Form 10-Q
period 2019-03-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2019-05-07
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

NORTHWEST NATURAL HOLDING COMPANY Yes [ X ] No [ ]		NORTHWEST NATURAL GAS COMPANY Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

NORTHWEST NATURAL HOLDING COMPANY Yes [ X ] No [ ]		NORTHWEST NATURAL GAS COMPANY Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
NORTHWEST NATURAL HOLDING COMPANY Yes [ ] No [ X ]		NORTHWEST NATURAL GAS COMPANY Yes [ ] No [ X ]

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol	Name of each Exchange on Which Registered
NORTHWEST NATURAL HOLDING COMPANY	Common Stock	NWN	New York Stock Exchange
NORTHWEST NATURAL GAS COMPANY	None

At April 26, 2019, 28,965,723 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.

This combined Form 10-Q is separately filed by Northwest Natural Holding Company and Northwest Natural Gas Company. Information contained in this document relating to Northwest Natural Gas Company is filed by Northwest Natural Holding Company and separately by Northwest Natural Gas Company. Northwest Natural Gas Company makes no representation as to information relating to Northwest Natural Holding Company or its subsidiaries, except as it may relate to Northwest Natural Gas Company and its subsidiaries.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to the safe harbors created by such Act. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, projections and predictions;

•	objectives, goals or strategies;

•	assumptions, generalizations and estimates;

•	ongoing continuation of past practices or patterns;

•	future events or performance;

•	trends;

•	risks;

•	uncertainties;

•	timing and cyclicality;

•	earnings and dividends;

•	capital expenditures and allocation;

•	capital or organizational structure;

•	climate change and our role in a low-carbon, renewable-energy future;

•	growth;

•	customer rates;

•	labor relations and workforce succession;

•	commodity costs;

•	gas reserves;

•	operational performance and costs;

•	energy policy, infrastructure and preferences;

•	public policy approach and involvement;

•	efficacy of derivatives and hedges;

•	liquidity, financial positions, and planned securities issuances;

•	valuations;

•	project and program development, expansion, or investment;

•	business development efforts, including acquisitions and integration thereof;

•	implementation of our water strategy;

•	pipeline capacity, demand, location, and reliability;

•	adequacy of property rights and headquarter development;

•	technology implementation and cybersecurity practices;

•	competition;

•	procurement and development of gas supplies;

•	estimated expenditures;

•	costs of compliance;

•	customers bypassing our infrastructure;

•	credit exposures;

•	rate or regulatory outcomes, recovery or refunds;

•	impacts or changes of laws, rules and regulations;

•	tax liabilities or refunds, including effects of tax reform;

•	levels and pricing of gas storage contracts and gas storage markets;

•	outcomes, timing and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations, expectations and treatment with respect to retirement plans;

•	availability, adequacy, and shift in mix, of gas supplies;

•	effects of new or anticipated changes in critical accounting policies or estimates;

•	approval and adequacy of regulatory deferrals;

•	effects and efficacy of regulatory mechanisms; and

•	environmental, regulatory, litigation and insurance costs and recoveries, and timing thereof.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in NW Holdings' and NW Natural's 2018 Annual Report on Form 10-K, Part I, Item 1A “Risk Factors” and Part II, Item 7 and Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” and in Part I, Items 2 and 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, respectively of Part II of this report.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2019	2018

Operating revenues	$285,348	$263,635

Operating expenses:
Cost of gas	105,457	108,106
Operations and maintenance	51,482	39,523
Environmental remediation	8,947	4,624
General taxes	9,027	9,474
Revenue taxes	11,926	12,429
Depreciation and amortization	21,572	20,875
Other operating expenses	892	853
Total operating expenses	209,303	195,884
Income from operations	76,045	67,751
Other income (expense), net	(13,747)	(834)
Interest expense, net	10,205	9,274
Income before income taxes	52,093	57,643
Income tax expense	8,675	15,632
Net income from continuing operations	43,418	42,011
Loss from discontinued operations, net of tax	(217)	(474)
Net income	43,201	41,537
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $41 and $55 for the three months ended March 31, 2019 and 2018, respectively	115	154
Comprehensive income	$43,316	$41,691
Average common shares outstanding:
Basic	28,906	28,753
Diluted	28,970	28,803
Earnings from continuing operations per share of common stock:
Basic	$1.50	$1.46
Diluted	1.50	1.46
Loss from discontinued operations per share of common stock:
Basic	$(0.01)	$(0.02)
Diluted	(0.01)	(0.02)
Earnings per share of common stock:
Basic	$1.49	$1.44
Diluted	1.49	1.44

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2019	2018	2018

Assets:
Current assets:
Cash and cash equivalents	$12,817	$11,215	$12,633
Accounts receivable	93,617	77,897	66,970
Accrued unbilled revenue	36,147	38,752	57,827
Allowance for uncollectible accounts	(1,301)	(1,112)	(977)
Regulatory assets	46,317	45,900	41,930
Derivative instruments	7,890	1,130	9,001
Inventories	19,540	34,399	44,149
Gas reserves	16,157	15,124	16,647
Income taxes receivable	6,000	—	6,000
Other current assets	20,293	16,877	28,472
Discontinued operations current assets (Note 17)	14,632	1,512	13,269
Total current assets	272,109	241,694	295,921
Non-current assets:
Property, plant, and equipment	3,439,460	3,251,075	3,414,490
Less: Accumulated depreciation	1,005,117	972,773	993,118
Total property, plant, and equipment, net	2,434,343	2,278,302	2,421,372
Gas reserves	61,907	80,560	66,197
Regulatory assets	327,194	343,037	371,786
Derivative instruments	541	1,148	725
Other investments	63,829	66,709	63,558
Operating lease right of use asset	6,163	—	—
Goodwill	8,954	—	8,954
Other non-current assets	16,077	7,030	14,149
Discontinued operations non-current assets (Note 17)	—	10,859	—
Total non-current assets	2,919,008	2,787,645	2,946,741
Total assets	$3,191,117	$3,029,339	$3,242,662

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2019	2018	2018

Liabilities and equity:
Current liabilities:
Short-term debt	$176,391	$50,000	$217,620
Current maturities of long-term debt	104,158	74,785	29,989
Accounts payable	103,207	77,860	115,878
Taxes accrued	11,004	12,018	11,023
Interest accrued	9,233	9,262	7,306
Regulatory liabilities	46,770	34,946	47,436
Derivative instruments	2,845	17,607	12,381
Operating lease liabilities	4,656	—	—
Other current liabilities	54,543	39,166	54,492
Discontinued operations current liabilities (Note 17)	13,282	1,209	12,959
Total current liabilities	526,089	316,853	509,084
Long-term debt	632,484	683,497	706,247
Deferred credits and other non-current liabilities:
Deferred tax liabilities	293,662	283,129	280,463
Regulatory liabilities	600,698	600,442	611,560
Pension and other postretirement benefit liabilities	220,732	221,732	221,886
Derivative instruments	1,161	2,355	3,025
Operating lease liabilities	1,495	—	—
Other non-current liabilities	120,569	137,147	147,763
Discontinued operations non-current liabilities (Note 17)	—	11,979	—
Total deferred credits and other non-current liabilities	1,238,317	1,256,784	1,264,697
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 28,962, 28,781, and 28,880 at March 31, 2019 and 2018, and December 31, 2018, respectively	459,932	450,408	457,640
Retained earnings	342,734	330,081	312,182
Accumulated other comprehensive loss	(8,439)	(8,284)	(7,188)
Total equity	794,227	772,205	762,634
Total liabilities and equity	$3,191,117	$3,029,339	$3,242,662

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended March 31,
	2019	2018
Total shareholders' equity, beginning balances	$762,634	$742,776

Common stock:
Beginning balances	457,640	448,865
Stock-based compensation	1,245	1,172
Shares issued pursuant to equity based plans	1,047	371
Ending balances	459,932	450,408

Retained earnings:
Beginning balances	312,182	302,349
Net income	43,201	41,537
Dividends on common stock	(14,015)	(13,805)
Reclassification of tax effects from the TCJA	1,366	—
Ending balances	342,734	330,081

Accumulated other comprehensive income (loss):
Beginning balances	(7,188)	(8,438)
Other comprehensive income	115	154
Reclassification of tax effects from the TCJA	(1,366)	—
Ending balances	(8,439)	(8,284)

Total shareholders' equity, ending balances	$794,227	$772,205

Dividends per share of common stock	$0.4750	$0.4725

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2019	2018

Operating activities:
Net income	$43,201	$41,537
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	21,572	20,875
Regulatory amortization of gas reserves	4,780	4,073
Deferred income taxes	6,306	13,327
Qualified defined benefit pension plan expense	3,499	1,435
Contributions to qualified defined benefit pension plans	(1,490)	(1,720)
Deferred environmental expenditures, net	(3,685)	(1,280)
Amortization of environmental remediation	8,947	4,624
Regulatory revenue recovery deferral from the TCJA	450	6,424
Regulatory disallowance of pension costs	10,500	—
Other	3,171	879
Changes in assets and liabilities:
Receivables, net	(4,891)	10,552
Inventories	21,108	13,144
Income and other taxes	7,406	(6,865)
Accounts payable	(14,883)	(19,042)
Interest accrued	1,927	2,489
Deferred gas costs	(19,182)	3,519
Decoupling mechanism	7,903	5,431
Other, net	8,894	3,963
Discontinued operations	(739)	1,156
Cash provided by operating activities	104,794	104,521
Investing activities:
Capital expenditures	(48,764)	(57,329)
Other	(1,991)	(58)
Discontinued operations	(301)	(101)
Cash used in investing activities	(51,056)	(57,488)
Financing activities:
Proceeds from stock options exercised	1,546	—
Long-term debt retired	—	(22,000)
Change in short-term debt	(41,229)	(4,200)
Cash dividend payments on common stock	(12,935)	(12,781)
Other	(936)	(309)
Cash used in financing activities	(53,554)	(39,290)
Increase in cash and cash equivalents	184	7,743
Cash and cash equivalents, beginning of period	12,633	3,472
Cash and cash equivalents, end of period	$12,817	$11,215

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$7,976	$6,261
Income taxes paid (refunded), net	(90)	9,800
See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2019	2018

Operating revenues	$284,846	$263,635

Operating expenses:
Cost of gas	105,513	108,164
Operations and maintenance	50,434	39,500
Environmental remediation	8,947	4,624
General taxes	8,988	9,459
Revenue taxes	11,926	12,429
Depreciation and amortization	21,504	20,868
Other operating expenses	890	853
Total operating expenses	208,202	195,897
Income from operations	76,644	67,738
Other income (expense), net	(13,768)	(815)
Interest expense, net	10,133	9,274
Income before income taxes	52,743	57,649
Income tax expense	8,848	15,635
Net income from continuing operations	43,895	42,014
Loss from discontinued operations, net of tax	—	(477)
Net income	43,895	41,537
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $41 and $55 for the three months ended March 31, 2019 and 2018, respectively	115	154
Comprehensive income	$44,010	$41,691

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2019	2018	2018

Assets:
Current assets:
Cash and cash equivalents	$6,833	$10,904	$7,947
Accounts receivable	93,502	77,898	66,824
Accrued unbilled revenue	36,085	38,752	57,773
Receivables from affiliates	4,247	422	4,166
Allowance for uncollectible accounts	(1,300)	(1,113)	(975)
Regulatory assets	46,317	45,900	41,930
Derivative instruments	7,890	1,130	9,001
Inventories	19,528	34,399	44,126
Gas reserves	16,157	15,124	16,647
Other current assets	19,474	16,821	25,347
Discontinued operations current assets (Note 17)	—	5,731	—
Total current assets	248,733	245,968	272,786
Non-current assets:
Property, plant, and equipment	3,435,304	3,250,700	3,410,439
Less: Accumulated depreciation	1,004,812	972,573	992,855
Total property, plant, and equipment, net	2,430,492	2,278,127	2,417,584
Gas reserves	61,907	80,560	66,197
Regulatory assets	327,194	343,037	371,786
Derivative instruments	541	1,148	725
Other investments	50,212	53,018	49,922
Operating lease right of use asset	5,903	—	—
Other non-current assets	15,646	7,017	13,736
Discontinued operations non-current assets (Note 17)	—	24,738	—
Total non-current assets	2,891,895	2,787,645	2,919,950
Total assets	$3,140,628	$3,033,613	$3,192,736

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2019	2018	2018

Liabilities and equity:
Current liabilities:
Short-term debt	$176,300	$50,000	$217,500
Current maturities of long-term debt	104,084	74,785	29,989
Accounts payable	102,232	77,590	114,937
Payables to affiliates	1,385	3,613	523
Taxes accrued	10,869	11,984	10,990
Interest accrued	9,225	9,262	7,273
Regulatory liabilities	46,770	34,946	47,436
Derivative instruments	2,845	17,607	12,381
Operating lease liabilities	4,477	—	—
Other current liabilities	53,155	39,180	53,027
Discontinued operations current liabilities (Note 17)	—	2,160	—
Total current liabilities	511,342	321,127	494,056
Long-term debt	630,370	683,497	704,134
Deferred credits and other non-current liabilities:
Deferred tax liabilities	307,704	299,526	294,739
Regulatory liabilities	600,698	600,442	611,560
Pension and other postretirement benefit liabilities	220,732	221,732	221,886
Derivative instruments	1,161	2,355	3,025
Operating lease liabilities	1,413	—	—
Other non-current liabilities	120,465	137,059	147,668
Discontinued operations - non-current liabilities (Note 17)	—	(4,330)	—
Total deferred credits and other non-current liabilities	1,252,173	1,256,784	1,278,878
Commitments and contingencies (Note 16)
Equity:
Common stock	226,452	450,408	226,452
Retained earnings	528,730	330,081	496,404
Accumulated other comprehensive loss	(8,439)	(8,284)	(7,188)
Total equity	746,743	772,205	715,668
Total liabilities and equity	$3,140,628	$3,033,613	$3,192,736

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended March 31,
	2019	2018
Total shareholder's equity, beginning balances	$715,668	$742,776

Common stock:
Beginning balances	226,452	448,865
Stock-based compensation(1)	—	1,172
Additional paid-in capital pursuant to employee stock purchase plan	—	371
Ending balances	226,452	450,408

Retained earnings:
Beginning balances	496,404	302,349
Net income	43,895	41,537
Dividends on common stock	(12,935)	(13,805)
Reclassification of tax effects from the TCJA	1,366	—
Ending balances	528,730	330,081

Accumulated other comprehensive income (loss):
Beginning balances	(7,188)	(8,438)
Other comprehensive income	115	154
Reclassification of tax effects from the TCJA	(1,366)	—
Ending balances	(8,439)	(8,284)

Total shareholder's equity, ending balances	$746,743	$772,205

(1) Stock-based compensation is based on stock awards of NW Natural to be issued in shares of NW Holdings.

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2019	2018

Operating activities:
Net income	$43,895	$41,537
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	21,504	20,868
Regulatory amortization of gas reserves	4,780	4,073
Deferred income taxes	6,072	12,862
Qualified defined benefit pension plan expense	3,499	1,435
Contributions to qualified defined benefit pension plans	(1,490)	(1,720)
Deferred environmental expenditures, net	(3,685)	(1,280)
Amortization of environmental remediation	8,947	4,624
Regulatory revenue deferral from the TCJA	450	6,424
Regulatory disallowance of pension costs	10,500	—
Other	3,117	854
Changes in assets and liabilities:
Receivables, net	(4,995)	10,552
Inventories	21,097	13,144
Income and other taxes	5,037	(6,860)
Accounts payable	(15,337)	(18,645)
Interest accrued	1,952	2,489
Deferred gas costs	(19,182)	3,519
Decoupling mechanism	7,903	5,431
Other, net	10,639	3,963
Discontinued operations	—	1,301
Cash provided by operating activities	104,703	104,571
Investing activities:
Capital expenditures	(48,658)	(57,329)
Other	(1,991)	(57)
Discontinued operations	—	(101)
Cash used in investing activities	(50,649)	(57,487)
Financing activities:
Long-term debt retired	—	(22,000)
Change in short-term debt	(41,200)	(4,200)
Cash dividend payments on common stock	(12,935)	(12,781)
Other	(1,033)	(309)
Cash used in financing activities	(55,168)	(39,290)
Increase in cash and cash equivalents	(1,114)	7,794
Cash and cash equivalents, beginning of period	7,947	3,110
Cash and cash equivalents, end of period	$6,833	$10,904

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$7,889	$6,261
Income taxes paid (refunded), net	(90)	9,800
See Notes to Unaudited Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

On October 1, 2018, we completed a reorganization into a holding company structure. In this reorganization, shareholders of NW Natural (the predecessor publicly held parent company) became shareholders of NW Holdings on a one-for-one basis; maintaining the same number of shares and ownership percentage as held in NW Natural immediately prior to the reorganization. NW Natural became a wholly-owned subsidiary of NW Holdings. Additionally, certain subsidiaries of NW Natural were transferred to NW Holdings. This reorganization was accounted for as a transaction among entities under common control. As required under accounting guidance, these subsidiaries are presented in this report as discontinued operations in the consolidated results of NW Natural. See Note 17 for additional information.

The accompanying consolidated financial statements represent the respective, consolidated financial results of NW Holdings and NW Natural and all respective companies that each registrant directly or indirectly controls, either through majority ownership or otherwise. This is a combined report of NW Holdings and NW Natural, which includes separate consolidated financial statements for each registrant.

NW Natural's regulated natural gas distribution activities are reported in the natural gas distribution (NGD) segment. The NGD segment is NW Natural's core operating business and serves residential, commercial, and industrial customers in Oregon and southwest Washington. The NGD segment is the only reportable segment for NW Holdings and NW Natural. All other activities, water businesses, and other investments are aggregated and reported as other at their respective registrant.

In addition, NW Holdings has reported discontinued operations results related to the pending sale of Gill Ranch Storage, LLC (Gill Ranch). All prior period amounts have been retrospectively adjusted to reflect the change in reportable segments, the designation of Gill Ranch as a discontinued operation for NW Holdings, and the designation of subsidiaries previously owned by NW Natural that are now owned by NW Holdings as discontinued operations for NW Natural. These reclassifications and the reorganization activities described above had no effect on the prior year’s consolidated results of operations, financial condition, or cash flows. See Note 17 for additional information.

NW Holdings' direct and indirect wholly-owned subsidiaries as of the filing date of this report include:

•	Northwest Natural Gas Company (NW Natural);

•	Northwest Energy Corporation (Energy Corp);

•	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NW Natural Energy, LLC (NWN Energy);

•	NW Natural Gas Storage, LLC (NWN Gas Storage);

▪	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	NNG Financial Corporation (NNG Financial);

•	KB Pipeline Company (KB);

•	NW Natural Water Company, LLC (NWN Water);

▪	Falls Water Co., Inc. (Falls Water);

▪	Salmon Valley Water Company;

▪	NW Natural Water of Oregon, LLC (NWN Water of Oregon);

•	Sunstone Water, LLC;

▪	NW Natural Water of Washington, LLC (NWN Water of Washington);

•	Cascadia Water, LLC (Cascadia);

▪	NW Natural Water of Idaho, LLC (NWN Water of Idaho); and

•	Gem State Water Company, LLC (Gem State)

Investments in corporate joint ventures and partnerships that NW Holdings does not directly or indirectly control, and for which it is not the primary beneficiary, include NNG Financial's investment in Kelso-Beaver Pipeline and NWN Energy's investment in Trail West Holdings, LLC (TWH), which are accounted for under the equity method. NW Holdings and its direct and indirect subsidiaries are collectively referred to herein as NW Holdings, and NW Natural and its direct and indirect subsidiaries are collectively referred to herein as NW Natural. The consolidated financial statements of NW Holdings and NW Natural are presented after elimination of all intercompany balances and transactions.

Information presented in these interim consolidated financial statements is unaudited, but includes all material adjustments management considers necessary for a fair statement of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in NW Holdings' and NW Natural's combined 2018 Annual Report on Form 10-K (2018 Form 10-K). A significant part of NW Natural's business is of a seasonal nature; therefore, NW Holdings and NW Natural results of operations for interim periods are not necessarily indicative of full year results.

During the second quarter of 2018, we moved forward with our long-term strategic plans, which include a shift away from the California gas storage business. In June 2018, NWN Gas Storage, a wholly-owned subsidiary of NW Natural at the time and now a wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in its wholly-owned subsidiary, Gill Ranch, subject to various regulatory approvals and closing conditions. We have concluded that the pending sale of Gill Ranch qualifies as assets and liabilities held for sale and discontinued operations. As such, the results of Gill Ranch have been presented as a discontinued operation for NW Holdings for all periods presented and for NW Natural up until the holding company reorganization was effective on October 1, 2018 on the consolidated statements of comprehensive income and cash flows, and the assets and liabilities associated with Gill Ranch have been classified as discontinued operations assets and liabilities on the NW Holdings consolidated balance sheet. See Note 17 for additional information. Additionally, we reevaluated reportable segments and concluded that the remaining gas storage activities no longer meet the requirements to be separately reported as a segment. Interstate Storage Services is now reported in Other under NW Natural and NW Holdings as applicable, and all prior periods reflect this change. See Note 4, which provides segment information.

Notes to the consolidated financial statements reflect the activity of continuing operations for both NW Holdings and NW Natural for all periods presented, unless otherwise noted.
2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2018 Form 10-K. There were no material changes to those accounting policies during the three months ended March 31, 2019 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

Industry Regulation
In applying regulatory accounting principles, NW Holdings and NW Natural capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the Oregon Public Utilities Commission (OPUC), Washington Utilities and Transportation Commission (WUTC) or Idaho Public Utilities Commission (IPUC), which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a return or a carrying charge in certain cases.
Amounts deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
	March 31,		December 31,
In thousands	2019	2018	2018
Current:
Unrealized loss on derivatives(1)	$2,845	$17,569	$12,381
Gas costs	17,927	591	2,873
Environmental costs(2)	5,090	5,818	5,601
Decoupling(3)	3,937	9,578	9,140
Pension balancing(4)	4,955	—	—
Income taxes	2,209	2,218	2,218
Other(5)	9,354	10,126	9,717
Total current	$46,317	$45,900	$41,930
Non-current:
Unrealized loss on derivatives(1)	$1,161	$2,355	$3,025
Pension balancing(4)	50,408	63,940	74,173
Income taxes	17,758	19,267	19,185
Pension and other postretirement benefit liabilities	171,565	175,505	174,993
Environmental costs(2)	66,612	66,730	76,149
Gas costs	8,919	49	9,978
Decoupling(3)	250	2,663	2,545
Other(5)	10,521	12,528	11,738
Total non-current	$327,194	$343,037	$371,786

	Regulatory Liabilities
	March 31,		December 31,
In thousands	2019	2018	2018
Current:
Gas costs	$11,126	$17,798	$17,182
Unrealized gain on derivatives(1)	7,284	1,120	8,740
Decoupling(3)	2,055	2,501	2,264
Income taxes	7,763	—	—
Other(5)	18,542	13,527	19,250
Total current	$46,770	$34,946	$47,436
Non-current:
Gas costs	$1,421	$5,639	$552
Unrealized gain on derivatives(1)	541	1,148	725
Decoupling(3)	614	1,253	—
Income taxes(6)	202,692	219,795	225,408
Accrued asset removal costs(7)	384,702	365,363	380,464
Other(5)	10,728	7,244	4,411
Total non-current	$600,698	$600,442	$611,560

(1)
Unrealized gains or losses on derivatives are non-cash items and therefore do not earn a rate of return or a carrying charge. These amounts are recoverable through NGD rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.

(2)	Refer to footnote (3) of the Deferred Regulatory Asset table in Note 16 for a description of environmental costs.

(3)	This deferral represents the margin adjustment resulting from differences between actual and expected volumes.

(4)	Refer to Note 9 for information regarding the deferral of pension expenses.

(5)	Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.

(6)	This balance represents estimated amounts associated with the Tax Cuts and Jobs Act. See Note 10.

(7)	Estimated costs of removal on certain regulated properties are collected through rates.

We believe all costs incurred and deferred at March 31, 2019 are prudent. All regulatory assets and liabilities are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

New Accounting Standards
We consider the applicability and impact of all accounting standards updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on NW Natural's consolidated financial position or results of operations.

Recently Adopted Accounting Pronouncements
ACCUMULATED OTHER COMPREHENSIVE INCOME. On February 14, 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This update was issued in response to concerns from certain stakeholders regarding the current requirements under U.S. GAAP that deferred tax assets and liabilities are adjusted for a change in tax laws or rates, and the effect is to be included in income from continuing operations in the period of the enactment date. This requirement is also applicable to items in accumulated other comprehensive income where the related tax effects were originally recognized in other comprehensive income. The adjustment of deferred taxes due to the new corporate income tax rate enacted through the Tax Cuts and Jobs Act (TCJA) on December 22, 2017 recognized in income from continuing operations causes the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects) to not reflect the appropriate tax rate. The amendments in this update allow but do not require a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA and require certain disclosures about stranded tax effects. NW Natural adopted and applied the standard in the first quarter of 2019. NW Natural elected to reclassify the stranded tax effects of the TJCA of $1.4 million from accumulated other comprehensive loss to retained earnings in the period of adoption. Going forward, our policy is that, in the event that regulation changes result in stranded tax effects, such amounts will be reclassified from accumulated other comprehensive income (loss) to retained earnings in the final period that the related deferred tax balance remeasurement is expected to impact income from continuing operations.

DERIVATIVES AND HEDGING. On August 28, 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities." The purpose of the amendment is to more closely align hedge accounting with companies’ risk management strategies. The ASU amends the accounting for risk component hedging, the hedged item in fair value hedges of interest rate risk, and amounts excluded from the assessment of hedge effectiveness. The guidance also amends the recognition and presentation of the effect of hedging instruments and includes other simplifications of hedge accounting. The amendments in this update were effective beginning January 1, 2019 and were applied prospectively to hedging instruments. The adoption did not have an impact on the financial statements or disclosures of NW Holdings or NW Natural.

GOODWILL. On January 26, 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." The ASU removes Step 2 from the goodwill impairment test and under the amended guidance an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount in which the carrying amounts exceed the fair value of the reporting unit. The amendments in this standard are effective for us beginning January 1, 2020 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. NW Natural early adopted ASU 2017-04 in the quarter ended September 30, 2018. The adoption of this ASU did not materially affect the financial statements and disclosures of NW Holdings or NW Natural.

LEASES. On February 25, 2016, the FASB issued ASU 2016-02, "Leases," which revises the existing lease accounting guidance. Pursuant to the new standard (“ASC 842”), lessees are required to recognize all leases, including operating leases that are greater than 12 months at lease commencement, on the balance sheet and record corresponding right of use assets and lease liabilities. Lessor accounting will remain substantially the same under the new standard. Quantitative and qualitative disclosures are also required for users of the financial statements to have a clear understanding of the nature of our leasing activities.

We elected the alternative prospective transition approach for adoption beginning January 1, 2019. All comparative periods prior to January 1, 2019 will retain the financial reporting and disclosure requirements of ASC 840 “Leases” (“ASC 840”). There was no cumulative effect adjustment to the opening balance of retained earnings recorded as of January 1, 2019 for adoption as there were no initial direct costs or other capitalized costs related to the legacy leases that needed to be derecognized upon adoption of ASC 842.

We elected the land easement optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under the ASC 840 lease guidance. For the existing lease portfolio, we did not elect the optional practical expedient package to retain the legacy lease accounting conclusions upon adoption; we re-assessed our existing contracts under the new leasing standard including whether the contract meets the definition of a lease and lease classification. As a result, we determined that most of our underground gas storage contracts no longer meet the definition of a lease under the new lease standard. Our lease portfolio under the new standard consists primarily of our current leased headquarters, which expires in 2020.

In October 2017, NW Natural entered into a 20-year operating lease agreement commencing in 2020 for a new headquarters location in Portland, Oregon. The lease was analyzed under ASC 840 in consideration of build-to-suit lease accounting guidance with the conclusion that NW Natural was the accounting owner of the asset during construction. Under the new lease standard, ASC 842, NW Natural is no longer considered the accounting owner of the asset during construction. As such, in January 2019 we derecognized the build-to-suit asset and liability balances of $26.0 million as of December 31, 2018 that were previously recorded within property, plant and equipment and other non-current liabilities in the consolidated balance sheet.

Upon adoption on January 1, 2019, NW Holdings recorded an operating lease right of use asset and an associated operating lease liability of approximately $7.3 million, of which $7.0 million was recorded at NW Natural. Lease liabilities are measured using NW Natural's incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. See Note 6.

CLOUD COMPUTING. On August 29, 2018, the FASB issued ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The purpose of the amendment is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update are effective for us beginning January 1, 2020. Early adoption is permitted, and NW Holdings and NW Natural early adopted ASU 2018-15 in the quarter ended March 31, 2019 utilizing the prospective application methodology. The adoption of this ASU did not materially affect the financial statements and disclosures of NW Holdings or NW Natural.

Recently Issued Accounting Pronouncements
RETIREMENT BENEFITS. On August 28, 2018, the FASB issued ASU 2018-14, "Changes to the Disclosure Requirements for Defined Benefit Plans." The purpose of the amendment is to modify the disclosure requirements for defined benefit pension and other postretirement plans. The amendments in this update are effective for us beginning January 1, 2020. Early adoption is permitted. The amended presentation and disclosure guidance should be applied retrospectively. We are currently assessing the effect of this standard on disclosures.

FAIR VALUE MEASUREMENT. On August 28, 2018, the FASB issued ASU 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement." The purpose of the amendment is to modify the disclosure requirements for fair value measurements. The amendments in this update are effective for us beginning January 1, 2020. Early adoption is permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. We are currently assessing the effect of this standard on disclosures.

CREDIT LOSSES. On June 16, 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which applies to financial assets subject to credit losses and measured at amortized cost. The new standard will require financial assets measured at amortized cost to be presented at the net amount expected to be collected and the allowance for credit losses is to be recorded as a valuation account that is deducted from the amortized cost basis. The amendments in this update are effective beginning January 1, 2020. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently assessing the effect of this standard on our financial statements and disclosures.
3. EARNINGS PER SHARE

Basic earnings per share are computed using NW Holdings' net income and the weighted average number of common shares outstanding for each period presented. Diluted earnings per share are computed in the same manner, except using the weighted average number of common shares outstanding plus the effects of the assumed exercise of stock options and the payment of estimated stock awards from other stock-based compensation plans that are outstanding at the end of each period presented. Antidilutive stock awards are excluded from the calculation of diluted earnings per common share.

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended March 31,
In thousands, except per share data	2019	2018
Net Income from continuing operations	$43,418	$42,011
Loss from discontinued operations, net of tax	(217)	(474)
Net income	$43,201	$41,537
Average common shares outstanding - basic	28,906	28,753
Additional shares for stock-based compensation plans (See Note 7)	64	50
Average common shares outstanding - diluted	28,970	28,803
Earnings from continuing operations per share of common stock:
Basic	$1.50	$1.46
Diluted	$1.50	$1.46
Loss from discontinued operations per share of common stock:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Earnings per share of common stock:
Basic	$1.49	$1.44
Diluted	$1.49	$1.44
Additional information:
Antidilutive shares	5	16
4. SEGMENT INFORMATION

We primarily operate in one reportable business segment, which is NW Natural's local gas distribution business and is referred to as the NGD segment. During the second quarter of 2018, we moved forward with long-term strategic plans, which include a shift away from the California gas storage business, by entering into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in Gill Ranch, subject to various regulatory approvals and closing conditions. As such, we reevaluated reportable segments and concluded that the remaining gas storage activities no longer meet the requirements of a reportable segment. Interstate Storage Services and asset management activities at the Mist gas storage facility, are now reported as other under NW Natural. NW Natural and NW Holdings also have investments and business activities not specifically related to the NGD, which are aggregated and reported as other and described below for each entity.

Natural Gas Distribution
NW Natural's local gas distribution segment is a regulated utility principally engaged in the purchase, sale, and delivery of natural gas and related services to customers in Oregon and southwest Washington. In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion in Oregon, and NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp.

NW Natural
NW Natural's activities in Other include Interstate Storage Services and third-party asset management services for the Mist facility in Oregon, appliance retail center operations, and corporate operating and non-operating revenues and expenses that cannot be allocated to NGD operations.

Earnings from Interstate Storage Services assets are primarily related to firm storage capacity revenues. Earnings from the Mist facility also include revenue, net of amounts shared with NGD customers, from management of NGD assets at Mist and upstream pipeline capacity when not needed to serve NGD customers. Under the Oregon sharing mechanism, NW Natural retains 80% of the pre-tax income from these services when the costs of the capacity were not included in NGD rates, or 10% of the pre-tax income when the costs have been included in these rates. The remaining 20% and 90%, respectively, are recorded in a deferred regulatory account for crediting back to NGD customers.

NW Holdings
NW Holdings' activities in Other include all remaining activities not associated with NW Natural, specifically NWN Water, which consolidates the water operations and is pursuing other investments in the water sector itself and through its wholly-owned subsidiaries, NWN Gas Storage, a wholly-owned subsidiary of NWN Energy, NWN Energy's equity investment in TWH, which is pursuing development of a cross-Cascades transmission pipeline project (TWP), and other pipeline assets in NNG Financial. For more information on TWP, see Note 13. Other also includes corporate revenues and expenses that cannot be allocated to other operations.

All prior period amounts have been retrospectively adjusted to reflect the change in reportable segments and the designation of Gill Ranch as a discontinued operation for NW Holdings, and the designation of subsidiaries previously owned by NW Natural that are now owned by NW Holdings as discontinued operations for NW Natural.

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. The following table presents summary financial information concerning the reportable segments of continuing operations. See Note 17 for information regarding discontinued operations for NW Holdings and NW Natural.

	Three Months Ended March 31,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2019
Operating revenues	$279,041	$5,805	$284,846	$502	$285,348
Depreciation and amortization	21,249	255	21,504	68	21,572
Income (loss) from operations	72,898	3,746	76,644	(599)	76,045
Net income (loss) from continuing operations	41,206	2,689	43,895	(477)	43,418
Capital expenditures	48,606	52	48,658	106	48,764
Total assets at March 31, 2019(1)	3,091,062	49,566	3,140,628	35,857	3,176,485
2018
Operating revenues	$257,933	$5,702	$263,635	$—	$263,635
Depreciation and amortization	20,543	325	20,868	7	20,875
Income from operations	64,756	2,982	67,738	13	67,751
Net income (loss) from continuing operations	39,883	2,131	42,014	(3)	42,011
Capital expenditures	56,894	435	57,329	—	57,329
Total assets at March 31, 2018(1)	2,952,294	50,850	3,003,144	13,824	3,016,968
Total assets at December 31, 2018(1)	3,141,969	50,767	3,192,736	36,657	3,229,393

(1)
Total assets for NW Holdings exclude assets related to discontinued operations of $14.6 million, $12.4 million, and $13.3 million as of March 31, 2019, March 31, 2018, and December 31, 2018, respectively. Total assets for NW Natural exclude assets related to discontinued operations of $30.5 million as of March 31, 2018.

Natural Gas Distribution Margin
NGD margin is a financial measure used by the Chief Operating Decision Maker (CODM), consisting of NGD operating revenues, reduced by the associated cost of gas, environmental remediation expense, and revenue taxes. The cost of gas purchased for NGD customers is generally a pass-through cost in the amount of revenues billed to regulated NGD customers. Environmental remediation expense represents collections received from customers through the environmental recovery mechanism in Oregon as well as adjustments for the environmental earnings test. This is offset by environmental remediation expense presented in in operating expenses. Revenue taxes are collected from NGD customers and remitted to taxing authorities. The collections from customers are offset by the expense recognition of the obligation to the taxing authority. By subtracting cost of gas, environmental remediation expense, and revenue taxes from NGD operating revenues, NGD margin provides a key metric used by the CODM in assessing the performance of the NGD segment.

The following table presents additional segment information concerning NGD margin:

	Three Months Ended March 31,
In thousands	2019	2018
NGD margin calculation:
NGD operating revenues	$279,041	$257,933
Less: NGD cost of gas	105,513	108,164
Environmental remediation expense	8,947	4,624
Revenue taxes	11,926	12,429
NGD margin	$152,655	$132,716
5. REVENUE

The following table presents disaggregated revenue from continuing operations:

	Three Months Ended March 31,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2019
Natural gas sales	$296,186	$—	$296,186	$—	$296,186
Gas storage revenue, net	—	2,783	2,783	—	2,783
Asset management revenue, net	—	1,506	1,506	—	1,506
Appliance retail center revenue	—	1,516	1,516	—	1,516
Other revenue	—	—	—	502	502
Revenue from contracts with customers	296,186	5,805	301,991	502	302,493

Alternative revenue	(17,253)	—	(17,253)	—	(17,253)
Leasing revenue	108	—	108	—	108
Total operating revenues	$279,041	$5,805	$284,846	$502	$285,348

2018
Natural gas sales	$258,229	$—	$258,229	$—	$258,229
Gas storage revenue, net	—	2,577	2,577	—	2,577
Asset management revenue, net	—	1,579	1,579	—	1,579
Appliance retail center revenue	—	1,546	1,546	—	1,546
Other revenue	—	—	—	—	—
Revenue from contracts with customers	258,229	5,702	263,931	—	263,931

Alternative revenue	(372)	—	(372)	—	(372)
Leasing revenue	76	—	76	—	76
Total operating revenues	$257,933	$5,702	$263,635	$—	$263,635

NW Natural's revenue represents substantially all of NW Holdings' revenue and is recognized for both registrants when the obligation to customers is satisfied and in the amount expected to be received in exchange for transferring goods or providing services. Revenue from contracts with customers contains one performance obligation that is generally satisfied over time, using the output method based on time elapsed, due to the continuous nature of the service provided. The transaction price is determined by a set price agreed upon in the contract or dependent on regulatory tariffs. Customer accounts are settled on a monthly basis or paid at time of sale and based on historical experience. It is probable that we will collect substantially all of the consideration to which we are entitled.

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

We applied the significant financing practical expedient and have not adjusted the consideration NW Natural expects to receive from NGD customers for the effects of a significant financing component as all payment arrangements are settled annually. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations as of March 31, 2019.

Alternative revenue. Weather normalization (WARM) and decoupling mechanisms are considered to be alternative revenue programs. Alternative revenue programs are considered to be contracts between NW Natural and its regulator and are excluded from revenue from contracts with customers.

Leasing revenue. Leasing revenue primarily consists of rental revenue for small leases of property owned by NW Natural to third parties. The majority of the transactions are accounted for as operating leases and the revenue is recognized on a straight-line basis over the term of the lease agreement. Lease revenue is excluded from revenue from contracts with customers. See Note 6.

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

Asset management revenue. Asset management revenue is generally recognized over time using a straight-line approach over the term of each contract, and the amount of consideration received and recognized as revenue is dependent on a variable pricing model. Variable revenues earned above guaranteed amounts are estimated and recognized at the end of each period using the most likely amount approach. Revenues include management services of the storage assets and pipeline capacity provided, net of the profit sharing amount refunded to NGD customers. Asset management accounts are settled on a monthly basis.

As of March 31, 2019, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $52.2 million. Of this amount, approximately $10.2 million will be recognized during the remainder of 2019, $11.7 million in 2020, $10.7 million in 2021, $7.0 million in 2022, $5.8 million in 2023 and $6.8 million thereafter. The amounts presented here are calculated using current contracted rates.

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

We applied the significant financing practical expedient and have not adjusted the consideration we expect to receive from water distribution customers for the effects of a significant financing component as all payment arrangements are settled annually. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations as of March 31, 2019.

6. LEASES

Lease Revenue
Leasing revenue primarily consists of rental revenue for small leases of property owned by NW Natural to third parties. These transactions are accounted for as operating leases and the revenue is recognized on a straight-line basis over the term of the lease agreement.

Our lessor portfolio also contains a sales-type lease for specialized compressor facilities to provide high pressure gas service. Lease payments are outlined in an OPUC-approved rate schedule over a 10-year term. There are no variable payments or residual value guarantees. The gain computed upon lease commencement was not significant.

The components of lease revenue at NW Natural were as follows:

In thousands	Three months ended March 31, 2019
Lease revenue
Operating leases	$48
Sales-type leases	60
Total lease revenue	$108

Total future minimum lease payments to be received under non-cancelable leases at NW Natural at March 31, 2019 are as follows:

In thousands	Operating	Sales-Type	Total
2019 (excluding the three months ended March 31, 2019)	$94	$286	$380
2020	61	212	273
2021	49	198	247
2022	45	186	231
2023	45	173	218
Thereafter	138	478	616
Total lease revenue	$432	$1,533	$1,965
Less: imputed interest		459
Total lease receivable		$1,074

The total lease receivable above is reported under the NGD segment and included in “Other non-current assets” in the consolidated balance sheet. Additionally, under regulatory accounting, the imputed interest on the sales-type lease is recorded as depreciation expense on the consolidated statement of comprehensive income.

North Mist Gas Storage Expansion Project
In 2016, NW Natural began expanding its gas storage facility near Mist, Oregon to provide long-term, no-notice underground gas storage service to support gas-fired electric generating facilities that are intended to facilitate the integration of more wind power into the region's electric generation mix. This expansion project is in support of a local electric company’s gas-fired electric power generation facilities under an initial 30-year contract with options to extend, totaling up to an additional 50 years upon mutual agreement of the parties.

When the expansion is placed into service during the spring of 2019, the investment will be accounted for as a sales-type lease with regulatory accounting deferral treatment. The investment will be included in rate base under an established tariff schedule already approved by the OPUC, with revenues recognized consistent with the schedule. Billing rates will be updated annually to the current depreciable asset level, forecasted operating expenses, and for differences between actual and expected costs incurred.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters. Our leases have remaining lease terms of one year to 11 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet.

As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use NW Natural's incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Three months ended March 31, 2019
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$1,142	$46	$1,188
Short-term lease expense	160	—	160

Supplemental balance sheet information related to operating leases as of March 31, 2019 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use asset	$5,903	$260	$6,163

Operating lease liabilities - current liabilities	$4,477	$179	$4,656
Operating lease liabilities - non-current liabilities	1,413	82	1,495
Total operating lease liabilities	$5,890	$261	$6,151

As of March 31, 2019, the weighted average remaining lease term for the operating leases is 1.3 years for NW Natural. The weighted average discount rate used in the valuation of the operating lease right of use assets over the remaining lease term is 3.79% for NW Natural.

Maturities of operating lease liabilities at March 31, 2019 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
2019 (excluding the three months ended March 31, 2019)	$3,462	$139	$3,601
2020	1,980	102	2,082
2021	101	28	129
2022	93	—	93
2023	71	—	71
Thereafter	497	—	497
Total lease payments	6,204	269	6,473
Less: imputed interest	314	8	322
Total lease obligations	5,890	261	6,151
Less: current obligations	4,477	179	4,656
Long-term lease obligations	$1,413	$82	$1,495

Significant Lease Not Yet Commenced
In October 2017, NW Natural entered into a 20-year operating lease agreement for a new headquarters in Portland, Oregon in anticipation of the expiration of the current headquarters lease in 2020. The lease is expected to commence when construction of the asset is completed in late 2019 or early 2020. Total estimated base rent payments over the life of the lease are approximately $160 million. There is an option to extend the term of the lease for two additional seven-year periods.

Cash Flow Information
Supplemental cash flow information related to leases was as follows:

	Three months ended March 31, 2019
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,091	$43	$1,134
Right of use assets obtained in exchange for lease obligations
Operating leases	$6,987	$304	$7,291

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use asset for finance leases was $0.2 million at March 31, 2019.

Lease Disclosures Related to Periods Prior to the First Quarter of 2019
Land, buildings, and equipment are leased under agreements that expire in various years, including a 99-year land lease that extends through 2108. Rental costs for continuing operations were $5.9 million, $7.3 million, and $5.9 million for the years ended December 31, 2018, 2017, and 2016, respectively, a portion of which was capitalized.

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
7. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees and officers. These compensation plans include a Long Term Incentive Plan (LTIP), an Employee Stock Purchase Plan (ESPP), and a Restated Stock Option Plan. For additional information on stock-based compensation plans, see Note 7 in the 2018 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the three months ended March 31, 2019, no performance-based shares were granted under the LTIP for accounting purposes. In February 2019 and 2018, 2019 and 2018 LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2021 and 2020, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of March 31, 2019, and therefore, no expense was recognized for the 2019 and 2018 awards. NW Holdings will calculate the grant date fair value and NW Natural and other subsidiaries will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2019 and 2018 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2019 and 2018 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of the Russell 2500 Utilities Index over the three-year performance period of each respective award. If the targets were achieved for the 2019 and 2018 awards, NW Holdings would grant 36,250 and 33,163 shares in the first quarters of 2021 and 2020, respectively.

As of March 31, 2019, there was $0.8 million of unrecognized compensation cost associated with the 2017 LTIP grants, which is expected to be recognized through 2019.

Restricted Stock Units
During the three months ended March 31, 2019, 28,884 RSUs were granted under the LTIP with a weighted-average grant date fair value of $64.26 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. Generally, an RSU obligates NW Holdings, upon vesting, to issue the RSU holder one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU. The fair value of an RSU is equal to the closing market price of common stock on the grant date. As of March 31, 2019, there was $4.0 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized by NW Natural and other subsidiaries over a period extending through 2023.

8. DEBT

Short-Term Debt
At March 31, 2019, NW Holdings had short-term debt outstanding of $176.4 million, substantially all of which was recorded at NW Natural and was comprised primarily of NW Natural's commercial paper. The carrying cost of commercial paper approximates fair value using Level 2 inputs. See Note 2 in the 2018 Form 10-K for a description of the fair value hierarchy. At March 31, 2019, NW Natural's commercial paper had a maximum remaining maturity of 33 days and average remaining maturity of 17 days.

Long-Term Debt
At March 31, 2019, NW Holdings had long-term debt outstanding of $736.6 million, substantially all of which was recorded at NW Natural and included $5.2 million of unamortized debt issuance costs. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2019 through 2048, interest rates ranging from 2.822% to 9.050%, and a weighted average coupon rate of 5.009%.

Fair Value of Long-Term Debt
NW Holdings' and NW Natural's outstanding debt does not trade in active markets. The fair value of long-term debt is estimated using the value of outstanding debt at natural gas distribution companies with similar credit ratings, terms, and remaining maturities to NW Holdings' and NW Natural's debt that actively trade in public markets. Substantially all outstanding debt at NW Holdings is comprised of NW Natural debt. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in the 2018 Form 10-K for a description of the fair value hierarchy.

The following table provides an estimate of the fair value of NW Natural's long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	March 31,		December 31,
In thousands	2019	2018	2018
Gross long-term debt	$739,700	$764,700	$739,700
Unamortized debt issuance costs	(5,246)	(6,418)	(5,577)
Carrying amount	$734,454	$758,282	$734,123
Estimated fair value(1)	$775,590	$807,288	$760,222
(1) Estimated fair value does not include unamortized debt issuance costs.
9. PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

The service cost component of net periodic benefit cost for NW Natural pension and other postretirement benefit plans is recognized in operations and maintenance expense in the consolidated statements of comprehensive income. The other non-service cost components are recognized in other income (expense), net in the consolidated statements of comprehensive income.

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
In thousands	2019	2018	2019	2018
Service cost	$1,517	$1,807	$68	$80
Interest cost	4,662	4,183	281	241
Expected return on plan assets	(5,207)	(5,151)	—	—
Amortization of prior service costs	2	11	(117)	(117)
Amortization of net actuarial loss	3,603	4,523	97	110
Net periodic benefit cost	4,577	5,373	329	314
Amount allocated to construction	(586)	(682)	(24)	(27)
Amount deferred to regulatory balancing account	—	(2,756)	—	—
Net periodic benefit cost charged to expense	3,991	1,935	305	287
Regulatory pension disallowance	10,500	—	—	—
Amortization of regulatory balancing account	12,511	—	—	—
Net amount charged to expense	$27,002	$1,935	$305	$287

The service cost component of net periodic benefit costs is reduced by amounts capitalized to NGD plant based on approximately 25% to 35% payroll overhead charge. In addition, a certain amount of net periodic benefit costs were recorded to the regulatory balancing account, representing net periodic pension expense for the qualified plan above the amount set in rates, as approved by the OPUC, from 2011 through October 31, 2018.

In March 2019, the OPUC issued an order concluding the NW Natural 2018 Oregon rate case which allowed for the application of certain deferred revenues and tax benefits from the TCJA against NW Natural's pension regulatory balancing account. A corresponding total of $12.5 million in pension expenses were recognized in operating and maintenance expense and other income (expense), net in the consolidated statements of comprehensive income, with offsetting benefits recorded within operating revenues and income taxes. The Order also directed NW Natural to reduce the balancing account by an additional $10.5 million, which was also charged to operating and maintenance expense and other income (expense), net in the consolidated statements of comprehensive income.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended March 31,
In thousands	2019	2018
Beginning balance	$(7,188)	$(8,438)
Amounts reclassified from AOCL:
Amortization of actuarial losses	156	209
Reclassification of stranded tax effects(1)	(1,366)	—
Total reclassifications before tax	(1,210)	209
Tax (benefit) expense	(41)	(55)
Total reclassifications for the period	(1,251)	154
Ending balance	$(8,439)	$(8,284)

(1)
Reclassification of $1.4 million of income tax effects resulting from the TCJA from accumulated other comprehensive loss to retained earnings was made pursuant to the adoption of ASU 2018-02. See Note 2.

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the three months ended March 31, 2019, NW Natural made cash contributions totaling $1.5 million to qualified defined benefit pension plans. NW Natural expects further plan contributions of $9.5 million during the remainder of 2019.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). Employer contributions totaled $2.1 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.

See Note 9 in the 2018 Form 10-K for more information concerning these retirement and other postretirement benefit plans.
10. INCOME TAX

An estimate of annual income tax expense is made each interim period using estimates for annual pre-tax income, regulatory flow-through adjustments, tax credits, and other items. The estimated annual effective tax rate is applied to year-to-date, pre-tax income to determine income tax expense for the interim period consistent with the annual estimate. Discrete events are recorded in the interim period in which they occur or become known.

The effective income tax rate varied from the combined federal and state statutory tax rates due to the following:

	Three Months Ended March 31,
	NW Holdings		NW Natural
Dollars in thousands	2019	2018	2019	2018
Income taxes at statutory rates (federal and state)	$14,313	$15,368	$14,485	$15,372
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(5,260)	849	(5,260)	849
Other, net	(378)	(585)	(377)	(586)
Total provision for income taxes on continuing operations	$8,675	$15,632	$8,848	$15,635
Effective tax rate for continuing operations	16.7%	27.1%	16.8%	27.1%

The NW Holdings and NW Natural effective income tax rate for the three months ended March 31, 2019 compared to the same period in 2018 changed primarily as a result of regulatory amortization of deferred TCJA benefits as approved in the March 2019 OPUC order. See "U.S. Federal TCJA Matters" below and Note 10 in the 2018 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2017 tax year was completed during the first quarter of 2019. There were no material changes to the return as filed. The 2018 tax year is subject to examination under CAP and the 2019 tax year CAP application has been accepted by the IRS. The Oregon State examination of tax years 2015, 2016, and 2017 was completed in January 2019. There were no material changes to the returns as originally filed.

U.S. Federal TCJA Matters
On December 22, 2017, the TCJA was enacted and permanently lowered the U.S. federal corporate income tax rate to 21% from the previous maximum rate of 35%, effective for the tax year beginning January 1, 2018. The TCJA included specific provisions related to regulated public utilities that provide for the continued deductibility of interest expense and the elimination of bonus tax depreciation for property both acquired and placed into service on or after January 1, 2018. See Note 10 in the 2018 Form 10-K.

NW Natural previously filed applications with the OPUC and WUTC to defer the NGD net income tax benefits resulting from the TCJA. In March 2019, the OPUC issued an order addressing the regulatory amortization of the income tax benefits from the TCJA that NW Natural deferred for Oregon customers in December of 2017. Under the order, NW Natural will provide the benefit of these TCJA income tax deferrals to Oregon customers through ongoing annual credits to customer base rates and as a one-time recovery of a portion of the pension balancing account regulatory asset balance. On an annualized basis, it is anticipated that the income tax benefits from the provision of these TCJA benefits to customers should approximate the reduction to pretax income that occurs as a result of the customer base rate credits and one-time recovery of a portion of the pension balancing account. The resolution of deferred TCJA income tax benefits for Washington customers is expected later this year as part of NW Natural's Washington general rate case.

11. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations:

	March 31,		December 31,
In thousands	2019	2018	2018
NW Natural:
NGD plant in service	$3,159,754	$3,003,962	$3,134,122
NGD work in progress	204,938	177,133	204,978
Less: Accumulated depreciation	985,961	954,858	974,252
NGD plant, net	2,378,731	2,226,237	2,364,848
Other plant in service	65,283	65,353	66,009
Other construction work in progress	5,329	4,252	5,330
Less: Accumulated depreciation	18,851	17,715	18,603
Other plant, net (1)	51,761	51,890	52,736
Total property, plant, and equipment	$2,430,492	$2,278,127	$2,417,584

Other (NW Holdings):
Other plant in service	$4,156	$375	$4,051
Less: Accumulated depreciation	305	200	263
Other plant, net (1)	$3,851	$175	$3,788

NW Holdings:
Total property, plant, and equipment	$2,434,343	$2,278,302	$2,421,372

NW Natural and NW Holdings:
Capital expenditures in accrued liabilities	$25,035	$21,855	$23,676

(1)
NW Natural previously reported other balances were restated due to certain assets and liabilities now being classified as discontinued operations assets and liabilities in its balance sheets. See Note 17 for further discussion.

NW Holdings
Other plant balances include long-lived assets associated with water operations and non-regulated activities not held by NW Natural or its subsidiaries.

NW Natural
Other plant balances include long-lived assets not related to NGD.

In October 2017, NW Natural entered into a 20-year operating lease agreement commencing in 2020 for its new headquarters location in Portland, Oregon. Under the new lease standard, NW Natural is no longer considered the accounting owner of the asset during construction. As such, the build to suit asset and liability balances at December 31, 2018 of $26.0 million were derecognized in January 2019. The previous build to suit balances were recorded under ASC 840 within property, plant and equipment and other non-current liabilities in the consolidated balance sheet. See Note 16 in the 2018 Form 10-K.
12. GAS RESERVES

NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of March 31, 2019. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities in the consolidated balance sheets. The investment in gas reserves provides long-term price protection for NGD customers through the original agreement with Encana Oil & Gas (USA) Inc. under which NW Natural invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

The cost of gas, including a carrying cost for the rate base investment, is included in the annual Oregon PGA filing, which allows NW Natural to recover these costs through customer rates. The investment under the original agreement, less accumulated amortization and deferred taxes, earns a rate of return. See Note 12 in the 2018 Form 10-K.

Gas produced from the additional wells is included in the Oregon PGA at a fixed rate of $0.4725 per therm, which approximates the 10-year hedge rate plus financing costs at the inception of the investment.

The following table outlines NW Natural's net gas reserves investment:

	March 31,		December 31,
In thousands	2019	2018	2018
Gas reserves, current	$16,157	$15,124	$16,647
Gas reserves, non-current	171,150	172,412	170,660
Less: Accumulated amortization	109,243	91,852	104,463
Total gas reserves(1)	78,064	95,684	82,844
Less: Deferred taxes on gas reserves	19,638	22,115	20,071
Net investment in gas reserves	$58,426	$73,569	$62,773

(1)	The net investment in additional wells included in total gas reserves was $4.5 million, $5.6 million and $4.8 million at March 31, 2019 and 2018 and December 31, 2018, respectively.

NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under gas reserves with the maximum loss exposure limited to the investment balance.
13. INVESTMENTS

Investments in Gas Pipeline
Trail West Pipeline, LLC (TWP), a wholly-owned subsidiary of TWH, is pursuing the development of a new gas transmission pipeline that would provide an interconnection with NW Natural's NGD system. NWN Energy, a wholly-owned subsidiary of NW Holdings, owns 50% of TWH, and 50% is owned by TransCanada American Investments Ltd., an indirect wholly-owned subsidiary of TransCanada Corporation.

Variable Interest Entity (VIE) Analysis
TWH is a VIE, with NW Holdings' investment in TWP reported under equity method accounting. It has been determined that NW Holdings is not the primary beneficiary of TWH’s activities as it only has a 50% share of the entity, and there are no stipulations that allow NW Holdings a disproportionate influence over it. Investments in TWH and TWP are included in other investments in NW Holdings' balance sheet. If this investment is not developed, then the maximum loss exposure related to TWH is limited to NW Holdings' equity investment balance, less its share of any cash or other assets available to NW Holdings as a 50% owner. The investment balance in TWH was $13.4 million at March 31, 2019 and 2018 and December 31, 2018. See Note 13 in the 2018 Form 10-K.

Other Investments
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2018 Form 10-K.
14. BUSINESS COMBINATIONS

There were no business combinations completed in the first quarter of 2019.

2018 Business Combinations
Falls Water
On September 13, 2018, NWN Water, then a wholly-owned subsidiary of NW Natural and now a wholly-owned subsidiary of NW Holdings, completed the acquisition of Falls Water Co., Inc. (Falls Water), a privately-owned water utility in the Pacific Northwest for preliminary non-cash consideration of $8.5 million, subject to closing adjustments, in the form of 125,000 shares of NW Natural common stock. Falls Water became a wholly-owned subsidiary of NWN Water and marked its first acquisition in the water utility sector. This acquisition aligns with NW Holdings' water sector strategy as the acquisition provides NWN Water entry into Idaho, expands service area, and opens further opportunity for growth. Falls Water is based in Idaho Falls, Idaho and serves approximately 5,300 connections.

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

Goodwill
We allocate goodwill to reporting units based on the expected benefit from the business combination. We perform an annual impairment assessment of goodwill at the reporting unit level, or more frequently if events and circumstances indicate that goodwill might be impaired. An impairment loss is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.

As a result of all acquisitions completed in 2018, total goodwill was $9.0 million as of March 31, 2019 and December 31, 2018. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
15. DERIVATIVE INSTRUMENTS

NW Natural enters into financial derivative contracts to hedge a portion of the NGD segment's natural gas sales requirements. These contracts include swaps, options and combinations of option contracts. These derivative financial instruments are primarily used to manage commodity price variability. A small portion of NW Natural's derivative hedging strategy involves foreign currency exchange contracts.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	March 31,		December 31,
In thousands	2019	2018	2018
Natural gas (in therms):
Financial	255,550	326,080	408,850
Physical	422,825	420,200	472,275
Foreign exchange	$7,241	$7,611	$6,936

Purchased Gas Adjustment (PGA)
Derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are reflected in weighted-average cost of gas in the PGA filing. Hedge contracts entered into after the start of the PGA period are subject to the PGA incentive sharing mechanism in Oregon. NW Natural entered the 2018-19 and 2017-18 gas year with forecasted sales volumes hedged at 48% and 49% in financial swap and option contracts, and 24% and 26% in physical gas supplies, respectively. Hedge contracts entered into prior to the PGA filing in September 2018 were included in the PGA for the 2018-19 gas year. Hedge contracts entered into after the PGA filing, and related to subsequent gas years, may be included in future PGA filings and qualify for regulatory deferral.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments, which also represents all derivative instruments at NW Holdings:

	Three Months Ended March 31,
	2019		2018
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$7,007	$(89)	$(5,747)	$(154)
Operating revenues (expense)	2,367	—	(227)	—
Amounts deferred to regulatory accounts on balance sheet	(9,029)	89	5,895	154
Total gain (loss) in pre-tax earnings	$345	$—	$(79)	$—

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

REALIZED GAIN/LOSS. NW Natural realized net gains of $11.3 million for the three months ended March 31, 2019, from the settlement of natural gas financial derivative contracts. Whereas, net losses of $9.0 million were realized for the three months ended March 31, 2018. Realized gains and losses offset the higher or lower cost of gas purchased resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of March 31, 2019 or 2018. NW Natural attempts to minimize the potential exposure to collateral calls by counterparties to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against loss positions. Given NW Natural's counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2019 or 2018. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

Based upon current commodity financial swap and option contracts outstanding, which reflect unrealized losses of $0.5 million at March 31, 2019, we have estimated the level of collateral demands, with and without potential adequate assurance calls, using current gas prices and various credit downgrade rating scenarios for NW Natural as follows:

		Credit Rating Downgrade Scenarios
In thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Speculative
With Adequate Assurance Calls	$—	$—	$—	$—	$604
Without Adequate Assurance Calls	—	—	—	—	185

NW Natural's financial derivative instruments are subject to master netting arrangements; however, they are presented on a gross basis in the consolidated balance sheets. NW Natural and its counterparties have the ability to set-off obligations to each other under specified circumstances. Such circumstances may include a defaulting party, a credit change due to a merger affecting either party, or any other termination event.

If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $6.4 million and a liability of $2.0 million as of March 31, 2019, an asset of $2.2 million and a liability of $19.9 million as of March 31, 2018, and an asset of $3.6 million and a liability of $9.3 million as of December 31, 2018.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps to hedge the risk of price increases for natural gas purchases made on behalf of customers. See Note 15 in the 2018 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at March 31, 2019. Using significant other observable or Level 2 inputs, the net fair value was an asset of $4.4 million, a liability of $17.7 million, and a liability of $5.7 million as of March 31, 2019 and 2018, and December 31, 2018, respectively. No Level 3 inputs were used in our derivative valuations, and there were no transfers between Level 1 or Level 2 during the three months ended March 31, 2019 and 2018. See Note 2 in the 2018 Form 10-K.
16. ENVIRONMENTAL MATTERS

NW Natural owns, or previously owned, properties that may require environmental remediation or action. The range of loss for environmental liabilities is estimated based on current remediation technology, enacted laws and regulations, industry experience gained at similar sites, and an assessment of the probable level of involvement and financial condition of other potentially responsible parties (PRPs). When amounts are prudently expended related to site remediation of those sites described herein, NW Natural has a recovery mechanism in place to collect 96.68% of remediation costs allocable to Oregon customers, and NW Natural is allowed to defer environmental remediation costs allocated to customers in Washington annually until they are reviewed for prudence at a subsequent proceeding.

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

Remediation may include treatment of contaminated media such as sediment, soil and groundwater, removal and disposal of media, institutional controls such as legal restrictions on future property use, or natural recovery. Following construction of the remedy, the EPA and ODEQ also have requirements for ongoing maintenance, monitoring and other post-remediation care that may continue for many years. Where appropriate and reasonably known, NW Natural will provide for these costs in the remediation liabilities described below.

Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of several site investigations, in some cases, NW Natural may not be able to reasonably estimate the high end of the range of possible loss. In those cases, the nature of the possible loss has been disclosed, as has the fact that the high end of the range cannot be reasonably estimated where a range of potential loss is available. Unless there is an estimate within the range of possible losses that is more likely than other cost estimates within that range, NW Natural records the liability at the low end of this range. It is likely changes in these estimates and ranges will occur throughout the remediation process for each of these sites due to the continued evaluation and clarification concerning responsibility, the complexity of environmental laws and regulations and the determination by regulators of remediation alternatives. In addition to remediation costs, NW Natural could also be subject to Natural Resource Damages (NRD) claims. NW Natural will assess the likelihood and probability of each claim and recognize a liability if deemed appropriate. Refer to "Other Portland Harbor" below.

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	March 31,		December 31,	March 31,		December 31,
In thousands	2019	2018	2018	2019	2018	2018
Portland Harbor site:
Gasco/Siltronic Sediments	$4,595	$2,797	$5,117	$44,427	$45,015	$44,351
Other Portland Harbor	2,299	1,769	2,600	5,958	3,928	6,273
Gasco/Siltronic Upland site	11,951	11,408	13,983	43,800	46,769	44,830
Central Service Center site	10	25	10	—	—	—
Front Street site	11,288	764	11,402	—	10,720	3
Oregon Steel Mills	—	—	—	179	179	179
Total	$30,143	$16,763	$33,112	$94,364	$106,611	$95,636

PORTLAND HARBOR SITE. The Portland Harbor is an EPA listed Superfund site that is approximately 10 miles long on the Willamette River and is adjacent to NW Natural's Gasco uplands site. NW Natural is one of over one hundred PRPs to the Superfund site. In January 2017, the EPA issued its Record of Decision, which selects the remedy for the clean-up of the Portland Harbor site (Portland Harbor ROD). The Portland Harbor ROD estimates the present value total cost at approximately $1.05 billion with an accuracy between -30% and +50% of actual costs.

NW Natural's potential liability is a portion of the costs of the remedy for the entire Portland Harbor Superfund site. The cost of that remedy is expected to be allocated among more than 100 PRPs. In addition, NW Natural is actively pursuing clarification and flexibility under the ROD in order to better understand its obligation under the clean-up. NW Natural is also participating in a non-binding allocation process with the other PRPs in an effort to resolve its potential liability. The Portland Harbor ROD does not provide any additional clarification around allocation of costs among PRPs and, as a result of issuance of the Portland Harbor ROD, NW Natural has not modified any of the recorded liabilities at this time.

NW Natural manages the liability related to the Superfund site as two distinct remediation projects: the Gasco/Siltronic Sediments and Other Portland Harbor projects.

Gasco/Siltronic Sediments. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the clean-up range from $49.0 million to $350 million. NW Natural has recorded a liability of $49.0 million for the sediment clean-up, which reflects the low end of the range. At this time, NW Natural believes sediments at this site represent the largest portion of its liability related to the Portland Harbor site discussed above.

Other Portland Harbor. While we believe liabilities associated with the Gasco/Siltronic sediments site represent NW Natural's largest exposure, there are other potential exposures associated with the Portland Harbor ROD, including NRD costs and harborwide clean-up costs (including downstream petroleum contamination), for which allocations among the PRPs have not yet been determined.

NW Natural and other parties have signed a cooperative agreement with the Portland Harbor Natural Resource Trustee council to participate in a phased NRD assessment to estimate liabilities to support an early restoration-based settlement of NRD claims. One member of this Trustee council, the Yakama Nation, withdrew from the council in 2009, and in 2017, filed suit against NW Natural and 29 other parties seeking remedial costs and NRD assessment costs associated with the Portland Harbor site, set forth in the complaint. The complaint seeks recovery of alleged costs totaling $0.3 million in connection with the selection of a remedial action for the Portland Harbor site as well as declaratory judgment for unspecified future remedial action costs and for costs to assess the injury, loss or destruction of natural resources resulting from the release of hazardous substances at and from the Portland Harbor site. The Yakama Nation has filed two amended complaints addressing certain pleading defects and dismissing the State of Oregon. The Magistrate Judge has recommended granting NW Natural and certain other defendants' motion to stay the case. NW Natural has recorded a liability for NRD claims which is at the low end of the range of the potential liability; the high end of the range cannot be reasonably estimated at this time. The NRD liability is not included in the aforementioned range of costs provided in the Portland Harbor ROD.

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

In September 2013, NW Natural completed construction of a groundwater source control system, including a water treatment station, at the Gasco site. NW Natural has estimated the cost associated with the ongoing operation of the system and has recognized a liability which is at the low end of the range of potential cost. NW Natural cannot estimate the high end of the range at this time due to the uncertainty associated with the duration of running the water treatment station, which is highly dependent on the remedy determined for both the upland portion as well as the final remedy for Gasco sediment exposure.

OTHER SITES. In addition to those sites above, NW Natural has environmental exposures at three other sites: Central Service Center, Front Street and Oregon Steel Mills. NW Natural may have exposure at other sites that have not been identified at this time. Due to the uncertainty of the design of remediation, regulation, timing of the remediation and in the case of the Oregon Steel Mills site, pending litigation, liabilities for each of these sites have been recognized at their respective low end of the range of potential liability; the high end of the range could not be reasonably estimated at this time.

Central Service Center site. NW Natural is currently performing an environmental investigation of the property under ODEQ's Independent Cleanup Pathway. This site is on ODEQ's list of sites with confirmed releases of hazardous substances, and cleanup is necessary.

Front Street site. The Front Street site was the former location of a gas manufacturing plant NW Natural operated (the former Portland Gas Manufacturing site, or PGM). At ODEQ’s request, NW Natural conducted a sediment and source control investigation and provided findings to ODEQ. In December 2015, an FS on the former Portland Gas Manufacturing site was completed.

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. NW Natural revised the liability in the second quarter of 2017 to incorporate the estimated undiscounted cost of approximately $10.5 million for the selected remedy. Further, NW Natural has recognized an additional liability of $0.8 million for additional studies and design costs as well as regulatory oversight throughout the clean-up. NW Natural plans to complete the remedial design in early 2019 and currently expects to construct the remedy during 2019.

Oregon Steel Mills site. Refer to the “Legal Proceedings,” below.

Site Remediation and Recovery Mechanism (SRRM)
NW Natural has an SRRM through which it tracks and has the ability to recover past deferred and future prudently incurred environmental remediation costs allocable to Oregon, subject to an earnings test, for those sites identified therein. See Note 17 in the 2018 Form 10-K for a description of the SRRM collection process.

The following table presents information regarding the total regulatory asset deferred:

	March 31,		December 31,
In thousands	2019	2018	2018
Deferred costs and interest (1)	$36,874	$44,686	$41,883
Accrued site liabilities (2)	124,133	122,962	128,369
Insurance proceeds and interest	(89,305)	(95,100)	(88,502)
Total regulatory asset deferral(1)	$71,702	$72,548	$81,750
Current regulatory assets(3)	5,090	5,818	5,601
Long-term regulatory assets(3)	66,612	66,730	76,149

(1)	Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.

(2)
Excludes 3.32% of the Front Street site liability, or $0.4 million in 2019 and $0.4 million in 2018, as the OPUC only allows recovery of 96.68% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers.

(3)
Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, NW Natural earns a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. It also accrues a carrying charge on insurance proceeds for amounts owed to customers. In Washington, a carrying charge related to deferred amounts will be determined in a future proceeding. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5.0 million tariff rider. The amounts allocable to Oregon are recoverable through NGD rates, subject to an earnings test.

ENVIRONMENTAL EARNINGS TEST. To the extent NW Natural earns at or below its authorized Return on Equity (ROE) as defined by the SRRM, remediation expenses and interest in excess of the $5.0 million tariff rider and $5.0 million insurance proceeds are recoverable through the SRRM. To the extent that NW Natural earns more than its authorized ROE in a year, it is required to cover environmental expenses and interest on expenses greater than the $10.0 million with those earnings that exceed its authorized ROE. At March 31, 2019 NW Natural reserved approximately $4.4 million related to this mechanism.

Under the 2015 Order, the OPUC stated they would revisit the deferral and amortization of future remediation expenses, as well as the treatment of remaining insurance proceeds three years from the original Order, or earlier if NW Natural gains greater certainty about future remediation costs, to consider whether adjustments to the mechanism may be appropriate. NW Natural filed an update with the OPUC in March 2018 and recommended no changes.

WASHINGTON DEFERRAL. Cost recovery and carrying charges on amounts deferred for costs associated with services provided to Washington customers will be determined in a future proceeding.

Legal Proceedings
Other than the matters discussed above, NW Holdings is not currently party to any direct claims or litigation, though in the future it may be subject to claims and litigation arising in the ordinary course of business.

NW Natural is subject to claims and litigation arising in the ordinary course of business. Although the final outcome of any of these legal proceedings cannot be predicted with certainty, including the matter described below, NW Natural and NW Holdings do not expect that the ultimate disposition of any of these matters will have a material effect on financial condition, results of operations or cash flows. See also Part II, Item 1, “Legal Proceedings".

OREGON STEEL MILLS SITE. See Note 17 in the 2018 Form 10-K.

For additional information regarding other commitments and contingencies, see Note 16 in the 2018 Form 10-K.
17. DISCONTINUED OPERATIONS

NW Holdings
On June 20, 2018, NWN Gas Storage, then a wholly owned subsidiary of NW Natural, entered into a Purchase and Sale Agreement (the Agreement) that provides for the sale by NWN Gas Storage of all of the membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility. Pacific Gas and Electric Company (PG&E) owns the remaining 25% interest in the Gill Ranch Gas Storage Facility. The CPUC regulates Gill Ranch under a market-based rate model which allows for the price of storage services to be set by the marketplace. The CPUC also regulates the issuance of securities, system of accounts, and regulates intrastate storage services.

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

We expect the transaction to close in 2019. The closing of the transaction is subject to approval by the CPUC and other customary closing conditions. In July 2018, Gill Ranch filed an application with the CPUC for approval of this transaction. On February 14, 2019, the active parties to the CPUC proceeding filed a settlement agreement with the CPUC. The CPUC is expected to rule on the settlement agreement within 90 days of its filing, but may grant further time for public comment. We expect an order on this matter by the end of June 2019.

As a result of the strategic shift away from the California gas storage market and the significance of Gill Ranch's financial results in 2017, we concluded that the pending sale of Gill Ranch qualified it as assets and liabilities held for sale and discontinued operations. As such, the assets and liabilities associated with Gill Ranch have been classified as discontinued operations assets and discontinued operations liabilities, respectively, and, the results of Gill Ranch are presented, net of tax, as discontinued operations separately from the results of continuing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by Gill Ranch that may be reasonably segregated from the costs of NW Holdings' continuing operations.

The following table presents the carrying amounts of the major components of Gill Ranch that are classified as discontinued operations assets and liabilities on the consolidated balance sheets:

	NW Holdings Discontinued Operations
	March 31,		December 31,
In thousands	2019	2018	2018
Assets:
Accounts receivable	$1,277	$193	$390
Inventories	627	736	685
Other current assets	337	583	333
Property, plant, and equipment	12,033	10,812	11,621
Less: Accumulated depreciation	7	4	7
Operating lease right of use asset	118	—	—
Other non-current assets	247	51	247
Discontinued operations - current assets (1)	14,632	1,512	13,269
Discontinued operations - non-current assets (1)	—	10,859	—
Total discontinued operations assets	$14,632	$12,371	$13,269

Liabilities:
Accounts payable	$1,102	$462	$873
Taxes accrued	59	334	—
Other current liabilities	300	413	307
Operating lease liabilities	111	—	—
Other non-current liabilities	11,710	11,979	11,779
Discontinued operations - current liabilities (1)	13,282	1,209	12,959
Discontinued operations - non-current liabilities (1)	—	11,979	—
Total discontinued operations liabilities	$13,282	$13,188	$12,959

(1)	The total assets and liabilities of Gill Ranch are classified as current as of March 31, 2019 and December 31, 2018 because it is probable that the sale will be completed within one year.
The following table presents the operating results of Gill Ranch, which was reported within the gas storage segment historically, and is presented net of tax on the consolidated statements of comprehensive income:

	NW Holdings Discontinued Operations
	Three Months Ended March 31,
In thousands, except per share data	2019	2018
Revenues	$1,721	$1,077
Expenses:
Operations and maintenance	1,613	1,036
General taxes	59	334
Depreciation and amortization	106	110
Other expenses and interest	237	241
Total expenses	2,015	1,721
Loss from discontinued operations before income taxes	(294)	(644)
Income tax benefit	(77)	(170)
Loss from discontinued operations, net of tax	$(217)	$(474)

Loss from discontinued operations per share of common stock:
Basic	$(0.01)	$(0.02)
Diluted	(0.01)	(0.02)

NW Natural
As a result of the holding company reorganization in October 2018, NWN Energy, NWN Gas Storage, Gill Ranch, NNG Financial, NWN Water, and NW Holdings, which were direct and indirect subsidiaries of NW Natural prior to the reorganization, are no longer subsidiaries of NW Natural. As a result, NW Natural's financial statements reflect amounts related to these entities as discontinued operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the entities that may be reasonably segregated from the costs of NW Natural's continuing operations.

The following table presents the carrying amounts of the major components of NWN Energy, NWN Gas Storage, Gill Ranch, NNG Financial, NWN Water, and NW Holdings that are classified as discontinued operations assets and liabilities on NW Natural's consolidated balance sheets:

NW Natural Discontinued Operations
In thousands	March 31, 2018
Assets:
Cash	$311
Accounts receivable	193
Receivables from affiliates	3,852
Inventories	736
Other current assets	639
Property, plant, and equipment	11,186
Less: Accumulated depreciation	203
Other investments	13,691
Other non-current assets	64
Discontinued operations - current assets	5,731
Discontinued operations - non-current assets	24,738
Total discontinued operations assets	$30,469

Liabilities:
Accounts payable	$731
Taxes accrued	368
Payables to affiliates	660
Other current liabilities	401
Deferred tax liabilities	(16,397)
Other non-current liabilities	12,067
Discontinued operations - current liabilities	2,160
Discontinued operations - non-current liabilities	(4,330)
Total discontinued operations liabilities	$(2,170)

The following table presents the operating results prior to the holding company reorganization effective October 1, 2018 of NWN Energy, NWN Gas Storage, Gill Ranch, NNG Financial, NWN Water, and NW Holdings, which were historically reported within the gas storage segment and other, and is presented net of tax on NW Natural's consolidated statements of comprehensive income:

NW Natural Discontinued Operations
Three Months Ended March 31,
In thousands, except per share data	2018
Revenues	$1,133
Expenses:
Operations and maintenance	1,059
General taxes	347
Depreciation and amortization	117
Other expenses and interest	260
Total expenses	1,783
Loss from discontinued operations before income taxes	(650)
Income tax benefit	(173)
Loss from discontinued operations, net of tax	$(477)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results from continuing operations for the three months ended March 31, 2019 and 2018 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2018 Annual Report on Form 10-K, as applicable (2018 Form 10-K).

NW Holdings' direct and indirect wholly-owned subsidiaries include:

•	Northwest Natural Gas Company (NW Natural);

◦	Northwest Energy Corporation (Energy Corp);

▪	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NW Natural Energy, LLC (NWN Energy);

◦	NW Natural Gas Storage, LLC (NWN Gas Storage);

▪	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	NNG Financial Corporation (NNG Financial);

◦	KB Pipeline Company (KB);

•	NW Natural Water Company, LLC (NWN Water);

◦	Falls Water Co., Inc. (Falls Water);

◦	Salmon Valley Water Company;

◦	NW Natural Water of Oregon, LLC (NWN Water of Oregon);

▪	Sunstone Water, LLC;

◦	NW Natural Water of Washington, LLC (NWN Water of Washington);

▪	Cascadia Water, LLC (Cascadia);

◦	NW Natural Water of Idaho, LLC (NWN Water of Idaho); and

▪	Gem State Water Company, LLC (Gem State)
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

NW Natural's natural gas distribution activities are reported in the natural gas distribution (NGD) segment. The NGD segment includes our NW Natural local gas distribution business, NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, and the NGD-portion of NW Natural's Mist storage facility in Oregon. Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. Other activities aggregated and reported as other at NW Holdings include NWN Energy's equity investment in Trail West Holding, LLC (TWH), which is pursuing the development of a proposed natural gas pipeline through its wholly-owned subsidiary, Trail West Pipeline, LLC (TWP); NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); and NWN Water, which through itself or its subsidiaries owns and continues to pursue investments in the water sector. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries.

NON-GAAP FINANCIAL MEASURES. In addition to presenting the results of operations and earnings amounts in total, certain financial measures are expressed in cents per share, which are non-GAAP financial measures. All references in this section to earnings per share (EPS) are on the basis of diluted shares. We use such non-GAAP financial measures to analyze our financial performance because we believe they provide useful information to our investors and creditors in evaluating our financial condition and results of operations. Our non-GAAP financial measures should not be considered a substitute for, or superior to, measures calculated in accordance with U.S. GAAP.

EXECUTIVE SUMMARY

We manage our business and strategic initiatives with a long-term view of providing natural gas service safely and reliably to customers, working with regulators on key policy initiatives, and remaining focused on growing our business. See "2019 Outlook" in the 2018 Form 10-K for more information. Current operational highlights include:

•	added over 12,500 meters during the past twelve months for a growth rate of 1.7% at March 31, 2019;

•	invested $48.8 million in the distribution system and facilities for growth, safety, and reliability; and

•
received a final OPUC order in March 2019 concluding the remaining two open items in the 2018 Oregon general rate case. See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates - Oregon General Rate Case" below and Note 9 for more information.

Key financial highlights for NW Holdings include:

	Three Months Ended March 31,
	2019		2018		QTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income from continuing operations	$43,418	$1.50	$42,011	$1.46	$1,407
Loss from discontinued operations, net of tax	(217)	(0.01)	(474)	(0.02)	257
Consolidated net income	$43,201	$1.49	$41,537	$1.44	$1,664
NGD margin	$152,655		$132,716		$19,939
Key financial highlights for NW Natural include:

	Three Months Ended March 31,
	2019	2018	QTD
In thousands, except per share data	Amount	Amount	Change
Net income from continuing operations	$43,895	$42,014	$1,881
Loss from discontinued operations, net of tax	—	(477)	477
Consolidated net income	$43,895	$41,537	$2,358
THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. Net income from continuing operations increased $1.4 million and $1.9 million at NW Holdings and NW Natural, respectively. As mentioned above, in March 2019, the OPUC issued an order resolving the remaining open items from NW Natural's 2018 Oregon general rate case regarding recovery of the pension balancing account and treatment of the benefits associated with the TCJA. As a result of the order, in the first quarter of 2019, NW Natural recorded a disallowance and several benefits and expenses through the consolidated statement of comprehensive income as follows:
Pension balancing account. Approximately $12.5 million in previously deferred pension expenses were recognized of which approximately $4.6 million was recorded in operations and maintenance expense and $7.9 million was recorded in other income (expense), net. These charges were offset with a corresponding increase in revenue of $7.1 million and in income tax benefits of $2.7 million as the order required the offset of certain deferred TCJA benefits against the pension balancing account. Additional TCJA income tax benefits will be realized throughout 2019 to offset the remainder of the $12.5 million charge. NW Natural also recognized a regulatory pension disallowance of $10.5 million with approximately $3.9 million recognized in operations and maintenance expense and $6.6 million recognized in other income (expense), net, partially offset by related discrete income tax benefits of $1.1 million. Lastly, NW Natural realized $3.8 million of deferred regulatory interest accrued on the pension balancing account.

Deferred TCJA benefits and timing variance. In addition, the OPUC ordered the return of approximately $6.3 million of excess deferred income taxes associated with plant and gas reserves beginning April 1, 2019. As a result, NW Natural recognized approximately $2.0 million in income tax benefits in the first quarter of 2019. Reductions to customer billings commenced April 1, 2019 and will offset these income tax benefits in total by the end of 2019 and in subsequent years until all benefits have been returned.

The main drivers contributing to the increase in net income from continuing operations of $1.4 million and $1.9 million at NW Holdings and NW Natural, respectively, was primarily due to the following factors, all of which occurred at NW Natural:

•
a $19.9 million increase in NGD margin driven by a $14.0 million increase from new customer rates in Oregon from NW Natural's 2018 rate case, customer growth, and colder than average weather in 2019 compared to warmer than average weather in 2018; the remaining increase primarily relates to $7.1 million in revenues which were offset by pension expenses as discussed above;

•
a $4.1 million decrease in income tax expense primarily due to $2.0 million in benefits related to additional excess deferred income tax benefit recognition related to base rate credits, $1.1 million in discrete benefits related to the Oregon general rate case order, and lower pretax income;

•	a $3.8 million increase in deferred regulatory interest income in other income (expense), net, as discussed above; partially offset by

•	a $10.5 million regulatory pension disallowance with $3.9 million reflected in operations and maintenance expense and $6.6 million recorded in other income (expense), net, as discussed above;

•
a $3.2 million increase in expenses related to higher non-service pension costs as NW Natural began collecting costs through customer rates on November 1, 2018 rather than deferring a portion to the pension balancing account, and interest expense from higher short-term debt balances; and

•	a $3.1 million increase in NGD operations and maintenance expense associated with general salary and benefit increases.

See the "Results of Operations" discussion for additional detail regarding all significant activity that occurred during the first quarter of 2019.

DIVIDENDS

Dividend highlights include:

	Three Months Ended March 31,
Per common share	2019	2018	QTR Change
Dividends paid	$0.4750	$0.4725	$0.0025

In April 2019, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4750 per share. The dividend is payable on May 15, 2019, to shareholders of record on April 30, 2019, reflecting an annual indicated dividend rate of $1.90 per share.

RESULTS OF OPERATIONS

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2018 Form 10-K.

Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. In 2018, approximately 89% of NGD customers were located in Oregon, with the remaining 11% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed General Rate Cases" below.

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

OTHER. In June 2018, NW Natural entered into a Purchase and Sale Agreement for the sale of all of its ownership interests in Gill Ranch, a natural gas storage facility located near Fresno, California, which is subject to approval by the CPUC and other customary closing conditions. See Note 17 for more information.

Most Recent Completed General Rate Cases
OREGON. Effective November 1, 2018, the OPUC authorized rates to customers based on an ROE of 9.4%, an overall rate of return of 7.317%, and a capital structure of 50% common equity and 50% long-term debt. For additional information, see "Regulatory Proceeding Updates" below.

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

FERC. NW Natural is required under its Mist interstate storage certificate authority and rate approval orders to file every five years either a petition for rate approval or a cost and revenue study to change or justify maintaining the existing rates for its interstate storage services. On October 12, 2018, NW Natural filed a rate petition with FERC for revised maximum cost-based rates, which incorporated the new federal corporate income tax rate. The revised rates were effective beginning November 1, 2018.

NW Natural continuously evaluates the need for rate cases in its jurisdictions. For additional information, see "Regulatory Proceeding Updates—Rate Case" below.

Rate Mechanisms
During 2019, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon	Washington
	2018 Rate Case (effective 11/1/2018)	2009 Rate Case
Authorized Rate Structure:
ROE	9.4%	10.1%
ROR	7.3%	8.4%
Debt/Equity Ratio	50%/50%	49%/51%

Key Regulatory Mechanisms:
PGA	X	X
Gas Cost Incentive Sharing	X
Decoupling	X
WARM	X
Environmental Cost Deferral	X	X
SRRM	X
Interstate Storage and Asset Management Sharing	X	X

PURCHASED GAS ADJUSTMENT. Rate changes are established for NW Natural each year under PGA mechanisms in Oregon and Washington to reflect changes in the expected cost of natural gas commodity purchases. The PGA filings include gas costs under spot purchases as well as contract supplies, gas costs hedged with financial derivatives, gas costs from the withdrawal of storage inventories, the production of gas reserves, interstate pipeline demand costs, temporary rate adjustments, which amortize balances of deferred regulatory accounts, and the removal of temporary rate adjustments effective for the previous year.

Each year, NW Natural typically hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. NW Natural entered the 2018-19 gas year with its forecasted sales volumes hedged at 48% in financial swap and option contracts and 24% in physical gas supplies for Oregon and Washington.

As of March 31, 2019, NW Natural was also hedged in future gas years at approximately 17% for the 2019-20 gas year and between 1% and 8% for annual requirements over the subsequent five gas years. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2017-18 and 2018-19 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2018, the ROE threshold was 10.48%. NW Natural filed the 2018 earnings test in May 2019 and does not expect a customer refund adjustment for 2018 based on results.

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

In 2014, NW Natural amended the original gas reserves agreement in response to Encana's sale of its interest in the Jonah field located in Wyoming to Jonah Energy. Under the amended agreement with Jonah Energy, NW Natural has the option to invest in additional wells on a well-by-well basis with drilling costs and resulting gas volumes shared at the amended proportionate working interest for each well in which NW Natural invests. Volumes produced from the additional wells drilled after the amended agreement are included in NW Natural's Oregon PGA at a fixed rate of $0.4725 per therm. NW Natural did not participate in additional wells during the three months ended March 31, 2019.

DECOUPLING. In Oregon, NW Natural has a decoupling mechanism. Decoupling is intended to break the link between earnings and the quantity of gas consumed by customers, removing any financial incentive to discourage customers’ efforts to conserve energy.

The Oregon decoupling mechanism was reauthorized and the baseline expected usage per customer was reset in the 2018 Oregon general rate case. This mechanism employs a use-per-customer decoupling calculation, which adjusts margin revenues to account for the difference between actual and expected customer volumes. The margin adjustment resulting from differences between actual and expected volumes under the decoupling component is recorded to a deferral account, which is included in the annual PGA filing. In Washington, customer use is not covered by such a tariff. However, NW Natural's general rate case filed in Washington on December 31, 2018, requests that such a tariff be implemented that would adjust for variances in both weather and usage. See "Regulatory Proceeding Updates—Washington General Rate Case" below.

WARM. In Oregon, NW Natural has an approved weather normalization mechanism, which is applied to residential and commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of March 31, 2019, 8% of total customers had opted out. NW Natural does not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 11% of total customers. See "Business Segments—Natural Gas Distribution" below.

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

•
Amortization - This class of costs represents amounts included in current customer rates for collection and is calculated as one-fifth of the post-review deferred balance. NW Natural earns a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. NW Natural included $6.1 million and $7.4 million of deferred remediation expense approved by the OPUC for collection during the 2018-19 and 2017-18 PGA years, respectively.

In addition, the SRRM also provides for the annual collection of $5.0 million from Oregon customers through a tariff rider. As it collects amounts from customers, NW Natural recognizes these collections as revenue net of any earnings test adjustments and separately amortizes an equal and offsetting amount of the deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expenses section of the Consolidated Statements of Comprehensive Income. For additional information, see Note 17 in the 2018 Form 10-K.

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

To the extent the NGD business earns at or below its authorized ROE as defined in the SRRM, the total amount transferred to post-review is recoverable through the SRRM. To the extent more than authorized ROE is earned in a year, the amount transferred to post-review would be reduced by those earnings that exceed its authorized ROE.

NW Natural concluded there was no earnings test adjustment for 2018 based on the environmental earnings test that was submitted in May 2019 and is pending Commission approval. NW Natural has recorded a reserve in the first quarter of 2019 for an anticipated adjustment for fiscal year 2019. See Note 16.

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

PENSION COST DEFERRAL AND PENSION BALANCING ACCOUNT. From 2011 through October 2018, the OPUC authorized a regulatory mechanism in which NW Natural deferred annual pension expenses above the amount set in rates, with recovery of these deferred amounts through the implementation of a balancing account, which included the expectation of higher and lower pension expenses in future years. During this period the mechanism permitted for NW Natural to accrue interest on the account balance at the NGD business' authorized rate of return. The means by which the account would be recovered by NW Natural was determined by an OPUC order issued in NW Natural's general rate case in March 2019. Pension expense deferrals, excluding interest, were $2.8 million during the three months ended March 31, 2018. Deferred pension expense recoveries were $12.5 million during the three months ended March 31, 2019. See "Regulatory Proceeding Updates-Oregon General Rate Case" below.

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage and asset management activities. Generally, amounts are credited to Oregon customers in June, while credits are given to customers in Washington as reductions in rates through the annual PGA filing in November.

Regulatory Proceeding Updates
During 2019, NW Natural was involved in the regulatory activities discussed below. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2018 Form 10-K.

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. NW Natural received an Order from the OPUC in March 2015 on their review of the current revenue sharing arrangement that allocates a portion of the net revenues generated from non-NGD Mist storage services and third-party asset management services to NGD business customers. The Order required a third-party cost study to be performed. In 2017, a third-party consultant completed a cost study and their final report was filed with the OPUC in February 2018. The OPUC concluded on this matter in the Oregon general rate case proceeding. For additional information, see "Oregon General Rate Case" below.

HOLDING COMPANY REORGANIZATION. In October 1, 2018, we completed the reorganization to a holding company structure. There are a number of conditions under the agreement with the OPUC and the WUTC related to the formation of a holding company structure. One of the conditions is that, for three years following formation of a holding company, NW Natural will be required to provide an annual $500,000 credit to Oregon customers and a $55,000 credit to Washington customers. The first-year credit to both Oregon and Washington customers was given in conjunction with the PGA filings, with the rate adjustments commencing on November 1, 2018.

TAX REFORM DEFERRAL. In December 2017, NW Natural filed applications with the OPUC and WUTC to defer the overall net benefit associated with the TCJA that was enacted on December 22, 2017. Through the Oregon general rate case, in October 2018 the OPUC issued an order directing NW Natural and the other parties to the rate case to engage in further regulatory proceedings to resolve open issues with respect to the treatment of the 10-month deferral period of benefits associated with the TCJA. On February 4, 2019, NW Natural and the other parties to the rate case agreed upon terms by which the deferred benefits would be returned to customers via a joint stipulation filed with the OPUC. On March 25, 2019, the OPUC approved the terms in their entirety. See "Regulatory Proceeding Updates-Oregon General Rate Case" below for more information.

NW Natural is working with the WUTC regarding the Washington deferral for the TCJA as part of the general rate case filed in Washington on December 31, 2018, and is currently deferring all amounts for the benefit of Washington customers.

WATER BUSINESS. In 2019, NW Holdings, through its water subsidiaries, continued implementation of its water strategy and entered into the following agreements which require or required regulatory approval:

•
Sunriver Water, LLC and Sunriver Environmental, LLC — NWN Water of Oregon filed an application for regulatory approval from the OPUC for the Sunriver Water, LLC acquisition in October 2018. We received OPUC approval for the transaction in April 2019. Sunriver Environmental, LLC is not subject to the OPUC's jurisdiction. The transaction is expected to close in the first half of 2019.

•
Spirit Lake East Water Company and Lynnwood Water - Gem State filed an application for regulatory approval from the IPUC for these Coeur d'Alene, Idaho acquisitions in February 2019. We expect the transaction to close in the summer of 2019.

•
Estates Water Systems Inc. and Monterra Inc - Cascadia filed an application for regulatory approval from the WUTC for these Sequim, Washington acquisitions in February 2019, and received approval in April 2019. The transaction closed in May 2019.

The acquisitions described above, combined with NW Holdings' other water acquisitions to date, are expected to represent approximately $70 million of aggregate investment.

OREGON GENERAL RATE CASE. On October 26, 2018, the OPUC issued an order regarding NW Natural's general rate case (Order) originally filed in December 2017 and approved the following items effective beginning November 1, 2018:

•
Annual revenue requirement increase of $23.4 million or 3.72% over NW Natural's revenue from existing rates, which includes approximately $12.1 million that would otherwise be recovered under the conservation tariff deferral;

•	Capital structure of 50% debt and 50% equity;

•	Return on equity of 9.4%;

•	Cost of capital of 7.317%;

•	Rate base of $1.186 billion, or an increase of $300 million since the last rate case in 2012;

•	Pension expenses will be recovered through rates with an increase of $8.1 million to revenue requirement; and

•	The sharing of asset management revenues related to utility pipeline and storage assets will be 90%/10% with 90% being credited to customers. Previously customers received 67% of these revenues.

The Order also froze NW Natural’s pension balancing account as of October 31, 2018 and directed NW Natural and the other parties to the rate case to engage in further regulatory proceedings to resolve open issues with respect to the recovery of the pension balancing account, and treatment of the 10-month deferral period benefits associated with the TCJA.

In March 2019, the OPUC issued an order resolving the remaining rate case items. As a result, the following items were recorded in the first quarter of 2019:

•	Applied $7.1 million of TCJA benefits deferred from January 1, 2018 and October 31, 2018, as a reduction against the pension balancing account;

•	Credited to customers' benefit $5.4 million of deferred income taxes as a reduction against the pension balancing account;

•	Reduced the amount of the frozen balancing account by an additional $10.5 million; and

•	Reduced the interest rate on the pension balancing account from NW Natural's authorized rate of return of 7.317 percent to 4.3 percent.

The items above resulted in the recovery of $12.5 million of deferred pension expenses by applying deferred tax benefits against the pension balancing account. Recognition of these items resulted in higher operations and maintenance expense and other income (expense), net with offsetting benefits recognized in operating revenues and income tax expense. Additional pension expenses of $10.5 million from the regulatory disallowance were also recognized in operations and maintenance expense and other income (expense), net. Deferred regulatory interest income of $3.8 million was also realized in other income (expense), net.

Commencing April 1, 2019, the OPUC also ordered the following:

•	Provide an annual credit to base rates of $3.4 million for excess deferred income taxes to all customers, subject to the average rate assumption method;

•	Provide an additional annual credit of $3.0 million to sales service customers for five years;

•	Collect the remainder of the pension balancing account over ten years in a customer tariff of $7.3 million per year; and

•	An increase in rate base of $15.4 million, and corresponding increase to revenue requirement of $1.4 million.

If NW Natural files a general rate case within five years of the date of the Pension Order, this revenue requirement may be adjusted as part of that general rate case.

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

The filing also includes a proposal to provide federal tax reform benefits to customers related to the TCJA. NW Natural estimates the tax reform benefits for Washington customers to be approximately $20.2 million, which is comprised of excess deferred income taxes of $18.1 million, including a gross up for income taxes, and an estimated $2.1 million associated with interim tax benefits accumulated from January 1, 2018 to November 30, 2019. NW Natural is requesting that the benefit of the excess deferred income taxes be provided to customers as annual base rate credits. NW Natural is requesting that the interim tax benefit be provided to customers over two years.

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

NW Natural's filing will be reviewed by the WUTC and other stakeholders. The process is anticipated to take up to 11 months. The new rates are expected to take effect December 1, 2019.

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
DEPRECIATION STUDY. Under OPUC regulations, NW Natural is required to file a depreciation study every five years to update or justify maintaining the existing depreciation rates. In December 2016, NW Natural filed the required depreciation study with the OPUC. In September 2017, the parties to the docket filed a settlement with the Commission requesting approval of updated depreciation rates. In January 2018, the OPUC issued an order adopting the stipulation. A corresponding docket was filed and approved in Washington for the same depreciation rates. FERC also adopted the new depreciation rates which were included in the rate petition described in Regulation and Rates - FERC above. The new depreciation rates were effective and implemented as of November 1, 2018 for Oregon, Washington, and FERC regulated customers. The new depreciation rates did not materially change NW Natural's depreciation rates and did not have a material impact on financial results.

Business Segment - Natural Gas Distribution (NGD)
NGD margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns because a significant portion of NGD margin is derived from natural gas sales to residential and commercial customers. In Oregon, NW Natural has a conservation tariff (also called the decoupling mechanism), which adjusts margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. NW Natural also has a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in margin resulting from above- or below-average temperatures during the winter heating season. Both mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and natural gas distribution earnings. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms" in NW Natural's 2018 Form 10-K.

The NGD business is seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience seasonality in their usage but to a lesser extent. Seasonality affects the comparability of the results of operations of the NGD business across quarters but not across years.

NGD segment highlights include:

	Three Months Ended March 31,		QTD Change
Dollars and therms in thousands, except EPS data	2019	2018
NGD net income	$41,206	$39,883	$1,323
EPS - NGD segment	$1.42	$1.39	$0.03
Gas sold and delivered (in therms)	447,738	406,953	40,785
NGD margin(1)	$152,655	$132,716	$19,939
(1) See Natural Gas Distribution Margin Table below for additional detail

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. The primary factors contributing to the $1.3 million, or $0.03 per share, increase in NGD net income were as follows:

•	a $19.9 million increase in NGD margin primarily due to:

•	a $10.3 million increase due to new Oregon customer rates from the 2018 Oregon rate case;

•
a $7.1 million increase due to revenues recognized in association with recoveries of NW Natural's pension balancing account, which are entirely offset by pension expenses within operations and maintenance and other income (expense), net;

•	a $2.4 million increase from customer growth; and

•
a $1.3 million increase due to colder than average weather in the current period compared to warmer than average weather in 2018, coupled with higher fee revenues from interruptible customers as a result of system restrictions, partially offset by an estimated reserve for environmental cost sharing;

•	a $7.2 million decrease in NGD income tax expense primarily due to:

•
a $2.7 million decrease from excess deferred income tax amortization related to pension balancing account recovery, which was offset by pension expense within operations and maintenance and other income (expense), net;

•	a $2.0 million decrease from additional excess deferred income taxes amortization related to base rate credits;

•	a $1.1 million decrease related to the Oregon general rate case order; and

•	lower pretax income.
These increases were partially offset by:

•
pension expenses of $12.5 million recognized in operations and maintenance expenses and other income (expense), net from recoveries of NW Natural's pension balancing account, which are primarily offset within NGD margin and tax expense;

•	a $10.5 million regulatory disallowance of NW Natural's pension balancing account reflected within operations and maintenance expenses and other income (expense), net; and

•	a $3.1 million increase in NGD general operations and maintenance expenses associated with increased headcount and general salary increases.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above and Note 9 for more information regarding the pension balancing account.

For the three months ended March 31, 2019, total NGD volumes sold and delivered increased 10% over the same period in 2018.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended March 31,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2019	2018	QTD Change
NGD volumes (therms):
Residential and commercial sales	318,103	278,019	40,084
Industrial sales and transportation	129,635	128,934	701
Total NGD volumes sold and delivered	447,738	406,953	40,785
NGD operating revenues:
Residential and commercial sales	$251,118	$245,584	$5,534
Industrial sales and transportation	16,021	17,389	(1,368)
Other revenues	11,902	(5,040)	16,942
Total NGD operating revenues	279,041	257,933	21,108
Less: Cost of gas	105,513	108,164	2,651
Less: Environmental remediation expense	8,947	4,624	(4,323)
Less: Revenue taxes	11,926	12,429	503
NGD margin	$152,655	$132,716	$19,939
NGD margin:(1)
Residential and commercial sales	$132,946	$128,454	$4,492
Industrial sales and transportation	8,556	8,304	252
Miscellaneous revenues	3,366	1,358	2,008
Gain from gas cost incentive sharing	(769)	880	(1,649)
Other margin adjustments(2)	8,556	(6,280)	14,836
NGD margin	$152,655	$132,716	$19,939
Degree days(3)
Average(4)	1,329	1,316	13
Actual	1,450	1,223	19%
Percent colder (warmer) than average weather	9%	(7)%

	As of March 31,		Change
NGD Meters - end of period:	2019	2018
Residential meters	683,796	672,570	11,226
Commercial meters	69,611	68,322	1,289
Industrial meters	1,040	1,028	12
Total number of meters	754,447	741,920	12,527
Meter growth:
Residential meters	1.7%
Commercial meters	1.9%
Industrial meters	1.2%
Total meter growth	1.7%

(1)
Amounts reported as margin for each category of meters are operating revenues, which are net of revenue taxes, less cost of gas and environmental remediation expense, subject to earnings test considerations.

(2)
Other margin adjustments include net revenue recoveries of $6.6 million and revenue deferrals of $6.4 million for the quarters ended March 31, 2019 and March 31, 2018, respectively, associated with the decline of the U.S. federal corporate income tax rate.

(3)
Heating degree days are units of measure reflecting temperature-sensitive consumption of natural gas, calculated by subtracting the average of a day's high and low temperatures from 59 degrees Fahrenheit.

(4)
Average weather represents the 25-year average of heating degree days. Through October 31, 2018, average weather is calculated over the period 1986 - 2010, as determined in NW Natural's 2012 Oregon general rate case. Beginning November 1, 2018, average weather is calculated over the period May 31, 1992 through May 30, 2017, as determined in NW Natural's 2018 Oregon general rate case.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended March 31,		QTD Change
In thousands	2019	2018
Volumes (therms):
Residential sales	203,551	177,971	25,580
Commercial sales	114,552	100,048	14,504
Total volumes	318,103	278,019	40,084
Operating revenues:
Residential sales	$173,817	$166,587	$7,230
Commercial sales	77,301	78,997	(1,696)
Total operating revenues	$251,118	$245,584	$5,534
NGD margin:
Residential:
Sales	$105,013	$90,529	$14,484
Alternative revenue:
Weather normalization	(6,781)	1,843	(8,624)
Decoupling	(2,277)	(2,409)	132
Amortization of alternative revenue	1,063	783	280
Total residential NGD margin	97,018	90,746	6,272
Commercial:
Sales	45,186	38,297	6,889
Alternative revenue:
Weather normalization	(2,221)	593	(2,814)
Decoupling	(2,027)	2,594	(4,621)
Amortization of alternative revenue	(5,010)	(3,776)	(1,234)
Total commercial NGD margin	35,928	37,708	(1,780)
Total NGD margin	$132,946	$128,454	$4,492

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. The $4.5 million increase in residential and commercial NGD margin was driven by an increase in usage from colder than average weather in the current period compared to warmer than average weather in the prior period and customer growth.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended March 31,		QTR Change
In thousands	2019	2018
Volumes (therms):
Industrial - firm sales	9,892	10,008	(116)
Industrial - firm transportation	50,366	45,376	4,990
Industrial - interruptible sales	13,784	15,605	(1,821)
Industrial - interruptible transportation	55,593	57,945	(2,352)
Total volumes	129,635	128,934	701
NGD margin:
Industrial - firm and interruptible sales	$3,116	$3,237	$(121)
Industrial - firm and interruptible transportation	5,440	5,067	373
Industrial - sales and transportation	$8,556	$8,304	$252

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. Industrial sales and transportation volumes increased by 0.7 million therms, or 1%, and industrial NGD margin increased by $0.3 million primarily due to colder than average weather in 2019 compared to warmer than average weather in 2018.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended March 31,		QTD Change
Dollars and therms in thousands	2019	2018
Cost of gas	$105,513	$108,164	$(2,651)
Volumes sold (therms)(1)	341,779	303,632	38,147
Average cost of gas (cents per therm)	$0.31	$0.36	$(0.05)
Gain (loss) from gas cost incentive sharing(2)	$(769)	$880	$(1,649)

(1)	This calculation excludes volumes delivered to industrial transportation customers.

(2)
For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2018 Form 10-K.

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. Cost of gas decreased $2.7 million, or 2%, primarily due to a 14% decrease in average cost of gas from lower gas costs within the PGA, partially offset by a 13% increase in volumes sold driven by customer growth and colder than average weather in 2019 compared to warmer than average weather in 2018.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended March 31,		QTD Change
In thousands, except EPS data	2019	2018
NW Natural other - net income	$2,689	$2,131	$558
Other NW Holdings activity	(477)	(3)	(474)
NW Holdings other - net income	$2,212	$2,128	$84
EPS - NW Holdings - other	$0.08	$0.07	$0.01

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. Other net income increased by $0.1 million at NW Holdings and increased by $0.6 million at NW Natural.

See Note 4 and Note 13 for further details on other activities and the investment in TWH, respectively.

Consolidated Operations

Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended March 31,
In thousands	2019	2018	QTD Change
NW Natural	$50,434	$39,500	$10,934
Other NW Holdings operations and maintenance	1,048	23	1,025
NW Holdings	$51,482	$39,523	$11,959

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. Operations and maintenance expense increased by $12.0 million and $10.9 million at NW Holdings and NW Natural, respectively, primarily due to the following:

•
a $4.6 million increase in pension expenses (service cost component) due to recovery of amounts in NW Natural's pension balancing account, which was primarily offset within NGD margin and income tax benefits;

•	a $3.9 million regulatory pension disallowance (service cost component) as a result of the March 2019 OPUC order in the Oregon general rate case; and

•	a $3.1 million increase in operations and maintenance expense associated with general NGD salary and benefit increases.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above and Note 9 for more information regarding the pension balancing account.

Depreciation and Amortization
Depreciation and amortization highlights include:

	Three Months Ended March 31,
In thousands	2019	2018	QTD Change
NW Natural	$21,504	$20,868	$636
Other NW Holdings depreciation and amortization	68	7	61
NW Holdings	$21,572	$20,875	$697

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. Depreciation and amortization expense increased $0.7 million at both NW Holdings and NW Natural primarily due to NGD plant additions.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended March 31,
In thousands	2019	2018	QTD Change
NW Natural other income (expense), net	$(13,768)	$(815)	$(12,953)
Other NW Holdings activity	21	(19)	40
NW Holdings other income (expense), net	$(13,747)	$(834)	$(12,913)

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. Other income (expense), net decreased $13.0 million and $12.9 million at NW Holdings and NW Natural, respectively. The decrease was primarily due to the following factors:

•
a $7.9 million decrease from higher pension costs (non-service cost component) related to the recovery of NW Natural's pension balancing account, which is largely offset within NGD margin and tax expense;

•	a $6.6 million regulatory pension disallowance (non-service cost component) as a result of the March 2019 OPUC order in the Oregon general rate case;

•
a $2.0 million decrease from higher pension costs (non-service cost component) as NW Natural began collecting costs through customer rates on November 1, 2018 rather than deferring a portion to the pension balancing account; partially offset by

•
a $3.8 million increase in regulatory interest income related to the realization of the equity interest component of financing costs accrued on the pension balancing account as recovery of the deferral began in March 2019.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above and Note 9 for more information regarding the pension balancing account.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended March 31,
In thousands	2019	2018	QTD Change
NW Natural	$10,133	$9,274	$859
Other NW Holdings interest expense, net	72	—	72
NW Holdings	$10,205	$9,274	$931

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. Interest expense, net increased $0.9 million at both NW Holdings and NW Natural due to an increase of $1.2 million in commercial paper interest expense from higher short-term debt balances, partially offset by a $0.2 million increase in the debt portion of AFUDC.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended March 31,
In thousands	2019	2018	QTD Change
NW Holdings income tax expense	$8,675	$15,632	$(6,957)
NW Natural income tax expense	$8,848	$15,635	$(6,787)

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. Income tax expense decreased $7.0 million and $6.8 million at NW Holdings and NW Natural, respectively. The decrease was primarily related to the income tax implications of the March 2019 OPUC order, including the regulatory pension disallowance, $2.7 million from excess deferred income tax amortization related to the pension balancing account recovery which was offset by pension expense related to the pension balancing account, and $2.0 million of excess deferred income tax amortization related to base rate credits. The remaining decrease was primarily attributable to a decrease in pre-tax NGD operating income.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above, Note 9, and Note 10 for information regarding the application of excess deferred income tax benefits.

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
The results of Gill Ranch Storage have been determined to be discontinued operations and are presented separately, net of tax, from the results of continuing operations of NW Holdings for all periods presented. See Note 17 for more information on the Sale Agreement and the results of our discontinued operations.
The CPUC regulates Gill Ranch under a market-based rate model which allows for the price of storage services to be set by the marketplace. The CPUC also regulates the issuance of securities, system of accounts, and regulates intrastate storage services. The California Department of Oil Gas and Geothermal Resources (DOGGR) regulations for gas storage wells were finalized in June 2018, and the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA) proposed new federal regulations for underground natural gas storage facilities, which are expected to be finalized during 2019 and increase costs for all storage providers. NW Holdings will continue to monitor and assess the new regulations until the sale is complete.

Short-term liquidity for Gill Ranch is supported by cash balances, internal cash flow from operations, equity contributions from its parent company, and, if necessary, additional external financing.

FINANCIAL CONDITION

Capital Structure
One of our long-term goals is to maintain a strong consolidated capital structure with a long-term target utility capital structure of 50% common stock and 50% long-term debt at NW Natural. When additional capital is required, debt or equity securities are issued depending on both the target capital structure and market conditions. These sources of capital are also used to fund long-term debt retirements and short-term commercial paper maturities. See "Liquidity and Capital Resources" below and Note 8.
Achieving the target capital structure and maintaining sufficient liquidity to meet operating requirements are necessary to maintain attractive credit ratings and provide access to capital markets at reasonable costs.

NW Holdings' consolidated capital structure was as follows:

	March 31,		December 31,
	2019	2018	2018
Common stock equity	46.5%	48.9%	44.4%
Long-term debt	37.0	43.2	41.1
Short-term debt, including current maturities of long-term debt	16.5	7.9	14.5
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure was as follows:

	March 31,		December 31,
	2019	2018	2018
Common stock equity	45.1%	48.9%	42.9%
Long-term debt	38.0	43.2	42.2
Short-term debt, including current maturities of long-term debt	16.9	7.9	14.9
Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources
At March 31, 2019 and March 31, 2018, NW Holdings had approximately $12.8 million and $11.2 million, and NW Natural had approximately $6.8 million and $10.9 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive.

NW Holdings
For NW Holdings, short-term liquidity is primarily provided by cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities. NW Holdings also has a universal shelf registration statement filed with the SEC for the issuance of debt and equity securities. NW Holdings' long-term debt, if any, and equity issuances are primarily used to provide equity contributions to NW Holdings’ operating subsidiaries for operating and capital expenditures and other corporate purposes. NW Holdings' issuance of securities is not subject to regulation by state public utility commissions, but the dividends from NW Natural to NW Holdings are subject to regulatory ring-fencing provisions.

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

At March 31, 2019, NW Natural satisfied the ring-fencing provisions described above.

NW HOLDINGS DIVIDEND POLICY. Quarterly dividends have been paid on common stock each year since NW Holdings’ predecessor’s stock was first issued to the public in 1951. Annual common stock dividend payments per share, adjusted for stock splits, have increased each year since 1956. The declarations and amount of future dividends to shareholders will depend upon earnings, cash flows, financial condition, NW Natural’s ability to pay dividends to NW Holdings and other factors. The amount and timing of dividends payable on common stock is at the sole discretion of the NW Holdings' Board of Directors.

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

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at March 31, 2019. If the credit risk-related contingent features underlying these contracts were triggered on March 31, 2019, assuming NW Natural's long-term debt ratings dropped to non-investment grade levels, it could have been required to post $0.6 million in collateral with counterparties. See "Credit Ratings" below and Note 15.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include pension contribution requirements and environmental expenditures. For additional information, see Part II, Item 7 "Financial Condition" in the 2018 Form 10-K.

SHORT-TERM DEBT. The primary source of short-term liquidity for NW Holdings is cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities it may enter into from time to time.

The primary source of short-term liquidity for NW Natural is from the sale of commercial paper and bank loans. NW Holdings and NW Natural have separate bank facilities, and NW Natural has a commercial paper program. In addition to issuing commercial paper or bank loans to meet working capital requirements, including seasonal requirements to finance gas purchases and accounts receivable, short-term debt may also be used to temporarily fund capital requirements. For NW Natural, commercial paper and bank loans are periodically refinanced through the sale of long-term debt or equity contributions from NW Holdings. Commercial paper, when outstanding, is sold through two commercial banks under an issuing and paying agency agreement and is supported by one or more unsecured revolving credit facilities. See “Credit Agreements” below.

At March 31, 2019 and 2018, NW Holdings had short-term debt outstanding of $176.4 million and $50.0 million, respectively, and NW Natural had short-term debt outstanding of $176.3 million and $50.0 million, respectively. The weighted average interest rate on short-term debt outstanding at March 31, 2019 was 2.7%.

Credit Agreements
NW Holdings
NW Holdings has a $100.0 million credit agreement, with a feature that allows it to request increases in the total commitment amount up to a maximum of $150.0 million. The maturity date of the agreement is October 2, 2023.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2019 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$100
A/A1	—
Total	$100

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at March 31, 2019, with a consolidated indebtedness to total capitalization ratio of 53.5%.

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

NW Holdings had $2.8 million of letters of credit issued and outstanding, separate from the aforementioned credit agreement, at March 31, 2019.

NW Natural
NW Natural has a $300.0 million credit agreement, with a feature that allows it to request increases in the total commitment amount up to a maximum of $450.0 million. The maturity date of the agreement is October 2, 2023.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2019 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$300
A/A1	—
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement or the prior credit agreement at March 31, 2019 or 2018. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at March 31, 2019 and 2018, with consolidated indebtedness to total capitalization ratios of 54.9% and 51.1%, respectively.

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

CREDIT RATINGS. NW Holdings does not currently maintain ratings with S&P or Moody's. NW Natural's credit ratings are a factor of liquidity, potentially affecting access to the capital markets including the commercial paper market. NW Natural's credit ratings also have an impact on the cost of funds and the need to post collateral under derivative contracts. The following table summarizes NW Natural's current credit ratings:

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

LONG-TERM DEBT. NW Natural did not retire or issue long term debt during the three months ended March 31, 2019. Over the next twelve months, $10.0 million of FMBs with a coupon rate of 8.310% will mature in November 2019, $20.0 million of FMBs with a coupon rate of 7.630% will mature in December 2019 and $75.0 million of FMBs with a coupon rate of 5.370% will mature in February 2020.

See Part II, Item 7, "Financial Condition—Contractual Obligations" in the 2018 Form 10-K for long-term debt maturing over the next five years.

BANKRUPTCY RING-FENCING RESTRICTIONS. As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of March 31, 2019. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows

Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Three Months Ended March 31,
In thousands	2019	2018	QTD Change
NW Holdings cash provided by operating activities	$104,794	$104,521	$273
NW Natural cash provided by operating activities	$104,703	$104,571	$132

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. The significant factors contributing to the $0.3 million and $0.1 million increase in cash flows provided by operating activities at NW Holdings and NW Natural, respectively were as follows:

•	an increase of $9.9 million due to an income tax refund of $0.1 million in the current period compared to payments of $9.8 million in the prior period;

•	an increase of approximately $8.2 million in cash receipts from higher volumes sold from comparatively colder than average weather in 2019;

•	an increase of $2.5 million from collections from customers to be returned through the next year's PGA as part of NW Natural's decoupling mechanism; and

•	an increase of $1.4 million from higher recoveries of noncash expenses for depreciation and amortization; partially offset by

•
a decrease of $22.7 million in cash flow benefits from changes in deferred gas cost balances primarily due to higher gas costs than in the PGA in 2019 compared lower gas costs than in the PGA in the prior year.

During the three months ended March 31, 2019, NW Natural contributed $1.5 million to the NGD segment's qualified defined benefit pension plan, compared to $1.7 million for the same period in 2018. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 9.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For additional information, see Part II, Item 7 "Financial Condition—Contractual Obligations" and Note 16 in the 2018 Form 10-K.

Investing Activities
Investing activity highlights include:

	Three Months Ended March 31,
In thousands	2019	2018	QTD Change
NW Holdings cash used in investing activities	$(51,056)	$(57,488)	$6,432
NW Holdings capital expenditures supporting continuing operations	(48,764)	(57,329)	8,565
NW Natural cash used in investing activities	$(50,649)	$(57,487)	$6,838
NW Natural capital expenditures supporting continuing operations	(48,658)	(57,329)	8,671

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. The $6.4 million decrease and $6.8 million decrease in cash used in investing activities at NW Holdings and NW Natural, respectively, was primarily due to lower expenditures related to NW Natural's North Mist Expansion Project in 2019, partially offset by increases in capital expenditures for system reinforcement and customer growth at NW Natural.

NW Holdings' largest subsidiary, NW Natural, expects to make a significant level of investments in its NGD segment in 2019 and through 2023. Over the five-year period from 2019 to 2023, the NGD segment is expected to invest $820 million to $910 million million in capital expenditures to support system reliability, customer growth, and operate effective technology for the business. In 2019, NW Natural anticipates several significant projects for the NGD segment, including completing the replacement of end of life equipment at the Mist gas storage facility, and renovating several resource facilities across NW Natural's service territory. Projects in 2019 also include leasehold improvements and technology for the new headquarters in Portland, Oregon and the completion of the North Mist gas storage expansion project.

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

Financing Activities
Financing activity highlights include:

	Three Months Ended March 31,
In thousands	2019	2018	QTD Change
NW Holdings cash used in financing activities	$(53,554)	$(39,290)	$(14,264)
NW Holdings change in short-term debt	(41,229)	(4,200)	(37,029)
NW Holdings change in long-term debt	—	(22,000)	22,000
NW Natural cash used in financing activities	$(55,168)	$(39,290)	$(15,878)
NW Natural change in short-term debt	(41,200)	(4,200)	(37,000)
NW Natural change in long-term debt	—	(22,000)	22,000

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018. The $14.3 million increase and $15.9 million increase in cash used in financing activities at NW Holdings and NW Natural, respectively, was primarily due to higher repayments of $37.0 million of short-term debt compared to the prior period, offset by lower repayments of $22.0 million of long-term debt compared to the prior period.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2018 Form 10-K. At March 31, 2019, NW Natural's total estimated liability related to environmental sites is $124.5 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in the 2018 Form 10-K and Note 16.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing financial statements in accordance with U.S. GAAP, management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and related disclosures in the financial statements. Management considers critical accounting policies to be those which are most important to the representation of financial condition and results of operations and which require management’s most difficult and subjective or complex judgments, including accounting estimates that could result in materially different amounts if reported under different conditions or if they used different assumptions. Our most critical estimates and judgments for both NW Holdings and NW Natural include accounting for:

•	regulatory accounting;

•	revenue recognition;

•	derivative instruments and hedging activities;

•	pensions and postretirement benefits;

•	income taxes;

•	environmental contingencies; and

•	impairment of long-lived assets and goodwill.

There have been no material changes to the information provided in the 2018 Form 10-K with respect to the application of critical accounting policies and estimates. See Part II, Item 7, "Application of Critical Accounting Policies and Estimates," in the 2018 Form 10-K.

Management has discussed its current estimates and judgments used in the application of critical accounting policies with the Audit Committees of the Boards of NW Holdings and NW Natural. Within the context of critical accounting policies and estimates, management is not aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. For a description of recent accounting pronouncements that could have an impact on financial condition, results of operations or cash flows, see Note 2.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. The following describes NW Holdings' and NW Natural's exposure to these risks, as applicable. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the three months ended March 31, 2019. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2018 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

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

There have been no changes in NW Natural's or NW Holdings' internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31a., Exhibit 31b., Exhibit 31c. and Exhibit 31d. should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 16 and those proceedings disclosed and incorporated by reference in Part I, Item 3, “Legal Proceedings” in the 2018 Form 10-K, we have only routine nonmaterial litigation that occurs in the ordinary course of our business.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors discussed in Part I, Item 1A, "Risk Factors” in the 2018 Form 10-K. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
01/01/19-01/31/19	—	$—	—	—
02/01/19-02/2/19	—	—	—	—
03/01/19-03/31/19	8,469	64.86	—	—
Total	8,469	—	2,124,528	$16,732,648

(1)
During the quarter ended March 31, 2019, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. However, 8,469 shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs. During the quarter ended March 31, 2019, no shares of NW Holdings common stock were accepted as payment for stock option exercises pursuant to the NW Natural Restated Stock Option Plan.

(2)
During the quarter ended March 31, 2019, no shares of NW Holdings common stock were repurchased pursuant to the Board-Approved share repurchase program. In October 2018, we received NW Holdings Board Approval to extend the repurchase program through May 2019. For more information on this program, refer to Note 5 in the 2018 Form 10-K.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2019

Exhibit Index
Exhibit Number	Document
31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	May 7, 2019
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	May 7, 2019
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller