Form 10-Q
period 2019-06-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2019-08-06
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to____________

Commission file number		1-38681			Commission file number		1-15973

NORTHWEST NATURAL HOLDING COMPANY					NORTHWEST NATURAL GAS COMPANY
(Exact name of registrant as specified in its charter)					(Exact name of registrant as specified in its charter)
Oregon	82-4710680				Oregon	93-0256722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)				(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
220 N.W. Second Avenue					220 N.W. Second Avenue
Portland	Oregon	97209			Portland	Oregon	97209
(Address of principal executive offices)	(Zip Code)				(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number:	(503)	226-4211			Registrant’s telephone number:	(503)	226-4211

Securities registered pursuant to Section 12(b) of the Act:
Registrant		Title of each class			Trading Symbol	Name of each exchange on which registered
NORTHWEST NATURAL HOLDING COMPANY		Common Stock			NWN	New York Stock Exchange
NORTHWEST NATURAL GAS COMPANY		None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

NORTHWEST NATURAL HOLDING COMPANY	Yes	☒	No	☐	NORTHWEST NATURAL GAS COMPANY	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

NORTHWEST NATURAL HOLDING COMPANY	Yes	☒	No	☐	NORTHWEST NATURAL GAS COMPANY	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

NORTHWEST NATURAL HOLDING COMPANY					NORTHWEST NATURAL GAS COMPANY
Large Accelerated Filer			☒		Large Accelerated Filer			☐
Accelerated Filer			☐		Accelerated Filer			☐
Non-accelerated Filer			☐		Non-accelerated Filer			☒
Smaller Reporting Company			☐		Smaller Reporting Company			☐
Emerging Growth Company			☐		Emerging Growth Company			☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
NORTHWEST NATURAL HOLDING COMPANY	Yes	☐	No	☒	NORTHWEST NATURAL GAS COMPANY	Yes	☐	No	☒

At July 26, 2019, 30,442,700 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.

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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to the safe harbors created by such Act. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, projections and predictions;

•	objectives, goals or strategies;

•	assumptions, generalizations and estimates;

•	ongoing continuation of past practices or patterns;

•	future events or performance;

•	trends;

•	risks;

•	uncertainties;

•	timing and cyclicality;

•	earnings and dividends;

•	capital expenditures and allocation;

•	capital or organizational structure;

•	climate change and our role in a low-carbon, renewable-energy future;

•	growth;

•	customer rates;

•	labor relations and workforce succession;

•	commodity costs;

•	gas reserves;

•	operational performance and costs;

•	energy policy, infrastructure and preferences;

•	public policy approach and involvement;

•	efficacy of derivatives and hedges;

•	liquidity, financial positions, and planned securities issuances;

•	valuations;

•	project and program development, expansion, or investment;

•	business development efforts, including acquisitions and integration thereof;

•	implementation and execution of our water strategy;

•	pipeline capacity, demand, location, and reliability;

•	adequacy of property rights and headquarter development;

•	technology implementation and cybersecurity practices;

•	competition;

•	procurement and development of gas and water supplies;

•	estimated expenditures;

•	costs of compliance;

•	customers bypassing our infrastructure;

•	credit exposures;

•	rate or regulatory outcomes, recovery or refunds;

•	impacts or changes of laws, rules and regulations;

•	tax liabilities or refunds, including effects of tax reform;

•	levels and pricing of gas storage contracts and gas storage markets;

•	outcomes, timing and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations, expectations and treatment with respect to retirement plans;

•	availability, adequacy, and shift in mix, of gas and water supplies;

•	effects of new or anticipated changes in critical accounting policies or estimates;

•	approval and adequacy of regulatory deferrals;

•	effects and efficacy of regulatory mechanisms; and

•	environmental, regulatory, litigation and insurance costs and recoveries, and timing thereof.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2019	2018	2019	2018

Operating revenues	$123,443	$124,567	$408,791	$388,202

Operating expenses:
Cost of gas	35,107	42,053	140,564	150,159
Operations and maintenance	39,486	38,028	90,968	77,551
Environmental remediation	(2,656)	1,882	6,291	6,506
General taxes	7,879	7,729	16,906	17,203
Revenue taxes	4,496	4,780	16,422	17,209
Depreciation and amortization	22,387	21,147	43,959	42,022
Other operating expenses	646	679	1,538	1,532
Total operating expenses	107,345	116,298	316,648	312,182
Income from operations	16,098	8,269	92,143	76,020
Other income (expense), net	(2,768)	7	(16,515)	(827)
Interest expense, net	10,654	8,771	20,859	18,045
Income before income taxes	2,676	(495)	54,769	57,148
Income tax expense (benefit)	625	(156)	9,300	15,476
Net income (loss) from continuing operations	2,051	(339)	45,469	41,672
Loss from discontinued operations, net of tax	(956)	(659)	(1,173)	(1,133)
Net income (loss)	1,095	(998)	44,296	40,539
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $41 and $56 for the three months ended and $82 and $111 for the six months ended June 30, 2019 and 2018, respectively	115	153	230	307
Comprehensive income (loss)	$1,210	$(845)	$44,526	$40,846
Average common shares outstanding:
Basic	29,337	28,791	29,123	28,772
Diluted	29,394	28,791	29,186	28,825
Earnings (loss) from continuing operations per share of common stock:
Basic	$0.07	$(0.01)	$1.56	$1.45
Diluted	0.07	(0.01)	1.56	1.45
Loss from discontinued operations per share of common stock:
Basic	$(0.03)	$(0.02)	$(0.04)	$(0.04)
Diluted	(0.03)	(0.02)	(0.04)	(0.04)
Earnings (loss) per share of common stock:
Basic	$0.04	$(0.03)	$1.52	$1.41
Diluted	0.04	(0.03)	1.52	1.41

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2019	2018	2018

Assets:
Current assets:
Cash and cash equivalents	$60,885	$8,755	$12,633
Accounts receivable	42,670	31,512	66,970
Accrued unbilled revenue	14,840	13,995	57,827
Allowance for uncollectible accounts	(814)	(657)	(977)
Regulatory assets	46,688	41,092	41,930
Derivative instruments	2,186	2,044	9,001
Inventories	23,100	43,109	44,149
Gas reserves	17,206	16,579	16,647
Income taxes receivable	—	—	6,000
Other current assets	18,296	11,672	28,472
Discontinued operations current assets (Note 18)	14,001	12,743	13,269
Total current assets	239,058	180,844	295,921
Non-current assets:
Property, plant, and equipment	3,355,811	3,298,856	3,414,490
Less: Accumulated depreciation	1,016,185	984,998	993,118
Total property, plant, and equipment, net	2,339,626	2,313,858	2,421,372
Gas reserves	56,171	75,362	66,197
Regulatory assets	318,340	339,177	371,786
Derivative instruments	670	1,077	725
Other investments	62,815	64,854	63,558
Operating lease right of use asset	5,013	—	—
Assets under sales-type leases	148,886	—	—
Goodwill	49,393	—	8,954
Other non-current assets	18,159	11,588	14,149
Total non-current assets	2,999,073	2,805,916	2,946,741
Total assets	$3,238,131	$2,986,760	$3,242,662

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands, including share information	2019	2018	2018

Liabilities and equity:
Current liabilities:
Short-term debt	$20,080	$47,100	$217,620
Current maturities of long-term debt	104,396	74,785	29,989
Accounts payable	76,429	70,551	115,878
Taxes accrued	7,003	6,916	11,023
Interest accrued	7,826	6,652	7,306
Regulatory liabilities	32,484	34,275	47,436
Derivative instruments	4,650	11,744	12,381
Operating lease liabilities	4,271	—	—
Other current liabilities	36,612	32,935	54,492
Discontinued operations current liabilities (Note 18)	13,279	12,922	12,959
Total current liabilities	307,030	297,880	509,084
Long-term debt	806,001	683,895	706,247
Deferred credits and other non-current liabilities:
Deferred tax liabilities	292,791	281,028	280,463
Regulatory liabilities	605,036	602,294	611,560
Pension and other postretirement benefit liabilities	217,909	218,061	221,886
Derivative instruments	2,062	3,913	3,025
Operating lease liabilities	721	—	—
Other non-current liabilities	129,835	140,163	147,763
Total deferred credits and other non-current liabilities	1,248,354	1,245,459	1,264,697
Commitments and contingencies (Note 17)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 30,422, 28,800, and 28,880 at June 30, 2019 and 2018, and December 31, 2018, respectively	555,052	452,195	457,640
Retained earnings	330,018	315,462	312,182
Accumulated other comprehensive loss	(8,324)	(8,131)	(7,188)
Total equity	876,746	759,526	762,634
Total liabilities and equity	$3,238,131	$2,986,760	$3,242,662

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total shareholders' equity, beginning balances	$794,227	$772,205	$762,634	$742,776

Common stock:
Beginning balances	459,932	450,408	457,640	448,865
Stock-based compensation	579	752	1,824	1,924
Shares issued pursuant to equity based plans	1,589	1,035	2,636	1,406
Issuance of common stock, net of issuance costs	92,952	—	92,952	—
Ending balances	555,052	452,195	555,052	452,195

Retained earnings:
Beginning balances	342,734	330,081	312,182	302,349
Net income	1,095	(998)	44,296	40,539
Dividends on common stock	(13,811)	(13,621)	(27,826)	(27,426)
Reclassification of tax effects from the TCJA	—	—	1,366	—
Ending balances	330,018	315,462	330,018	315,462

Accumulated other comprehensive income (loss):
Beginning balances	(8,439)	(8,284)	(7,188)	(8,438)
Other comprehensive income	115	153	230	307
Reclassification of tax effects from the TCJA	—	—	(1,366)	—
Ending balances	(8,324)	(8,131)	(8,324)	(8,131)

Total shareholders' equity, ending balances	$876,746	$759,526	$876,746	$759,526

Dividends per share of common stock	$0.4750	$0.4725	$0.9500	$0.9450

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2019	2018

Operating activities:
Net income	$44,296	$40,539
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	43,959	42,022
Regulatory amortization of gas reserves	9,467	7,816
Deferred income taxes	5,917	11,227
Qualified defined benefit pension plan expense	6,988	2,876
Contributions to qualified defined benefit pension plans	(4,650)	(5,570)
Deferred environmental expenditures, net	(7,148)	(7,330)
Amortization of environmental remediation	6,291	6,506
Regulatory revenue recovery deferral from the TCJA	639	9,212
Regulatory disallowance of pension costs	10,500	—
Other	6,282	810
Changes in assets and liabilities:
Receivables, net	69,036	79,332
Inventories	14,929	4,803
Income and other taxes	16,300	(11,967)
Accounts payable	(27,843)	(26,613)
Interest accrued	520	(121)
Deferred gas costs	(44,850)	4,787
Decoupling mechanism	8,635	4,613
Other, net	(4,797)	(990)
Discontinued operations	638	700
Cash provided by operating activities	155,109	162,652
Investing activities:
Capital expenditures	(91,147)	(102,370)
Acquisitions, net of cash acquired	(55,811)	—
Other	(5,389)	195
Discontinued operations	(1,050)	(283)
Cash used in investing activities	(153,397)	(102,458)
Financing activities:
Proceeds from stock options exercised	1,723	45
Proceeds from common stock issued	93,182	—
Long-term debt issued	175,000	—
Long-term debt retired	—	(22,000)
Change in short-term debt	(197,540)	(7,100)
Cash dividend payments on common stock	(25,916)	(25,577)
Other	91	(279)
Cash provided by (used in) financing activities	46,540	(54,911)
Increase in cash and cash equivalents	48,252	5,283
Cash and cash equivalents, beginning of period	12,633	3,472
Cash and cash equivalents, end of period	$60,885	$8,755

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$19,725	$17,117
Income taxes paid (refunded), net	(6,095)	13,347
See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018

Operating revenues	$122,242	$124,563	$407,088	$388,198

Operating expenses:
Cost of gas	35,163	42,107	140,676	150,271
Operations and maintenance	37,292	37,899	87,726	77,399
Environmental remediation	(2,656)	1,882	6,291	6,506
General taxes	7,826	7,721	16,814	17,180
Revenue taxes	4,496	4,780	16,422	17,209
Depreciation and amortization	22,243	21,090	43,747	41,958
Other operating expenses	638	679	1,528	1,532
Total operating expenses	105,002	116,158	313,204	312,055
Income from operations	17,240	8,405	93,884	76,143
Other income (expense), net	(2,814)	(33)	(16,582)	(848)
Interest expense, net	10,387	8,771	20,520	18,045
Income (loss) before income taxes	4,039	(399)	56,782	57,250
Income tax expense (benefit)	985	(128)	9,833	15,507
Net income (loss) from continuing operations	3,054	(271)	46,949	41,743
Loss from discontinued operations, net of tax	—	(727)	—	(1,204)
Net income (loss)	3,054	(998)	46,949	40,539
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $41 and $56 for the three months ended and $82 and $111 for the six months ended June 30, 2019 and 2018, respectively	115	153	230	307
Comprehensive income (loss)	$3,169	$(845)	$47,179	$40,846

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2019	2018	2018

Assets:
Current assets:
Cash and cash equivalents	$57,864	$8,322	$7,947
Accounts receivable	42,180	31,512	66,824
Accrued unbilled revenue	14,730	13,995	57,773
Receivables from affiliates	289	265	4,166
Allowance for uncollectible accounts	(812)	(657)	(975)
Regulatory assets	46,688	41,092	41,930
Derivative instruments	2,186	2,044	9,001
Inventories	22,999	43,109	44,126
Gas reserves	17,206	16,579	16,647
Other current assets	18,259	11,603	25,347
Discontinued operations current assets (Note 18)	—	5,873	—
Total current assets	221,589	173,737	272,786
Non-current assets:
Property, plant, and equipment	3,337,005	3,298,481	3,410,439
Less: Accumulated depreciation	1,015,761	984,791	992,855
Total property, plant, and equipment, net	2,321,244	2,313,690	2,417,584
Gas reserves	56,171	75,362	66,197
Regulatory assets	318,340	339,177	371,786
Derivative instruments	670	1,077	725
Other investments	49,281	51,181	49,922
Operating lease right of use asset	4,797	—	—
Assets under sales-type leases	148,886	—	—
Other non-current assets	17,715	11,578	13,736
Discontinued operations non-current assets (Note 18)	—	25,037	—
Total non-current assets	2,917,104	2,817,102	2,919,950
Total assets	$3,138,693	$2,990,839	$3,192,736

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2019	2018	2018

Liabilities and equity:
Current liabilities:
Short-term debt	$—	$47,100	$217,500
Current maturities of long-term debt	104,359	74,785	29,989
Accounts payable	74,918	70,155	114,937
Payables to affiliates	6,878	3,811	523
Taxes accrued	6,903	6,887	10,990
Interest accrued	7,675	6,652	7,273
Regulatory liabilities	32,484	34,275	47,436
Derivative instruments	4,650	11,744	12,381
Operating lease liabilities	4,141	—	—
Other current liabilities	35,113	31,934	53,027
Discontinued operations current liabilities (Note 18)	—	2,702	—
Total current liabilities	277,121	290,045	494,056
Long-term debt	768,947	683,895	704,134
Deferred credits and other non-current liabilities:
Deferred tax liabilities	307,133	296,050	294,739
Regulatory liabilities	605,036	602,294	611,560
Pension and other postretirement benefit liabilities	217,909	218,061	221,886
Derivative instruments	2,062	3,913	3,025
Operating lease liabilities	634	—	—
Other non-current liabilities	129,736	140,073	147,668
Discontinued operations - non-current liabilities (Note 18)	—	(3,018)	—
Total deferred credits and other non-current liabilities	1,262,510	1,257,373	1,278,878
Commitments and contingencies (Note 17)
Equity:
Common stock	319,634	452,195	226,452
Retained earnings	518,805	315,462	496,404
Accumulated other comprehensive loss	(8,324)	(8,131)	(7,188)
Total equity	830,115	759,526	715,668
Total liabilities and equity	$3,138,693	$2,990,839	$3,192,736

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total shareholder's equity, beginning balances	$746,743	$772,205	$715,668	$742,776

Common stock:
Beginning balances	226,452	450,408	226,452	448,865
Stock-based compensation(1)	—	752	—	1,924
Additional paid-in capital pursuant to employee stock purchase plan	—	1,035	—	1,406
Capital contribution from parent	93,182	—	93,182	—
Ending balances	319,634	452,195	319,634	452,195

Retained earnings:
Beginning balances	528,730	330,081	496,404	302,349
Net income	3,054	(998)	46,949	40,539
Dividends on common stock	(12,979)	(13,621)	(25,914)	(27,426)
Reclassification of tax effects from the TCJA	—	—	1,366	—
Ending balances	518,805	315,462	518,805	315,462

Accumulated other comprehensive income (loss):
Beginning balances	(8,439)	(8,284)	(7,188)	(8,438)
Other comprehensive income	115	153	230	307
Reclassification of tax effects from the TCJA	—	—	(1,366)	—
Ending balances	(8,324)	(8,131)	(8,324)	(8,131)

Total shareholder's equity, ending balances	$830,115	$759,526	$830,115	$759,526

(1) Stock-based compensation is based on stock awards to NW Natural employees to be issued in shares of NW Holdings.

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2019	2018

Operating activities:
Net income	$46,949	$40,539
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	43,747	41,958
Regulatory amortization of gas reserves	9,467	7,816
Deferred income taxes	5,042	9,387
Qualified defined benefit pension plan expense	6,988	2,876
Contributions to qualified defined benefit pension plans	(4,650)	(5,570)
Deferred environmental expenditures, net	(7,148)	(7,330)
Amortization of environmental remediation	6,291	6,506
Regulatory revenue deferral from the TCJA	639	9,212
Regulatory disallowance of pension costs	10,500	—
Other	5,563	1,180
Changes in assets and liabilities:
Receivables, net	73,186	79,333
Inventories	14,923	4,434
Income and other taxes	7,199	(11,957)
Accounts payable	(23,744)	(26,195)
Interest accrued	402	(121)
Deferred gas costs	(44,850)	4,787
Decoupling mechanism	8,635	4,613
Other, net	(3,003)	(1,990)
Discontinued operations	—	3,104
Cash provided by operating activities	156,136	162,582
Investing activities:
Capital expenditures	(90,675)	(102,370)
Other	(5,389)	195
Discontinued operations	—	(284)
Cash used in investing activities	(96,064)	(102,459)
Financing activities:
Capital contribution from parent	93,182	—
Long-term debt issued	140,000	—
Long-term debt retired	—	(22,000)
Change in short-term debt	(217,500)	(7,100)
Cash dividend payments on common stock	(25,914)	(25,577)
Other	77	(234)
Cash used in financing activities	(10,155)	(54,911)
Increase in cash and cash equivalents	49,917	5,212
Cash and cash equivalents, beginning of period	7,947	3,110
Cash and cash equivalents, end of period	$57,864	$8,322

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$19,529	$17,117
Income taxes paid (refunded), net	(6,095)	13,347
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

In addition, NW Holdings has reported discontinued operations results related to the pending sale of Gill Ranch Storage, LLC (Gill Ranch). All prior period amounts have been retrospectively adjusted to reflect this change both in operational results and reportable segments for NW Holdings and NW Natural, respectively. These reclassifications and the reorganization activities described above had no effect on the prior year’s consolidated results of operations, financial condition, or cash flows. See Note 18 for additional information.

NW Holdings' direct and indirect wholly-owned subsidiaries as of the filing date of this report include:

•	Northwest Natural Gas Company (NW Natural);

•	Northwest Energy Corporation (Energy Corp);

•	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NW Natural Energy, LLC (NWN Energy);

•	NW Natural Gas Storage, LLC (NWN Gas Storage);

▪	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	NNG Financial Corporation (NNG Financial);

•	KB Pipeline Company (KB);

•	NW Natural Water Company, LLC (NWN Water);

▪	Falls Water Co., Inc. (Falls Water);

▪	Salmon Valley Water Company;

▪	NW Natural Water of Oregon, LLC (NWN Water of Oregon);

•	Sunstone Water, LLC;

•	Sunstone Infrastructure, LLC;

•	Sunriver Water, LLC;

•	Sunriver Environmental, LLC;

▪	NW Natural Water of Washington, LLC (NWN Water of Washington);

•	Cascadia Infrastructure, LLC;

▪	Cascadia Water, LLC (Cascadia);

▪	NW Natural Water of Idaho, LLC (NWN Water of Idaho);

•	Gem State Water Company, LLC (Gem State); and

•	Gem State Infrastructure, LLC.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in NW Holdings' and NW Natural's combined 2018 Annual Report on Form 10-K (2018 Form 10-K). A significant part of NW Holdings' and NW Natural's business is of a seasonal nature; therefore, NW Holdings and NW Natural results of operations for interim periods are not necessarily indicative of full year results. Seasonality affects the comparability of the results of other operations across quarters but not across years.

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
2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2018 Form 10-K. There were no material changes to those accounting policies during the six months ended June 30, 2019 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

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
Amounts deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
	June 30,		December 31,
In thousands	2019	2018	2018
Current:
Unrealized loss on derivatives(1)	$4,385	$11,744	$12,381
Gas costs	19,195	273	2,873
Environmental costs(2)	5,089	5,594	5,601
Decoupling(3)	1,680	10,232	9,140
Pension balancing(4)	5,009	—	—
Income taxes	2,209	2,217	2,218
Other(5)	9,121	11,032	9,717
Total current	$46,688	$41,092	$41,930
Non-current:
Unrealized loss on derivatives(1)	$2,062	$3,913	$3,025
Pension balancing(4)	50,080	67,527	74,173
Income taxes	17,758	19,267	19,185
Pension and other postretirement benefit liabilities	168,137	171,186	174,993
Environmental costs(2)	68,240	65,156	76,149
Gas costs	2,994	28	9,978
Decoupling(3)	37	1,636	2,545
Other(5)	9,032	10,464	11,738
Total non-current	$318,340	$339,177	$371,786

	Regulatory Liabilities
	June 30,		December 31,
In thousands	2019	2018	2018
Current:
Gas costs	$5,630	$20,906	$17,182
Unrealized gain on derivatives(1)	1,944	1,938	8,740
Decoupling(3)	857	2,153	2,264
Income taxes	7,763	—	—
Other(5)	16,290	9,278	19,250
Total current	$32,484	$34,275	$47,436
Non-current:
Gas costs	$226	$3,460	$552
Unrealized gain on derivatives(1)	670	1,077	725
Decoupling(3)	74	410	—
Income taxes(6)	202,422	222,734	225,408
Accrued asset removal costs(7)	390,345	370,245	380,464
Other(5)	11,299	4,368	4,411
Total non-current	$605,036	$602,294	$611,560

(1)
Unrealized gains or losses on derivatives are non-cash items and therefore do not earn a rate of return or a carrying charge. These amounts are recoverable through NGD rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.

(2)	Refer to footnote (3) of the Deferred Regulatory Asset table in Note 17 for a description of environmental costs.

(3)	This deferral represents the margin adjustment resulting from differences between actual and expected volumes.

(4)	Refer to Note 10 for information regarding the deferral of pension expenses.

(5)	Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.

(6)	This balance represents estimated amounts associated with the Tax Cuts and Jobs Act. See Note 11.

(7)	Estimated costs of removal on certain regulated properties are collected through rates.

We believe all costs incurred and deferred at June 30, 2019 are prudent. All regulatory assets and liabilities are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

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

In October 2017, NW Natural entered into a 20-year operating lease agreement commencing in 2020 for a new headquarters location in Portland, Oregon. The lease was analyzed under ASC 840 in consideration of build-to-suit lease accounting guidance with the conclusion that NW Natural was the owner of the asset during construction for accounting purposes. Under the new lease standard, ASC 842, NW Natural is no longer considered the owner of the asset during construction for accounting purposes. As such, in January 2019 we derecognized the build-to-suit asset and liability balances of $26.0 million as of December 31, 2018 that were previously recorded within property, plant and equipment and other non-current liabilities in the consolidated balance sheet.

Upon adoption on January 1, 2019, NW Holdings recorded an operating lease right of use asset and an associated operating lease liability of approximately $7.3 million, of which $7.0 million was recorded at NW Natural. Lease liabilities are measured using NW Natural's incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. See Note 7.

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

CREDIT LOSSES. On June 16, 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which applies to financial assets subject to credit losses and measured at amortized cost. The new standard will require financial assets measured at amortized cost to be presented at the net amount expected to be collected and the allowance for credit losses is to be recorded as a valuation account that is deducted from the amortized cost basis. The amendments in this update are effective beginning January 1, 2020. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently assessing the effect of this standard, and subsequent standard updates which clarify ASU 2016-13, on our financial statements and disclosures.
3. EARNINGS PER SHARE

Basic earnings per share are computed using NW Holdings' net income and the weighted average number of common shares outstanding for each period presented. Diluted earnings per share are computed in the same manner, except using the weighted average number of common shares outstanding plus the effects of the assumed exercise of stock options and the payment of estimated stock awards from other stock-based compensation plans that are outstanding at the end of each period presented. Anti-dilutive stock awards are excluded from the calculation of diluted earnings per common share.

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2019	2018	2019	2018
Net Income (loss) from continuing operations	$2,051	$(339)	$45,469	$41,672
Loss from discontinued operations, net of tax	(956)	(659)	(1,173)	(1,133)
Net income (loss)	$1,095	$(998)	$44,296	$40,539
Average common shares outstanding - basic	29,337	28,791	29,123	28,772
Additional shares for stock-based compensation plans (See Note 8)	57	—	63	53
Average common shares outstanding - diluted	29,394	28,791	29,186	28,825
Earnings (loss) from continuing operations per share of common stock:
Basic	$0.07	$(0.01)	$1.56	$1.45
Diluted	$0.07	$(0.01)	$1.56	$1.45
Loss from discontinued operations per share of common stock:
Basic	$(0.03)	$(0.02)	$(0.04)	$(0.04)
Diluted	$(0.03)	$(0.02)	$(0.04)	$(0.04)
Earnings (loss) per share of common stock:
Basic	$0.04	$(0.03)	$1.52	$1.41
Diluted	$0.04	$(0.03)	$1.52	$1.41
Additional information:
Anti-dilutive shares	1	53	2	10

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

NW Holdings
NW Holdings' activities in Other include all remaining activities not associated with NW Natural, specifically: NWN Water, which consolidates the water and wastewater operations and is pursuing other investments in the water sector through itself and wholly-owned subsidiaries; NWN Gas Storage, a wholly-owned subsidiary of NWN Energy; NWN Energy's equity investment in TWH, which is pursuing development of a cross-Cascades transmission pipeline project (TWP); and other pipeline assets in NNG Financial. For more information on TWP, see Note 14. Other also includes corporate revenues and expenses that cannot be allocated to other operations.

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

	Three Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2019
Operating revenues	$117,984	$4,258	$122,242	$1,201	$123,443
Depreciation and amortization	21,992	251	22,243	144	22,387
Income (loss) from operations	14,657	2,583	17,240	(1,142)	16,098
Net income (loss) from continuing operations	1,212	1,842	3,054	(1,003)	2,051
Capital expenditures	41,912	105	42,017	366	42,383
2018
Operating revenues	$118,515	$6,048	$124,563	$4	$124,567
Depreciation and amortization	20,766	324	21,090	57	21,147
Income (loss) from operations	4,545	3,860	8,405	(136)	8,269
Net income (loss) from continuing operations	(2,970)	2,699	(271)	(68)	(339)
Capital expenditures	43,801	1,240	45,041	—	45,041

	Six Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2019
Operating revenues	$397,025	$10,063	$407,088	$1,703	$408,791
Depreciation and amortization	43,241	506	43,747	212	43,959
Income (loss) from operations	87,555	6,329	93,884	(1,741)	92,143
Net income (loss) from continuing operations	42,418	4,531	46,949	(1,480)	45,469
Capital expenditures	90,518	157	90,675	472	91,147
Total assets at June 30, 2019(1)	3,089,944	48,749	3,138,693	85,437	3,224,130
2018
Operating revenues	$376,448	$11,750	$388,198	$4	$388,202
Depreciation and amortization	41,309	649	41,958	64	42,022
Income from operations	69,301	6,842	76,143	(123)	76,020
Net income (loss) from continuing operations	36,913	4,830	41,743	(71)	41,672
Capital expenditures	100,695	1,675	102,370	—	102,370
Total assets at June 30, 2018(1)	2,907,936	51,993	2,959,929	14,088	2,974,017
Total assets at December 31, 2018(1)	3,141,969	50,767	3,192,736	36,657	3,229,393

(1)
Total assets for NW Holdings exclude assets related to discontinued operations of $14.0 million, $12.7 million, and $13.3 million as of June 30, 2019, June 30, 2018, and December 31, 2018, respectively. Total assets for NW Natural exclude assets related to discontinued operations of $30.9 million as of June 30, 2018.

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

The following table presents additional segment information concerning NGD margin:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
NGD margin calculation:
NGD distribution revenues	$115,792	$118,435	$394,775	$376,341
Other regulated services	2,192	80	2,250	107
Total NGD operating revenues	117,984	118,515	397,025	376,448
Less: NGD cost of gas	35,163	42,107	140,676	150,271
Environmental remediation	(2,656)	1,882	6,291	6,506
Revenue taxes	4,496	4,780	16,422	17,209
NGD margin	$80,981	$69,746	$233,636	$202,462

5. COMMON STOCK

During June 2019, NW Holdings completed an equity issuance consisting of an offering of 1,250,000 shares of its common stock along with a 30-day option for the underwriters to purchase an additional 187,500 shares. The offering closed on June 7, 2019 and resulted in a total issuance of 1,437,500 shares as both the initial offering and the underwriter option were fully executed. All shares were issued on June 7, 2019 at an offering price of $67.00 per share. The issuance resulted in proceeds to NW Holdings, net of $0.4 million in estimated expenses, of $92.8 million. The issuance was executed to raise funds for general corporate purposes, including for NW Holdings’ subsidiaries, that are reflected as equity transfers on occurrence. During the period, contributions received by NW Natural were also used, in part, to repay short-term indebtedness.

6. REVENUE

The following tables present disaggregated revenue from continuing operations:

	Three Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2019
Natural gas sales	$112,015	$—	$112,015	$—	$112,015
Gas storage revenue, net	—	2,740	2,740	—	2,740
Asset management revenue, net	—	460	460	—	460
Appliance retail center revenue	—	1,058	1,058	—	1,058
Other revenue	104	—	104	1,201	1,305
Revenue from contracts with customers	112,119	4,258	116,377	1,201	117,578

Alternative revenue	3,733	—	3,733	—	3,733
Leasing revenue	2,132	—	2,132	—	2,132
Total operating revenues	$117,984	$4,258	$122,242	$1,201	$123,443

2018
Natural gas sales	$114,726	$—	$114,726	$—	$114,726
Gas storage revenue, net	—	2,737	2,737	—	2,737
Asset management revenue, net	—	2,140	2,140	—	2,140
Appliance retail center revenue	—	1,171	1,171	—	1,171
Other revenue	—	—	—	4	4
Revenue from contracts with customers	114,726	6,048	120,774	4	120,778

Alternative revenue	3,663	—	3,663	—	3,663
Leasing revenue	126	—	126	—	126
Total operating revenues	$118,515	$6,048	$124,563	$4	$124,567

	Six Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2019
Natural gas sales	$408,201	$—	$408,201	$—	$408,201
Gas storage revenue, net	—	5,523	5,523	—	5,523
Asset management revenue, net	—	1,966	1,966	—	1,966
Appliance retail center revenue	—	2,574	2,574	—	2,574
Other revenue	104	—	104	1,703	1,807
Revenue from contracts with customers	408,305	10,063	418,368	1,703	420,071

Alternative revenue	(13,520)	—	(13,520)	—	(13,520)
Leasing revenue	2,240	—	2,240	—	2,240
Total operating revenues	$397,025	$10,063	$407,088	$1,703	$408,791

2018
Natural gas sales	$372,954	$—	$372,954	$—	$372,954
Gas storage revenue, net	—	5,314	5,314	—	5,314
Asset management revenue, net	—	3,719	3,719	—	3,719
Appliance retail center revenue	—	2,717	2,717	—	2,717
Other revenue	—	—	—	4	4
Revenue from contracts with customers	372,954	11,750	384,704	4	384,708

Alternative revenue	3,291	—	3,291	—	3,291
Leasing revenue	203	—	203	—	203
Total operating revenues	$376,448	$11,750	$388,198	$4	$388,202

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

We applied the significant financing practical expedient and have not adjusted the consideration NW Natural expects to receive from NGD customers for the effects of a significant financing component as all payment arrangements are settled annually. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations as of June 30, 2019.

Alternative revenue. Weather normalization (WARM) and decoupling mechanisms are considered to be alternative revenue programs. Alternative revenue programs are considered to be contracts between NW Natural and its regulator and are excluded from revenue from contracts with customers.

Leasing revenue. Leasing revenue primarily consists of revenues from NW Natural's North Mist Storage contract with Portland General Electric (PGE) in support of PGE's gas-fired electric power generation facilities under an initial 30-year contract with options to extend, totaling up to an additional 50 years upon mutual agreement of the parties. The facility is accounted for as a sales-type lease with regulatory accounting deferral treatment. The investment is included in rate base under an established cost-of-service tariff schedule, with revenues recognized according to the tariff schedule and as such, profit upon commencement was deferred and will be amortized over the lease term. Leasing revenue also contains rental revenue from small leases of property owned by NW Natural to third parties. The majority of these transactions are accounted for as operating leases and the revenue is recognized over the term of the lease agreement. Lease revenue is excluded from revenue from contracts with customers. See Note 7.

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

As of June 30, 2019, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $58.4 million. Of this amount, approximately $7.4 million will be recognized during the remainder of 2019, $13.7 million in 2020, $12.8 million in 2021, $9.1 million in 2022, $7.8 million in 2023 and $7.5 million thereafter. The amounts presented here are calculated using current contracted rates.

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

NW Holdings Other
NW Holdings' primary source of other revenue is providing water and wastewater services to customers. Water distribution revenue is generally recognized over time upon delivery of the water commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the Oregon, Washington and Idaho tariffs. Customer accounts are to be paid in full each month, and there is no right of return or warranty for services provided.

We applied the significant financing practical expedient and have not adjusted the consideration we expect to receive from water distribution customers for the effects of a significant financing component as all payment arrangements are settled annually. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations as of June 30, 2019.
7. LEASES

Lease Revenue
Leasing revenue primarily consists of NW Natural's North Mist natural gas storage agreement with Portland General Electric (PGE) which is billed under an OPUC-approved rate schedule and includes an initial 30-year term with options to extend, totaling up to an additional 50 years upon mutual agreement of the parties. Under U.S. GAAP, this agreement is classified as a sales-type lease and qualifies for regulatory accounting deferral treatment. The investment in the storage facility is included in rate base under a separately established cost-of-service tariff, with revenues recognized according to the tariff schedule. As such, the selling profit that was calculated upon commencement as part of the sale-type lease recognition was deferred and will be amortized over the lease term. Billing rates under the cost-of-service tariff will be updated annually to reflect current information including depreciable asset levels, forecasted operating expenses, and the results of regulatory proceedings, as applicable, and revenue received under this agreement is recognized as operating revenue on the consolidated statements of comprehensive income. There are no variable payments or residual value guarantees. The lease does not contain an option to purchase the underlying assets.

NW Natural also maintains a sales-type lease for specialized compressor facilities to provide high pressure compressed natural gas (CNG) services. Lease payments are outlined in an OPUC-approved rate schedule over a 10-year term. There are no variable payments or residual value guarantees. The selling profit computed upon lease commencement was not significant.

Our lessor portfolio also contains small leases of property owned by NW Natural to third parties. These transactions are accounted for as operating leases and the revenue is recognized over the term of the lease agreement.

The components of lease revenue at NW Natural were as follows:

In thousands	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease revenue
Operating leases	$47	$95
Sales-type leases	2,085	2,145
Total lease revenue	$2,132	$2,240

Total future minimum lease payments to be received under non-cancelable leases at NW Natural at June 30, 2019 are as follows:

In thousands	Operating	Sales-Type	Total
Remainder of 2019	$58	$9,708	$9,766
2020	61	18,228	18,289
2021	49	17,518	17,567
2022	45	17,026	17,071
2023	45	16,557	16,602
Thereafter	138	280,607	280,745
Total lease revenue	$396	$359,644	$360,040
Less: imputed interest		208,877
Total leases receivable		$150,767

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets at June 30, 2019 was $3.8 million and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

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

The components of lease expense, a portion of which is capitalized, were as follows:

	Three months ended June 30, 2019
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$1,155	$46	$1,201
Short-term lease expense	331	—	331

	Six months ended June 30, 2019
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$2,297	$92	$2,389
Short-term lease expense	491	—	491

Supplemental balance sheet information related to operating leases as of June 30, 2019 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use asset	$4,797	$216	$5,013

Operating lease liabilities - current liabilities	$4,141	$130	$4,271
Operating lease liabilities - non-current liabilities	634	87	721
Total operating lease liabilities	$4,775	$217	$4,992

As of June 30, 2019, the weighted average remaining lease term for the operating leases is 1.06 years for NW Natural. The weighted average discount rate used in the valuation of the operating lease right of use assets over the remaining lease term is 3.82% for NW Natural.

Maturities of operating lease liabilities at June 30, 2019 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2019	$2,298	$93	$2,391
2020	1,980	102	2,082
2021	101	28	129
2022	93	—	93
2023	71	—	71
Thereafter	497	—	497
Total lease payments	5,040	223	5,263
Less: imputed interest	265	6	271
Total lease obligations	4,775	217	4,992
Less: current obligations	4,141	130	4,271
Long-term lease obligations	$634	$87	$721

Significant Lease Not Yet Commenced
In October 2017, NW Natural entered into a 20-year operating lease agreement for a new headquarters in Portland, Oregon in anticipation of the expiration of the current headquarters lease in 2020. The lease is expected to commence when construction of the asset is completed in early 2020. Total estimated base rent payments over the life of the lease are approximately $160 million. There is an option to extend the term of the lease for two additional periods of seven years.

Cash Flow Information
Supplemental cash flow information related to leases was as follows:

	Three months ended June 30, 2019
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,115	$44	$1,159

	Six months ended June 30, 2019
	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,206	$87	$2,293
Right of use assets obtained in exchange for lease obligations
Operating leases	$6,987	$304	$7,291

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use asset for finance leases was $0.3 million at June 30, 2019.

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

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees and officers. These compensation plans include a Long Term Incentive Plan (LTIP), an Employee Stock Purchase Plan (ESPP), and a Restated Stock Option Plan. For additional information on stock-based compensation plans, see Note 7 in the 2018 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the six months ended June 30, 2019, no performance-based shares were granted under the LTIP for accounting purposes. In February 2019 and 2018, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2021 and 2020, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of June 30, 2019, and therefore, no expense was recognized for the 2019 and 2018 awards. NW Holdings will calculate the grant date fair value and NW Natural and other subsidiaries will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2019 and 2018 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2019 and 2018 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of the Russell 2500 Utilities Index over the performance period of three years for each respective award. If the targets were achieved for the 2019 and 2018 awards, NW Holdings would grant 36,250 and 32,497 shares in the first quarters of 2021 and 2020, respectively.

As of June 30, 2019, there was $0.6 million of unrecognized compensation cost associated with the 2017 LTIP grants, which is expected to be recognized through 2019.

Restricted Stock Units
During the six months ended June 30, 2019, 33,804 RSUs were granted under the LTIP with a weighted-average grant date fair value of $64.93 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. Generally, an RSU obligates NW Holdings, upon vesting, to issue the RSU holder one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU. The fair value of an RSU is equal to the closing market price of common stock on the grant date. As of June 30, 2019, there was $4.0 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized by NW Natural and other subsidiaries over a period extending through 2023.
9. DEBT

Short-Term Debt
At June 30, 2019, NW Holdings had short-term debt outstanding of $20.1 million and NW Natural had no commercial paper outstanding. The carrying cost of commercial paper approximates fair value using Level 2 inputs. See Note 2 in the 2018 Form 10-K for a description of the fair value hierarchy.

Long-Term Debt
At June 30, 2019, NW Holdings and NW Natural had long-term debt outstanding of $910.4 million and $873.3 million, respectively, which included $6.4 million of unamortized debt issuance costs at NW Natural. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2019 through 2049, interest rates ranging from 2.822% to 9.050%, and a weighted average interest rate of 4.786%.

In June 2019, NW Natural issued $90.0 million of FMBs with an interest rate of 3.869%, due in 2049 and $50.0 million of FMBs with an interest rate of 3.141%, due in 2029.

In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a new two-year term loan agreement for $35.0 million, due in 2021. The loan carries an interest rate based upon the three-month LIBOR rate, which at June 30, 2019 was 2.86%. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2019, with a consolidated indebtedness to total capitalization ratio of 51.5%.

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

The following table provides an estimate of the fair value of NW Holdings' long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	NW Holdings
	June 30,		December 31,
In thousands	2019	2018	2018
Gross long-term debt	$916,832	$764,700	$741,813
Unamortized debt issuance costs	(6,435)	(6,020)	(5,577)
Carrying amount	$910,397	$758,680	$736,236
Estimated fair value(1)	$970,205	$792,623	$762,335
(1) Estimated fair value does not include unamortized debt issuance costs.

The following table provides an estimate of the fair value of NW Natural's long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	NW Natural
	June 30,		December 31,
In thousands	2019	2018	2018
Gross long-term debt	$879,700	$764,700	$739,700
Unamortized debt issuance costs	(6,394)	(6,020)	(5,577)
Carrying amount	$873,306	$758,680	$734,123
Estimated fair value(1)	$933,167	$792,623	$760,222

(1) Estimated fair value does not include unamortized debt issuance costs.
10. PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

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

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1,516	$1,807	$67	$79	$3,033	$3,614	$135	$159
Interest cost	4,661	4,183	283	241	9,323	8,366	564	482
Expected return on plan assets	(5,207)	(5,150)	—	—	(10,414)	(10,301)	—	—
Amortization of prior service costs	2	10	(117)	(117)	4	21	(234)	(234)
Amortization of net actuarial loss	3,603	4,524	96	112	7,206	9,047	193	222
Net periodic benefit cost	4,575	5,374	329	315	9,152	10,747	658	629
Amount allocated to construction	(596)	(685)	(23)	(28)	(1,182)	(1,367)	(47)	(55)
Amount deferred to regulatory balancing account	—	(2,747)	—	—	—	(5,503)	—	—
Net periodic benefit cost charged to expense	3,979	1,942	306	287	7,970	3,877	611	574
Regulatory pension disallowance	—	—	—	—	10,500	—	—	—
Amortization of regulatory balancing account	1,281	—	—	—	13,792	—	—	—
Net amount charged to expense	$5,260	$1,942	$306	$287	$32,262	$3,877	$611	$574

The service cost component of net periodic benefit costs is reduced by amounts capitalized to NGD plant based on an approximately 25% to 35% payroll overhead charge. In addition, a certain amount of net periodic benefit costs were recorded to the regulatory balancing account, representing net periodic pension expense for the qualified plan above the amount set in rates, as approved by the OPUC, from 2011 through October 31, 2018.

In March 2019, the OPUC issued an order concluding the NW Natural 2018 Oregon rate case. The Order allowed for the application of certain deferred revenues and tax benefits from the TCJA to reduce NW Natural's pension regulatory balancing account. A corresponding total of $12.5 million in pension expenses were recognized in operating and maintenance expense and other income (expense), net in the consolidated statements of comprehensive income in the first quarter of 2019, with offsetting benefits recorded within operating revenues and income taxes. The Order also directed NW Natural to reduce the balancing account by an additional $10.5 million, which was also charged to operating and maintenance expense and other income (expense), net in the consolidated statements of comprehensive income. Amortization of the remaining amount of the balancing account began in the second quarter of 2019 in accordance with the Order.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Beginning balance	$(8,439)	$(8,284)	$(7,188)	$(8,438)
Amounts reclassified from AOCL:
Amortization of actuarial losses	156	209	312	418
Reclassification of stranded tax effects(1)	—	—	(1,366)	—
Total reclassifications before tax	156	209	(1,054)	418
Tax (benefit) expense	(41)	(56)	(82)	(111)
Total reclassifications for the period	115	153	(1,136)	307
Ending balance	$(8,324)	$(8,131)	$(8,324)	$(8,131)

(1)
Reclassification of $1.4 million of income tax effects resulting from the TCJA from accumulated other comprehensive loss to retained earnings was made pursuant to the adoption of ASU 2018-02. See Note 2.

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the six months ended June 30, 2019, NW Natural made cash contributions totaling $4.7 million to qualified defined benefit pension plans. NW Natural expects further plan contributions of $6.3 million during the remainder of 2019.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). Employer contributions totaled $3.8 million and $3.5 million for the six months ended June 30, 2019 and 2018, respectively.

See Note 9 in the 2018 Form 10-K for more information concerning these retirement and other postretirement benefit plans.
11. INCOME TAX

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

The effective income tax rate varied from the combined federal and state statutory tax rates due to the following:

	Three Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2019	2018	2019	2018
Income taxes at statutory rates (federal and state)	$694	$(135)	$1,055	$(107)
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(37)	(14)	(37)	(14)
Other, net	(32)	(7)	(33)	(7)
Total provision for income taxes on continuing operations	$625	$(156)	$985	$(128)
Effective tax rate for continuing operations	23.4%	31.5%	24.4%	32.1%

	Six Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2019	2018	2019	2018
Income taxes at statutory rates (federal and state)	$15,007	$15,233	$15,540	$15,264
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(5,297)	835	(5,297)	835
Other, net	(410)	(592)	(410)	(592)
Total provision for income taxes on continuing operations	$9,300	$15,476	$9,833	$15,507
Effective tax rate for continuing operations	17.0%	27.1%	17.3%	27.1%

The NW Holdings and NW Natural effective income tax rate for the three and six months ended June 30, 2019 compared to the same periods in 2018 changed primarily as a result of regulatory amortization of deferred TCJA benefits as approved in the March 2019 OPUC order. See "U.S. Federal TCJA Matters" below and Note 10 in the 2018 Form 10-K for more detail on income taxes and effective tax rates.

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

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations:

	June 30,		December 31,
In thousands	2019	2018	2018
NW Natural:
NGD plant in service	$3,193,121	$3,035,089	$3,134,122
NGD work in progress	75,045	192,496	204,978
Less: Accumulated depreciation	997,111	966,766	974,252
NGD plant, net	2,271,055	2,260,819	2,364,848
Other plant in service	63,385	65,548	66,009
Other construction work in progress	5,454	5,347	5,330
Less: Accumulated depreciation	18,650	18,024	18,603
Other plant, net (1)	50,189	52,871	52,736
Total property, plant, and equipment	$2,321,244	$2,313,690	$2,417,584

Other (NW Holdings):
Other plant in service	$18,806	$376	$4,051
Less: Accumulated depreciation	424	208	263
Other plant, net (1)	$18,382	$168	$3,788

NW Holdings:
Total property, plant, and equipment	$2,339,626	$2,313,858	$2,421,372

NW Natural and NW Holdings:
Capital expenditures in accrued liabilities	$32,923	$22,112	$23,676

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

In October 2017, NW Natural entered into a 20-year operating lease agreement expected to commence in 2020 for its new headquarters location in Portland, Oregon. Under the new lease standard, NW Natural is no longer considered the accounting owner of the asset during construction. As such, the build to suit asset and liability balances at December 31, 2018 of $26.0 million were derecognized in January 2019. The previous build to suit balances were recorded under ASC 840 within property, plant and equipment and other non-current liabilities in the consolidated balance sheet. See Note 16 in the 2018 Form 10-K.

In May 2019, NW Natural placed its North Mist gas storage expansion project into service and commenced storage services to the facility's single customer, Portland General Electric (PGE). Under U.S. GAAP, this agreement is classified as a sales-type lease and qualifies for regulatory accounting deferral treatment. Accordingly, the project was de-recognized from property, plant and equipment upon lease commencement and the investment balance is presented net of the current portion of scheduled billings within assets under sales-type leases on the consolidated balance sheets. A total of $146.0 million was de-recognized from plant on the lease commencement date. See Note 7 for information regarding leases, including North Mist.

13. GAS RESERVES

NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of June 30, 2019. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities in the consolidated balance sheets. The investment in gas reserves provides long-term price protection for NGD customers through the original agreement with Encana Oil & Gas (USA) Inc. under which NW Natural invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

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

The following table outlines NW Natural's net gas reserves investment:

	June 30,		December 31,
In thousands	2019	2018	2018
Gas reserves, current	$17,206	$16,579	$16,647
Gas reserves, non-current	170,101	170,958	170,660
Less: Accumulated amortization	113,930	95,596	104,463
Total gas reserves(1)	73,377	91,941	82,844
Less: Deferred taxes on gas reserves	26,995	20,381	20,071
Net investment in gas reserves	$46,382	$71,560	$62,773

(1)	The net investment in additional wells included in total gas reserves was $4.3 million, $5.5 million and $4.8 million at June 30, 2019 and 2018 and December 31, 2018, respectively.

NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under gas reserves with the maximum loss exposure limited to the investment balance.
14. INVESTMENTS

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

Variable Interest Entity (VIE) Analysis
TWH is a VIE, with NW Holdings' investment in TWP reported under equity method accounting. It has been determined that NW Holdings is not the primary beneficiary of TWH’s activities as it only has a 50% share of the entity, and there are no stipulations that allow NW Holdings a disproportionate influence over it. Investments in TWH and TWP are included in other investments in NW Holdings' balance sheet. If this investment is not developed, then the maximum loss exposure related to TWH is limited to NW Holdings' equity investment balance, less its share of any cash or other assets available to NW Holdings as a 50% owner. The investment balance in TWH was $13.4 million at June 30, 2019 and 2018 and December 31, 2018. See Note 13 in the 2018 Form 10-K.

Other Investments
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2018 Form 10-K.
15. BUSINESS COMBINATIONS

2019 Business Combinations
Sunriver
On May 31, 2019, NWN Water of Oregon, a wholly-owned indirect subsidiary of NW Holdings, completed the acquisition of Sunriver Water, LLC and Sunriver Environmental, LLC (collectively referred to as Sunriver), a privately-owned water utility and wastewater treatment company located in Sunriver, Oregon that serves approximately 9,400 connections. The acquisition-date fair value of the total consideration transferred was approximately $55.2 million in cash consideration, subject to closing adjustments. The transaction aligns with NW Holdings' water sector strategy as the Company continues to expand its water utility service territory in the Pacific Northwest and begins to pursue wastewater investment opportunities.

The Sunriver acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination was made using existing market and regulatory conditions as well as standard valuation approaches in order to allocate value as determined by an independent third party assessor for certain assets, with the remaining difference from the consideration transferred being recorded as goodwill. This allocation is considered preliminary as of June 30, 2019, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate Sunriver. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, working capital adjustments, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period. The acquisition costs were expensed as incurred.

Preliminary goodwill of $40.2 million was recognized from this acquisition. The goodwill recognized is attributable to Sunriver's regulated water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were acquired. The total amount of goodwill that is expected to be deductible for income tax purposes is approximately $50.7 million.

The preliminary purchase price for the acquisition has been allocated to the assets acquired as of the acquisition date and is as follows:

In thousands	May 31, 2019
Current assets	$211
Property, plant and equipment	14,009
Goodwill	40,153
Deferred tax assets	828
Total assets acquired	$55,201

The amount of Sunriver revenues included in NW Holdings' consolidated statements of comprehensive income is $0.6 million for the three and six months ended June 30, 2019. Earnings from Sunriver activities for the three and six months ended June 30, 2019 were not material to the results of NW Holdings.

Other Acquisitions
During 2019, NWN Water completed one additional acquisition qualifying as a business combination. The aggregate fair value of the preliminary consideration transferred for this acquisition was approximately $0.7 million. This business combination was not significant to NW Holdings' results of operations.

2018 Business Combinations
Falls Water
On September 13, 2018, NWN Water, then a wholly-owned subsidiary of NW Natural and now a wholly-owned subsidiary of NW Holdings, completed the acquisition of Falls Water Co., Inc. (Falls Water), a privately-owned water utility in the Pacific Northwest for preliminary non-cash consideration of $8.5 million, subject to closing adjustments, in the form of 125,000 shares of NW Natural common stock, which were converted to NW Holdings common stock in our October 1, 2018 reorganization. Falls Water became a wholly-owned subsidiary of NWN Water and marked its first acquisition in the water utility sector. This acquisition aligns with NW Holdings' water sector strategy as the acquisition provides NWN Water entry into Idaho, expands service area, and opens further opportunity for growth. Falls Water is based in Idaho Falls, Idaho and served approximately 5,300 connections at the time of acquisition.

Through the purchase of all of the outstanding shares of Falls Water, NWN Water acquired the net assets and 100% control of Falls Water. We determined that the Falls Water acquisition met the criteria of a business combination, and as such performed a preliminary allocation of the consideration to the acquired assets and assumed liabilities based on their fair value as of the acquisition date, the majority of which was allocated to goodwill. The allocation is considered preliminary, and is primarily associated with tax positions and goodwill. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within a one-year measurement period. The acquisition costs were insignificant and were expensed as incurred. The results of Falls Water are not material to the consolidated financial results of NW Holdings.

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

Goodwill
NW Holdings allocates goodwill to reporting units based on the expected benefit from the business combination. We perform an annual impairment assessment of goodwill at the reporting unit level, or more frequently if events and circumstances indicate that goodwill might be impaired. An impairment loss is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.

As a result of all acquisitions completed in 2018 and 2019, total goodwill was $49.4 million as of June 30, 2019 and $9.0 million as of December 31, 2018. The increase in the goodwill balance was due to additions associated with our acquisitions in the water sector. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
16. DERIVATIVE INSTRUMENTS

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	June 30,		December 31,
In thousands	2019	2018	2018
Natural gas (in therms):
Financial	466,280	473,900	408,850
Physical	564,500	724,450	472,275
Foreign exchange	$7,552	$7,804	$6,936

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments, which also represents all derivative instruments at NW Holdings:

	Three Months Ended June 30,
	2019		2018
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(5,143)	$246	$2,658	$(56)
Operating revenues (expense)	(4,333)	—	391	—
Amounts deferred to regulatory accounts on balance sheet	8,847	(246)	(2,915)	56
Total gain (loss) in pre-tax earnings	$(629)	$—	$134	$—

	Six Months Ended June 30,
	2019		2018
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$1,864	$157	$(3,089)	$(210)
Operating revenues (expense)	(1,966)	—	164	—
Amounts deferred to regulatory accounts on balance sheet	(182)	(157)	2,980	210
Total gain (loss) in pre-tax earnings	$(284)	$—	$55	$—

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

REALIZED GAIN/LOSS. NW Natural realized net losses of $0.9 million and net gains of $10.4 million for the three and six months ended June 30, 2019, from the settlement of natural gas financial derivative contracts. Whereas, net losses of $4.7 million and $13.7 million were realized for the three and six months ended June 30, 2018. Realized gains and losses offset the higher or lower cost of gas purchased resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of June 30, 2019 or 2018. NW Natural attempts to minimize the potential exposure to collateral calls by counterparties to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against loss positions. Given NW Natural's counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2019 or 2018. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

Based upon current commodity financial swap and option contracts outstanding, which reflect unrealized losses of $4.6 million at June 30, 2019, we have estimated the level of collateral demands, with and without potential adequate assurance calls, using current gas prices and various credit downgrade rating scenarios for NW Natural as follows:

		Credit Rating Downgrade Scenarios
In thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Speculative
With Adequate Assurance Calls	$—	$—	$—	$(840)	$(2,179)
Without Adequate Assurance Calls	—	—	—	(840)	(1,910)

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

If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $1.6 million and a liability of $5.5 million as of June 30, 2019, an asset of $2.5 million and a liability of $15.0 million as of June 30, 2018, and an asset of $3.6 million and a liability of $9.3 million as of December 31, 2018.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps to hedge the risk of price increases for natural gas purchases made on behalf of customers. See Note 15 in the 2018 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at June 30, 2019. Using significant other observable or Level 2 inputs, the net fair value was a liability of $3.9 million, a liability of $12.5 million, and a liability of $5.7 million as of June 30, 2019 and 2018, and December 31, 2018, respectively. No Level 3 inputs were used in our derivative valuations, and there were no transfers between Level 1 or Level 2 during the six months ended June 30, 2019 and 2018. See Note 2 in the 2018 Form 10-K.
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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	June 30,		December 31,	June 30,		December 31,
In thousands	2019	2018	2018	2019	2018	2018
Portland Harbor site:
Gasco/Siltronic Sediments	$4,403	$2,174	$5,117	$44,374	$45,330	$44,351
Other Portland Harbor	2,150	1,444	2,600	5,645	3,871	6,273
Gasco/Siltronic Upland site	9,964	9,947	13,983	42,672	45,578	44,830
Central Service Center site	10	25	10	—	—	—
Front Street site	1,051	906	11,402	10,150	10,683	3
Oregon Steel Mills	—	—	—	179	179	179
Total	$17,578	$14,496	$33,112	$103,020	$105,641	$95,636

PORTLAND HARBOR SITE. The Portland Harbor is an EPA listed Superfund site that is approximately 10 miles long on the Willamette River and is adjacent to NW Natural's Gasco uplands site. NW Natural is one of over one hundred PRPs, each jointly and severally liable, to the Superfund site. In January 2017, the EPA issued its Record of Decision, which selects the remedy for the cleanup of the Portland Harbor site (Portland Harbor ROD). The Portland Harbor ROD estimates the present value total cost at approximately $1.05 billion with an accuracy between -30% and +50% of actual costs. NW Natural is actively pursuing clarification and flexibility under the Portland Harbor ROD in order to better understand its obligations.

NW Natural's potential liability is a portion of the costs of the remedy for the entire Portland Harbor Superfund site. The cost of that remedy is expected to be allocated among more than 100 PRPs. NW Natural is participating in a non-binding allocation process with the other PRPs in an effort to resolve its potential liability. The Portland Harbor ROD does not provide any additional clarification around allocation of costs among PRPs and, as a result of issuance of the Portland Harbor ROD, NW Natural has not modified any of the recorded liabilities at this time.

NW Natural manages the liability related to the Superfund site as two distinct remediation projects: the Gasco/Siltronic Sediments and Other Portland Harbor projects.

Gasco/Siltronic Sediments. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $48.8 million to $350 million. NW Natural has recorded a liability of $48.8 million for the sediment cleanup, which reflects the low end of the range. At this time, NW Natural believes sediments at this site represent the largest portion of its liability related to the Portland Harbor site discussed above.

Other Portland Harbor. While we believe liabilities associated with the Gasco/Siltronic sediments site represent NW Natural's largest exposure, there are other potential exposures associated with the Portland Harbor ROD, including NRD costs and harborwide remedial design and cleanup costs (including downstream petroleum contamination), for which allocations among the PRPs have not yet been determined.

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

GASCO UPLANDS SITE. A predecessor of NW Natural, Portland Gas and Coke Company, owned a former gas manufacturing plant that was closed in 1958 (Gasco site) and is adjacent to the Portland Harbor site described above. The Gasco site has been under investigation by NW Natural for environmental contamination under the ODEQ Voluntary Cleanup Program (VCP). It is not included in the range of remedial costs for the Portland Harbor site noted above. The Gasco site is managed in two parts, the uplands portion and the groundwater source control action.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. NW Natural revised the liability in the second quarter of 2017 to incorporate the estimated undiscounted cost of approximately $10.5 million for the selected remedy. Further, NW Natural has recognized an additional liability of $0.7 million for additional studies and design costs as well as regulatory oversight throughout the cleanup. NW Natural plans to complete the remedial design in 2019 and currently expects to construct the remedy in 2020.

Oregon Steel Mills site. Refer to "Legal Proceedings" below.

Site Remediation and Recovery Mechanism (SRRM)
NW Natural has an SRRM through which it tracks and has the ability to recover past deferred and future prudently incurred environmental remediation costs allocable to Oregon, subject to an earnings test, for those sites identified therein. See Note 17 in the 2018 Form 10-K for a description of the SRRM collection process.

The following table presents information regarding the total regulatory asset deferred:

	June 30,		December 31,
In thousands	2019	2018	2018
Deferred costs and interest (1)	$43,222	$46,862	$41,883
Accrued site liabilities (2)	120,226	119,712	128,369
Insurance proceeds and interest	(90,119)	(95,824)	(88,502)
Total regulatory asset deferral(1)	$73,329	$70,750	$81,750
Current regulatory assets(3)	5,089	5,594	5,601
Long-term regulatory assets(3)	68,240	65,156	76,149

(1)	Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.

(2)
Excludes 3.32% of the Front Street site liability, or $0.4 million in 2019 and $0.4 million in 2018, as the OPUC only allows recovery of 96.68% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers.

(3)
Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, NW Natural earns a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. It also accrues a carrying charge on insurance proceeds for amounts owed to customers. In Washington, a carrying charge related to deferred amounts is expected to be determined in the current general rate case. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5.0 million tariff rider. The amounts allocable to Oregon are recoverable through NGD rates, subject to an earnings test.

ENVIRONMENTAL EARNINGS TEST. To the extent NW Natural earns at or below its authorized Return on Equity (ROE) as defined by the SRRM, remediation expenses and interest in excess of the $5.0 million tariff rider and $5.0 million insurance proceeds are recoverable through the SRRM. To the extent that NW Natural earns more than its authorized ROE in a year, it is required to cover environmental expenses and interest on expenses greater than the $10.0 million with those earnings that exceed its authorized ROE. In the first quarter of 2019, NW Natural recorded a $4.4 million reserve for an anticipated adjustment for fiscal year 2019 as a result of expected earnings that would exceed the authorized ROE and expenses that would be subject to deferral through the SRRM. In the second quarter of 2019, compliance with certain remediation requirements delayed an environmental project to 2020 and accordingly the reserve was reversed for the change in amounts that would be subject to deferral through the SRRM.

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

The closing of the transaction is subject to approval by the CPUC and other customary closing conditions. In July 2018, Gill Ranch filed an application with the CPUC for approval of this transaction. On February 14, 2019, the active parties to the CPUC proceeding filed a settlement agreement with the CPUC. On July 23, 2019, one of the parties to the settlement agreement, the CPUC’s Office of Safety Advocates (OSA), filed a motion with the CPUC to withdraw from the settlement agreement and requested a new pre-hearing conference.  On July 29, 2019, Gill Ranch and the proposed purchaser filed motions with the CPUC to strike the OSA’s motion of withdrawal together with a request to supplement the evidentiary record with materials which the applicants believe demonstrate that the issues raised by the OSA are not relevant to the CPUC proceeding. We continue to strive to close this transaction by the end of 2019.

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

The following table presents the carrying amounts of the major components of Gill Ranch that are classified as discontinued operations assets and liabilities on the consolidated balance sheets:

	NW Holdings Discontinued Operations
	June 30,		December 31,
In thousands	2019	2018	2018
Assets:
Accounts receivable	$519	$497	$390
Inventories	756	646	685
Other current assets	183	413	333
Property, plant, and equipment	12,184	10,948	11,621
Less: Accumulated depreciation	6	6	7
Operating lease right of use asset	118	—	—
Other non-current assets	247	245	247
Total discontinued operations assets - current assets (1)	$14,001	$12,743	$13,269

Liabilities:
Accounts payable	$1,230	$572	$873
Other current liabilities	296	436	307
Operating lease liabilities	113	—	—
Other non-current liabilities	11,640	11,914	11,779
Total discontinued operations liabilities - current liabilities (1)	$13,279	$12,922	$12,959

(1)	The total assets and liabilities of Gill Ranch are classified as current as of June 30, 2019 and December 31, 2018 because it is probable that the sale will be completed within one year.
The following table presents the operating results of Gill Ranch, which was reported within the gas storage segment historically, and is presented net of tax on the consolidated statements of comprehensive income:

	NW Holdings Discontinued Operations
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2019	2018	2019	2018
Revenues	$1,748	$1,006	$3,469	$2,083
Expenses:
Operations and maintenance	2,651	1,554	4,264	2,590
General taxes	60	346	119	680
Depreciation and amortization	106	108	212	218
Other expenses and interest	229	(107)	466	134
Total expenses	3,046	1,901	5,061	3,622
Loss from discontinued operations before income taxes	(1,298)	(895)	(1,592)	(1,539)
Income tax benefit	(342)	(236)	(419)	(406)
Loss from discontinued operations, net of tax	$(956)	$(659)	$(1,173)	$(1,133)

Loss from discontinued operations per share of common stock:
Basic	$(0.03)	$(0.02)	$(0.04)	$(0.04)
Diluted	$(0.03)	$(0.02)	$(0.04)	$(0.04)

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

The following table presents the carrying amounts of the major components of NWN Energy, NWN Gas Storage, Gill Ranch, NNG Financial, NWN Water, and NW Holdings that are classified as discontinued operations assets and liabilities on NW Natural's consolidated balance sheets:

NW Natural Discontinued Operations
In thousands	June 30, 2018
Assets:
Cash	$433
Accounts receivable	498
Receivables from affiliates	3,814
Inventories	646
Other current assets	482
Property, plant, and equipment	11,323
Less: Accumulated depreciation	213
Other investments	13,673
Other non-current assets	254
Discontinued operations - current assets	5,873
Discontinued operations - non-current assets	25,037
Total discontinued operations assets	$30,910

Liabilities:
Accounts payable	$971
Taxes accrued	30
Payables to affiliates	265
Other current liabilities	1,436
Deferred tax liabilities	(15,022)
Other non-current liabilities	12,004
Discontinued operations - current liabilities	2,702
Discontinued operations - non-current liabilities	(3,018)
Total discontinued operations liabilities	$(316)

The following table presents the operating results prior to the holding company reorganization effective October 1, 2018 of NWN Energy, NWN Gas Storage, Gill Ranch, NNG Financial, NWN Water, and NW Holdings, which were historically reported within the gas storage segment and other, and is presented net of tax on NW Natural's consolidated statements of comprehensive income:

	NW Natural Discontinued Operations
	Three Months Ended June 30,	Six Months Ended June 30,
In thousands, except per share data	2018	2018
Revenues	$1,065	$2,198
Expenses:
Operations and maintenance	1,684	2,743
General taxes	356	703
Depreciation and amortization	165	282
Other expenses and interest	(150)	110
Total expenses	2,055	3,838
Loss from discontinued operations before income taxes	(990)	(1,640)
Income tax benefit	(263)	(436)
Loss from discontinued operations, net of tax	$(727)	$(1,204)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results from continuing operations for the three and six months ended June 30, 2019 and 2018 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three and six month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2018 Annual Report on Form 10-K, as applicable (2018 Form 10-K).

NW Holdings' direct and indirect wholly-owned subsidiaries include:

•	Northwest Natural Gas Company (NW Natural);

◦	Northwest Energy Corporation (Energy Corp);

▪	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NW Natural Energy, LLC (NWN Energy);

◦	NW Natural Gas Storage, LLC (NWN Gas Storage);

▪	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	NNG Financial Corporation (NNG Financial);

◦	KB Pipeline Company (KB);

•	NW Natural Water Company, LLC (NWN Water);

◦	Falls Water Co., Inc. (Falls Water);

◦	Salmon Valley Water Company;

◦	NW Natural Water of Oregon, LLC (NWN Water of Oregon);

▪	Sunstone Water, LLC;

▪	Sunstone Infrastructure, LLC;

▪	Sunriver Water, LLC;

▪	Sunriver Environmental, LLC;

◦	NW Natural Water of Washington, LLC (NWN Water of Washington);

▪	Cascadia Infrastructure, LLC;

◦	Cascadia Water, LLC (Cascadia);

◦	NW Natural Water of Idaho, LLC (NWN Water of Idaho);

▪	Gem State Water Company, LLC (Gem State); and

▪	Gem State Infrastructure, LLC.
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

EXECUTIVE SUMMARY

We manage our business and strategic initiatives with a long-term view of providing natural gas service safely and reliably to customers, working with regulators on key policy initiatives, and remaining focused on growing our business. See "2019 Outlook" in the 2018 Form 10-K for more information. Current operational highlights include:

•	NGD business added over 12,400 meters during the past twelve months for a growth rate of 1.7% at June 30, 2019;

•	invested $90.5 million in the NGD distribution system and facilities for growth, safety, and reliability;

•	placed our North Mist expansion project into service and began providing storage services; and

•	continued executing our water expansion strategy by completing our largest water and wastewater acquisitions to date.
Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended June 30,
	2019		2018		QTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income from continuing operations	$2,051	$0.07	$(339)	$(0.01)	$2,390
Loss from discontinued operations, net of tax	(956)	(0.03)	(659)	(0.02)	(297)
Consolidated net income	$1,095	$0.04	$(998)	$(0.03)	$2,093
NGD margin	$80,981		$69,746		$11,235
Key quarter-to-date financial highlights for NW Natural include:

	Three Months Ended June 30,
	2019	2018	QTD
In thousands, except per share data	Amount	Amount	Change
Net income from continuing operations	$3,054	$(271)	$3,325
Loss from discontinued operations, net of tax	—	(727)	727
Consolidated net income	$3,054	$(998)	$4,052
NGD margin	$80,981	$69,746	$11,235
THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Net income from continuing operations increased $2.4 million and $3.3 million at NW Holdings and NW Natural, respectively. The increase was primarily due to the following factors, all of which occurred at NW Natural:

•
a $11.2 million increase in NGD margin driven by a $5.0 million increase from new customer rates in Oregon from NW Natural's 2018 rate case, a $4.4 million increase due to the reversal of a first quarter 2019 estimated reserve for environmental cost sharing as compliance with certain remediation requirements delayed an environmental project to 2020, and the commencement of storage services at the North Mist expansion facility; partially offset by

•
a $4.7 million increase in pension costs within operations and maintenance expense and other income (expense), net, resulting from the Oregon rate case in which NW Natural was required to freeze its pension balancing account and begin collecting both the account and full pension expenses in rates; and interest expense from higher short-term debt balances; and

•
a $4.4 million decrease due to higher NGD income tax expense from NGD pretax income in the current period compared to a NGD pretax loss in the prior period, lower allowance for funds used during construction (AFUDC) interest income due to the placement of the North Mist expansion project into service, and increased NGD depreciation expense from plant additions.

Key year-to-date financial highlights for NW Holdings include:

	Six Months Ended June 30,
	2019		2018		YTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income from continuing operations	$45,469	$1.56	$41,672	$1.45	$3,797
Loss from discontinued operations, net of tax	(1,173)	(0.04)	(1,133)	(0.04)	(40)
Consolidated net income	$44,296	$1.52	$40,539	$1.41	$3,757
NGD margin	$233,636		$202,462		$31,174
Key year-to-date financial highlights for NW Natural include:

	Six Months Ended June 30,
	2019	2018	YTD
In thousands, except per share data	Amount	Amount	Change
Net income from continuing operations	$46,949	$41,743	$5,206
Loss from discontinued operations, net of tax	—	(1,204)	1,204
Consolidated net income	$46,949	$40,539	$6,410
NGD margin	$233,636	$202,462	$31,174
SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Net income from continuing operations increased $3.8 million and $5.2 million at NW Holdings and NW Natural, respectively.
In March 2019, the OPUC issued an order resolving the remaining open items from NW Natural's 2018 Oregon general rate case regarding recovery of the pension balancing account and treatment of the benefits associated with the Tax Cuts and Jobs Act (TCJA). As a result of the order, in the first quarter of 2019, NW Natural recorded a disallowance and several benefits and expenses through the consolidated statements of comprehensive income as follows:
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

The increase in net income from continuing operations of $3.8 million and $5.2 million at NW Holdings and NW Natural, respectively, was primarily due to the following factors, all of which occurred at NW Natural:

•
a $31.2 million increase in NGD margin driven by a $15.3 million increase from new customer rates in Oregon from NW Natural's 2018 rate case and increases from customer growth, colder weather in 2019 compared to 2018, and the commencement of storage services at the North Mist expansion facility; the remaining increase primarily relates to $7.1 million in revenues which were offset by pension expenses as discussed above as well as;

•
a $5.5 million decrease in NGD income tax expense primarily due to the income tax implications of the March 2019 OPUC order, including commencement of deferred TCJA benefit credits to customers and the regulatory pension disallowance;

•
a $4.8 million increase in deferred regulatory interest income in other income (expense), net, of which $4.2 million relates to interest recognized in association with the OPUC order discussed above; partially offset by

•	a $10.5 million regulatory pension disallowance with $3.9 million reflected in operations and maintenance expense and $6.6 million recorded in other income (expense), net, as discussed above;

•
a $8.6 million increase in expenses related to higher pension costs within operations and maintenance expense and other income (expense), net, as NW Natural began collecting costs through customer rates on November 1, 2018 rather than deferring a portion to the pension balancing account, and interest expense from higher short-term debt balances;

•	a $1.9 million increase in NGD depreciation expense due to plant additions; and

•	a $1.9 million decrease in NGD AFUDC interest income due to placing the North Mist expansion project into service.

See the discussion in "Results of Operations" below for additional detail regarding all significant activity that occurred during the second quarter of 2019.

DIVIDENDS

Dividend highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
Per common share	2019	2018	2019	2018
Dividends paid	$0.4750	$0.4725	$0.9500	$0.9450	$0.0025	$0.0050

In July 2019, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4750 per share. The dividend is payable on August 15, 2019, to shareholders of record on July 31, 2019, reflecting an annual indicated dividend rate of $1.90 per share.

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

MIST INTERSTATE GAS STORAGE. NW Natural's interstate storage activity at Mist is subject to regulation by the OPUC, WUTC, and the Federal Energy Regulatory Commission (FERC) with respect to, among other matters, rates and terms of service. The OPUC also regulates the intrastate storage services at Mist, while FERC regulates the interstate storage services at Mist. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in their last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated whenever NW Natural modifies FERC maximum rates.

OTHER. In June 2018, NW Natural entered into a Purchase and Sale Agreement for the sale of all of its ownership interests in Gill Ranch, a natural gas storage facility located near Fresno, California, which is subject to approval by the CPUC and other customary closing conditions. See Note 18 for more information. The wholly-owned regulated water businesses of NW Natural Water are subject to regulation by the OPUC, WUTC, and IPUC, as applicable.

Most Recent Completed General Rate Cases
OREGON. On October 26, 2018, the OPUC issued an order regarding NW Natural's general rate case (Order) originally filed in December 2017 and approved the following items effective beginning November 1, 2018:

•
Annual revenue requirement increase of $23.4 million or 3.72% over NW Natural's revenue from existing rates, which includes approximately $12.1 million that would otherwise be recovered under the conservation tariff deferral;

•	Capital structure of 50% debt and 50% equity;

•	Return on equity (ROE) of 9.4%;

•	Cost of capital of 7.317%;

•	Rate base of $1.186 billion, or an increase of $300 million since the last rate case in 2012;

•	Pension expenses will be recovered through rates with an increase of $8.1 million to revenue requirement; and

•	The sharing of asset management revenues related to utility pipeline and storage assets will be 90%/10% with 90% being credited to customers. Previously customers received 67% of these revenues.

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

In March 2019, the OPUC issued an order resolving the remaining rate case items. As a result, the following items were recorded in the first quarter of 2019:

•	Applied $7.1 million of TCJA benefits deferred from January 1, 2018 to October 31, 2018, as a reduction against the pension balancing account;

•	Credited to customers' benefit $5.4 million of deferred income taxes as a reduction against the pension balancing account;

•	Reduced the amount of the frozen balancing account by an additional $10.5 million; and

•	Reduced the interest rate on the pension balancing account from NW Natural's authorized rate of return of 7.317 percent to 4.3 percent.

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

NW Natural continuously evaluates the need for rate cases in its jurisdictions. For additional information, see "Regulatory Proceeding Updates— Washington General Rate Case" below.

Rate Mechanisms
During 2019, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon	Washington
	2018 Rate Case (effective 11/1/2018)	2009 Rate Case
Authorized Rate Structure:
ROE	9.4%	10.1%
ROR	7.3%	8.4%
Debt/Equity Ratio	50%/50%	49%/51%

Key Regulatory Mechanisms:
Purchased Gas Adjustment (PGA)	X	X
Gas Cost Incentive Sharing	X
Decoupling	X
Weather Normalization (WARM)	X
Environmental Cost Deferral	X	X
Site Remediation and Recovery Mechanism (SRRM)	X
Interstate Storage and Asset Management Sharing	X	X

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

Typically, each year NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. NW Natural entered the 2018-19 gas year with its forecasted sales volumes hedged at 48% in financial swap and option contracts and 24% in physical gas supplies for Oregon and Washington.

As of June 30, 2019, NW Natural was also hedged in future gas years at approximately 34% for the 2019-20 gas year and between 1% and 16% for annual requirements over the subsequent five gas years. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2017-18 and 2018-19 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2018, the ROE threshold was 10.48%. NW Natural filed the 2018 earnings test in May 2019, and it was approved by the Commission in July 2019. As a result, we were not subject to a customer refund adjustment for 2018.

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

In 2014, NW Natural amended the original gas reserves agreement in response to Encana's sale of its interest in the Jonah field located in Wyoming to Jonah Energy. Under the amended agreement with Jonah Energy, NW Natural has the option to invest in additional wells on a well-by-well basis with drilling costs and resulting gas volumes shared at the amended proportionate working interest for each well in which NW Natural invests. Volumes produced from the additional wells drilled after the amended agreement are included in NW Natural's Oregon PGA at a fixed rate of $0.4725 per therm. NW Natural did not participate in additional wells during the six months ended June 30, 2019.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism, which is applied to residential and commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of June 30, 2019, 8% of total customers had opted out. NW Natural does not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 11% of total customers. See "Business Segments—Natural Gas Distribution" below.

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

The SRRM earnings test is an annual review of adjusted NGD ROE compared to authorized NGD ROE. For 2018, the first ten months were weighted at 9.5% and the last two months at 9.4%, reflecting the ROE change from NW Natural's most recent rate case effective November 1, 2018. To apply the earnings test NW Natural must first determine what if any costs are subject to the test through the following calculation:

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

NW Natural concluded there was no earnings test adjustment for 2018 based on the environmental earnings test that was submitted in May 2019, and approved by the Commission in July 2019.

In the first quarter of 2019, NW Natural recorded a $4.4 million reserve for an anticipated adjustment for fiscal year 2019 as a result of expected earnings that would exceed the authorized ROE and expenses that would be subject to deferral through the SRRM. In the second quarter of 2019, compliance with certain remediation requirements delayed an environmental project to 2020 and accordingly the reserve was reversed for the change in amounts that would be subject to deferral through the SRRM. See Note 17.

The WUTC has also previously authorized the deferral of environmental costs, if any, that are appropriately allocated to Washington customers. This Order was effective in January 2011 with cost recovery and carrying charges on amounts deferred for costs associated with services provided to Washington customers to be determined in a future proceeding. Annually, or more often if circumstances warrant, NW Natural reviews all regulatory assets for recoverability. If NW Natural should determine all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances against earnings in the period such a determination was made. See "Regulatory Proceeding Updates - Washington General Rate Case" below.

PENSION COST DEFERRAL AND PENSION BALANCING ACCOUNT. From 2011 through October 2018, the OPUC authorized a regulatory mechanism in which NW Natural deferred annual pension expenses above the amount set in rates, with recovery of these deferred amounts through the implementation of a balancing account, which included the expectation of higher and lower pension expenses in future years. During this period the mechanism permitted for NW Natural to accrue interest on the account balance at the NGD business' authorized rate of return. The means by which the account would be recovered by NW Natural was determined by an OPUC order issued in NW Natural's general rate case in March 2019. Pension expense deferrals, excluding interest, were $5.5 million during the six months ended June 30, 2018. Deferred pension expense recoveries were $13.8 million during the six months ended June 30, 2019. See "Regulatory Proceeding Updates-Oregon General Rate Case" below.

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

In 2019, NW Natural received regulatory approval to refund an interstate storage credit of $16.1 million to Oregon customers. Of this amount, $14.2 million was reflected in customers' June bills with the remainder to be credited to their bills in the third quarter. Bill credits to Oregon and Washington customers in 2018 were approximately $11.7 million and $1.0 million, respectively.

Regulatory Proceeding Updates
During 2019, NW Natural was involved in the regulatory activities discussed below. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2018 Form 10-K.

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. NW Natural received an Order from the OPUC in March 2015 on their review of the current revenue sharing arrangement that allocates a portion of the net revenues generated from non-NGD Mist storage services and third-party asset management services to NGD business customers. The Order required a third-party cost study to be performed. In 2017, a third-party consultant completed a cost study and their final report was filed with the OPUC in February 2018. The OPUC concluded on this matter in the Oregon general rate case proceeding. For additional information, see "Most Recent Completed General Rate Cases - Oregon" above.

HOLDING COMPANY REORGANIZATION. On October 1, 2018, we completed the reorganization to a holding company structure. There are a number of conditions under the agreement with the OPUC and the WUTC related to the formation of a holding company structure. One of the conditions is that, for three years following formation of a holding company, NW Natural will be required to provide an annual $500,000 credit to Oregon customers and a $55,000 credit to Washington customers. The first-year credit to both Oregon and Washington customers was given in conjunction with the PGA filings, with the rate adjustments commencing on November 1, 2018.

TAX REFORM DEFERRAL. In December 2017, NW Natural filed applications with the OPUC and WUTC to defer the overall net benefit associated with the TCJA that was enacted on December 22, 2017. Through the Oregon general rate case, in October 2018 the OPUC issued an order directing NW Natural and the other parties to the rate case to engage in further regulatory proceedings to resolve open issues with respect to the treatment of the 10-month deferral period of benefits associated with the TCJA. On February 4, 2019, NW Natural and the other parties to the rate case agreed upon terms by which the deferred benefits would be returned to customers via a joint stipulation filed with the OPUC. On March 25, 2019, the OPUC approved the terms in their entirety. See "Most Recent Completed General Rate Cases - Oregon" above for more information.

NW Natural is working with the WUTC regarding the Washington deferral for the TCJA as part of the general rate case filed in Washington on December 31, 2018, and is currently deferring all amounts for the benefit of Washington customers. See "Regulatory Proceeding Updates - Washington General Rate Case" below.

WATER BUSINESS. In 2019, NW Holdings, through its water subsidiaries, continued implementation of its water strategy and entered into the following agreements which require or required regulatory approval:

•
Sunriver Water, LLC and Sunriver Environmental, LLC — NWN Water of Oregon filed an application for regulatory approval from the OPUC for the Sunriver Water, LLC acquisition in October 2018. We received OPUC approval for the transaction in April 2019. Sunriver Environmental, LLC is not subject to the OPUC's jurisdiction. The transaction closed in May 2019.

•
Spirit Lake East Water Company and Lynnwood Water - Gem State filed an application for regulatory approval from the IPUC for these Coeur d'Alene, Idaho acquisitions in February 2019. The transaction closed in July 2019.

•
Estates Water Systems Inc. and Monterra Inc. - Cascadia filed an application for regulatory approval from the WUTC for these Sequim, Washington acquisitions in February 2019, and received approval in April 2019. The transaction closed in May 2019.

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

The filing also included a proposal to provide federal tax reform benefits to customers related to the TCJA. NW Natural estimated the tax reform benefits for Washington customers to be approximately $20.2 million, which were comprised of excess deferred income taxes of $18.1 million, including a gross up for income taxes, and an estimated $2.1 million associated with interim tax benefits accumulated from January 1, 2018 to November 30, 2019. NW Natural requested that the benefit of the excess deferred income taxes be provided to customers as annual base rate credits. NW Natural requested that the interim tax benefit be provided to customers over two years.

In addition, NW Natural requested a decoupling tariff for Washington customers, which is intended to allow the NGD business to continue encouraging customers to conserve energy without adversely affecting earnings due to reductions in sales volumes. The proposed decoupling tariff would also adjust for any deviation from normal usage, including weather.

Finally, NW Natural requested that the WUTC review costs allocable to Washington related to environmental remediation expenses and consider a mechanism for recovery of these costs. The requested costs are estimated to be approximately 3.32% of total costs associated with those sites related to serving Washington customers.

On May 23, 2019, NW Natural and other parties to the rate case proceeding filed two settlements with the WUTC as described below. The settlements, if approved by the WUTC, would resolve all disputed issues in the rate case and result in new rates going into effect on November 1, 2019. Each settlement is subject to the review and approval of the WUTC. For the settlements to be effective, the WUTC must issue an order, which may approve or deny the terms of each settlement or be issued under the WUTC’s own terms.

The first settlement (Joint Settlement) was entered into by NW Natural, the WUTC staff, the Public Counsel Unit of the Washington Attorney General (Public Counsel), the Alliance of Western Energy Consumers and The Energy Project, which comprise all of the parties to the rate case, and addresses all disputed issues in the rate case with the exception of NW Natural’s proposed decoupling tariff. Under the Joint Settlement, effective November 1, 2019, NW Natural would be authorized to implement base rate changes designed to increase annual revenues from its Washington customers by approximately $5.14 million. The rate increases are based on the following assumptions:

•	Capital structure of 50.0% long-term debt, 1.0% short-term debt, and 49.0% common equity;

•	Return on equity of 9.40%;

•	Cost of capital of 7.161%; and

•	Rate base of $173.7 million, an increase of $46 million since the last rate case.

Under the terms of the Joint Settlement, NW Natural will provide customers with a rate reduction of $2.1 million over one year to reflect the benefit of the lower federal corporate income tax rate accumulating from January 1, 2018 through October 31, 2019, and will provide an additional annual rate reduction initially set at approximately $0.5 million to reflect a benefit from the re-measurement of deferred tax liabilities of approximately $15.0 million.

The Joint Settlement also addresses the recovery of environmental remediation expenses allocable to Washington customers. Under the terms of the Joint Settlement, NW Natural would allocate to Washington 3.32 percent of environmental remediation expense associated with remediation sites for which costs are shared between Oregon and Washington. Additionally, NW Natural would not recover approximately $1.5 million of deferred environmental remediation expenses. Insurance proceeds would be applied to offset deferred environmental remediation expenses of approximately $3.0 million for a period commencing in February 2011 through November 2018 with additional application of insurance proceeds for a ten and one-half year period ending December 31, 2029. An environmental cost recovery mechanism tariff would be established, with annual adjustments, to collect prudent environmental remediation expenditures made in the prior year, less that year’s allocation of insurance proceeds. If the Joint Settlement is approved, NW Natural expects to recognize an after-tax charge of approximately $1.1 million in the quarter in which an order is issued.

The second settlement was entered into by all of the parties to the rate case other than the Public Counsel and relates to NW Natural’s proposed decoupling tariff (Decoupling Settlement). The parties to the Decoupling Settlement agree that the WUTC should approve and authorize the proposed decoupling tariff with certain modifications effective on the date of the general rate revisions. The decoupling mechanism is intended to encourage customers to conserve energy without adversely affecting earnings due to reductions in sales volumes. The tariff would also adjust for deviation from normal usage, including weather. The terms of the Decoupling Settlement would require that NW Natural request reauthorization of the decoupling tariff within five years of its effective date. A revised procedural schedule has been established for the remainder of the rate case, and Public Counsel will have an opportunity to challenge the Decoupling Settlement.

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

RENEWABLE NATURAL GAS. On June 19, 2019, the Oregon legislature passed Senate Bill 98 (SB98), which enables natural gas utilities to procure or develop renewable natural gas (RNG) on behalf of their Oregon customers. Renewable natural gas is produced from local organic materials like food, agricultural and forestry waste, wastewater, or landfills. Methane is captured from these local organic materials as they decompose and conditioned to pipeline quality, so it can be added into the existing natural gas system thereby reducing the carbon content of the energy supply.

SB98 outlines the following parameters for the RNG program including: setting out broad targets for gas utilities to have as much as 30% of the state's pipeline system be carrying RNG by 2050; allowing gas utilities to invest in RNG infrastructure for the production, processing, pipeline interconnection and distribution of RNG to their customers; and creating a limit of 5% of a utility's revenue requirement that can be used to cover the incremental cost of RNG to protect utilities and ratepayers from excessive costs as the RNG market develops.

The bill was signed into law by the governor in July 2019. The OPUC and Oregon gas utilities will participate in a rulemaking process for the bill, which is expected to conclude with the OPUC adopting rules by July 31, 2020.

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

The NGD business is primarily seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience seasonality in their usage but to a lesser extent. Seasonality affects the comparability of the results of operations of the NGD business across quarters but not across years.

NGD segment highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except EPS data	2019	2018	2019	2018
NGD net income	$1,212	$(2,970)	$42,418	$36,913	$4,182	$5,505
EPS - NGD segment	$0.04	$(0.10)	$1.45	$1.28	$0.14	$0.17
Gas sold and delivered (in therms)	214,047	217,393	661,785	624,346	(3,346)	37,439
NGD margin(1)	$80,981	$69,746	$233,636	$202,462	$11,235	$31,174
(1) See Natural Gas Distribution Margin Table below for additional detail

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. The primary factors contributing to the $4.2 million, or $0.14 per share, increase in NGD net income were as follows:

•	a $11.2 million increase in NGD margin primarily due to:

•	a $5.0 million increase due to new Oregon customer rates from the 2018 Oregon rate case;

•	a $1.3 million increase from customer growth;

•	a $4.4 million increase due to the reversal of a first quarter 2019 estimated reserve for environmental cost sharing;

•	a $2.1 million increase from lease revenue generated from NW Natural's North Mist storage contract which commenced service in May 2019; partially offset by

•	a decrease due to comparatively warmer weather in the current period compared to the prior period;

•	the increase in NGD margin was partially offset by:

•
a $2.6 million decrease in other income (expense), net driven by higher pension costs (non-service cost component) as NW Natural began collecting costs through customer rates on November 1, 2018 rather than deferring a portion to the pension balancing account, and lower AFUDC equity interest;

•	a $1.7 million increase in interest expense driven by a $0.7 million increase in commercial paper expense and a $0.6 million decrease in AFUDC debt interest; and

•	a $1.2 million increase in depreciation expense due to NGD plant additions.

For the three months ended June 30, 2019, total NGD volumes sold and delivered decreased 2% over the same period in 2018.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. The primary factors contributing to the $5.5 million, or $0.17 per share, increase in NGD net income were as follows:

•	a $31.2 million increase in NGD margin due to:

•	a $15.3 million increase due to new Oregon customer rates from the 2018 Oregon rate case;

•	a $3.7 million increase from customer growth;

•
a $7.1 million increase due to revenues recognized in association with recoveries of NW Natural's pension balancing account, which are entirely offset by pension expenses within operations and maintenance and other income (expense), net;

•	a $4.2 million increase driven by colder than average weather in the first quarter of 2019 coupled with higher fee revenues from interruptible customers as a result of system restrictions; and

•	a $2.1 million increase from lease revenue generated from NW Natural's North Mist storage contract which commenced service in May 2019

•	a $5.5 million decrease in income tax expense driven by the return of deferred TCJA benefits to customers through rates.

•	the increases were partially offset by:

•
pension expenses of $12.5 million recognized in operations and maintenance expenses and other income (expense), net from recoveries of NW Natural's pension balancing account, which are primarily offset within NGD margin and tax expense;

•	a $10.5 million regulatory disallowance of NW Natural's pension balancing account reflected within operations and maintenance expenses and other income (expense), net;

•	a $2.6 million increase in interest expense driven by $1.8 million in commercial paper interest and $0.4 million in lower AFUDC debt interest;

•	a $1.9 million increase in depreciation expense due to NGD plant additions; and

•	a $1.6 million decrease in AFUDC equity interest.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above and Note 10 for more information regarding the pension balancing account.

For the six months ended June 30, 2019, total NGD volumes sold and delivered increased 6% over the same period in 2018.

In May 2019, the Office and Professional Employees International Union, Local 11 (OPEIU) filed a notification of intent to negotiate its current collective bargaining agreement with NW Natural. The current agreement expires November 30, 2019. Negotiations between the OPEIU and NW Natural commenced during the second quarter of 2019.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended June 30,		Six Months Ended June 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2019	2018	2019	2018	QTD Change	YTD Change
NGD volumes (therms):
Residential and commercial sales	102,457	103,637	420,560	381,656	(1,180)	38,904
Industrial sales and transportation	111,590	113,756	241,225	242,690	(2,166)	(1,465)
Total NGD volumes sold and delivered	214,047	217,393	661,785	624,346	(3,346)	37,439
Operating Revenues
Residential and commercial sales	$103,178	$106,526	$354,296	$352,110	$(3,348)	$2,186
Industrial sales and transportation	12,210	13,403	28,231	30,792	(1,193)	(2,561)
Other distribution revenues	404	(1,494)	12,248	(6,561)	1,898	18,809
Other regulated services	2,192	80	2,250	107	2,112	2,143
Total operating revenues	117,984	118,515	397,025	376,448	(531)	20,577
Less: Cost of gas	35,163	42,107	140,676	150,271	6,944	9,595
Less: Environmental remediation expense	(2,656)	1,882	6,291	6,506	4,538	215
Less: Revenue taxes	4,496	4,780	16,422	17,209	284	787
NGD margin	$80,981	$69,746	$233,636	$202,462	$11,235	$31,174

Margin:(1)
Residential and commercial sales	$70,875	$64,036	$203,821	$192,490	$6,839	$11,331
Industrial sales and transportation	7,623	7,038	16,179	15,342	585	837
Miscellaneous revenues	525	1,079	3,891	2,437	(554)	1,454
Gain (loss) from gas cost incentive sharing	(77)	128	(846)	1,008	(205)	(1,854)
Other margin adjustments(2)	(154)	(2,615)	8,344	(8,922)	2,461	17,266
Distribution margin	$78,792	$69,666	$231,389	$202,355	$9,126	$29,034
Other regulated services	2,189	80	2,247	107	2,109	2,140
NGD Margin	$80,981	$69,746	$233,636	$202,462	$11,235	$31,174

Degree days(3)
Average(4)	308	311	1,637	1,627	(3)	10
Actual	160	193	1,610	1,449	(17)%	11%
Percent colder (warmer) than average weather	(48)%	(38)%	(2)%	(11)%

	As of June 30,
NGD Meters - end of period:	2019	2018	Change	Growth
Residential meters	684,862	673,479	11,383	1.7%
Commercial meters	69,329	68,160	1,169	1.7%
Industrial meters	915	1,028	(113)	(11.0)%
Total number of meters	755,106	742,667	12,439	1.7%

(1)
Amounts reported as margin for each category of meters are operating revenues, which are net of revenue taxes, less cost of gas and environmental remediation expense, subject to earnings test considerations, as applicable.

(2)
Other margin adjustments include net revenue deferrals of $0.2 million and $2.8 million for the quarters ended June 30, 2019 and June 30, 2018, respectively, and net revenue recoveries of $6.4 million and revenue deferrals of $9.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively, associated with the decline of the U.S. federal corporate income tax rate.

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

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2019	2018	2019	2018
Volumes (therms):
Residential sales	59,467	60,914	263,018	238,885	(1,447)	24,133
Commercial sales	42,990	42,723	157,542	142,771	267	14,771
Total volumes	102,457	103,637	420,560	381,656	(1,180)	38,904
Operating revenues:
Residential sales	$69,626	$69,644	$243,443	$236,231	$(18)	$7,212
Commercial sales	33,552	36,882	110,853	115,879	(3,330)	(5,026)
Total operating revenues	$103,178	$106,526	$354,296	$352,110	$(3,348)	$2,186
NGD margin:
Residential:
Sales	$46,251	$41,607	$151,264	$132,136	$4,644	$19,128
Alternative revenue:
Weather normalization	3,322	1,142	(3,459)	2,985	2,180	(6,444)
Decoupling	1,251	1,259	(1,026)	(1,150)	(8)	124
Amortization of alternative revenue	310	268	1,373	1,051	42	322
Total residential NGD margin	51,134	44,276	148,152	135,022	6,858	13,130
Commercial:
Sales	20,890	18,766	66,076	57,063	2,124	9,013
Alternative revenue:
Weather normalization	1,029	411	(1,192)	1,004	618	(2,196)
Decoupling	(431)	2,123	(2,458)	4,717	(2,554)	(7,175)
Amortization of alternative revenue	(1,747)	(1,540)	(6,757)	(5,316)	(207)	(1,441)
Total commercial NGD margin	19,741	19,760	55,669	57,468	(19)	(1,799)
Total NGD margin	$70,875	$64,036	$203,821	$192,490	$6,839	$11,331
THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Residential and commercial margin increased $6.8 million. The majority of the increase was due to the reversal of a first quarter 2019 estimated reserve for environmental cost sharing as compliance with certain remediation requirements delayed an environmental project to 2020, of which $4.1 million of the reversal related to residential and commercial customers. See "Regulatory Matters - Rate Mechanisms - Environmental Cost Deferral and SRRM" above. The remaining increase was driven by new Oregon customer rates from the 2018 Oregon rate case and customer growth, partially offset by lower residential volumes due to warmer weather in the current period compared to the prior period.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Residential and commercial margin increased $11.3 million. The increase was driven by new Oregon customer rates from the 2018 Oregon rate case, customer growth, and higher residential volumes due to colder weather in the current period compared to the prior period.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2019	2018	2019	2018
Volumes (therms):
Industrial - firm sales	7,454	7,858	17,346	17,866	(404)	(520)
Industrial - firm transportation	40,189	38,368	90,555	83,744	1,821	6,811
Industrial - interruptible sales	11,233	12,375	25,017	27,980	(1,142)	(2,963)
Industrial - interruptible transportation	52,714	55,155	108,307	113,100	(2,441)	(4,793)
Total volumes	111,590	113,756	241,225	242,690	(2,166)	(1,465)
NGD margin:
Industrial - firm and interruptible sales	$2,960	$2,468	$6,076	$5,705	$492	$371
Industrial - firm and interruptible transportation	4,663	4,570	10,103	9,637	93	466
Industrial - sales and transportation	$7,623	$7,038	$16,179	$15,342	$585	$837

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Sales and transportation margin increased $0.6 million driven by new Oregon customer rates from the 2018 Oregon rate case, partially offset by a decrease in volumes of 2.2 million therms, or 2% driven by interruptible customer switching from industrial to commercial rate schedules.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Industrial sales and transportation margin increased $0.8 million driven by new Oregon customer rates from the 2018 Oregon rate case, partially offset by a decrease in volumes of 1.5 million therms, or 1% driven by interruptible customer switching from industrial to commercial rate schedules.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2019	2018	2019	2018
Cost of gas	$35,163	$42,107	$140,676	$150,271	$(6,944)	$(9,595)
Volumes sold (therms)(1)	121,144	123,870	462,923	427,502	(2,726)	35,421
Average cost of gas (cents per therm)	$0.29	$0.34	$0.30	$0.35	$(0.05)	$(0.05)
Gain (loss) from gas cost incentive sharing(2)	$(77)	$128	$(846)	$1,008	$(205)	$(1,854)

(1)	This calculation excludes volumes delivered to industrial transportation customers.

(2)
For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2018 Form 10-K.

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Cost of gas decreased $6.9 million, or 16%, primarily due to a 15% decrease in average cost of gas due to lower natural gas prices and a 2% decrease in volumes sold associated with warmer weather in the current period compared to the prior period.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Cost of gas decreased $9.6 million, or 6%, primarily due to a 14% decrease in average cost of gas from lower gas costs within the PGA, partially offset by an 8% increase in volumes sold driven by customer growth and colder weather in 2019 compared to the prior period.

Other Regulated Services
Other regulated services highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2019	2018	2019	2018
North Mist storage services	$2,133	$—	$2,133	$—	$2,133	$2,133
Other services	56	80	114	107	(24)	7
Total other regulated services	$2,189	$80	$2,247	$107	$2,109	$2,140

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Other regulated services margin increased $2.1 million due to the commencement of storage services at the North Mist expansion facility in May 2019. See Note 7 for information regarding North Mist expansion lease accounting.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Other regulated services margin increased $2.1 million due to the commencement of storage services at the North Mist expansion facility in May 2019. See Note 7 for information regarding North Mist expansion lease accounting.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except EPS data	2019	2018	2019	2018
NW Natural other - net income	$1,842	$2,699	$4,531	$4,830	$(857)	$(299)
Other NW Holdings activity	(1,003)	(68)	(1,480)	(71)	(935)	(1,409)
NW Holdings other - net income	$839	$2,631	$3,051	$4,759	$(1,792)	$(1,708)
EPS - NW Holdings - other	$0.03	$0.09	$0.11	$0.17	$(0.06)	$(0.06)

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Other net income decreased by $1.8 million at NW Holdings and decreased by $0.9 million at NW Natural. The decrease at NW Holdings was primarily due to increases in professional service costs and expenses associated with developing the water business.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Other net income decreased by $1.7 million at NW Holdings and decreased by $0.3 million at NW Natural. The decrease at NW Holdings was primarily due to increases in professional service costs and expenses associated with developing the water business.

See Note 4 and Note 14 for further details on other activities and the investment in TWH, respectively.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2019	2018	2019	2018	Change	Change
NW Natural	$37,292	$37,899	$87,726	$77,399	$(607)	$10,327
Other NW Holdings operations and maintenance	2,194	129	3,242	152	2,065	3,090
NW Holdings	$39,486	$38,028	$90,968	$77,551	$1,458	$13,417

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Operations and maintenance expense increased by $1.5 million at NW Holdings and decreased by $0.6 million at NW Natural. The increase at NW Holdings was primarily due to increases in professional service costs and expenses associated with developing the water business, partially offset by a decrease in general operations and maintenance costs at NW Natural.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Operations and maintenance expense increased by $13.4 million and $10.3 million at NW Holdings and NW Natural, respectively, primarily due to the following:

•
a $4.6 million increase in pension expenses (service cost component) due to recovery of amounts in NW Natural's pension balancing account, which was primarily offset within NGD margin and income tax benefits;

•	a $3.9 million regulatory pension disallowance (service cost component) as a result of the March 2019 OPUC order in the Oregon general rate case; and

•
a $1.9 million increase from higher pension costs (non-service cost component) as NW Natural began collecting costs through customer rates on November 1, 2018 rather than deferring a portion to the pension balancing account.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above and Note 10 for more information regarding the pension balancing account.

Depreciation and Amortization
Depreciation and amortization highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2019	2018	2019	2018	Change	Change
NW Natural	$22,243	$21,090	$43,747	$41,958	$1,153	$1,789
Other NW Holdings depreciation and amortization	$144	$57	212	64	87	148
NW Holdings	$22,387	$21,147	$43,959	$42,022	$1,240	$1,937

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Depreciation and amortization expense increased $1.2 million at both NW Holdings and NW Natural primarily due to NGD plant additions.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Depreciation and amortization expense increased $1.9 million and $1.8 million at NW Holdings and NW Natural, respectively, primarily due to NGD plant additions.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2019	2018	2019	2018	Change	Change
NW Natural other income (expense), net	$(2,814)	$(33)	$(16,582)	$(848)	$(2,781)	$(15,734)
Other NW Holdings activity	46	40	67	21	6	46
NW Holdings other income (expense), net	$(2,768)	$7	$(16,515)	$(827)	$(2,775)	$(15,688)

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Other income (expense), net decreased $2.8 million at both NW Holdings and NW Natural. The decrease was primarily due to the following factors:

•
a $2.8 million decrease from higher pension costs (non-service cost component) as NW Natural began collecting costs through customer rates on November 1, 2018 rather than deferring a portion to the pension balancing account; and

•	a $0.9 million decrease from lower NGD AFUDC equity interest income primarily driven by placing the North Mist expansion project into service in May 2019; partially offset by

•
a $0.8 million increase in regulatory interest income, of which $0.6 million is related to the realization of the equity interest component of financing costs accrued on the pension balancing account as recovery of the deferral began in March 2019.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Other income (expense), net decreased $15.7 million at both NW Holdings and NW Natural. The decrease was primarily due to the following factors:

•
a $7.9 million decrease from higher pension costs (non-service cost component) related to the recovery of NW Natural's pension balancing account, which is largely offset within NGD margin and tax expense;

•	a $6.6 million regulatory pension disallowance (non-service cost component) as a result of the March 2019 OPUC order in the Oregon general rate case;

•
a $4.9 million decrease from higher pension costs (non-service cost component) as NW Natural began collecting costs through customer rates on November 1, 2018 rather than deferring a portion to the pension balancing account; and

•	a $1.6 million decrease in NGD AFUDC equity interest income primarily driven by placing the North Mist expansion project into service in May 2019; partially offset by

•
a $4.8 million increase in regulatory interest income, of which $4.2 million is related to the realization of the equity interest component of financing costs accrued on the pension balancing account as recovery of the deferral began in March 2019.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above and Note 10 for more information regarding the pension balancing account.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2019	2018	2019	2018	Change	Change
NW Natural	$10,387	$8,771	$20,520	$18,045	$1,616	$2,475
Other NW Holdings interest expense, net	$267	$—	339	—	267	339
NW Holdings	$10,654	$8,771	$20,859	$18,045	$1,883	$2,814

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Interest expense, net increased $1.9 million and $1.6 million at NW Holdings and NW Natural, respectively, primarily due to an increase of $0.7 million in NGD commercial paper interest expense from higher short-term debt balances and a $0.6 million decrease in the debt portion of AFUDC due to the placement of the North Mist expansion project into service in May 2019.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Interest expense, net increased $2.8 million and $2.5 million at NW Holdings and NW Natural, respectively, primarily due to an increase of $1.8 million in NGD commercial paper interest expense from higher short-term debt balances and a $0.4 million decrease in the debt portion of AFUDC due to the placement of the North Mist expansion project into service in May 2019.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2019	2018	2019	2018	Change	Change
NW Holdings income tax expense	$625	$(156)	$9,300	$15,476	$781	$(6,176)
NW Natural income tax expense	$985	$(128)	$9,833	$15,507	$1,113	$(5,674)

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Income tax expense increased $0.8 million and $1.1 million at NW Holdings and NW Natural, respectively, due to pretax income for the quarter in 2019 compared to a pretax loss in the prior year.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Income tax expense decreased $6.2 million and $5.7 million at NW Holdings and NW Natural, respectively. The decrease was primarily related to the income tax implications of the March 2019 OPUC order, including commencement of the return of deferred TCJA benefits to customers and the regulatory pension disallowance.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above, Note 10, and Note 11 for information regarding the application of excess deferred income tax benefits.

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

In July 2018, Gill Ranch filed an application with the CPUC for approval of this transaction. On February 14, 2019, the active parties to the CPUC proceeding filed a settlement agreement with the CPUC. On July 23, 2019, one of the parties to the settlement agreement, the CPUC’s Office of Safety Advocates (OSA), filed a motion with the CPUC to withdraw from the settlement agreement and requested a new pre-hearing conference.  On July 29, 2019, Gill Ranch and the proposed purchaser filed motions with the CPUC to strike the OSA’s motion of withdrawal together with a request to supplement the evidentiary record with materials which the applicants believe demonstrate that the issues raised by the OSA are not relevant to the CPUC proceeding. We continue to strive to close this transaction by the end of 2019.
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

FINANCIAL CONDITION

Capital Structure
One of our long-term goals is to maintain a strong consolidated capital structure with a long-term target utility capital structure of 50% common stock and 50% long-term debt at NW Natural. When additional capital is required, debt or equity securities are issued depending on both the target capital structure and market conditions. These sources of capital are also used to fund long-term debt retirements and short-term commercial paper maturities. See "Liquidity and Capital Resources" below and Note 9.
Achieving the target capital structure and maintaining sufficient liquidity to meet operating requirements are necessary to maintain attractive credit ratings and provide access to capital markets at reasonable costs.

NW Holdings' consolidated capital structure was as follows:

	June 30,		December 31,
	2019	2018	2018
Common stock equity	48.5%	48.5%	44.4%
Long-term debt	44.6	43.7	41.1
Short-term debt, including current maturities of long-term debt	6.9	7.8	14.5
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure was as follows:

	June 30,		December 31,
	2019	2018	2018
Common stock equity	48.7%	48.5%	42.9%
Long-term debt	45.1	43.7	42.2
Short-term debt, including current maturities of long-term debt	6.2	7.8	14.9
Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources
At June 30, 2019 and June 30, 2018, NW Holdings had approximately $60.9 million and $8.8 million, and NW Natural had approximately $57.9 million and $8.3 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive.

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

At June 30, 2019, NW Natural satisfied the ring-fencing provisions described above.

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

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at June 30, 2019. If the credit risk-related contingent features underlying these contracts were triggered on June 30, 2019, assuming NW Natural's long-term debt ratings dropped to non-investment grade levels, it could have been required to post $2.2 million in collateral with counterparties. See "Credit Ratings" below and Note 16.

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

At June 30, 2019 and 2018, NW Holdings had short-term debt outstanding of $20.1 million and $47.1 million, respectively. NW Natural had no short-term debt outstanding at June 30, 2019 and $47.1 million outstanding at June 30, 2018. The weighted average interest rate on short-term debt outstanding at June 30, 2019 was 3.5%.

Credit Agreements
NW Holdings
NW Holdings has a $100.0 million credit agreement, with a feature that allows it to request increases in the total commitment amount up to a maximum of $150.0 million. The maturity date of the agreement is October 2, 2023.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2019 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$100
A/A1	—
Total	$100

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2019, with a consolidated indebtedness to total capitalization ratio of 51.5%.

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

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2019 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$300
A/A1	—
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement or the prior credit agreement at June 30, 2019 or 2018. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at June 30, 2019 and 2018, with consolidated indebtedness to total capitalization ratios of 51.3% and 51.5%, respectively.

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

	S&P	Moody's
Commercial paper (short-term debt)	A-1	P-2
Senior secured (long-term debt)	AA-	A2
Senior unsecured (long-term debt)	n/a	Baa1
Corporate credit rating	A+	n/a
Ratings outlook	Stable	Stable

In May 2019, Moody's revised NW Natural's ratings outlook from negative to stable. In addition, the senior secured (long-term debt) rating changed from A1 to A2 and the senior unsecured (long-term debt) rating was revised from A3 to Baa1.

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

LONG-TERM DEBT. In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a new two-year term loan agreement for $35.0 million. The loan carries an interest rate based upon the three-month LIBOR rate, which at June 30, 2019 was 2.86%. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2019, with a consolidated indebtedness to total capitalization ratio of 51.5%.

In June 2019, NW Natural issued $50 million and $90 million of first mortgage bonds (FMBs) with interest rates of 3.141% and 3.869%, respectively. No other long-term debt was retired or issued during the six months ended June 30, 2019. Over the next twelve months, $10.0 million of FMBs with an interest rate of 8.310% will mature in September 2019, $20.0 million of FMBs with an interest rate rate of 7.630% will mature in December 2019 and $75.0 million of FMBs with an interest rate of 5.370% will mature in February 2020.

See Part II, Item 7, "Financial Condition—Contractual Obligations" in the 2018 Form 10-K for long-term debt maturing over the next five years.

BANKRUPTCY RING-FENCING RESTRICTIONS. As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of June 30, 2019. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows

Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Six Months Ended June 30,
In thousands	2019	2018	YTD Change
NW Holdings cash provided by operating activities	$155,109	$162,652	$(7,543)
NW Natural cash provided by operating activities	$156,136	$162,582	$(6,446)

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. The significant factors contributing to the $7.5 million and $6.4 million decrease in cash flows provided by operating activities at NW Holdings and NW Natural, respectively, were as follows:

•
a decrease of $49.6 million in cash flow benefits from changes in deferred gas cost balances primarily due to higher gas costs than in the PGA in 2019 compared to lower gas costs than in the PGA in the prior year; partially offset by

•	an increase of $19.4 million due to income tax refunds received of $6.1 million in the current period compared to payments of $13.3 million in the prior period;

•	an increase of approximately $5.4 million in cash receipts from increased collections of both current and deferred pension expenses as a result of NW Natural's Oregon rate case;

•	an increase of $4.0 million from collections from customers to be returned through the next year's PGA as part of NW Natural's decoupling mechanism; and

•
other increases due to several factors, including increased collections in rates for depreciation and other non-cash expenses as a result of NW Natural's Oregon rate case, and increases in cash receipts driven by colder than average weather in the first quarter of 2019 coupled with higher fee revenues from interruptible customers as a result of system restrictions.

During the six months ended June 30, 2019, NW Natural contributed $4.7 million to the NGD segment's qualified defined benefit pension plan, compared to $5.6 million for the same period in 2018. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For additional information, see Part II, Item 7 "Financial Condition—Contractual Obligations" and Note 16 in the 2018 Form 10-K.

Investing Activities
Investing activity highlights include:

	Six Months Ended June 30,
In thousands	2019	2018	YTD Change
NW Holdings cash used in investing activities	$(153,397)	$(102,458)	$(50,939)
NW Holdings capital expenditures supporting continuing operations	(91,147)	(102,370)	11,223
NW Natural cash used in investing activities	$(96,064)	$(102,459)	$6,395
NW Natural capital expenditures supporting continuing operations	(90,675)	(102,370)	11,695

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Cash used in investing activities increased $50.9 million at NW Holdings and decreased $6.4 million at NW Natural. The decrease at NW Natural was primarily due to lower expenditures related to the North Mist expansion project in 2019, partially offset by increases in capital expenditures for system reinforcement and customer growth. The increase at NW Holdings was primarily due to $55.8 million in expenditures for acquisitions, net of cash acquired, partially offset by the decrease at NW Natural.

NW Holdings' largest subsidiary, NW Natural, expects to make a significant level of investments in its NGD segment in 2019 and through 2023. Over the five-year period from 2019 to 2023, the NGD segment is expected to invest $820 million to $910 million in capital expenditures to support system reliability, customer growth, and operate effective technology for the business. In 2019, NW Natural anticipates several significant projects for the NGD segment, including completing the replacement of end of life equipment at the Mist gas storage facility, and renovating several resource facilities across NW Natural's service territory. Remaining projects in 2019 include leasehold improvements and technology for the new headquarters in Portland, Oregon and other system reliability and improvement projects, mainly around Mist.

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

Financing Activities
Financing activity highlights include:

	Six Months Ended June 30,
In thousands	2019	2018	YTD Change
NW Holdings cash provided by (used in) financing activities	$46,540	$(54,911)	$101,451
NW Holdings proceeds from common stock issued	93,182	—	93,182
NW Holdings change in short-term debt	(197,540)	(7,100)	(190,440)
NW Holdings change in long-term debt	175,000	(22,000)	197,000
NW Natural cash provided by (used in) financing activities	$(10,155)	$(54,911)	$44,756
NW Natural capital contribution from parent	93,182	—	93,182
NW Natural change in short-term debt	(217,500)	(7,100)	(210,400)
NW Natural change in long-term debt	140,000	(22,000)	162,000

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018. Cash provided by (used in) financing activities increased $101.5 million and $44.8 million at NW Holdings and NW Natural, respectively.

The decrease in cash used in financing activities at NW Natural was primarily driven by the June 2019 issuance of $140.0 million in FMBs compared to repayments of $22.0 million in FMBs in the prior period and a capital contribution from NW Holdings to NW Natural of $93.2 million, partially offset by $210.4 million in higher repayments of short-term debt compared to the prior period.

The increase at NW Holdings was primarily due to the NW Natural long-term debt activity described above and the issuance of an additional $35.0 million of debt at NW Natural Water, as well as proceeds of $93.2 million from the June 2019 issuance of NW Holdings common stock. These increases were partially offset by higher repayments of short-term debt of $190.4 million, which primarily consists of higher repayments of $210.4 million of short-term debt at NW Natural, partially offset by increases in short-term debt at the holding company.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2018 Form 10-K. At June 30, 2019, NW Natural's total estimated liability related to environmental sites is $120.6 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in the 2018 Form 10-K and Note 17.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. This section describes NW Holdings' and NW Natural's exposure to these risks, as applicable. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the six months ended June 30, 2019. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2018 Form 10-K.

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

(b) Changes in Internal Control Over Financial Reporting

NW Holdings and NW Natural management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

There have been no changes in NW Natural's or NW Holdings' internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31a., Exhibit 31b., Exhibit 31c. and Exhibit 31d. should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 17 and those proceedings disclosed and incorporated by reference in Part I, Item 3, “Legal Proceedings” in the 2018 Form 10-K, we have only routine nonmaterial litigation that occurs in the ordinary course of our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
04/01/19-04/30/19	—	$—	—	—
05/01/19-05/31/19	2,302	68.25	—	—
06/01/19-06/30/19	—	—	—	—
Total	2,302	68.25	2,124,528	$16,732,648

(1)
During the quarter ended June 30, 2019, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. However, 2,302 shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs. During the quarter ended June 30, 2019, no shares of NW Holdings common stock were accepted as payment for stock option exercises pursuant to the NW Natural Restated Stock Option Plan.

(2)
During the quarter ended June 30, 2019, no shares of NW Holdings common stock were repurchased pursuant to the Board-Approved share repurchase program. In May 2019, we received NW Holdings Board Approval to extend the repurchase program through May 2022. For more information on this program, refer to Note 5 in the 2018 Form 10-K, and the Form 8-K filed by NW Holdings and NW Natural on May 30, 2019.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2019

Exhibit Index
Exhibit Number	Document
3.1	Amended and Restated Bylaws of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 30, 2019, File No. 1-38681).

3.2	Amended and Restated Bylaws of Northwest Natural Gas Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed May 30, 2019, File No. 1-15973).

4.1	Credit Agreement, dated as of June 27, 2019, among NW Natural Water Company, LLC, Northwest Natural Holding Company, the lenders party thereto, and Bank of Montreal, as administrative agent.

10.1	Supplemental Executive Retirement Plan of Northwest Natural Gas Company, 2018 Restatement, as amended July 25, 2019

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials formatted in Inline Extensible Business Reporting Language (iXBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104.	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	August 6, 2019
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	August 6, 2019
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller