Form 10-K
period 2019-12-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2020-03-02
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________

Commission file number			1-38681			Commission file number			1-15973

NORTHWEST NATURAL HOLDING COMPANY						NORTHWEST NATURAL GAS COMPANY
(Exact name of registrant as specified in its charter)						(Exact name of registrant as specified in its charter)
	Oregon	82-4710680					Oregon	93-0256722
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)					(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 S.W. Taylor Street						250 S.W. Taylor Street
Portland	Oregon	97204				Portland	Oregon	97204
	(Address of principal executive offices)	(Zip Code)					(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number:		(503)	226-4211			Registrant’s telephone number:		(503)	226-4211

Securities registered pursuant to Section 12(b) of the Act:
Registrant			Title of each class				Trading Symbol	Name of each exchange on which registered
Northwest Natural Holding Company			Common Stock				NWN	New York Stock Exchange
Northwest Natural Gas Company			None				None	None
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	NORTHWEST NATURAL HOLDING COMPANY	Yes	☒	No	☐		NORTHWEST NATURAL GAS COMPANY	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
	NORTHWEST NATURAL HOLDING COMPANY	Yes	☐	No	☒		NORTHWEST NATURAL GAS COMPANY	Yes	☐	No	☒

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
As of the end of the second quarter of 2019, the aggregate market value of the shares of Common Stock of Northwest Natural Holding Company (based upon the closing price of these shares on the New York Stock Exchange on June 28, 2019) held by non-affiliates was $2,088,864,819.

At February 24, 2020, 30,484,008 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northwest Natural Holding Company's Proxy Statement, to be filed in connection with the 2020 Annual Meeting of Shareholders, are incorporated by reference in Part III.

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
CODM
Chief Operating Decision Maker, which for accounting purposes is defined as an individual or group of individuals responsible for the allocation of resources and assessing the performance of the entity's business units

Core NGD Customers	Residential, commercial, and industrial customers receiving firm service from the Natural Gas Distribution business.
Cost of Gas
The delivered cost of natural gas sold to customers, including the cost of gas purchased or withdrawn/produced from storage inventory or reserves, gains and losses from gas commodity hedges, pipeline demand costs, seasonal demand cost balancing adjustments, and regulatory gas cost deferrals

CPUC	California Public Utilities Commission, the entity that regulates our California gas storage business at the Gill Ranch facility with respect to rates and terms of service, among other matters
Decoupling
A natural gas billing rate mechanism, also referred to as a conservation tariff, which is designed to allow a utility to encourage industrial and small commercial customers to conserve energy while not adversely affecting the utility's earnings due to reductions in sales volumes

Demand Cost	A component in NGD customer rates representing the cost of securing firm pipeline capacity, whether the capacity is used or not
EBITDA	Earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure
EE/CA	Engineering Evaluation / Cost Analysis
Encana	Encana Oil & Gas (USA) Inc.
Energy Corp	Northwest Energy Corporation, a wholly-owned subsidiary of Northwest Natural Gas Company
EPA	Environmental Protection Agency
EPS	Earnings per share
ECRM	Environmental Cost Recovery Mechanism, a billing rate mechanism for recovering prudently incurred environmental site remediation costs allocable to Washington customers through NGD customer billings
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission; the entity regulating interstate storage services offered by the Mist gas storage facility
Firm Service	Natural gas service offered to customers under contracts or rate schedules that will not be disrupted to meet the needs of other customers
FMBs	First Mortgage Bonds
General Rate Case	A periodic filing with state or federal regulators to establish billing rates for utility customers
GHG	Greenhouse gases
Gill Ranch	Gill Ranch Storage, LLC, a wholly-owned subsidiary of NW Natural Gas Storage, LLC
Gill Ranch Facility	Underground natural gas storage facility near Fresno, California, with 75% owned by Gill Ranch and 25% owned by PG&E
GTN	Gas Transmission Northwest, LLC which owns a transmission pipeline serving California and the Pacific Northwest
Heating Degree Days	Units of measure reflecting temperature-sensitive consumption of natural gas, calculated by subtracting the average of a day’s high and low temperatures from 59 degrees Fahrenheit
Interruptible Service
Natural gas service offered to customers (usually large commercial or industrial users) under contracts or rate schedules that allow for interruptions when necessary to meet the needs of firm service customers

Interstate Storage Services	The portion of the Mist gas storage facility not used to serve NGD customers, instead serving utilities, gas marketers, electric generators, and large industrial users
IPUC	Public Utility Commission of Idaho; the entity that regulates NW Holdings' regulated water businesses with respect to rates and terms of service, among other matters

IRP	Integrated Resource Plan
KB	Kelso-Beaver Pipeline, of which 10% is owned by KB Pipeline Company, a subsidiary of NNG Financial Corporation
LNG	Liquefied Natural Gas, the cryogenic liquid form of natural gas. To reach a liquid form at atmospheric pressure, natural gas must be cooled to approximately negative 260 degrees Fahrenheit
MAP-21	A federal pension plan funding law called the Moving Ahead for Progress in the 21st Century Act, July 2012
Moody's	Moody's Investors Service, Inc., credit rating agency
NAV	Net Asset Value
NGD
Natural Gas Distribution, a segment of NW Natural Holding Company and NW Natural Gas Company that provides regulated natural gas distribution services to residential, commercial, and industrial customers in Oregon and Southwest Washington

NGD Margin	A financial measure used by NW Natural's CODM consisting of NGD operating revenues less the associated cost of gas, franchise taxes, and environmental recoveries
NNG Financial	NNG Financial Corporation, a wholly-owned subsidiary of NW Holdings
NOL	Net Operating Loss
NRD	Natural Resource Damages
NW Holdings	Northwest Natural Holding Company
NW Natural	Northwest Natural Gas Company, a wholly-owned subsidiary of NW Holdings
NWN Energy	NW Natural Energy, LLC, a wholly-owned subsidiary of NW Holdings
NWN Gas Reserves	NWN Gas Reserves LLC, a wholly-owned subsidiary of Energy Corp
NWN Gas Storage	NW Natural Gas Storage, LLC, a wholly-owned subsidiary of NWN Energy
ODEQ	Oregon Department of Environmental Quality
OPEIU	Office and Professional Employees International Union Local No. 11, AFL-CIO, the Union which represents NW Natural's bargaining unit employees
OPUC
Public Utility Commission of Oregon; the entity that regulates our Oregon natural gas and regulated water businesses with respect to rates and terms of service, among other matters; the OPUC also regulates the Mist gas storage facility's intrastate storage services

PBGC	Pension Benefit Guaranty Corporation
PG&E	Pacific Gas & Electric Company; 25% owner of the Gill Ranch Facility
PGA
Purchased Gas Adjustment, a regulatory mechanism primarily used to adjust natural gas customer rates to reflect changes in the forecasted cost of gas and differences between forecasted and actual gas costs from the prior year

Portland General	Portland General Electric; primary customer of the North Mist gas storage facility
PHMSA	U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration
PRP	Potentially Responsible Parties
RI/FS	Remedial Investigation / Feasibility Study
RNG	Renewable Natural Gas, a source of natural gas derived from organic materials which may be captured, refined, and distributed on natural gas pipeline systems
ROD	Record of Decision
ROE
Return on Equity, a measure of corporate profitability, calculated as net income or loss divided by average common equity. Authorized ROE refers to the equity rate approved by a regulatory agency for use in determining utility revenue requirements

ROR
Rate of Return, a measure of return on utility rate base. Authorized ROR refers to the rate of return approved by a regulatory agency and is generally discussed in the context of ROE and capital structure

S&P	Standard & Poor's, a credit rating agency and division of The McGraw-Hill Companies, Inc.
Sales Service	Service provided whereby a customer purchases both natural gas commodity supply and transportation from the NGD business
SEC	U.S. Securities and Exchange Commission
SRRM
Site Remediation and Recovery Mechanism, a billing rate mechanism for recovering prudently incurred environmental site remediation costs allocable to Oregon through NGD customer billings, subject to an earnings test

TCJA	The Tax Cuts and Jobs Act enacted on December 22, 2017
Therm	The basic unit of natural gas measurement, equal to one hundred thousand British thermal units
TWH	Trail West Holdings, LLC, 50% owned by NWN Energy

TWP	Trail West Pipeline, LLC, a subsidiary of TWH
TransCanada	TransCanada Pipelines Limited, owner of TransCanada American Investments, Ltd., a 50% owner of TWH, and GTN
Transportation Service	Service provided whereby a customer purchases natural gas directly from a supplier but pays the utility to transport the gas over its distribution system to the customer’s facility
U.S. GAAP	Accounting principles generally accepted in the United States of America
WARM	An Oregon billing rate mechanism applied to natural gas residential and commercial customers to adjust for temperature variances from average weather
WUTC	Washington Utilities and Transportation Commission, the entity that regulates our Washington natural gas and regulated water businesses with respect to rates and terms of service, among other matters.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to the safe harbors created by such Act. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, projections and predictions;

•	objectives, goals or strategies;

•	assumptions, generalizations and estimates;

•	ongoing continuation of past practices or patterns;

•	future events or performance;

•	trends;

•	risks;

•	uncertainties;

•	timing and cyclicality;

•	earnings and dividends;

•	capital expenditures and allocation;

•	capital or organizational structure;

•	climate change and our role in a low-carbon, renewable-energy future;

•	our strategy to reduce greenhouse gas emissions in the communities we serve;

•	growth;

•	customer rates;

•	labor relations and workforce succession;

•	commodity costs;

•	gas reserves;

•	operational performance and costs;

•	energy policy, infrastructure and preferences;

•	public policy approach and involvement;

•	efficacy of derivatives and hedges;

•	liquidity, financial positions, and planned securities issuances;

•	valuations;

•	project and program development, expansion, or investment;

•	business development efforts, including acquisitions and integration thereof, and the timing and impact of planned dispositions;

•	implementation and execution of our water strategy;

•	pipeline capacity, demand, location, and reliability;

•	adequacy of property rights and operations center development;

•	technology implementation and cybersecurity practices;

•	competition;

•	procurement and development of gas (including for renewable natural gas) and water supplies;

•	estimated expenditures;

•	costs of compliance;

•	customers bypassing our infrastructure;

•	credit exposures;

•	rate or regulatory outcomes, recovery or refunds;

•	impacts or changes of laws, rules and regulations;

•	tax liabilities or refunds, including effects of tax reform;

•	levels and pricing of gas storage contracts and gas storage markets;

•	outcomes, timing and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations, expectations and treatment with respect to retirement plans;

•	availability, adequacy, and shift in mix, of gas and water supplies;

•	effects of new or anticipated changes in critical accounting policies or estimates;

•	approval and adequacy of regulatory deferrals;

•	effects and efficacy of regulatory mechanisms; and

•	environmental, regulatory, litigation and insurance costs and recoveries, and timing thereof.

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

Item 8 in this Annual Report on Form 10-K includes separate financial statements (i.e. balance sheets, statements of comprehensive income, statements of cash flows, and statements of equity) for NW Holdings and NW Natural, in that order. References in this discussion to the "Notes" are to the Notes to the Consolidated Financial Statements in Item 8 of this report. The Notes to the Consolidated Financial Statements are presented on a combined basis for both entities except where expressly noted otherwise. All Items other than Item 8 are combined for the reporting companies.

ITEM 1. BUSINESS

OVERVIEW

On October 1, 2018, we completed a reorganization into a holding company structure. In this reorganization, shareholders of NW Natural (the predecessor publicly held parent company) became shareholders of NW Holdings, on a one-for-one basis, with the same number of shares and same ownership percentage as they held in NW Natural immediately prior to the reorganization. NW Natural became a wholly owned subsidiary of NW Holdings. Additionally, certain subsidiaries of NW Natural were transferred to NW Holdings. As required under generally accepted accounting principles, these subsidiaries are presented as discontinued operations in the 2018 and 2017 consolidated results of NW Natural within this report.

NW Holdings is a holding company headquartered in Portland, Oregon and owns NW Natural, NW Natural Water Company, LLC (NWN Water), and other businesses and activities. NW Natural is NW Holdings’ largest subsidiary.

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

In addition, NW Holdings has reported discontinued operations results related to the pending sale of Gill Ranch Storage, LLC (Gill Ranch). NW Natural Gas Storage, LLC (NWN Gas Storage), currently an indirect wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement during the second quarter of 2018 that provides for the sale of all membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility. Pacific Gas and Electric Company (PG&E) owns the remaining 25% interest in the Gill Ranch Gas Storage Facility. See Note 19 of the Consolidated Financial Statements in Item 8 of this report for more information.

NATURAL GAS DISTRIBUTION (NGD) SEGMENT

Both NW Holdings and NW Natural have one reportable segment, the NGD segment, which is operated by NW Natural. NGD provides natural gas service through approximately 760,000 meters in Oregon and southwest Washington. Approximately 89% of customers are located in Oregon and 11% are located in southwest Washington.

NW Natural has been allocated an exclusive service territory by the Oregon Public Utility Commission (OPUC) and Washington Utilities and Transportation Commission (WUTC), which includes the major population centers in western Oregon, including the Portland metropolitan area, most of the Willamette Valley, the Coastal area from Astoria to Coos Bay, and portions of Washington along the Columbia River. Portland serves as a major West Coast port and is a key distribution center. Major businesses located in NW Natural's service territory include retail, manufacturing, and high-technology industries.

Customers
The NGD business serves residential, commercial, and industrial customers with no individual customer accounting for more than 10% of NW Natural's or NW Holdings' revenues. On an annual basis, residential and commercial customers typically account for approximately 60% of NGD volumes delivered and approximately 90% of margin. Industrial and other customers largely account for the remaining volumes and margin.

The following table presents summary meter information for the NGD segment as of December 31, 2019:

	Number of Meters	% of Volumes	% of Margin
Residential	692,012	38%	63%
Commercial	69,858	22%	24%
Industrial	1,007	40%	8%
Other(1)	N/A	N/A	5%
Total	762,877	100%	100%

(1)
NGD margin is also affected by other items, including miscellaneous revenues, gains or losses from NW Natural's gas cost incentive sharing mechanism, other margin adjustments, and other regulated services.

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

Customer growth rates for natural gas utilities in the Pacific Northwest historically have been among the highest in the nation due to lower market saturation as natural gas became widely available as a residential heating source after other fuel options. We estimate natural gas was in approximately 63% of single-family residential homes in NW Natural's service territory in 2019. Customer growth in our region comes mainly from the following sources: single-family housing, both new construction and conversions; multifamily housing new construction; and commercial buildings, both new construction and conversions. Single-family new construction has consistently been our largest source of growth. Continued customer growth is closely tied to the comparative price of natural gas to electricity and fuel oil and the economic health of Portland, Oregon and Vancouver, Washington. We believe there is potential for continued growth as natural gas is a preferred direct energy source due to its affordability, reliability, comfort, convenience, and clean qualities.

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

NW Natural files general rate cases and rate tariff requests periodically with the OPUC and WUTC to establish approved rates, an authorized return on equity (ROE), an overall rate of return (ROR) on rate base, an authorized capital structure, and other revenue/cost deferral and recovery mechanisms.

NW Natural is also regulated by the Federal Energy Regulatory Commission (FERC). Under NW Natural's Mist interstate storage certificate with FERC, NW Natural is required to file either a petition for rate approval or a cost and revenue study every five years to change or justify maintaining the existing rates for the interstate storage service.

For further discussion on our most recent general rate cases, see Part II, Item 7, "Results of Operations—Regulatory Matters—Regulation and Rates."

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

The projected maximum design day firm NGD customer sendout is approximately 10 million therms. Of this total, the NGD business is currently capable of meeting about 57% of requirements with gas from storage located within or adjacent to its service territory, while the remaining supply requirements would come from gas purchases under firm gas purchase contracts and recall agreements.

NW Natural segments transportation capacity, which is a natural gas transportation mechanism under which a shipper can leverage its firm pipeline transportation capacity by separating it into multiple segments with alternate delivery routes. The reliability of service on these alternate routes will vary depending on the constraints of the pipeline system. For those segments with acceptable reliability, segmentation provides a shipper with increased flexibility and potential cost savings compared to traditional pipeline service. The NGD business relies on segmentation of firm pipeline transportation capacity that flows from Stanfield, Oregon to various points south of Molalla, Oregon.

We believe gas supplies would be sufficient to meet existing NGD firm customer demand in the event of maximum design day weather conditions.

The following table shows the sources of supply projected to be used to satisfy the design day sendout for the 2019-20 winter heating season:

Therms in millions	Therms	Percent
Sources of NGD supply:
Firm supply purchases	3.4	34%
Mist underground storage (NGD only)	3.1	31%
Company-owned LNG storage	1.9	19%
Off-system storage contract	0.5	5%
Pipeline segmentation capacity	0.6	6%
Recall agreements	0.4	4%
Peak day citygate deliveries	0.1	1%
Total	10.0	100%

The OPUC and WUTC have Integrated Resource Planning (IRP) processes in which utilities define different growth scenarios and corresponding resource acquisition strategies in an effort to evaluate supply and demand resource requirements, consider uncertainties in the planning process and the need for flexibility to respond to changes, and establish a plan for providing reliable service at the least cost.

NW Natural files a full IRP biennially for Oregon and Washington with the OPUC and the WUTC, respectively, and files updates between filings. The OPUC acknowledges NW Natural's action plan, whereas the WUTC provides notice that the IRP has met the requirements of the Washington Administrative Code. OPUC acknowledgment of the IRP does not constitute ratemaking approval of any specific resource acquisition strategy or expenditure. However, the OPUC Commissioners generally indicate that they would give considerable weight in prudence reviews to actions consistent with acknowledged plans. The WUTC has indicated the IRP process is one factor it will consider in a prudence review. For additional information see Part II, Item 7, "Results of Operations—Regulatory Matters."

Diversity of Supply Sources
NW Natural purchases gas supplies primarily from the Alberta and British Columbia provinces of Canada and multiple receipt points in the U.S. Rocky Mountains to protect against regional supply disruptions and to take advantage of price differentials. For 2019, 58% of gas supply came from Canada, with the balance primarily coming from the U.S. Rocky Mountain region. The extraction of shale gas has increased the availability of gas supplies throughout North America. We believe gas supplies available in the western United States and Canada are adequate to serve NGD customer requirements for the foreseeable future. NW Natural continues to evaluate the long-term supply mix based on projections of gas production and pricing in the U.S. Rocky Mountain region as well as other regions in North America. NW Natural has also announced its intent to incorporate Renewable Natural Gas (RNG) into its supply portfolio.

NW Natural supplements firm gas supply purchases with gas withdrawals from gas storage facilities, including underground reservoirs and LNG storage facilities. Storage facilities are generally injected with natural gas during the off-peak months in the spring and summer, and the gas is withdrawn for use during peak demand months in the winter.

The following table presents the storage facilities available for NGD business supply:

	Maximum Daily Deliverability (therms in millions)	Designed Storage Capacity (Bcf)
Gas Storage Facilities
Owned Facility
Mist, Oregon (Mist Facility)(1)	3.1	10.6
Mist, Oregon (North Mist Facility)(2)	1.3	4.1
Contracted Facility
Jackson Prairie, Washington(3)	0.5	1.1
LNG Facilities
Owned Facilities
Newport, Oregon	0.6	1.0
Portland, Oregon	1.3	0.6
Total	6.8	17.4

(1)
The Mist gas storage facility has a total maximum daily deliverability of 5.4 million therms and a total designed storage capacity of about 16.0 Bcf, of which 3.1 million therms of daily deliverability and 10.6 Bcf of storage capacity are reserved for NGD business customers.

(2)
The North Mist facility is contracted to exclusively serve Portland General Electric, a local electric utility, and may not be used to serve other NGD customers. See "North Mist Gas Storage Facility" below for more information.

(3)	The storage facility is located near Chehalis, Washington and is contracted from Northwest Pipeline, a subsidiary of The Williams Companies.

The Mist facility serves NGD segment customers and is also used for non-NGD purposes, primarily for contracts with gas storage customers, including utilities and third-party marketers. Under regulatory agreements with the OPUC and WUTC, gas storage at Mist can be developed in advance of NGD customer needs but is subject to recall when needed to serve such customers as their demand increases. When storage capacity is recalled for NGD purposes it becomes part of the NGD segment. In 2019, the NGD business did not recall additional deliverability or associated storage capacity to serve customer needs. The North Mist facility is contracted for the exclusive use of Portland General Electric, a local electric utility, and may not be used to serve other NGD customers. See "North Mist Gas Storage Facility" below.

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

During 2019, a total of 836 million therms were purchased under contracts with durations as follows:

Contract Duration (primary term)	Percent of Purchases
Long-term (one year or longer)	33%
Short-term (more than one month, less than one year)	21
Spot (one month or less)	46
Total	100%

Gas supply contracts are renewed or replaced as they expire. During 2019, no individual supplier provided 10% or more of the NGD business gas supply requirements.

Gas Cost Management
The cost of gas sold to NGD customers primarily consists of the following items, which are included in annual Purchased Gas Adjustment (PGA) rates: gas purchases from suppliers; charges from pipeline companies to transport gas to our distribution system; gas storage costs; gas reserves contracts; and gas commodity derivative contracts.

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

•	buying physical gas supplies at a set price and injecting the gas into storage for price stability and to minimize pipeline capacity demand costs; and

•	investing in gas reserves for longer term price stability. See Note 13 for additional information about our gas reserves.

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

Gas Cost Recovery
Mechanisms for gas cost recovery are designed to be fair and reasonable, with an appropriate balance between the interests of customers and NW Natural. In general, natural gas distribution rates are designed to recover the costs of, but not to earn a return on, the gas commodity sold. Risks associated with gas cost recovery are minimized by resetting customer rates annually through the PGA and aligning customer and shareholder interests through the use of sharing, weather normalization, and conservation mechanisms in Oregon. See Part II, Item 7, "Results of Operations—Regulatory Matters" and "Results of Operations—Business Segments—Natural Gas Distribution Operations—Cost of Gas".

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

NW Natural incurs monthly demand charges related to firm pipeline transportation contracts. These contracts have expiration dates ranging from 2020 to 2061. The largest pipeline agreements are with Northwest Pipeline. NW Natural actively works with Northwest Pipeline and others to renew contracts in advance of expiration to ensure gas transportation capacity is sufficient to meet customer needs.

Rates for interstate pipeline transportation services are established by FERC within the U.S. and by Canadian authorities for services on Canadian pipelines.

As mentioned above, the service territory is dependent on a single pipeline for its natural gas supply. In October 2018, a critical natural gas pipeline in western Canada experienced a rupture and gas supply to the Pacific Northwest was disrupted. NW Natural was able to serve firm NGD business customers during the incident with natural gas from the Mist storage facility and realignment of other supplies. The pipeline was restored to full capacity in December 2019. Pipeline disruptions, replacement projects, and long-term projected natural gas demand in our region underscore the need for pipeline transportation diversity. In addition, there are potential industrial projects in the region, which could increase the demand for natural gas and the need for additional pipeline capacity and diversity.

Currently, there are various interstate pipeline projects proposed, including the Trail West pipeline in which NW Holdings has an interest, that could meet the forecasted demand growth for NW Natural and the region. However, the location of any future pipeline project will likely depend on the location of committed industrial projects. NW Holdings and NW Natural intend to continue to evaluate and closely monitor the currently contemplated projects to determine the best option for our customers. NW Holdings has an equity investment in Trail West Holdings, LLC (TWH), which is developing plans to build the Trail West pipeline. This pipeline would connect TransCanada Pipelines Limited’s (TransCanada) Gas Transmission Northwest (GTN) interstate transmission line to NW Natural's natural gas distribution system. If constructed, this pipeline would provide another transportation path for gas purchases from Alberta and the U.S. Rocky Mountains in addition to the one that currently moves gas through the Northwest Pipeline system.

Gas Distribution
Safety and the protection of employees, customers, and our communities at large are, and will remain, top priorities. NW Natural constructs, operates, and maintains its pipeline distribution system and storage operations with the goal of ensuring natural gas is delivered and stored safely, reliably, and efficiently.

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

Natural gas distribution businesses are likely to be subject to greater federal and state regulation in the future. Additional operating and safety regulations from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) are currently under development. In 2016, PHMSA issued safety requirements for natural gas transmission pipelines. In 2019, PHMSA issued the first of three portions of these regulations which will go into effect on July 1, 2020 and include up to a 15-year timeline for compliance. The remaining portions of the regulations are anticipated to be issued in 2020. NW Natural intends to continue to work diligently with industry associations as well as federal and state regulators to ensure the safety of the system and compliance with new laws and regulations. The costs associated with compliance with federal, state, and local laws and regulations are expected to be recovered in rates.

North Mist Gas Storage Facility
In May 2019, NW Natural completed an expansion of its existing gas storage facility near Mist, Oregon. The North Mist facility provides long-term, no-notice underground gas storage service and is dedicated solely to Portland General Electric (Portland General) under a 30-year contract with options to extend up to an additional 50 years upon mutual agreement of the parties. Portland General uses the facility to support its gas-fired electric power generation facilities, which incorporate renewable energy into the electric grid.

North Mist includes a new reservoir providing 4.1 Bcf of available storage, an additional compressor station with a contractual capacity of 120,000 dekatherms of gas per day, no-notice service that can be drawn on rapidly, and a 13-mile pipeline to connect to Portland General's Port Westward gas plants in Clatskanie, Oregon.

Upon placement into service in May 2019, the facility was included in rate base under an established tariff schedule with revenues recognized consistent with the schedule. Billing rates will be updated annually to the current depreciable asset level and forecasted operating expenses.

While there are additional expansion opportunities in the Mist storage field, further development is not contemplated at this time and any expansion would be based on market demand, cost effectiveness, available financing, receipt of future permits, and other rights.

OTHER

Certain businesses and activities of NW Holdings and NW Natural are aggregated and reported as other for segment reporting purposes. These include the following businesses and activities aggregated under NW Holdings:

•	NW Natural Water Company, LLC (NWN Water) and its water and wastewater utility operations and acquisition activities;

•
an equity method investment in TWH, a joint venture to build and operate a gas transmission pipeline in Oregon. TWH is owned 50% by NW Natural Energy LLC (NWN Energy), a wholly owned subsidiary of NW Holdings, and 50% by TransCanada American Investments Ltd., an indirect wholly owned subsidiary of TransCanada;

•	a minority interest in the Kelso-Beaver Pipeline held by our wholly owned subsidiary NNG Financial Corporation (NNG Financial); and

•	holding company and corporate activities as well as adjustments made in consolidation.

WATER UTILITIES. After a comprehensive strategic planning process, in December 2017, we entered the water utility sector by announcing several acquisitions, which NWN Water subsequently closed. Through December 31, 2019, NWN Water has completed a total of eight acquisitions, with several additional signed acquisition agreements for privately-owned water and wastewater utilities in the Pacific Northwest and Texas. The pending water distribution transactions are subject to state utility commission approvals and are expected to close during 2020. Once closed, NWN Water expects to serve a total of approximately 62,000 people through 25,000 water and wastewater connections in the Pacific Northwest and Texas, with an aggregate investment of $110 million. NW Holdings continues to pursue additional acquisitions in a disciplined manner.

The water and wastewater utilities primarily serve residential and commercial customers in the Pacific Northwest. Water distribution operations are seasonal in nature with peak demand during warmer summer months, while wastewater is less seasonally affected. Entities generally operate in exclusive service territories with no direct competitors. Water distribution customer rates are regulated by state utility commissions while the wastewater businesses we own currently are not rate regulated by utility commissions.

Additionally, the following businesses and activities are aggregated and reported as other under NW Natural, a wholly owned subsidiary of NW Holdings:

•	5.4 Bcf of the Mist gas storage facility contracted to other utilities and third-party marketers;

•	natural gas asset management activities; and

•	appliance retail center operations.

MIST GAS STORAGE. The Mist gas storage facility began operations in 1989. It is a 16 Bcf facility with 10.6 Bcf used to provide gas storage for the NGD business. The remaining 5.4 Bcf of the facility is contracted with other utilities and third-party marketers with these results reported in other.

The overall facility consists of seven depleted natural gas reservoirs, 22 injection and withdrawal wells, a compressor station, dehydration and control equipment, gathering lines, and other related facilities. The capacity at Mist serving other utilities and third-party marketers provides multi-cycle gas storage services to customers in the interstate and intrastate markets. The interstate storage services are offered under a limited jurisdiction blanket certificate issued by FERC. Under NW Natural's interstate storage certificate with FERC, NW Natural is required to file either a petition for rate approval or a cost and revenue study every five years to change or justify maintaining the existing rates for the interstate storage service. Intrastate firm storage services in Oregon are offered under an OPUC-approved rate schedule as an optional service to certain eligible customers. Gas storage revenues from the 5.4 Bcf are derived primarily from firm service customers who provide energy-related services, including natural gas distribution, electric generation, and energy marketing. The Mist facility benefits from limited competition as there are few storage facilities in the Pacific Northwest region. Therefore, NW Natural is able to acquire high-value, multi-year contracts.

ASSET MANAGEMENT ACTIVITIES. NW Natural contracts with an independent energy marketing company to provide asset management services, primarily through the use of natural gas commodity exchange agreements and natural gas pipeline capacity release transactions. The results of these activities are included in other, except for the asset management revenues allocated to NGD business customers pursuant to regulatory agreements, which are reported in the NGD segment.

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

NW Natural has received recovery of a portion of such environmental costs through insurance proceeds, seeks the remainder of such costs through customer rates, and believes recovery of these costs is probable. In both Oregon and Washington, NW Natural has mechanisms to recover expenses. Oregon recoveries are subject to an earnings test. See Part II, Item 7, "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery", Note 2, and Note 18.

Greenhouse Gas Matters
We recognize certain of our businesses, including our natural gas business, are likely to be affected by requirements to address greenhouse gas emissions. Future federal, state or local legislation or regulation may seek to limit emissions of greenhouse gases, including both carbon dioxide (CO2) and methane. These potential laws and regulations may require certain activities to reduce emissions and/or increase the price paid for energy based on its carbon content.

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

The Oregon and Washington legislatures and governors continue to consider various greenhouse gas reduction initiatives, and ballot measures may be proposed in each state. For example, in prior legislative sessions the Oregon legislature has considered cap and trade bills, and cap and trade may be considered again in future legislative sessions. While the contents of any cap and trade bill are not currently certain, such a bill could create a declining cap on greenhouse gas emissions from a wide variety of sources, including electric and natural gas utilities, and could require entities with a compliance obligation to hold permits, or allowances, to emit greenhouse gas emissions on a per ton basis. A cap and trade bill was considered in the 2019 Oregon legislative session, and failed due to lack of quorum for a vote. That bill included considerations for natural gas utilities, such as provisions for low-income customers and the value of certain allowances that could be used to invest in emission-reducing initiatives.

Even if a state-wide cap and trade program is not addressed in a legislative session, ballot measures may be proposed by advocacy groups in Oregon. These measures may include requirements for carbon free electricity, investments in electrification programs, or accelerating Oregon's existing greenhouse gas pollution targets. While the outcome of these federal, state or local climate change policy developments cannot be determined at this time, these initiatives could produce a number of results including new regulations, legal actions, additional charges to fund energy efficiency activities, or other regulatory actions. The adoption and implementation of regulations limiting emissions of greenhouse gases could require NW Natural to incur compliance costs associated with our customers’ use, which we expect to recover through rates and therefore may result in an increase in the prices charged to customers and over time potentially a decline in the demand for natural gas.

Some local and county governments in the United States have been proposing or passing 100% renewable energy resolutions with advocates calling for electrification of new construction or seeking to accelerate renewable energy goals. At least one city in our service territory is currently considering such action. Similarly, various federal and state agencies have enacted or are considering enactment of rules that would limit greenhouse gas emissions. For example, the state of Washington's Department of Ecology (DOE) enacted the Clean Air Rule (CAR) in 2016, which capped the maximum greenhouse gas emissions allowed from stationary sources, such as natural gas utilities. For gas distribution utilities, the production of emissions from usage by their customers was considered to be production of emissions attributable to the utility. In December 2017, a Washington State Court ruled that the DOE lacked legislative authority to regulate non-emitting sources, such as natural gas distribution utilities. In January 2020, the Supreme Court of the State of Washington upheld the lower court’s ruling that the DOE lacked legislative authority to regulate non-emitters, and remanded to the lower court application of the rule to emitting sources, such as electric generating plants, for further proceedings.

In 2017, NW Natural initiated a multi-pronged, multi-year strategy to accelerate and deliver greater greenhouse gas emission reductions in the communities we serve. Key components of this strategy include energy efficiency, continued adoption of NW Natural's voluntary Smart Energy carbon offset program, and incorporating RNG into our gas supply. RNG is produced from organic materials like food, agricultural and forestry waste, wastewater, or landfills. Methane is captured from these organic materials as they decompose and is conditioned to pipeline quality, so it can be added into the existing natural gas system, reducing net greenhouse gas emissions associated with the natural gas energy supply. In 2019, Oregon Senate bill 98 (SB 98) was signed into law allowing NW Natural to procure RNG on behalf of customers and providing voluntary targets that would allow us to make qualified investments and purchase RNG from third parties such that up to 30% of the gas distributed to retail customers is RNG by 2050, and creating a limit of 5% of a utility's revenue requirement that can be used to cover the incremental cost of RNG. The OPUC is required to complete the rulemaking for SB 98 by July 31, 2020. NW Natural is actively working to procure RNG contracts for customers, and is engaging in longer-term efforts to increase the amount of RNG on our system and explore the development of renewable hydrogen through power to gas.

NW Natural continues to take proactive steps in seeking to reduce greenhouse gas emissions in our region and is proactively communicating with local, state and federal governments and communities about those steps. We believe that NW Natural has a vital role in providing energy to the communities we serve. Each year, NW Natural delivers more energy in Oregon than any other utility, while sales of natural gas to our residential and commercial customers account for approximately 5% of Oregon’s greenhouse gas emissions according to the State of Oregon Department of Environmental Quality In-Boundary GHG Inventory 2015 Figures. We intend to continue to provide this necessary energy to our communities and to use our modern pipeline system to help the Pacific Northwest move to a low-carbon, renewable energy future.

EMPLOYEES

At December 31, 2019, our workforce consisted of the following:

NW Natural:
Unionized employees(1)	626
Non-unionized employees	541
Total NW Natural	1,167

Other Entities:
Water company employees	38
Other	15
Total other entities	53

Total Employees	1,220

(1)	Members of the Office and Professional Employees International Union (OPEIU) Local No. 11, AFL-CIO.

NW Natural's labor agreement with members of OPEIU covers wages, benefits, and working conditions. In November 2019, NW Natural's unionized employees ratified a collective bargaining agreement that that took effect on December 1, 2019 and extends to May 31, 2024, and thereafter from year to year unless either party serves notice of its intent to negotiate modifications to the collective bargaining agreement.

Certain subsidiaries may receive services from employees of other subsidiaries. When such services involve regulated entities, those entities receiving services reimburse the entity providing services pursuant to shared services agreements, as applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

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

NW Holdings and NW Natural have adopted a Code of Ethics for all employees, officers, and directors that is available on our website. We intend to disclose revisions and amendments to, and any waivers from, the Code of Ethics for officers and directors on our website. Our Corporate Governance Standards, Director Independence Standards, charters of each of the committees of the Board of Directors, and additional information about NW Holdings and NW Natural are also available at the website. Copies of these documents may be requested, at no cost, by writing or calling Shareholder Services, NW Natural, 250 S.W. Taylor Street, Portland, Oregon 97204, telephone 503-226-4211 ext. 2402.

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

The OPUC and WUTC have general regulatory authority over NW Natural’s gas business in Oregon and Washington. NW Holdings’ regulated water utility businesses are generally regulated by the public utility commission in the state in which a water business is located. These public utility commissions have broad regulatory authority, including: the rates charged to customers; authorized rates of return on rate base, including ROE; the amounts and types of securities that may be issued by our regulated utility companies, like NW Natural; services our regulated utility companies provide and the manner in which they provide them; the nature of investments our utility companies make; deferral and recovery of various expenses, including, but not limited to, pipeline replacement, environmental remediation costs, capital and information technology investments, commodity hedging expense, and certain employee benefit expenses such as pension costs; transactions with affiliated interests; regulatory adjustment mechanisms such as weather adjustment mechanisms, and other matters. The OPUC also regulates actions investors may take with respect to our utility companies, NW Natural and NW Holdings. Similarly, FERC has regulatory authority over NW Natural’s interstate storage services, and the CPUC has regulatory authority over NW Holdings’ Gill Ranch storage operations. Expansion of our businesses could result in regulation by other regulatory authorities. For example, NW Holdings’ has contracted to acquire a water sector business in Texas that is subject to the regulatory authority of the Public Utility Commission of Texas.

The prices regulators allow us to charge for regulated utility service, and the maximum FERC-approved rates FERC authorizes us to charge for interstate storage and related transportation services, are the most significant factors affecting both NW Natural’s and NW Holdings’ financial position, results of operations and liquidity. State utility regulators have the authority to disallow recovery of costs they find imprudently incurred or otherwise disallowed, and rates that regulators allow may be insufficient for recovery of costs we incur. We expect to continue to make expenditures to expand, improve and safely operate our gas and water utility distribution and gas storage systems. Regulators can deny recovery of those costs. Furthermore, while each applicable state regulator has established an authorized rate of return for our regulated utility businesses, we may not be able to achieve the earnings level authorized. Moreover, in the normal course of business we may place assets in service or incur higher than expected levels of operating expense before rate cases can be filed to recover those costs (this is commonly referred to as regulatory lag). The failure of any regulatory commission to approve requested rate increases on a timely basis to recover costs or to allow an adequate return could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and liquidity.

As companies with regulated utility businesses, we frequently have dockets open with our regulators, including a general rate case filed with the OPUC on December 30, 2019. The regulatory proceedings for these dockets typically involve multiple parties, including governmental agencies, consumer advocacy groups, and other third parties. Each party has differing concerns, but all generally have the common objective of limiting amounts included in rates. We cannot predict the timing or outcome of these proceedings or our pending Oregon general rate case, or the effects of those outcomes on NW Holdings’ and NW Natural’s results of operations and financial condition.

ENVIRONMENTAL LIABILITY RISK. Certain of NW Natural’s, and possibly NW Holdings’, properties and facilities may pose environmental risks requiring remediation, the costs of which are difficult to estimate and which could adversely affect NW Holdings’ and NW Natural’s financial condition, results of operations, and cash flows.

NW Natural owns, or previously owned, properties that require environmental remediation or other action. NW Holdings or NW Natural may now, or in the future, own other properties that require environmental remediation or other action. NW Natural and NW Holdings accrue all material loss contingencies relating to these properties. A regulatory asset at NW Natural has been recorded for estimated costs pursuant to a Deferral Order from the OPUC and WUTC. In addition to maintaining regulatory deferrals, NW Natural settled with most of its historical liability insurers for only a portion of the costs it has incurred to date and expects to incur in the future. To the extent amounts NW Natural recovered from insurance are inadequate and it is unable to recover these deferred costs in utility customer rates, NW Natural would be required to reduce its regulatory assets which would result in a charge to earnings in the year in which regulatory assets are reduced. In addition, in Oregon, the OPUC approved the

SRRM, which limits recovery of deferred amounts to those amounts which satisfy an annual prudence review and an earnings test that requires NW Natural to contribute additional amounts toward environmental remediation costs above approximately $10 million in years in which NW Natural earns above its authorized ROE. To the extent NW Natural earns more than its authorized ROE in a year, it would be required to cover environmental expenses greater than the $10 million with those earnings that exceed its authorized ROE. The OPUC ordered a review of the SRRM in 2018 or when we obtain greater certainty of environmental costs, whichever occurred first. We submitted information for review in 2018, and believe we could be subject to further review. These ongoing prudence reviews, the earnings test, or the periodic review could reduce the amounts NW Natural is allowed to recover, and could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

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

NW Holdings and NW Natural are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local governmental authorities relating to protection of the environment, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and waste, groundwater quality and availability, plant and wildlife protection, and other aspects of environmental regulation. For example, our natural gas operations are subject to reporting requirements to the Environmental Protection Agency (EPA) and the Oregon Department of Environmental Quality (ODEQ) regarding greenhouse gas emissions. These and other current and future additional environmental regulations could result in increased compliance costs or additional operating restrictions, which may or may not be recoverable in customer rates or through insurance. If these costs are not recoverable, they could have an adverse effect on NW Holdings’ or NW Natural’s operations or financial condition.

GLOBAL CLIMATE CHANGE RISK. Our businesses may be subject to physical risks associated with climate change, all of which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

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

PUBLIC PERCEPTION AND POLICY RISK. Changes in public sentiment or public policy with respect to natural gas, including through local, state or federal laws or legislation or other regulation (including ballot initiatives), could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

There are a number of international, federal, state, and local legislative, legal, regulatory and other initiatives being proposed and adopted in an attempt to measure, control or limit the effects of global warming and climate change, including GHG emissions such as carbon dioxide and methane. For example, there are current legislative efforts in Oregon, Washington, and other states in which we operate to cap or otherwise restrict the maximum GHGs an entity may emit without reduction efforts or other undertakings. A cap and trade bill was considered in the 2019 Oregon legislative session, and failed due to a lack of quorum for a vote. If a state-wide cap and trade program is not passed during the 2020 Oregon short-legislative session, ballot measures may be proposed by advocacy groups in Oregon's November 2020 election. Similarly, one small jurisdiction in NW Natural’s service territory, Eugene, Oregon, is seeking to pursue reductions in GHG emissions by negotiating for GHG targets, carbon offsets and increased use of RNG in their system. Such current or future legislation, regulation or other initiatives (including ballot initiatives or ordinances) could impose on our natural gas businesses operational requirements or restrictions, additional charges to fund energy efficiency initiatives, or levy a tax based on carbon content. In addition, while no such bans currently exist in NW Natural’s operating territories, certain municipalities, such as Berkeley, California, are moving to restrict new natural gas hookups in residential and other buildings, while other municipalities have considered requiring the conversion of buildings to electric heat, or otherwise adopting policies or incentives to encourage the use of electricity in lieu of natural gas. If successful in our territories, such restrictions could adversely impact customer growth or usage, and could adversely impact our ability to recover costs and maintain reasonable customer rates.

NW Natural believes natural gas has an important role in moving the Pacific Northwest to a low carbon future, and to that end is developing programs and measures to reduce carbon emissions. However, NW Natural’s efforts may not happen quickly enough to keep pace with legislation or other regulation, legal changes or public sentiment, or may not be as effective as expected.

Any of these initiatives, or our unsuccessful response to them, could result in us incurring additional costs to comply with the imposed restrictions, provide a cost or other competitive advantage to energy sources other than natural gas, reduce demand for natural gas, impose costs or restrictions on end users of natural gas, impact the prices we charge our customers, impose increased costs on us associated with the adoption of new infrastructure and technology to respond to such requirements, and could negatively impact public perception of our services or products that negatively diminishes the value of our brand, all of which could adversely affect NW Holdings’ or NW Natural’s business operations, financial condition and results of operations.

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

From time to time, NW Holdings and NW Natural have pursued and may continue to pursue strategic transactions including merger, acquisition, divestiture, joint venture, business development projects or other strategic transactions, including acquisitions by NW Holdings in the water sector of a number of water utilities, wastewater entities and a water services company, with NW Holdings’ continuing to seek other such water sector related opportunities. Any such transactions involve substantial risks, including the following:

•	purchase or sale transactions that are contracted for may fail to close for a variety of reasons;

•
acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels, which could, among other things, result in the impairment of any goodwill associated with such acquisitions;

•	acquired businesses or assets could have environmental, permitting, or other problems for which contractual protections prove inadequate;

•	there may be difficulties in integration or operation costs of new businesses;

•	there may exist liabilities that were not disclosed to us, that exceed our estimates, or for which our rights to indemnification from the seller are limited;

•
we may be unable to obtain the necessary regulatory or governmental approvals to close a transaction, receive approvals granted subject to terms that are unacceptable to us, or be unable to achieve the anticipated regulatory treatment of any such transaction; or

•	we may be unable to avoid a sale of assets for a price that is less than the book value of those assets.

One or more of these risks could affect NW Holdings’ and NW Natural’s financial condition, results of operations, and cash flows.

BUSINESS DEVELOPMENT RISK. NW Holdings’ and NW Natural’s business development projects may encounter unanticipated obstacles, costs, changes or delays that could result in a project becoming impaired, which could negatively impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

Business development projects involve many risks. We are currently engaged in several business development projects, including, but not limited to, NW Holdings’ early planning and development stages for a regional pipeline in Oregon. We may also engage in other business development projects such as investments in additional long-term gas reserves, projects in the water sector, CNG refueling stations, RNG, power to gas or hydrogen projects or other projects intended to reduce carbon emissions. These projects may not be successful. Additionally, we may not be able to obtain required governmental permits and approvals to complete our projects in a cost-efficient or timely manner, potentially resulting in delays or abandonment of the projects. We could also experience issues such as: technological challenges; ineffective scalability; startup and construction delays; construction cost overruns; disputes with contractors; the inability to negotiate acceptable agreements such as rights-of-way, easements, construction, gas supply or other material contracts; changes in customer demand, perception or commitment; public opposition to projects; changes in market prices; and operating cost increases. Additionally, we may be unable to finance our business development projects at acceptable costs or within a scheduled time frame necessary for completing the project. Any of the foregoing risks, if realized, could result in the project becoming impaired, and such impairment could have an adverse effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

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

NW Holdings and NW Natural are subject to all of the risks and hazards inherent in the businesses of gas distribution and storage, and water distribution, including:

•	earthquakes, floods, storms, landslides and other severe weather incidents and natural hazards;

•	leaks or losses of natural gas, water or wastewater, or contamination of natural gas or water by chemicals or compounds, as a result of the malfunction of equipment or facilities or otherwise;

•	damages from third parties;

•	operator errors;

•	negative performance by our storage reservoirs, facilities, or wells that could cause us to fail to meet expected or forecasted operational levels or contractual commitments to our customers;

•
problems maintaining, or the malfunction of, pipelines, wellbores and related equipment and facilities that form a part of the infrastructure that is critical to the operation of our gas and water distribution and gas storage facilities;

•	presence of chemicals or other compounds in natural gas that could adversely affect the performance of the system or end-use equipment;

•	collapse of underground storage reservoirs;

•	inadequate supplies of natural gas or water;

•	operating costs that are substantially higher than expected;

•	migration of natural gas through faults in the rock or to some area of the reservoir where existing wells cannot drain the gas effectively, resulting in loss of the gas;

•	blowouts (uncontrolled escapes of gas from a pipeline or well) or other accidents, fires and explosions; and

•	risks and hazards inherent in the drilling operations associated with the development of gas storage facilities, and wells.

For example TC Pipelines, LP (TC Pipelines) has identified the presence of a chemical substance, dithiazine, at several facilities on the system of its subsidiary, Gas Transmission Northwest (GTN), and those of some upstream and downstream connecting pipeline facilities. A portion of NW Natural’s gas supplies from Canada are transported on GTN’s pipelines. TC Pipelines reports that dithiazine can drop out of gas streams in a powdery form at some points of pressure reduction (for example, at a regulator), and that in incidents where a sufficient quantity of the material accumulates in certain places, improper functioning of equipment can occur, which can result in increased preventative and corrective action costs. While NW Natural has not detected significant quantities of dithiazine on its system to date, we continue to monitor and could discover increased levels of dithiazine or other compounds on NW Natural’s system that could affect the performance of the system or end-use equipment.

These risks could result in disruption of service, personal injury or loss of human life, damage to and destruction of property and equipment, pollution or other environmental damage, breaches of our contractual commitments, and may result in curtailment or suspension of operations, which in turn could lead to significant costs and lost revenues. Further, because our pipeline, storage and distribution facilities are in or near populated areas, including residential areas, commercial business centers, and industrial sites, any loss of human life or adverse financial outcomes resulting from such events could be significant. We could be subject to lawsuits, claims, and criminal and civil enforcement actions. Additionally, we may not be able to maintain the level or types of insurance we desire, and the insurance coverage we do obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. The occurrence of any operating risks not covered by insurance could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

BUSINESS CONTINUITY RISK. NW Holdings and NW Natural may be adversely impacted by local or national disasters, pandemic illness, political unrest, terrorist activities, cyber-attacks or data breaches, and other extreme events to which we may not be able to promptly respond, which could adversely affect NW Holdings’ or NW Natural’s operations or financial condition.

Local or national disasters, pandemic illness, political unrest, terrorist activities, cyber-attacks and data breaches, and other extreme events are a threat to our assets and operations. Companies in critical infrastructure industries may face a heightened risk due to being the target of, and having heightened exposure to, acts of terrorism, including physical and security breaches of our physical infrastructure and information technology systems in the form of cyber-attacks. These attacks could, among other things, target or impact our technology or mechanical systems that operate our distribution, transmission or storage facilities and result in a disruption in our operations, damage to our system and inability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas or other necessary commodities that could affect our operations. Threatened or actual national disasters or terrorist activities may also disrupt capital or bank markets and our ability to raise capital or obtain debt financing, or impact our suppliers or our customers directly. Local disaster, protests or pandemic illness could result in disruption of our infrastructure or part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. A slow or inadequate response to events may have an adverse impact on our operations and earnings. We may not be able to maintain sufficient insurance to cover all risks associated with local and national disasters, pandemic illness, terrorist activities, cyber-attacks and other events. Additionally, large scale natural disasters or terrorist attacks could destabilize the insurance industry making the insurance we do have unavailable, which could increase the risk that an event could adversely affect NW Holdings’ or NW Natural’s operations or financial results.

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

In addition, the ability of NW Holdings’ subsidiaries to pay upstream dividends and make other distributions is subject to applicable state law and regulatory restrictions. Under the OPUC and WUTC regulatory approvals for the holding company formation, if NW Natural ceases to comply with credit and capital structure requirements approved by the OPUC and WUTC, it will not, with limited exceptions, be permitted to pay dividends to NW Holdings. Under the OPUC and WUTC orders authorizing the holding company reorganization, NW Natural may not pay dividends or make distributions to NW Holdings if NW Natural’s credit ratings and common equity levels fall below specified ratings and levels. If NW Natural’s long-term secured credit ratings are below A- for S&P and A3 for Moody’s, dividends may be issued so long as NW Natural’s common equity is 45% or above. If NW Natural’s long-term secured credit ratings are below BBB for S&P and Baa2 for Moody’s, dividends may be issued so long as NW Natural’s common equity is 46% or above. Dividends may not be issued if NW Natural’s long-term secured credit ratings fall to BB+ or below for S&P or Ba1 or below for Moody’s, or if NW Natural’s common equity is below 44%. The ratio is measured using common equity and long-term debt excluding imputed debt or debt-like lease obligations, and is determined on a preceding or projected 13-month basis.

EMPLOYEE BENEFIT RISK. The cost of providing pension and postretirement healthcare benefits is subject to changes in pension assets and liabilities, changing employee demographics and changing actuarial assumptions, which may have an adverse effect on NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

Until NW Natural closed the pension plans to new hires, which for non-union employees was in 2006 and for union employees was in 2009, it provided pension plans and postretirement healthcare benefits to eligible full-time utility employees and retirees. About half of NW Natural’s current utility employees were hired prior to these dates, and therefore remain eligible for these plans. Other businesses we acquire may also have pension plans. The costs to NW Natural, or the other applicable businesses we may acquire, for providing such benefits is subject to change in the market value of the pension assets, changes in employee demographics including longer life expectancies, increases in healthcare costs, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used to calculate our future pension and postretirement healthcare expenses may differ materially from actual results due to significant market fluctuations and changing withdrawal rates, wage rates, interest rates and other factors. These differences may result in an adverse impact on the amount of pension contributions, pension expense or other postretirement benefit costs recorded in future periods. Sustained declines in equity markets and reductions in bond rates may have a material adverse effect on the value of the pension fund assets and liabilities. In these circumstances, NW Natural may be required to recognize increased contributions and pension expense earlier than it had planned to the extent that the value of pension assets is less than the total anticipated liability under the plans, which could have a negative impact on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

WORKFORCE RISK. NW Holdings’ and NW Natural’s businesses are heavily dependent on being able to attract and retain qualified employees and maintain a competitive cost structure with market-based salaries and employee benefits, and workforce disruptions could adversely affect NW Holdings’ or NW Natural’s operations and results.

NW Holdings’ and NW Natural’s ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our largely older workforce retires. We expect that a significant portion of our workforce will retire within the current decade, which will require that we attract, train and retain skilled workers to prevent loss of institutional knowledge or skills gaps. Without an appropriately skilled workforce, our ability to provide quality service and meet our regulatory requirements will be challenged and this could negatively impact NW Holdings' and NW Natural’s earnings. Additionally, a majority of NW Natural workers are represented by the OPEIU Local No. 11 AFL-CIO, and are covered by a collective bargaining agreement that extends to May 31, 2024. Disputes with the union representing NW Natural employees over terms and conditions of their agreement, or failure to timely and effectively renegotiate the agreement, could result in instability in our labor relationship and work stoppages that could impact the timely delivery of gas and other services from our utility and storage facilities, which could strain relationships with customers and state regulators and cause a loss of revenues. The collective bargaining agreements may also limit our flexibility in dealing with NW Natural’s workforce, and the ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace, which may negatively affect NW Holdings’ and NW Natural’s financial condition and results of operations.

LEGISLATIVE, COMPLIANCE AND TAXING AUTHORITY RISK. NW Holdings and NW Natural are subject to governmental regulation, and compliance with local, state and federal requirements, including taxing requirements, and unforeseen changes in or interpretations of such requirements could affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings and NW Natural are subject to regulation by federal, state and local governmental authorities. We are required to comply with a variety of laws and regulations and to obtain authorizations, permits, approvals and certificates from governmental agencies in various aspects of our business. Significant changes in federal, state, or local governmental leadership can accelerate or amplify changes in existing laws or regulations, or the manner in which they are interpreted or enforced. For example, the current U.S. presidential administration has made numerous leadership changes at federal administrative agencies since the 2016 U.S. presidential election. Moreover, the U.S. Congress and the U.S. presidential administration may make substantial changes to fiscal, tax, regulation and other federal policies, which changes may be significantly impacted by the outcome of the 2020 U.S. presidential and congressional election. The current U.S. presidential administration has called for and implemented significant changes to U.S. fiscal policies, U.S. trade, healthcare, immigration, foreign, and government regulatory policy. To the extent the U.S. Congress or U.S. presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Similarly, local elections during 2020 may lead to significant policy changes at the state or municipal levels in our service areas that may affect us. In addition, foreign governments may implement changes to their policies, in response to changes to U.S. policy or otherwise. Although we cannot predict the impact, if any, of these changes to our businesses, they could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations. Until we know what policy changes are made and how those changes impact our businesses and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Additionally, changes in federal, state or local tax laws and their related regulations, or differing interpretations or enforcement of applicable law by a federal, state or local taxing authority, could result in substantial cost to us and negatively affect our results of operations. Tax law and its related regulations and case law are inherently complex and dynamic. Disputes over interpretations of tax laws may be settled with the taxing authority in examination, through programs like the Compliance Assurance Process (CAP), upon appeal or through litigation. Our judgments may include reserves for potential adverse outcomes regarding tax positions that have been taken that may be subject to challenge by taxing authorities. Changes in laws, regulations or adverse judgments and the inherent difficulty in quantifying potential tax effects of business decisions may negatively affect NW Holdings’ or NW Natural’s financial condition and results of operations.

Furthermore, certain tax assets and liabilities, such as deferred tax assets and regulatory tax assets and liabilities, are recognized or recorded by NW Holdings or NW Natural based on certain assumptions and determinations made based on available evidence, such as projected future taxable income, tax-planning strategies, and results of recent operations. If these assumptions and determinations prove to be incorrect, the recorded results may not be realized, which may negatively impact the financial results of NW Holdings and NW Natural.

There is uncertainty as to how our regulators will reflect the impact of the legislation and other government regulation in rates. The resulting ratemaking treatment may negatively affect NW Holdings’ or NW Natural’s financial condition and results of operations.

SAFETY REGULATION RISK. NW Holdings and NW Natural may experience increased federal, state and local regulation of the safety of our systems and operations, which could adversely affect NW Holdings’ or NW Natural’s operating costs and financial results.

The safety and protection of the public, our customers and our employees is and will remain our top priority. We are committed to consistently monitoring and maintaining our distribution systems and storage operations to ensure that natural gas and water is acquired, stored and delivered safely, reliably and efficiently. Given recent high-profile natural gas explosions, leaks and accidents in other parts of the country involving both distribution systems and storage facilities, we anticipate that the natural gas industry may be the subject of even greater federal, state and local regulatory oversight. For example, in 2016, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act (PIPES Act) was signed into law increasing regulations for natural gas storage pipelines and underground storage facilities and prioritizing the completion by the Pipeline and Hazardous Materials Safety Administration (PHMSA) of regulations related to the safety standards for natural gas transmission and gathering pipelines. Similarly, in 2016, California passed legislation directing the Department of Oil, Gas and Geothermal Resources (DOGGR) to develop regulations affecting gas storage operations. DOGGR has issued regulations which require certain integrity testing and tubing for wells at the Gill Ranch Facility within the next 7 years.

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

NW Natural also has credit-related exposure to derivative counterparties. Counterparties owing NW Natural or its subsidiaries money or physical natural gas commodities could breach their obligations. Should the counterparties to these arrangements fail to perform, NW Natural may be forced to enter into alternative arrangements to meet its normal business requirements. In that event, NW Holdings’ or NW Natural’s financial results could be adversely affected. Additionally, under most of NW Natural’s hedging arrangements, any downgrade of its senior unsecured long-term debt credit rating could allow its counterparties to require NW Natural to post cash, a letter of credit or other form of collateral, which would expose NW Natural to additional costs and may trigger significant increases in borrowing from its credit facilities or equity contribution needs from NW Holdings, if the credit rating downgrade is below investment grade. Further, based on current interpretations, NW Natural is not considered a "swap dealer" or "major swap participant" in 2020, so NW Natural is exempt from certain requirements under the Dodd-Frank Act. If NW Natural is unable to claim this exemption, it could be subject to higher costs for its derivatives activities, and such higher costs could have a negative impact on NW Holdings’ and NW Natural’s operating costs and financial results.

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

REPUTATIONAL RISKS. Customers', legislators', and regulators' opinions of NW Holdings and NW Natural are affected by many factors, including system and fuel reliability and safety, protection of customer information, rates, media coverage, and public sentiment. To the extent that customers, legislators, or regulators have or develop a negative opinion of our businesses, NW Holdings’ and NW Natural’s financial position, results of operations and cash flows could be adversely affected.

A number of factors can affect customer’s perception of us including: service interruptions or safety concerns due to failures of equipment or facilities or from other causes, and our ability to promptly respond to such failures; our ability to safeguard sensitive customer information; the timing and magnitude of rate increases; and volatility of rates. Customers', legislators', and regulators' opinions of us can also be affected by media coverage, including the proliferation of social media, which may include information, whether factual or not, that could damage the perception of natural gas, our brand, or our reputation.

Other concerns about the use of natural gas include the potential for natural gas explosions and the effect of natural gas on indoor air quality. For example, NW Natural’s gas distribution system was struck by a third party resulting in a gas explosion in 2016, and while NW Natural was determined not to be at fault, the perception of natural gas as an energy source could have been affected. In addition, studies from time to time question the indoor health and general climate effects from burning natural gas, which may also impact public perception. These shifts in public sentiment may not only impact further legislative initiatives, but behaviors and perceptions of customers, investors and regulators.

If customers, legislators, or regulators have or develop a negative opinion of us and our services, or of natural gas as an energy source generally, this could make it more difficult for us to achieve favorable legislative or regulatory outcomes. Negative opinions could also result in sales volumes reductions or increased use of other sources of energy, or additional difficulties in accessing capital markets. Any of these consequences could adversely affect NW Holdings’ or NW Natural’s financial position, results of operations and cash flows.

RELIANCE ON TECHNOLOGY RISK. NW Holdings’ and NW Natural’s efforts to integrate, consolidate and streamline each of their operations has resulted in increased reliance on technology, the failure of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings and NW Natural have undertaken a variety of initiatives to integrate, standardize, centralize and streamline operations. These efforts have resulted in greater reliance on technological tools such as, at NW Natural: an enterprise resource planning system, a digital dispatch system, an automated meter reading system, a web-based ordering and tracking system, and other similar technological tools and initiatives. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes in a cost-effective manner and to offer, on a timely basis, services that meet customer demands and evolving industry standards. New technologies may emerge that could be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures to remain competitive. We continue to implement technology to improve our business processes and customer interactions. In addition, our various existing information technology systems require periodic modifications, upgrades and/or replacement. For example, NW Natural intends to upgrade its SAP system and replace its customer information system in the near future.

There are various risks associated with these systems in addition to upgrades and replacements, including hardware and software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, programming mistakes and other inadvertent errors or deliberate human acts. In addition, we are dependent on a continuing flow of important components to maintain and upgrade our information technology systems. Our suppliers may face production or import delays due to natural disasters, strikes, lock-outs, political unrest or other such circumstances.

Any modifications, upgrades, system maintenance or replacements subject us to inherent costs and risks, including potential disruption of our internal control structure, substantial capital expenditures, additional administrative and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated. There is also risk that we may not be able to recover all costs associated with projects to improve our technological capabilities, which may adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

CYBERSECURITY RISK. NW Holdings’ and NW Natural’s status as an infrastructure services provider coupled with its reliance on technology could result in a security breach which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

Although we take precautions to protect our technology systems and are not aware of any material security breaches to date, there is no guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems are adequate to safeguard against all security breaches or other cyber attacks. Additionally, the facilities and systems of clients, suppliers and third party service providers could be vulnerable to the same cyber risks as our facilities and systems, and such third party systems may be interconnected to our systems both physically and technologically. Therefore, an event caused by cyberattacks or other malicious act at an interconnected third party could impact our business and facilities similarly. As these potential cyber security attacks become more common and sophisticated, we could be required to incur costs to strengthen our systems or obtain specific insurance coverage against potential losses. Our businesses could experience breaches of security pertaining to sensitive customer, employee, and vendor information maintained by us in the normal course of business, which could adversely affect our reputation, diminish customer confidence, disrupt operations, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation, any of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

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

We review the carrying value of goodwill annually or whenever events or changes in circumstances indicate that such carrying value may not be recoverable. A goodwill impairment analysis begins with a qualitative analysis of events and circumstances. If the qualitative assessment indicates that the carrying value may be at risk, we will perform a quantitative assessment and recognize a goodwill impairment for any amount in which the fair value of a reporting unit exceeds its fair value. NW Holdings' total goodwill was $49.9 million as of December 31, 2019 and $9.0 million as of December 31, 2018. The increase in the goodwill balance was due to additions associated with acquisitions in the water sector. All of our goodwill is related to water and wastewater acquisitions. There have been no impairments recognized for the water and wastewater acquisitions to date. Any impairment charge taken with respect to our long-lived assets or goodwill could be material and could have a material effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

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

Our natural gas storage operations compete primarily with other storage facilities and pipelines. Natural gas storage is an increasingly competitive business, with the ability to expand or build new storage capacity in California, the U.S. Rocky

Mountains and elsewhere in the U.S. and Canada. Increased competition in the natural gas storage business could reduce the demand for our natural gas storage services, drive prices down for our storage business, and adversely affect our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows, which could adversely affect NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

RELIANCE ON THIRD PARTIES TO SUPPLY NATURAL GAS RISK. NW Natural relies on third parties to supply the natural gas in its NGD segment, and limitations on NW Natural’s ability to obtain supplies, or failure to receive expected supplies for which it has contracted, could have an adverse impact on NW Holdings’ or NW Natural’s financial results.

NW Natural’s ability to secure natural gas for current and future sales depends upon its ability to purchase and receive delivery of supplies of natural gas from third parties. NW Natural, and in some cases, its suppliers of natural gas, does not have control over the availability of natural gas supplies, competition for those supplies, disruptions in those supplies, priority allocations on transmission pipelines, or pricing of those supplies. Additionally, third parties on whom NW Natural relies may fail to deliver gas for which it has contracted. For example, in October, 2018, a 36-inch pipeline near Prince George, British Columbia owned by Enbridge ruptured, disrupting natural gas flows from Canada into Washington while the ruptured pipeline and an adjacent pipeline were assessed and the ruptured pipeline was repaired. Once repaired, pressurization levels for those pipelines were reduced for a significant period of time for assessment and testing. If NW Natural is unable or limited in its ability to obtain natural gas from its current suppliers or new sources, it may not be able to meet customers' gas requirements and would likely incur costs associated with actions necessary to mitigate service disruptions, both of which could significantly and negatively impact NW Holdings’ and NW Natural’s results of operations.

SINGLE TRANSPORTATION PIPELINE RISK. NW Natural relies on a single pipeline company for the transportation of gas to its service territory, a disruption of which could adversely impact its ability to meet customers’ gas requirements, which could significantly and negatively impact NW Holdings’ and NW Natural’s results of operations.

NW Natural’s distribution system is directly connected to a single interstate pipeline, which is owned and operated by Northwest Pipeline. The pipeline’s gas flows are bi-directional, transporting gas into the Portland metropolitan market from two directions: (1) the north, which brings supplies from the British Columbia and Alberta supply basins; and (2) the east, which brings supplies from the Alberta and the U.S. Rocky Mountain supply basins. If there is a rupture or inadequate capacity in, or supplies to maintain adequate pressures in, the pipeline, NW Natural may not be able to meet its customers’ gas requirements and we would likely incur costs associated with actions necessary to mitigate service disruptions, both of which could significantly and negatively impact NW Holdings’ and NW Natural’s results of operations.

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

We are exposed to weather risk in our natural gas business, primarily at NW Natural. A majority of NW Natural’s gas volume is driven by gas sales to space heating residential and commercial customers during the winter heating season. Current NW Natural rates are based on an assumption of average weather. Warmer than average weather typically results in lower gas sales. Colder weather typically results in higher gas sales. Although the effects of warmer or colder weather on utility margin in Oregon are expected to be mitigated through the operation of NW Natural’s weather normalization mechanism, weather variations from normal could adversely affect utility margin because NW Natural may be required to purchase more or less gas at spot rates, which may be higher or lower than the rates assumed in its PGA. Also, a portion of NW Natural’s Oregon residential and commercial customers (usually less than 10%) have opted out of the weather normalization mechanism, and approximately 11% of its customers are located in Washington where it does not have a weather normalization mechanism. These effects could have an adverse effect on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

CUSTOMER CONSERVATION RISK. Customers’ conservation efforts may have a negative impact on NW Holdings’ and NW Natural’s revenues.

An increasing national focus on energy conservation, including improved building practices and appliance efficiencies may result in increased energy conservation by customers. This can decrease NW Natural’s sales of natural gas and adversely affect NW Holdings’ or NW Natural’s results of operations because revenues are collected mostly through volumetric rates, based on the amount of gas sold. In Oregon, NW Natural has a conservation tariff which is designed to recover lost utility margin due to declines in residential and small commercial customers’ consumption. However, NW Natural does not have a conservation tariff in Washington that provides it this margin protection on sales to customers in that state. Similar conservation risks exist for water utilities. Customers’ conservation efforts may have a negative impact on NW Holdings' and NW Natural’s financial condition, revenues and results of operations.

Risks Related Primarily to NW Holdings' Water Sector Businesses
NEW WATER SECTOR BUSINESS. NW Holdings has entered the water sector through the acquisition of a number of water and wastewater companies. Water and wastewater businesses are subject to a number of risks in addition to the risks described above.

Although the water businesses are not currently expected to materially contribute to the results of operations of NW Holdings, these businesses are subject to risks, in addition to those described above that could adversely affect their results of operations, including:

•	contamination of water supplies, including water provided to customers with naturally occurring or human-made substances or other hazardous materials;

•	interruptions in water supplies and droughts;

•	conservation efforts by customers;

•	regulatory requirements; and

•	weather conditions.

Significant losses, liabilities or impairments arising from these businesses may adversely affect NW Holdings' financial position or results of operations.

INVESTMENT RISK. NW Holdings’ expectations with respect to the financial results of its investments in water operations are based on various assumptions and beliefs that may not prove accurate, resulting in failures or delays in achieving expected returns or performance.

NW Holdings’ expansion into the water sector is an important component of its growth strategy. Although NW Holdings expects its water and wastewater utility operations will result in various benefits, including expanding customer bases, providing investment opportunities through infrastructure development and enhancing regulatory relationships within the local communities served, NW Holdings may not be able to realize these or other benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner intended and whether costs to finance the acquisitions and investments will be consistent with expectations. Events outside of our control, including but not limited to regulatory changes or developments, could adversely affect our ability to realize the anticipated benefits from building NW Holdings’ water platform. The integration of newly acquired water businesses may be unpredictable, subject to delays or changed circumstances, and such businesses may not perform in accordance with our expectations. In addition, anticipated costs, level of management’s attention and internal resources to achieve the integration of the acquired businesses may differ significantly from our current estimates resulting in failures or delays in achieving expected returns or performance. If NW Holdings' expectations regarding the financial results of its investments in water operations prove to be inaccurate, it may adversely affect NW Holdings' financial position or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

NW Natural's Natural Gas Distribution Properties
NW Natural's natural gas pipeline system consists of approximately 14,000 miles of distribution and transmission mains and approximately 10,000 miles of service lines located in its territory in Oregon and southwest Washington. In addition, the pipeline system includes service pipelines, meters and regulators, and gas regulating and metering stations. Natural gas pipeline mains are located in municipal streets or alleys pursuant to franchise or occupation ordinances, in county roads or state highways pursuant to agreements or permits granted pursuant to statute, or on lands of others pursuant to easements obtained from the owners of such lands. NW Natural also holds permits for the crossing of numerous navigable waterways and smaller tributaries throughout our entire service territory.

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

NW Natural also leases office space in Portland for its corporate operations center, which expires on May 31, 2020. In anticipation of the expiration of the current lease, NW Natural executed an extensive search and evaluation process that focused on seismic preparedness, safety, reliability, the least cost to our customers, and a continued commitment to our employees and the communities we serve. In October 2017, NW Natural entered into a 20-year lease agreement for a new corporate operations center in Portland. NW Natural expects to begin operations at the location in March 2020.

NW Natural's Mortgage and Deed of Trust (Mortgage) is a first mortgage lien on substantially all of the property constituting NW Natural's natural gas distribution plant balances.

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

NWN Water's Distribution Properties
NWN Water owns and maintains water pipelines and wastewater treatment facilities, and holds related leases and other property interests in Oregon, Washington, and Idaho, associated with water entities that were acquired during 2018 and 2019. Pipelines are located in municipal streets or alleys pursuant to franchise or occupation ordinances, in county roads or state highways pursuant to agreements or permits granted pursuant to statute, or on lands of others pursuant to easements obtained from the owners of such lands. These properties are used by entities that are aggregated and reported as other under NW Holdings.

We consider all of our properties currently used in our operations, both owned and leased, to be well maintained, in good operating condition, and, along with planned additions, adequate for our present and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 18, we have only nonmaterial litigation in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NW Holdings' common stock is listed and trades on the New York Stock Exchange under the symbol NWN.

There is no established public trading market for NW Natural's common stock.

As of February 24, 2020, there were 4,739 holders of record of NW Holdings' common stock and NW Holdings was the sole holder of NW Natural's common stock.

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
10/01/19-10/31/19	—	$—	—	—
11/01/19-11/30/19	637	65.40	—	—
12/01/19-12/31/19	—	—	—	—
Total	637		2,124,528	$16,732,648

(1)
During the quarter ended December 31, 2019, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of our Dividend Reinvestment and Direct Stock Purchase Plan. However, 637 shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs. During the quarter ended December 31, 2019, no shares of NW Holdings common stock were accepted as payment for stock option exercises pursuant to the NW Natural Restated Stock Option Plan.

(2)
During the quarter ended December 31, 2019, no shares of NW Holdings common stock were repurchased pursuant to the NW Holdings Board of Directors-approved share repurchase program. In May 2019, we received NW Holdings Board of Directors approval to extend the repurchase program through May 2022. For more information on this program, see Note 5.

ITEM 6. SELECTED FINANCIAL DATA
NORTHWEST NATURAL HOLDING COMPANY SELECTED FINANCIAL DATA

	For the year ended December 31,
In thousands, except per share data	2019	2018	2017	2016	2015
Operating revenues	$746,372	$706,143	$755,038	$668,173	$717,888
Earnings from continuing operations	65,311	67,311	72,073	62,419	60,026
Loss from discontinued operations, net of tax	(3,576)	(2,742)	(127,696)	(3,524)	(6,323)
Net income (loss)	61,735	64,569	(55,623)	58,895	53,703

Earnings from continuing operations per share of common stock:
Basic	$2.19	$2.34	$2.51	$2.26	$2.19
Diluted	2.19	2.33	2.51	2.25	2.19
Loss from discontinued operations per share of common stock:
Basic	$(0.12)	$(0.10)	$(4.45)	$(0.13)	$(0.23)
Diluted	(0.12)	(0.09)	(4.44)	(0.13)	(0.23)
Earnings (loss) per share of common stock:
Basic	$2.07	$2.24	$(1.94)	$2.13	$1.96
Diluted	2.07	2.24	(1.93)	2.12	1.96
Dividends paid per share of common stock	1.90	1.89	1.88	1.87	1.86

Total assets, end of period	$3,428,454	$3,242,662	$3,039,746	$3,079,801	$3,069,410
Total equity	865,999	762,634	742,776	850,497	780,972
Long-term debt	805,955	706,247	683,184	679,334	569,445
NORTHWEST NATURAL GAS COMPANY SELECTED FINANCIAL DATA

	For the year ended December 31,
In thousands, except per share data	2019	2018	2017	2016	2015
Operating revenues	$739,944	$705,571	$755,038	$667,949	$717,664
Earnings from continuing operations	68,974	68,049	71,720	$62,835	$60,511
Loss from discontinued operations, net of tax	—	(1,723)	(127,343)	$(3,940)	$(6,808)
Net income (loss)	68,974	66,326	(55,623)	$58,895	$53,703

Total assets, end of period	$3,321,487	$3,192,736	$3,043,676	$3,081,470	$3,072,100
Total equity	822,196	715,668	$742,776	$850,497	$780,972
Long-term debt	769,081	704,134	$683,184	$679,334	$569,445

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion covers the years ended December 31, 2019, 2018, and 2017 and refers to the consolidated results of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to the Consolidated Financial Statements in Item 8 of this report.

NW Holdings' direct and indirect wholly-owned subsidiaries include:

•	Northwest Natural Gas Company (NW Natural);

◦	Northwest Energy Corporation (Energy Corp);

▪	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NW Natural Energy, LLC (NWN Energy);

◦	NW Natural Gas Storage, LLC (NWN Gas Storage);

▪	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	NNG Financial Corporation (NNG Financial);

◦	KB Pipeline Company (KB);

•	NW Natural Water Company, LLC (NWN Water);

◦	Falls Water Co., Inc. (Falls Water);

◦	Salmon Valley Water Company;

◦	NW Natural Water of Oregon, LLC (NWN Water of Oregon);

▪	Sunstone Water, LLC;

▪	Sunstone Infrastructure, LLC;

▪	Sunriver Water, LLC (Sunriver Water);

▪	Sunriver Environmental, LLC (Sunriver Environmental)

◦	NW Natural Water of Washington, LLC (NWN Water of Washington);

▪	Cascadia Water, LLC (Cascadia Water);

▪	Cascadia Infrastructure, LLC;

▪	Suncadia Water Company, LLC (Suncadia Water);

▪	Suncadia Environmental Company, LLC (Suncadia Environmental);

◦	NW Natural Water of Idaho, LLC (NWN Water of Idaho);

▪	Gem State Water Company, LLC (Gem State Water);

▪	Gem State Infrastructure, LLC; and

◦	NW Natural Water of Texas, LLC (NWN Water of Texas);

▪	Blue Topaz Water, LLC; and

▪	Blue Topaz Infrastructure, LLC.

On October 1, 2018, we completed a reorganization into a holding company structure. We believe that our holding company structure is an agile and efficient platform from which to pursue, finance, and oversee new opportunities, such as in the water sector, while also providing legal separation between regulated natural gas distribution operations and other businesses. In this reorganization, shareholders of NW Natural (the predecessor publicly held parent company) became shareholders of NW Holdings, on a one-for-one basis, with the same number of shares and same ownership percentage as they held in NW Natural immediately prior to the reorganization. NW Natural became a wholly-owned subsidiary of NW Holdings. Additionally, certain subsidiaries of NW Natural were transferred to NW Holdings. As required under accounting guidance, these subsidiaries are presented as discontinued operations in the 2018 and 2017 consolidated results of NW Natural within this report.

NW Natural's natural gas distribution activities are reported in the natural gas distribution (NGD) segment. The NGD segment also includes NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, and the NGD-portion of NW Natural's Mist storage facility in Oregon. Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. Other activities aggregated and reported as other at NW Holdings include NWN Energy's equity investment in Trail West Holding, LLC (TWH), which is pursuing the development of a proposed natural gas pipeline through its wholly-owned subsidiary, Trail West Pipeline, LLC (TWP); NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); and NWN Water, which owns and continues to pursue investments in the water sector. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries.

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

NON-GAAP FINANCIAL MEASURES. In addition to presenting the results of operations and earnings amounts in total, certain financial measures are expressed in cents per share or exclude the effects of certain items, which are non-GAAP financial measures. We present net income or loss and earnings or loss per share adjusted for certain items along with the U.S. GAAP financial measures to illustrate their magnitude on ongoing business and operational results. Although the excluded amounts are properly included in the determination of net income or loss and earnings or loss per share under U.S. GAAP, we believe the amount and nature of these items make period to period comparisons of operations difficult or potentially confusing. We use such non-GAAP financial measures to analyze our financial performance because we believe they provide useful information to our investors and creditors in evaluating our financial condition and results of operations. Our non-GAAP financial measures should not be considered a substitute for, or superior to, measures calculated in accordance with U.S. GAAP. Reconciliations of the non-GAAP financial measures to their closest U.S. GAAP financial measure used in subsequent sections of Item 7 are provided below.

NW HOLDINGS NON-GAAP RECONCILIATIONS
	2019		2018		2017
In millions, except per share data	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income from continuing operations	$65.3	$2.19	$67.3	$2.33	$72.1	$2.51
Adjustment:
Tax effects of 2017 TCJA remeasurement(1)	—	—	—	—	(3.4)	(0.12)
Adjusted net income from continuing operations	$65.3	$2.19	$67.3	$2.33	$68.7	$2.39

NGD segment net income from continuing operations	$60.8	$2.04	$57.5	$1.99	$60.5	$2.10
Adjustment:
Tax effects of 2017 TCJA remeasurement(1)	—	—	—	—	1.0	0.03
Adjusted NGD segment net income from continuing operations	$60.8	$2.04	$57.5	$1.99	$61.5	$2.13

Other net income from continuing operations	$4.5	$0.15	$9.8	$0.34	$11.6	$0.41
Adjustment:
Tax effects of 2017 TCJA remeasurement(1)	—	—	—	—	(4.4)	(0.15)
Adjusted other net income from continuing operations	$4.5	$0.15	$9.8	$0.34	$7.2	$0.26

NW NATURAL NON-GAAP RECONCILIATIONS
	2019	2018	2017
In millions	Amount	Amount	Amount
Net income from continuing operations	$69.0	$68.0	$71.7
Adjustment:
Tax effects of 2017 TCJA remeasurement(1)	—	—	(3.0)
Adjusted net income from continuing operations	$69.0	$68.0	$68.7

NGD segment net income from continuing operations	$60.8	$57.5	$60.5
Adjustment:
Tax effects of 2017 TCJA remeasurement(1)	—	—	1.0
Adjusted NGD segment net income from continuing operations	$60.8	$57.5	$61.5

Other net income from continuing operations	$8.1	$10.6	$11.2
Adjustment:
Tax effects of 2017 TCJA remeasurement(1)	—	—	(4.0)
Adjusted other net income from continuing operations	$8.1	$10.6	$7.2
Note: Totals may not foot due to rounding.

(1) Non-cash TCJA benefit (expense) associated with continuing operations of $3.4 million was recorded in income tax expense (benefit) in the fourth quarter of 2017 as a result of the federal tax rate changing from 35% to 21% effective December 22, 2017. The majority of this benefit was recorded at NW Natural. NW Holdings EPS amounts are calculated using diluted shares of 28.8 million as shown on the NW Holdings Consolidated Statements of Comprehensive Income. The TCJA impacts in the NGD segment and other may not correlate exactly to the consolidated amount due to rounding. See Note 11 for additional information on the TCJA.

EXECUTIVE SUMMARY

We manage our business and strategic initiatives with a long-term view of providing service safely and reliably to our customers, working with regulators on key policy initiatives, and remaining focused on growing our businesses. See "2020 Outlook" below for more information. Highlights for the year include:

•	added nearly 12,500 natural gas customers in 2019 for an annual growth rate of 1.7% at December 31, 2019;

•	invested $219.9 million in NGD's infrastructure and facilities for growth, reliability, and technology upgrades;

•	completed construction of the North Mist gas storage facility and commenced storage services in May 2019;

•	scored first in the nation among large gas utilities in the 2019 J.D. Power Gas Utility Residential Customer Satisfaction Study;

•	concluded the Washington general rate case with a $5.1 million increase in revenue requirement;

•	filed a general rate case in Oregon requesting a $71.4 million revenue requirement increase;

•	continued acquiring water utilities, closing the largest transaction to date with the purchase of the water and wastewater utilities in Sunriver, Oregon in May 2019; and

•	delivered increasing dividends for the 64th consecutive year to shareholders.

Key financial highlights for NW Holdings include:

	2019		2018		2017
In millions, except per share data	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income from continuing operations	$65.3	$2.19	$67.3	$2.33	$72.1	$2.51
Loss from discontinued operations, net of tax	(3.6)	(0.12)	(2.7)	(0.09)	(127.7)	(4.44)
Consolidated net income (loss)	$61.7	$2.07	$64.6	$2.24	$(55.6)	$(1.93)
Adjusted net income from continuing operations(1)	$65.3	$2.19	$67.3	$2.33	$68.7	$2.39
Natural gas distribution margin	$422.7		$383.7		$392.6

Key financial highlights for NW Natural include:

	2019	2018	2017
In millions, except per share data	Amount	Amount	Amount
Net income from continuing operations	$69.0	$68.0	$71.7
Loss from discontinued operations, net of tax	—	(1.7)	(127.3)
Consolidated net income (loss)	$69.0	$66.3	$(55.6)
Adjusted net income from continuing operations(1)	$69.0	$68.0	$68.7
(1) See the Non-GAAP Reconciliations table at the beginning of Item 7 for a reconciliation of this non-GAAP financial measure to its closest U.S. GAAP financial measure.

2019 COMPARED TO 2018. NW Holdings' net income from continuing operations decreased $2.0 million and NW Natural's net income from continuing operations increased $1.0 million.

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

Pension balancing account. Approximately $12.5 million in previously deferred pension expenses were recognized of which approximately $4.6 million was recorded in operations and maintenance expense and $7.9 million was recorded in other income (expense), net. These charges were offset with a corresponding increase in revenue of $7.1 million and in income tax benefits of $2.7 million as the order required the offset of certain deferred TCJA benefits against the pension balancing account. Additional TCJA income tax benefits were realized throughout 2019 to offset the remainder of the $12.5 million charge.

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

Deferred TCJA benefits and timing variance. In addition, the OPUC ordered the return of approximately $6.3 million of excess deferred income taxes associated with plant and gas reserves annually beginning April 1, 2019. As a result, NW Natural recognized approximately $2.0 million in income tax benefits in the first quarter of 2019. Reductions to customer billings commenced April 1, 2019 and offset these income tax benefits in total by the end of 2019. NW Natural will continue reductions to customer billings and recognition of deferred income tax benefits in subsequent years until all benefits have been returned.

The increase of $1.0 million at NW Natural was primarily due to the following factors:

•
a $39.0 million increase in NGD segment margin driven by new customer rates from the 2018 Oregon rate case and 2019 Washington rate case, customer growth, and lease revenue from the North Mist storage facility; the remaining increase primarily relates to $7.1 million in revenues which were offset by pension expenses due to the OPUC order as discussed above;

•
a $9.4 million decrease in NGD segment income tax expense primarily due to the income tax implications of the March 2019 OPUC order, of which $5.4 million was offset by pension expenses as discussed above, with the remainder driven by the return of deferred TCJA benefit credits to customers and lower pretax income in the current period compared to the prior period; and

•
a $5.8 million increase in deferred regulatory interest income in other income (expense), net, of which $5.1 million relates to interest recognized in association with the OPUC order discussed above; offset by

•
a $34.4 million increase in pension costs within operations and maintenance expense and other income (expense), net, of which $12.5 million relates to costs which were entirely offset by revenues and income tax benefits as discussed above, and $10.5 million relates to the regulatory pension disallowance discussed above. In addition, there was an $11.4 million increase in pension expenses as NW Natural began collecting ongoing pension costs through customer rates on November 1, 2018 and began collecting deferred pension costs through customer rates on April 1, 2019 rather than deferring a portion to the balancing account;

•	a $5.4 million increase in depreciation and amortization primarily due to additional capital expenditures;

•
a $5.4 million decrease in non-NGD segment operating revenues due to lower asset management revenues and increased asset management revenue sharing with Oregon customers as a result of the 2018 Oregon rate case;

•	a $4.6 million increase in NGD segment interest expense due to higher interest on long- and short-term debt balances; and

•	a $2.9 million increase in NGD segment operations and maintenance expenses primarily attributable to annual employee cost increases.

The decrease of $2.0 million at NW Holdings was primarily driven by increases in professional service costs and expenses associated with developing the water business, partially offset by the increase of $1.0 million at NW Natural.

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

•
a $3.3 million decrease in other income (expense), net, primarily due to an increase in pension and postretirement benefit expense, partially offset by an increase in the equity portion of AFUDC; partially offset by

•	a $20.2 million decrease in income tax expense due to the decrease in the federal income tax rate as a result of the TCJA and lower pretax earnings.

2020 OUTLOOK

We expect to make significant progress on our long-term objectives in the coming year. Our natural gas distribution business is focused on providing safe, reliable, and affordable energy in an environmentally responsible way to better the lives of the public we serve. Our water and wastewater utility business is committed to reliably providing clean water and safe wastewater services to the public, while also continuing to grow organically and through acquisitions.

In 2020, we remain focused on the strategic pillars of our business:

•	Ensuring safe & reliable service;

•	Providing superior customer service;

•	Advancing constructive legislative policies and regulation;

•	Enabling customer growth; and

•	Leading in a low-carbon future.

ENSURING SAFE AND RELIABLE SERVICE. Delivering our products safely and reliably to customers is our first priority. At NW Natural, we remain focused on safety and emergency response through hands-on, scenario-based training for employees, third-party contractors, and first responders. The reliability, resiliency and safety of our gas system is critical and to this end, we remain focused on investing in necessary upgrades and replacing key system components. Safety for our gas infrastructure also includes maintaining and strengthening our cybersecurity defenses, upgrading key technology systems over the next several years, and preparing for large-scale emergency events, such as seismic hazards. Our water and wastewater utilities are focused on enhancing their capital expenditure plans to ensure continued safe and reliable service to customers and allow us to readily prioritize capital investments.

PROVIDING SUPERIOR CUSTOMER EXPERIENCE. We have a legacy of providing excellent customer service and a long-standing dedication to continuous improvement, which has resulted in NW Natural consistently receiving high rankings in the J.D. Power and Associates customer satisfaction studies. In 2020, we intend to strive to enhance our natural gas customers’ experience to meet their evolving expectations by prioritizing improvements to technology and internal processes, to support our customers’ most frequent interactions and highest value touchpoints.

ADVANCING CONSTRUCTIVE LEGISLATIVE POLICIES AND REGULATION. NW Natural recently worked with lawmakers and the governor to pass a landmark bill for the State of Oregon Senate Bill 98 is groundbreaking legislation that allows utilities to procure renewable natural gas for homes and businesses. While currently in regulatory rulemaking, NW Natural has been pursuing potential renewable natural gas supplies and expects to begin procuring it for customers in 2020. This year, NW Natural plans to submit an integrated resource plan to both the Oregon and Washington Commissions outlining our key long-term capital projects and resource plans for conventional and renewable natural gas. NW Natural will also continue working with the EPA and other stakeholders on an environmentally protective and cost-effective clean-up for the Portland Harbor Superfund Site. For our water utilities, we are focused on building relationships with our current and prospective regulators, pursuing efficient approval processes for acquisitions, and engaging in constructive regulatory proceedings.

ENABLING CUSTOMER GROWTH. Natural gas is the preferred energy choice in our service territory given its efficient, affordable, and reliable qualities. We are focused on leveraging these key attributes to capitalize on our region's strong economic growth. We continue to grow our market share in the residential sector and capture new commercial customers as well as multifamily developments. At NW Natural Water, we continue to be focused on supporting the fast-growing communities we currently serve and continuing our disciplined acquisition strategy.

LEADING IN A LOW-CARBON FUTURE. We are deeply committed to a clean energy future and environmental stewardship. It's why NW Natural launched a low-carbon initiative to reduce emissions in the communities we serve by leveraging our modern natural gas pipeline system in new ways, working closely with customers, policymakers and regulators, and embracing cutting-edge technology. In 2020, we will continue to execute on our RNG strategy with plans to procure RNG for our customers as prescribed under Oregon Senate Bill 98, execute on our RNG interconnection projects, and develop voluntary renewable product offerings for our customers. A study commissioned with a premier environmental consultant has concluded that natural gas can help achieve crucial emission reductions of 80% by 2050. NW Natural intends to strive to help its customers reduce and offset their consumption, support the development of RNG, and explore other innovative solutions to lower the carbon intensity of natural gas, such as power to gas. We also intend to leverage technology and relationships to examine ways to reduce emissions across the entire value chain from suppliers to end-use heating appliances.

DIVIDENDS

NW Holdings dividend highlights include:

Per common share	2019	2018	2017
Dividends paid	$1.9025	$1.8925	$1.8825

In January 2020, the NW Holdings' Board of Directors declared a quarterly dividend on NW Holdings common stock of $0.4775 per share, payable on February 14, 2020, to shareholders of record on January 31, 2020, reflecting an indicated annual dividend rate of $1.91 per share.

See "Financial Condition - Liquidity and Capital Resources" for more information regarding the NW Holdings and NW Natural dividend policies and regulatory conditions on NW Natural dividends to its parent, NW Holdings.

RESULTS OF OPERATIONS

Regulatory Matters

Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. In 2019, approximately 89% of NGD customers were located in Oregon, with the remaining 11% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

MIST INTERSTATE GAS STORAGE. NW Natural's interstate storage activity at Mist is subject to regulation by the OPUC, WUTC, and the Federal Energy Regulatory Commission (FERC) with respect to, among other matters, rates and terms of service. The OPUC also regulates the intrastate storage services at Mist, while FERC regulates the interstate storage services at Mist. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by the agency in NW Natural's last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated whenever NW Natural modifies FERC maximum rates.

OTHER. In June 2018, NWN Gas Storage, a wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement for the sale of all of its ownership interests in Gill Ranch, a natural gas storage facility located near Fresno, California. The sale was approved by the CPUC in December 2019. The wholly owned rate regulated water businesses of NWN Water, a wholly owned subsidiary of NW Holdings, are subject to regulation by the utility commissions in the states in which they are located, which currently include Oregon, Washington, and Idaho, and is expected to include Texas.

Most Recent Completed Rate Cases
OREGON. Effective November 1, 2018, the OPUC authorized rates to customers based on an ROE of 9.4%, an overall return of 7.317%, and a capital structure of 50% common equity and 50% long-term debt. In March 2019, the OPUC issued an order resolving the remaining matters of the rate case regarding recovery of NW Natural's pension balancing account and the return of tax reform benefits to customers. For additional information, see "Rate Mechanisms - Pension Cost Deferral and Pension Balancing Account" and "Rate Mechanisms - Tax Reform Deferral" below.

On December 30, 2019, NW Natural filed a general rate case in Oregon. For more information, see "Regulatory Proceeding Updates - 2020 Oregon Rate Case" below.

WASHINGTON. Effective January 1, 2009, through October 31, 2019, the WUTC authorized rates to customers based on an ROE of 10.1% and an overall rate of return of 8.4% with a capital structure of 51% common equity, 5% short-term debt, and 44% long-term debt.

Effective November 1, 2019, the WUTC authorized rates to customers based on an ROE of 9.4% and an overall rate of return of 7.161% with a capital structure of 50.0% long-term debt, 1.0% short-term debt, and 49.0% common equity. The WUTC also authorized the recovery of environmental remediation expenses allocable to Washington customers through an Environmental Cost Recovery Mechanism (ECRM) and directed NW Natural to provide federal tax reform benefits to customers. See "Rate Mechanisms - Environmental Cost Deferral and Recovery - Washington ECRM" and "Rate Mechanisms -Tax Reform Deferral" below.

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

NW Natural continuously evaluates the need for rate cases in its jurisdictions. See "Regulatory Proceeding Updates—Oregon Rate Case" below.

Rate Mechanisms
During 2019, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon	Washington
	2018 Rate Case	2009 Rate Case	2019 Rate Case (effective 11/1/2019)
Authorized Rate Structure:
ROE	9.4%	10.1%	9.4%
ROR	7.3%	8.4%	7.2%
Debt/Equity Ratio	50%/50%	49%/51%	51%/49%

Key Regulatory Mechanisms:
PGA	X	X	X
Gas Cost Incentive Sharing	X
Decoupling	X
WARM	X
Environmental Cost Recovery	X		X
Interstate Storage and Asset Management Sharing	X	X	X

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

Typically, each year NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. NW Natural entered the 2019-20 gas year with its forecasted sales volumes hedged at 52% in financial swap and option contracts, including hedging of 56% in Oregon and 24% in Washington, and 19% in physical gas supplies, including hedging of 20% in Oregon and 14% in Washington.

As of December 31, 2019, NW Natural was hedged at approximately 71% for the 2019-20 gas year, and was hedged in Oregon at approximately 75% and Washington at approximately 38%. NW Natural is also hedged between 1% and 29% for annual requirements over the subsequent five gas years, which consists of between 2% and 31% in Oregon and between 0% and 15% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural.

In September 2019, NW Natural filed its annual PGA and received OPUC and WUTC approval in October 2019. PGA rate changes were effective November 1, 2019. Rates and hedging approaches may vary between states due to different rate structures and mechanisms. In addition, as required with the Washington PGA filing, NW Natural incorporated and began implementing risk-responsive hedging strategies for the 2019-20 PGA for its Washington gas supplies.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2018-19 and 2019-20 gas years, it selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in short-term interest rates. For calendar years 2017, 2018, and 2019, the ROE threshold was 10.66%, 10.48%, and 10.24%, respectively. There were no refunds required for 2017 and 2018. NW Natural does not expect a refund for 2019 based on results, and anticipates filing its 2019 earnings test in May 2020.

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

In 2014, NW Natural amended the original gas reserves agreement in response to Encana's sale of its interest in the Jonah field located in Wyoming to Jonah Energy. Under the amended agreement with Jonah Energy, NW Natural has the option to invest in additional wells on a well-by-well basis with drilling costs and resulting gas volumes shared at the amended proportionate working interest for each well in which NW Natural invests. Volumes produced from the additional wells drilled after the amended agreement are included in NW Natural's Oregon PGA at a fixed rate of $0.4725 per therm. NW Natural has not participated in additional wells since 2014.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism, which is applied to residential and commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2019, 8% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 11% of total customers. See "Business Segment—Natural Gas Distribution" below.

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

ENVIRONMENTAL COST DEFERRAL AND RECOVERY. NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recover prudently incurred costs allocable to Oregon customers, subject to an earnings test. On October 21, 2019 the WUTC authorized an Environmental Cost Recovery Mechanism (ECRM) for recovery of prudently incurred costs allocable to Washington customers beginning November 1, 2019.

Oregon SRRM
Under the Oregon SRRM collection process, there are three types of deferred environmental remediation expense:

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

•
Amortization - This class of costs represents amounts included in current customer rates for collection and is generally calculated as one-fifth of the post-review deferred balance. NW Natural earns a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. NW Natural included $5.1 million and $6.1 million of deferred remediation expense approved by the OPUC for collection during the 2019-20 and 2018-19 PGA years, respectively.

In addition, the SRRM also provides for the annual collection of $5.0 million from Oregon customers through a tariff rider. As it collects amounts from customers, NW Natural recognizes these collections as revenue net of any earnings test adjustments and separately amortizes an equal and offsetting amount of the deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expenses section of the Consolidated Statements of Comprehensive Income (Loss). See Note 18 for more information on our environmental matters.

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

For 2019, NW Natural has performed this test, which is anticipated to be submitted to the OPUC in May 2020. No earnings test adjustment is expected for 2019.

Washington ECRM
The ECRM established by the WUTC order on October 21, 2019 permits NW Natural’s recovery of environmental remediation expenses allocable to Washington customers. These expenses represent 3.32 percent of costs associated with remediation of sites that historically served both Oregon and Washington customers. The order allows for recovery of past deferred and future prudently incurred remediation costs allocable to Washington through application of insurance proceeds and collections from customers. Prudently incurred costs that were deferred from the initial deferral authorization in February 2011 through June 2019 are to be fully offset with insurance proceeds, with any remaining insurance proceeds to be amortized over a 10.5 year period. On an annual basis NW Natural will file for a prudence determination and a request to recover remediation expenditures in excess of insurance amortizations in the following year's customer rates. After insurance proceeds are fully amortized, if in a particular year the request to collect deferred amounts exceeds one percent of Washington normalized revenues, then the excess will be collected over three years with interest.

The WUTC order also disallowed approximately $1.5 million of deferred environmental remediation expenses. NW Natural recognized an after-tax charge of approximately $1.1 million in the fourth quarter of 2019 as a result of this order.

PENSION COST DEFERRAL AND PENSION BALANCING ACCOUNT. From 2011 through October 2018, the OPUC authorized a regulatory mechanism in which NW Natural deferred annual pension expenses above the amount set in rates, with recovery of these deferred amounts through the implementation of a balancing account, which included the expectation of higher and lower pension expenses in future years. During this period the mechanism permitted NW Natural to accrue interest on the account balance at the NGD business' authorized rate of return. The OPUC ordered the freezing of the account in October 2018 with pension expenses to be recovered through rates beginning November 1, 2018.

In March 2019 the OPUC issued an order (Pension Order) directing the means by which the account would be recovered. As a result, the following items were recorded in the first quarter of 2019:

•	Applied $7.1 million of TCJA benefits deferred from January 1, 2018 to October 31, 2018, as a reduction against the pension balancing account;

•	Credited to customers' benefit $5.4 million of deferred income taxes as a reduction against the pension balancing account;

•	Reduced the amount of the frozen balancing account by an additional $10.5 million; and

•	Reduced the interest rate on the pension balancing account from NW Natural's authorized rate of return of 7.317% to 4.3%.

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

Commencing April 1, 2019, the OPUC also authorized the collection of the remainder of the pension balancing account over ten years in a customer tariff of $7.3 million per year. Pension expense deferrals, excluding interest, were $10.3 million and $6.5 million in 2018 and 2017, respectively. Deferred pension expense recoveries, inclusive of the applications of deferred TCJA benefits described above, were $16.8 million in 2019.

TAX REFORM DEFERRAL. In December 2017, NW Natural filed applications with the OPUC and WUTC to defer the overall net benefit associated with the TCJA that was enacted on December 22, 2017.

In February 2019, NW Natural and the other parties to the 2018 Oregon rate case agreed upon terms by which the deferred benefits would be returned to customers via a joint stipulation filed with the OPUC. In March 2019, the OPUC approved the terms in their entirety as follows:

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage and asset management activities. Generally, amounts are credited to Oregon customers in June, while credits are given to customers in Washington as reductions in rates through the annual PGA filing in November. In November 2018, the percentage of net revenues shared with Oregon customers increased from 67% to 90% as a result of the 2018 Oregon general rate case.

The following table presents the credits to NGD customers:

In millions	2019	2018	2017
Oregon	$16.3	$11.7	$11.7
Washington	1.2	1.0	1.0

HOLDING COMPANY REORGANIZATION. On October 1, 2018, we completed the reorganization to a holding company structure. There are a number of conditions under the agreement with the OPUC and the WUTC related to the formation of a holding company structure. One of the conditions is that, for three years following formation of the holding company, NW Natural will be required to provide an annual $500,000 credit to Oregon customers and a $55,000 credit to Washington customers. The first and second year credits to both Oregon and Washington customers were given in conjunction with the 2018-19 and 2019-20 PGA filings with the rate adjustments commencing on November 1, 2018 and 2019, respectively.

Regulatory Proceeding Updates
During 2019, NW Natural was involved in the regulatory activities discussed below.

WATER UTILITIES. In 2019, NW Holdings, through its water subsidiaries, continued implementation of its growth strategy and entered into the following agreements which required regulatory approval:

•
Sunriver Water, LLC and Sunriver Environmental, LLC — NWN Water of Oregon received regulatory approval from the OPUC for the Sunriver Water acquisition in April 2019. Sunriver Environmental is not under the OPUC's jurisdiction. The transaction closed in May 2019.

•	Estates Water Systems Inc. and Monterra Inc. — Cascadia Water received regulatory approval from the WUTC for these Sequim, Washington acquisitions in April 2019. The transaction closed in May 2019.

•
Spirit Lake East Water Company and Lynnwood Water — Gem State Water received regulatory approval from the IPUC for these Coeur d'Alene, Idaho acquisitions in July 2019. The transaction closed in July 2019.

•
Suncadia Water Company, LLC and Suncadia Environmental, LLC — NWN Water of Washington received regulatory approval for the purchase of Suncadia Water in January 2020. Suncadia Environmental is not subject to the WUTC's jurisdiction. The transaction closed in January 2020. See Note 20 for additional information.

•
T&W Water Service Company — NWN Water of Texas received regulatory approval from the Public Utility Commission of Texas for the T&W Water Service Company acquisition in February 2020. We expect the transaction to close in 2020.

INTEGRATED RESOURCE PLAN (IRP). NW Natural files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural filed its 2018 Oregon and Washington IRPs in August 2018, and received both a letter of compliance from the WUTC and acknowledgment by the OPUC in February 2019. The IRP included analysis of different growth scenarios and corresponding resource acquisition strategies. This analysis is needed to develop supply and demand resource requirements, consider uncertainties in the planning process, and to establish a plan for providing reliable and low cost natural gas service.

RENEWABLE NATURAL GAS. On June 19, 2019, the Oregon legislature passed Senate Bill 98 (SB98), which enables natural gas utilities to procure or develop renewable natural gas (RNG) on behalf of their Oregon customers. RNG is produced from organic materials like food, agricultural and forestry waste, wastewater, or landfills. Methane is captured from these organic materials as they decompose and is conditioned to pipeline quality, so it can be added into the existing natural gas system, reducing net greenhouse gas emissions.

SB98 outlines the following parameters for the RNG program including: setting out broad targets for gas utilities that allow for the purchase of RNG from third parties such that 30% of the gas distributed to retail customers is RNG by 2050; allowing gas utilities to invest in RNG infrastructure for the production, processing, pipeline interconnection and distribution of RNG to their customers; and creating a limit of 5% of a utility's revenue requirement that can be used to cover the incremental cost of RNG to protect utilities and ratepayers from increased costs as the RNG market develops.

The bill was signed into law by the governor in July 2019. The OPUC opened a docket in August to begin the rulemaking process for the bill, which is expected to conclude with the OPUC adopting rules by July 31, 2020.

CORPORATE ACTIVITY TAX. In 2019, the State of Oregon enacted a Corporate Activity Tax (CAT) that is applicable to all businesses with annual Oregon gross revenue in excess of $1 million. The CAT is in addition to the state's corporate income tax and imposes a 0.57% tax on certain Oregon gross receipts less a reduction for a portion of cost of goods sold or labor. The CAT legislation became effective September 29, 2019 and applies to calendar years beginning January 1, 2020. On December 23, 2019, NW Natural filed an application with the OPUC to allow us to defer this additional expense, with recovery of these deferred amounts to be determined through future rate case proceedings.

2020 OREGON RATE CASE. On December 30, 2019, NW Natural filed a request for a general rate increase with the OPUC.

The filing includes a requested $71.4 million annual revenue requirement increase based upon the following assumptions or requests:

•	Capital structure of 50% debt and 50% equity;

•	Return on equity of 10.0%;

•	Cost of capital of 7.298%;

•	Average rate base of $1.47 billion.

The filing includes an increase in average rate base of $269.9 million compared to the last rate case due to the following items:

•	Investments supporting customer growth and reliability for the distribution system as well as for operating resiliency;

•	Replacing key components of our Mist storage facility, which provides service during the peak winter months; and

•	Upgrading technology including cybersecurity and critical customer interfacing systems.

NW Natural’s filing will be reviewed by the OPUC and other stakeholders. The process is anticipated to take up to 10 months with new rates expected to take effect November 1, 2020.

Business Segment - Natural Gas Distribution (NGD)
NGD results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns. In Oregon, NW Natural has a conservation tariff (also called the decoupling mechanism), which adjusts margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. NW Natural also has a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in margin resulting from above- or below-average temperatures during the winter heating season. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2019, 8% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 11% of total customers. The decoupling and WARM mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and natural gas distribution earnings. See "Regulatory Matters—Rate Mechanisms" above.

The NGD business is seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience seasonality in their usage but to a lesser extent. Seasonality affects the comparability of the results of operations of the NGD business across quarters but not across years.

NGD segment highlights include:

Dollars and therms in millions, except EPS data	2019	2018	2017
NGD net income	$60.8	$57.5	$60.5
Adjusted NGD net income(1)	60.8	57.5	61.5
EPS - NGD segment	2.04	1.99	2.10
Adjusted EPS - NGD segment(1)	2.04	1.99	2.13
Gas sold and delivered (in therms)	1,215	1,128	1,240
NGD margin(2)	$422.7	$383.7	$392.6
(1) See the Non-GAAP Reconciliations table at the beginning of Item 7 for a reconciliation of this non-GAAP financial measure to its closest U.S. GAAP financial measure.
(2) See Natural Gas Distribution Margin Table below for additional detail.

2019 COMPARED TO 2018. NGD net income was $60.8 million in 2019 compared to $57.5 million in 2018. The primary factors contributing to the increase in NGD net income were as follows:

•	a $39.0 million increase in NGD margin primarily due to:

▪	a $16.2 million increase due to new customer rates from the 2018 Oregon rate case and 2019 Washington rate case;

▪	a $6.1 million increase from customer growth;

▪	an $11.8 million increase from revenue generated from NW Natural's North Mist storage contract which commenced service in May 2019 and is included within other regulated services within NGD margin;

▪
a $7.1 million increase due to revenues recognized in association with recoveries of NW Natural's pension balancing account, which are entirely offset by pension expenses within operations and maintenance and other income (expense), net; and

▪
a $3.7 million increase driven by colder than average weather in the first quarter of 2019 coupled with higher fee revenues from interruptible customers as a result of system restrictions; partially offset by

▪	a $3.2 million decrease due to an adjustment to the tax reform deferral estimate in 2018; and

▪	a $1.5 million decrease due to a regulatory disallowance of deferred environmental expenditures as a result of the 2019 Washington rate case.

•
a $9.4 million decrease in income tax expense primarily due to the income tax implications of the March 2019 OPUC order, of which $5.4 million was offset by pension expenses as discussed above, with the remainder driven by the return of deferred TCJA benefit credits to customers and lower pretax income in the current period compared to the prior period; and

•	a $5.8 million increase in deferred regulatory interest income in other income (expense), net, of which $5.1 million relates to interest recognized in association with the OPUC order discussed above.

The increases were partially offset by:

•
a $34.4 million increase in pension costs within operations and maintenance expense and other income (expense), net, of which $12.5 million relates to costs which were entirely offset by revenues and income tax benefits in the March 2019 OPUC order, and $10.5 million relates to the regulatory pension disallowance included in the March 2019 OPUC order. In addition, there was a $11.4 million increase in pension expenses as NW Natural began collecting ongoing pension costs through customer rates on November 1, 2018 and began collecting deferred pension costs through customer rates on April 1, 2019 rather than deferring a portion to the balancing account;

•	a $5.7 million increase in depreciation expense due to NGD plant additions;

•
a $4.6 million increase in interest expense driven by $2.3 million higher interest on long term debt, $1.2 million lower AFUDC debt interest income, and $0.9 million higher commercial paper and line of credit interest;

•	a $3.3 million decrease in AFUDC equity interest; and

•	a $2.9 million increase in NGD segment operations and maintenance expenses primarily attributable to annual employee cost increases.

Total natural gas sold and delivered in 2019 increased 8% over 2018 primarily due to the impact of weather that was average in the current period compared to weather that was 15% warmer than average in the prior period.

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

The primary factors contributing to the decrease in adjusted NGD net income were as follows:

•	a $8.9 million decrease in NGD margin primarily due to:

▪	a $7.9 million decrease due to revenues collected and deferred in association with the TCJA; partially offset by

▪	a $4.8 million increase from customer growth; and

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

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

				Favorable (Unfavorable)
In thousands, except degree day and customer data	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
NGD volumes (therms):
Residential and commercial sales	734,347	661,163	740,369	73,184	(79,206)
Industrial sales and transportation	480,807	467,040	499,924	13,767	(32,884)
Total NGD volumes sold and delivered	1,215,154	1,128,203	1,240,293	86,951	(112,090)
Operating revenues:
Residential and commercial sales	$638,884	$621,782	$684,214	$17,102	$(62,432)
Industrial sales and transportation	56,553	58,713	63,925	(2,160)	(5,212)
Other distribution revenues	13,035	(109)	3,872	13,144	(3,981)
Other regulated services	12,056	262	—	11,794	262
Less: Revenue taxes(1)	—	—	19,069	—	(19,069)
Total operating revenues	720,528	680,648	732,942	39,880	(52,294)
Less: Cost of gas	255,135	255,743	325,019	608	69,276
Less: Environmental remediation expense	12,337	11,127	15,291	(1,210)	4,164
Less: Revenue taxes(1)	30,325	30,082	—	(243)	(30,082)
NGD margin	422,731	383,696	392,632	39,035	(8,936)
Margin(2)
Residential and commercial sales	$366,974	$352,710	$355,736	$14,264	$(3,026)
Industrial sales and transportation	31,985	30,817	31,847	1,168	(1,030)
Miscellaneous revenues	4,671	5,542	3,865	(871)	1,677
Gain (loss) from gas cost incentive sharing	(1,299)	(27)	1,237	(1,272)	(1,264)
Other margin adjustments(3)	8,350	(5,608)	(53)	13,958	(5,555)
Distribution margin	$410,681	$383,434	$392,632	$27,247	$(9,198)
Other regulated services	$12,050	$262	$—	$11,788	$262
NGD margin	$422,731	$383,696	$392,632	$39,035	$(8,936)
Degree days(4)
Average(5)	2,710	2,714	2,705	(4)	9
Actual	2,709	2,313	3,114	17%	(26)%
Percent colder (warmer) than average weather	—%	(15)%	15%
NGD Meters - end of period:
Residential meters	692,012	680,134	668,803	11,878	11,331
Commercial meters	69,858	69,259	68,050	599	1,209
Industrial meters	1,007	1,028	1,021	(21)	7
Total number of meters	762,877	750,421	737,874	12,456	12,547
NGD Meter growth:
Residential meters	1.7%	1.7%
Commercial meters	0.9%	1.8%
Industrial meters	(2.0)%	0.7%
Total meter growth	1.7%	1.7%

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

(3)
Other margin adjustments include net revenue recoveries of $6.2 million and revenue deferrals of $7.9 million for the years ended December 31, 2019 and 2018, respectively, associated with the decline of the U.S. federal corporate income tax rate.

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

Residential and Commercial Sales
The primary factors that impact results of operations in the residential and commercial markets are customer growth, seasonal weather patterns, energy prices, competition from other energy sources, and economic conditions in our service areas. The impact of weather on margin is significantly reduced through NW Natural's weather normalization mechanism in Oregon; approximately 82% of NW Natural's total customers are covered under this mechanism. The remaining customers either opt out of the mechanism or are located in Washington, which does not have a similar mechanism in place. For more information on the weather mechanism, see "Regulatory Matters—Rate Mechanisms—Weather Normalization Mechanism" above.

NGD residential and commercial sales highlights include:

In millions	2019	2018	2017
Volumes (therms):
Residential sales	457.2	411.7	465.2
Commercial sales	277.1	249.5	275.2
Total volumes	734.3	661.2	740.4
Operating revenues:
Residential sales	$437.7	$418.4	$455.9
Commercial sales	201.2	203.3	228.3
Total operating revenues	$638.9	$621.7	$684.2
Margin:
Residential:
Sales	$272.3	$240.0	$262.1
Alternative revenues:
Weather normalization	(1.8)	7.6	(11.9)
Decoupling	(6.6)	(0.6)	(2.4)
Amortization of alternative revenue	2.0	1.9	—
Total residential NGD margin	265.9	248.9	247.8
Commercial:
Sales	115.8	103.7	101.5
Alternative revenues:
Weather normalization	(0.7)	2.4	(4.6)
Decoupling	(5.2)	7.3	11.1
Amortization of alternative revenue	(8.8)	(9.6)	—
Total commercial NGD margin	101.1	103.8	108.0
Total residential and commercial NGD margin	$367.0	$352.7	$355.8
2019 COMPARED TO 2018. The increases of $17.2 million in operating revenue and $14.3 million in total residential and commercial NGD margin were primarily driven by new customer rates from the 2018 Oregon rate case and 2019 Washington rate case as well as sales volume increases of 73.1 million therms, or 11%, due to customer growth and average weather in 2019 compared to warmer than average weather in 2018.

2018 COMPARED TO 2017. The decreases of $62.5 million in operating revenue and $3.1 million in total residential and commercial NGD margin were primarily driven by sales volume decreases of 79.2 million therms, or 11%, due to warmer than average weather in 2018 compared to colder than average weather in the prior period, partially offset by customer growth.

Industrial Sales and Transportation
Industrial customers have the option of purchasing sales or transportation services. Under the sales service, the customer buys the gas commodity from NW Natural. Under the transportation service, the customer buys the gas commodity directly from a third-party gas marketer or supplier. The NGD gas commodity cost is primarily a pass-through cost to customers; therefore, NGD profit margins are not materially affected by an industrial customer's decision to purchase gas from third parties. Industrial and large commercial customers may also select between firm and interruptible service options, with firm services generally providing higher profit margins compared to interruptible services. To help manage gas supplies, industrial tariffs are designed to provide some certainty regarding industrial customers' volumes by requiring an annual service election which becomes effective November 1, special charges for changes between elections, and in some cases, a minimum or maximum volume requirement before changing options.

NGD industrial sales and transportation highlights include:

In millions	2019	2018	2017
Volumes (therms):
Industrial - firm sales	36.6	35.3	35.7
Industrial - firm transportation	175.7	162.7	167.7
Industrial - interruptible sales	47.4	50.6	55.1
Industrial - interruptible transportation	221.1	218.4	241.4
Total volumes	480.8	467.0	499.9
Margin:
Industrial - sales and transportation	$32.0	$30.8	$31.8

2019 COMPARED TO 2018. Industrial sales and transportation volumes increased by 13.8 million therms and NGD margin increased $1.2 million due to an increase in manufacturing activity in NW Natural's service territory. The increase was partially offset by a reduction in customer count, which was driven by customer elections to switch from industrial to commercial rate schedules.

2018 COMPARED TO 2017. Industrial sales and transportation volumes decreased by 32.9 million therms and NGD margin decreased $1.0 million due to lower usage from warmer than average weather in 2018 compared to colder than average weather in 2017.

Miscellaneous Revenues
Margin from miscellaneous revenues includes fee income as well as regulatory revenue adjustments, which reflect current period deferrals to and prior year amortizations from regulatory asset and liability accounts, except for gas cost deferrals which flow through cost of gas. Decoupling and other regulatory amortizations from prior year deferrals are included in revenues from residential, commercial, and industrial firm customers.

Margin from NGD miscellaneous revenues highlights include:

In millions	2019	2018	2017
Other revenues	$4.7	$5.5	$3.9

2019 COMPARED TO 2018. Margin from miscellaneous revenues remained flat due to continued entitlement and curtailment revenue in first quarter of 2019 related to the October 2018 Canadian pipeline event.

2018 COMPARED TO 2017. Margin from miscellaneous revenues increased $1.6 million due to increases in entitlement and curtailment revenue due to system restrictions for certain industrial and commercial customers as a result of a Canadian pipeline event in October 2018 that disrupted gas supply.

Other Regulated Services
Other Regulated Services primarily consist of lease revenues from NW Natural's North Mist storage facility as well as other lease revenues for compressed natural gas assets.

Other regulated services revenue highlights include:

In millions	2019	2018	2017
North Mist storage services	$11.8	$—	$—
Other services	0.3	0.3	—
Total other regulated services	$12.1	$0.3	$—

2019 COMPARED TO 2018. Other regulated services margin increased $11.8 million in 2019 compared to 2018 due to the commencement of storage services at the North Mist expansion facility in May 2019. See Note 7 for more information regarding North Mist expansion lease accounting.

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

Cost of gas highlights include:

In millions except where indicated	2019	2018	2017
Cost of gas	$255.1	$255.7	$325.0
Volumes sold (therms)	818	747	831
Average cost of gas (cents per therm)	$0.31	$0.34	$0.39
Gain (loss) from gas cost incentive sharing	(1.3)	—	1.2

2019 COMPARED TO 2018. Cost of gas was flat compared to the prior year, primarily due to the 10% increase in volumes sold driven by average weather in 2019 compared to warmer than average weather in 2018 and customer growth, primarily offset by a three cent decrease in the average cost of gas.

2018 COMPARED TO 2017. Cost of gas decreased 69.3 million, or 21%, primarily due to the 10% decrease in volumes sold due to warmer than average weather in 2018 compared to colder than average weather in 2017, and lower average cost of gas collected from customers, partially offset by customer growth.

The effect on net income from NW Natural's Oregon gas cost incentive sharing mechanism resulted in a margin loss of $1.3 million in 2019 compared to a slight margin loss in 2018 and a margin gain of $1.2 million in 2017. In 2019, actual gas prices were higher than those included in rates during the period. In 2018, actual prices closely aligned with estimated prices included in customer rates. In 2017, actual prices were lower than the estimated prices included in customer rates due to warmer than average weather nationally, which resulted in lower national natural gas commodity prices. For a discussion of the gas cost incentive sharing mechanism, see "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

In millions, except EPS data	2019	2018	2017
NW Natural other - net income	$8.1	$10.6	$11.2
Other NW Holdings activity	(3.6)	(0.8)	0.4
NW Holdings other - net income	$4.5	$9.8	$11.6
EPS - NW Holdings - other	$0.15	$0.34	$0.41

The significant drivers of changes in other net income discussed below apply to both NW Holdings and NW Natural.

2019 COMPARED TO 2018. Other net income decreased $5.3 million and $2.5 million at NW Holdings and NW Natural, respectively. The decrease at NW Natural was primarily driven by lower asset management revenues and increased asset management revenue sharing with Oregon customers as a result of the 2018 Oregon rate case. The decrease from other NW Holdings activity was driven by increases in professional service costs and expenses associated with developing the water business.

2018 COMPARED TO 2017. Other net income decreased compared to the prior period primarily due to $4.2 million in higher income tax expense driven by $4.4 million in income tax benefits recognized in 2017 from the enactment of the TCJA, partially offset by a $2.8 million increase in revenues from asset management agreements for Mist storage and transportation capacity.

Consolidated Operations

Operations and Maintenance
Operations and maintenance highlights include:

In millions	2019	2018	2017
NW Natural	$169.1	$155.2	$152.2
Other NW Holdings operations and maintenance	9.1	1.5	0.2
NW Holdings	$178.2	$156.7	$152.4

2019 COMPARED TO 2018. Operations and maintenance expense increased $21.5 million and $13.9 million for NW Holdings and NW Natural, respectively. The increase at NW Natural was primarily due to the following:

•	a $12.5 million increase in pension expenses, consisting of:

•
a $4.6 million increase from recovery of amounts in NW Natural's pension balancing account upon receipt of an OPUC accounting order in March 2019, which was offset within NGD margin and income tax benefits;

•
a $4.0 million increase from higher pension costs as NW Natural began collecting ongoing pension costs through customer rates on November 1, 2018 and began collecting deferred pension costs through customer rates on April 1, 2019 rather than deferring a portion to the balancing account; and

•	a $3.9 million increase from a regulatory pension disallowance as a result of the March 2019 OPUC order in the Oregon general rate case.

The remaining change was primarily attributable to annual employee cost increases.

The $7.6 million increase in other NW Holdings operations and maintenance expense was primarily due to expenses associated with developing the water business.

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

Delinquent customer receivable balances continue to remain at historically low levels. Bad debt expense as a percent of revenues was 0.1% for 2019, 2018, and 2017.

Depreciation and Amortization
Depreciation and amortization highlights include:

In millions	2019	2018	2017
NW Natural	$90.4	$85.0	$81.0
Other NW Holdings depreciation and amortization	1.1	0.2	0.1
NW Holdings	$91.5	$85.2	$81.1

The significant drivers of changes in depreciation and amortization discussed below apply to both NW Holdings and NW Natural.

2019 COMPARED TO 2018. Depreciation and amortization expense increased by $6.3 million and $5.4 million for NW Holdings and NW Natural, respectively, primarily due to NGD plant additions that included investments in natural gas transmission and distribution systems supporting customer growth, safety, reliability, facility upgrades, and enhanced technology. In addition, the

North Mist gas storage facility began operations and began depreciating in May 2019. The increase in other NW Holdings depreciation and amortization was primarily due to depreciation expense at acquired water and wastewater entities.

2018 COMPARED TO 2017. Depreciation and amortization expense increased by $4.1 million and $4.0 million for NW Holdings and NW Natural, respectively, primarily due to NGD plant additions that included investments in natural gas transmission and distribution systems supporting customer growth, safety, reliability, facility upgrades, and enhanced technology.

Other Income (Expense), Net
Other income (expense), net highlights include:

In millions	2019	2018	2017
Pension and other postretirement costs	$(13.3)	$(17.0)	$(10.2)
Deferral (amortization) of regulatory pension balancing account	(10.7)	7.9	4.1
Regulatory disallowance of pension costs	(6.6)	—	—
Equity portion of AFUDC	0.7	4.1	2.7
Net interest income (expense) on deferred regulatory accounts	7.2	1.7	2.0
Other non-operating	(0.3)	(0.3)	1.2
NW Natural total other income (expense), net	$(23.0)	$(3.6)	$(0.2)
Other NW Holdings activity	0.2	—	(0.1)
NW Holdings total other income (expense), net	$(22.8)	$(3.6)	$(0.3)

The significant drivers of changes in Other income (expense) discussed below apply to both NW Holdings and NW Natural.

2019 COMPARED TO 2018. Other income (expense), net, decreased $19.2 million and $19.4 million at NW Holdings and NW Natural, respectively. The decrease was primarily driven by activity in NW Natural's pension balancing account as described below. In addition, net interest income on deferred regulatory accounts increased $5.5 million primarily due to $5.1 million of deferred equity interest income recognized in 2019 in conjunction with amortization of the pension balancing account. Interest income from the equity portion of AFUDC decreased $3.3 million, primarily driven by the placement of the North Mist facility into service in May 2019.

Pension Balancing Account
From 2011 through October 31, 2018, NW Natural had OPUC approval to defer certain pension costs in excess of what was recovered in customer rates. This pension cost deferral was recorded to a regulatory balancing account, which stabilized the amount of pension expense recognized each year in the consolidated statements of comprehensive income (loss). Total pension cost deferrals, excluding interest, were $10.3 million and $6.5 million for the years ended December 31, 2018 and 2017, of which $7.9 million and 4.1 million was recognized in other income (expense), net, respectively. In October 2018, the OPUC issued an order freezing the pension balancing account and directing that future pension expense would be recovered through rates with an increase of $8.1 million to revenue requirement.

In March 2019, the OPUC issued another order allowing for the application of certain deferred revenues and tax benefits from the TCJA to reduce NW Natural's pension regulatory balancing account. A corresponding total of $12.5 million in pension expenses were recognized, of which $7.9 million was recognized in other income (expense), net in the consolidated statements of comprehensive income in the first quarter of 2019, with offsetting benefits recorded within operating revenues and income taxes. The order also directed NW Natural to reduce the balancing account by an additional, disallowed, $10.5 million, of which $6.6 million was charged to other income (expense), net in the consolidated statements of comprehensive income. Amortization of the remaining amount of the balancing account began in the second quarter of 2019 in accordance with the order. Total amortization of the balancing account for the year ended December 31, 2019, inclusive of the $12.5 million recovery mentioned above, was $16.8 million, of which $10.7 million was recorded to other income (expense), net. See Note 10 and "Regulatory Matters—Regulatory Proceeding Updates - Pension Cost Deferral and Pension Balancing Account" for more information regarding the pension balancing account.

2018 COMPARED TO 2017. Other income (expense), net, decreased $3.3 million and $3.4 million at NW Holdings and NW Natural, respectively, primarily due to a $3.0 million increase in pension and other postretirement non-service costs and $0.8 million lower gains from company-owned life insurance, partially offset by a $1.4 million increase in the equity portion of AFUDC.

Interest Expense, Net
Interest expense, net highlights include:

In millions	2019	2018	2017
NW Natural	$41.3	$37.0	$37.5
Other NW Holdings interest expense	1.4	0.1	—
NW Holdings	$42.7	$37.1	$37.5

2019 COMPARED TO 2018. Interest expense, net of amounts capitalized increased $5.6 million and $4.3 million at NW Holdings and NW Natural, respectively. The increase at NW Natural was primarily driven by $2.3 million higher interest on long term debt balances, $1.2 million lower AFUDC debt interest income, and $0.9 million higher commercial paper and line of credit interest. The additional increase at NW Holdings was driven by interest on long-term debt at NWN Water and interest on NW Holdings' line of credit.

2018 COMPARED TO 2017. Interest expense, net of amounts capitalized, decreased $0.4 million and $0.5 million at NW Holdings and NW Natural, respectively, primarily due to a $2.3 million increase in the interest-related portion of AFUDC, partially offset by increased commercial paper interest expenses of $1.6 million.

Income Tax Expense
NW Holdings income tax expense highlights include:

In millions	2019	2018	2017
Income tax expense	$12.6	$24.2	$41.0
Effects from the TCJA(1)	—	—	3.4
Adjusted income tax expense	$12.6	$24.2	$44.4

Effective tax rate	16.2%	26.4%	36.3%
Adjusted effective tax rate	16.2%	26.4%	39.3%
(1) See the Non-GAAP Reconciliations table at the beginning of Item 7 for a reconciliation of this non-GAAP financial measure to its closest U.S.GAAP measure.

NW Natural income tax expense highlights include:

In millions	2019	2018	2017
Income tax expense	$14.1	$24.5	$41.5
Effects from the TCJA(1)	—	—	3.0
Adjusted income tax expense	$14.1	$24.5	$44.5

Effective tax rate	16.9%	26.4%	36.6%
Adjusted effective tax rate	16.9%	26.4%	39.3%
(1) See the Non-GAAP Reconciliations table at the beginning of Item 7 for a reconciliation of this non-GAAP financial measure to its closest U.S.GAAP measure.

The significant drivers of changes in income tax expense discussed below apply to both NW Holdings and NW Natural.

2019 COMPARED TO 2018. The effective tax rate decreased by 10.2% and 9.5% at NW Holdings and NW Natural, respectively. The reduction was driven by the return of tax reform benefits to customers, including $5.4 million in tax benefits recognized in association with the OPUC 2018 Oregon rate case order which was offset by pension expenses. See "Executive Summary - Deferred TCJA benefits and timing variance" above.

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

The decision approving the transaction was issued by the CPUC on December 12, 2019 and the transaction is subject to other customary closing conditions and covenants, including the requirement that all of the representations and warranties be true and correct as of the closing date except, as would not, in the case of certain representations and warranties, be reasonably expected to have a material adverse effect on Gill Ranch. The agreement, as amended, is currently subject to termination by either party if the transaction has not closed by March 31, 2020. We continue to strive to close this transaction.

On January 29, 2019, PG&E filed voluntary petitions for relief under chapter 11 bankruptcy. We cannot fully predict the course of the bankruptcy proceedings or the impact on the sale and will continue to monitor the situation closely.

The results of Gill Ranch Storage have been determined to be discontinued operations and are presented separately, net of tax, from the results of continuing operations of NW Holdings for all periods presented. See Note 19 for more information on the Sale Agreement and the results of our discontinued operations.

The CPUC regulates Gill Ranch under a market-based rate model which allows for the price of storage services to be set by the marketplace. The CPUC also regulates the issuance of securities, system of accounts, and regulates intrastate storage services. The Geologic Energy Management Division of the California Department of Conservation regulations for gas storage wells were finalized in June 2018, and the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA) proposed new federal regulations for underground natural gas storage facilities, which were finalized during 2019 and increased costs for all storage providers. NW Holdings will continue to monitor and assess additional new regulations until the sale is complete.

Short-term liquidity for Gill Ranch is supported by cash balances, internal cash flow from operations, equity contributions from its parent company, and, if necessary, additional external financing.

FINANCIAL CONDITION

Capital Structure
NW Holdings' long-term goal is to maintain a strong and balanced consolidated capital structure. NW Natural targets a regulatory capital structure of 50% common equity and 50% long-term debt, which is consistent with approved regulatory allocations in Oregon, which has an allocation of 50% common equity and 50% long-term debt without recognition of short-term debt, and Washington, which has an allocation of 50% long-term debt, 1% short-term debt, and 49% common equity.

When additional capital is required, debt or equity securities are issued depending on both the target capital structure and market conditions. These sources of capital are also used to fund long-term debt retirements and short-term commercial paper maturities. See "Liquidity and Capital Resources" below and Note 9. Achieving our target capital structure and maintaining sufficient liquidity to meet operating requirements is necessary to maintain attractive credit ratings and provide access to the capital markets at reasonable costs.

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	December 31,
	2019	2018
Common equity	49.6%	50.9%
Long-term debt (including current maturities)	50.4	49.1
Total	100.0%	100.0%

NW Natural's consolidated long-term capital structure, excluding short-term debt, was as follows:

	December 31,
	2019	2018
Common equity	49.3%	49.4%
Long-term debt (including current maturities)	50.7	50.6
Total	100.0%	100.0%

Including short-term debt balances, as of December 31, 2019 and 2018, NW Holdings' consolidated capital structure included common equity of 45.7% and 44.4%, long-term debt of 42.5% and 41.1%, and short-term debt including current maturities of long-term debt of 11.8% and 14.5%, respectively. As of December 31, 2019 and 2018, NW Natural's consolidated capital structure included common equity of 45.9% and 42.9%, long-term debt of 42.9% and 42.2%, and short-term debt including current maturities of long-term debt of 11.2% and 14.9%, respectively.

During 2019, changes to NW Natural's capital structures were primarily due to capital contributions from NW Holdings and the issuance of long-term debt. Changes to NW Holdings' capital structure were primarily due to issuances of common equity at NW Holdings and the issuance of long-term debt at NW Natural. See further discussion below in "Cash Flows — Financing Activities".

Liquidity and Capital Resources
At December 31, 2019 and December 31, 2018, NW Holdings had approximately $9.6 million and $12.6 million, and NW Natural had approximately $5.9 million and $7.9 million, of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive.

NW Holdings
For NW Holdings, short-term liquidity is primarily provided by cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities. NW Holdings also has a universal shelf registration statement filed with the SEC for the issuance of debt and equity securities. NW Holdings long-term debt, if any, and equity issuances are primarily used to provide equity contributions to NW Holdings’ operating subsidiaries for operating and capital expenditures and other corporate purposes. NW Holdings' issuance of securities is not subject to regulation by state public utility commissions, but the dividends from NW Natural to NW Holdings are subject to regulatory ring-fencing provisions. NW Holdings guarantees the debt of its wholly-owned subsidiary, NWN Water. See "Long-Term Debt" below for more information regarding NWN Water debt.

As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural may not pay dividends or make distributions to NW Holdings if NW Natural’s credit ratings and common equity ratio, defined as the ratio of equity to long-term debt, fall below specified levels. If NW Natural’s long-term secured credit ratings are below A- for S&P and A3 for Moody’s, dividends may be issued so long as NW Natural’s common equity ratio is 45% or more. If NW Natural’s long term secured credit ratings are below BBB for S&P and Baa2 for Moody’s, dividends may be issued so long as NW Natural’s common equity ratio is 46% or more. Dividends may not be issued if NW Natural’s long-term secured credit ratings are BB+ or below for S&P or Ba1 or below for Moody’s, or if NW Natural’s common equity ratio is below 44%, where the ratio is measured using common equity and long-term debt excluding imputed debt or debt-like lease obligations. In each case, common equity ratios are determined based on a preceding or projected 13-month average. In addition, there are certain OPUC notice requirements for dividends in excess of 5% of NW Natural’s retained earnings.

Additionally, if NW Natural’s common equity (excluding goodwill and equity associated with non-regulated assets), on a preceding or projected 13-month average basis, is less than 46% of NW Natural’s capital structure, NW Natural is required to notify the OPUC, and if the common equity ratio falls below 44%, file a plan with the OPUC to restore its equity ratio to 44%. This condition is designed to ensure NW Natural continues to be adequately capitalized under the holding company structure. Under the WUTC order, the average common equity ratio must not exceed 56%.

At December 31, 2019 and 2018, NW Natural satisfied the ring-fencing provisions described above.

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

NW HOLDINGS DIVIDENDS. Quarterly dividends have been paid on common stock each year since NW Holdings’ predecessor’s stock was first issued to the public in 1951. Annual common stock dividend payments per share, adjusted for stock splits, have increased each year since 1956. The declarations and amount of future dividends to shareholders will depend upon earnings, cash flows, financial condition, NW Natural’s ability to pay dividends to NW Holdings and other factors. The amount and timing of dividends payable on common stock is at the sole discretion of the NW Holdings Board of Directors.

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

Based on its current debt ratings (see "Credit Ratings" below), NW Natural has been able to issue commercial paper and long-term debt at attractive rates and has not needed to borrow or issue letters of credit from its back-up credit facility. In the event NW Natural is not able to issue new debt due to adverse market conditions or other reasons, NW Natural expects that near-term liquidity needs can be met using internal cash flows, issuing commercial paper, receiving equity contributions from NW Holdings, or, for the NGD segment, drawing upon a committed credit facility. NW Natural also has a universal shelf registration statement filed with the SEC for the issuance of secured and unsecured debt securities.

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at December 31, 2019. However, if the credit risk-related contingent features underlying these contracts were triggered on December 31, 2019, assuming long-term debt ratings dropped to non-investment grade levels, NW Natural could have been required to post $0.1 million in collateral with our counterparties. See "Credit Ratings" below and Note 16.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include NW Natural's pension contribution requirements and environmental expenditures.

PENSION CONTRIBUTION. NW Natural expects to make contributions to its company-sponsored defined benefit plan, which is closed to new employees, over the next several years until the plan is fully funded under the Pension Protection Act rules, including the rules issued under the Moving Ahead for Progress in the 21st Century Act (MAP-21), as amended. See "Application of Critical Accounting Policies—Accounting for Pensions and Postretirement Benefits" below and Note 10 for more information.

ENVIRONMENTAL EXPENDITURES. NW Natural expects to continue using cash resources to fund environmental liabilities. NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recovery prudently incurred costs allocable to Oregon customers, subject to an earnings test. On October 21, 2019 the WUTC authorized an Environmental Cost Recovery Mechanism (ECRM) for recovery of prudently incurred costs allocable to Washington customers beginning November 1, 2019. See Note 18, and "Results of Operations—Regulatory Matters—Environmental Cost Deferral and Recovery" above.

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

NW NATURAL DIVIDENDS. The declarations and amount of future dividends to NW Holdings will depend upon earnings, cash flows, financial condition, the satisfaction of OPUC and WUTC regulatory ring-fencing restrictions, and other factors. The amount and timing of dividends payable on common stock is subject to approval of the NW Natural Board of Directors.

OFF-BALANCE SHEET ARRANGEMENTS. Except for certain lease and purchase commitments, NW Holdings and NW Natural have no material off-balance sheet financing arrangements. See "Contractual Obligations" below.

In October 2017, NW Natural entered into a 20-year lease agreement for a new corporate operations center location in Portland, Oregon. The existing lease expires in 2020 and after an extensive search and evaluation process with a focus on seismic preparedness, safety, reliability, least cost to customers and a continued commitment to NW Natural's employees and the communities NW Natural serves, NW Natural executed a new lease for suitable commercial office space in Portland, Oregon. Payments under the lease are expected to commence in the third quarter of 2020 and total estimated base rent payments over the 20-year life of the lease are approximately $160 million. NW Natural has the option to extend the term of the lease for two additional seven-year periods.

Additionally, the lease was analyzed in consideration of build-to-suit lease accounting guidance with the conclusion that NW Natural is the accounting owner of the asset during construction. As a result, NW Natural recognized $25.5 million during 2018 in property, plant and equipment and an obligation in other non-current liabilities for the same amount on its consolidated balance sheet. These accounting transactions are non-cash in nature, and as such, are not included in the cash flow analysis and capital expenditures forecasts below, and have no impact on short-term liquidity. When the new lease accounting standard, ASC 842, became effective for NW Holdings and NW Natural in 2019, the associated build-to-suit asset and liability were de-recognized in accordance with the new standard. See Note 2 for more information on the impacts of the new lease standard.

Contractual Obligations
The following table shows contractual obligations from continuing operations at December 31, 2019 by maturity and type of obligation:

	Payments Due in Years Ending December 31,
In millions	2020	2021	2022	2023	2024	Thereafter	Total
NW Natural
Short-term debt maturities	$125.1	$—	$—	$—	$—	$—	$125.1
Long-term debt maturities	75.0	60.0	—	90.0	—	624.7	849.7
Interest on long-term debt	36.1	34.9	33.2	32.3	29.2	343.9	509.6
Postretirement benefit payments(1)	25.8	26.7	27.5	28.4	29.2	162.4	300.0
Operating leases	4.4	6.7	6.8	7.0	7.1	130.9	162.9
Gas purchases(2)	86.2	2.9	—	—	—	—	89.1
Gas pipeline capacity commitments	81.1	74.5	72.8	72.5	71.0	530.4	902.3
Other purchase commitments(3)	—	0.9	1.6	0.1	2.0	—	4.6
Other long-term liabilities(4)	18.3	—	—	—	—	—	18.3
NW Natural Total	452.0	206.6	141.9	230.3	138.5	1,792.3	2,961.6
Other (NW Holdings)
Short-term debt maturities	24.0	—	—	—	—	—	24.0
Short- and long-term obligations(5)	1.3	35.8	0.3	0.3	0.3	1.1	39.1
NW Holdings Total	$477.3	$242.4	$142.2	$230.6	$138.8	$1,793.4	$3,024.7

(1)
Postretirement benefit payments primarily consists of two NW Natural items: (1) estimated pension and other postretirement plan payments, which are funded by plan assets and future cash contributions, and (2) required payments to the Western States multiemployer pension plan due to NW Natural's withdrawal from the plan in December 2013. See Note 10.

(2)
Gas purchases include contracts which use price formulas tied to monthly index prices. The commitment amounts presented incorporate the December 2019 first of month index price for each supply basin from which gas is purchased. For a summary of gas purchase and gas pipeline capacity commitments, see Note 17.

(3)	Other purchase commitments primarily consist of remaining balances under existing purchase orders.

(4)
Other long-term liabilities includes accrued deferred compensation plan liabilities for executives and directors. The timing of these payments are uncertain; however, these payments are unlikely to all occur in the next 12 months.

(5)	Short- and long-term obligations include short- and long-term debt obligations and other immaterial liabilities.

In addition to known contractual obligations listed in the above table, NW Natural has also recognized liabilities for future environmental remediation or action. The exact timing of payments beyond 12 months with respect to those liabilities cannot be reasonably estimated due to numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of site investigations. See Note 18 for a further discussion of environmental remediation cost liabilities.

At December 31, 2019, 626 of NW Natural's natural gas distribution employees were members of the Office and Professional Employees International Union (OPEIU) Local No. 11. In November 2019, union employees ratified a new collective bargaining agreement that took effect on December 1, 2019, expires on May 31, 2024, and is effective thereafter from year to year unless either party serves notice of its intent to negotiate modifications to the collective bargaining agreement. The remaining terms of the collective bargaining agreement include the following items: a 1.5% wage increase effective December 1, 2019, a 2.0% wage increase effective June 1, 2020, and scheduled wage increases effective June 1 of each subsequent year of 3.5%; competitive health benefits, including 15% to 20% premium cost sharing by employees; a 401(k) contribution of 4% for employees hired after our pension plan was closed on December 31, 2009; and a 401(k) match of 50% of the first 8% of savings.

Short-Term Debt
The primary source of short-term liquidity for NW Holdings is cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities it may enter into from time to time.

The primary source of short-term liquidity for NW Natural is from the sale of commercial paper, available cash from a multi-year credit facility, and short-term credit facilities. NW Natural has a separate commercial paper program and separate bank facilities. In addition to issuing commercial paper or bank loans to meet working capital requirements, including seasonal requirements to finance gas purchases and accounts receivable, short-term debt may also be used to temporarily fund capital requirements. For NW Natural, commercial paper and bank loans are periodically refinanced through the sale of long-term debt or equity contributions from NW Holdings. Commercial paper, when outstanding, is sold through two commercial banks under an issuing and paying agency agreement and is supported by one or more unsecured revolving credit facilities. See “Credit Agreements” below.

At December 31, 2019 and 2018, NW Holdings had short-term debt outstanding of $149.1 million and $217.6 million, respectively, and NW Natural had short-term debt outstanding of $125.1 million and $217.5 million, respectively. The weighted average interest rate on short-term debt outstanding at December 31, 2019 and 2018 was 2.0% and 3.0%, respectively, at both NW Holdings and NW Natural.

Credit Agreements

NW Holdings
NW Holdings has a $100 million credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $150 million. The maturity date of the agreement is October 2, 2023, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2019 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$100
Total	$100

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2019 and 2018, with consolidated indebtedness to total capitalization ratios of 54.3% and 55.6%, respectively.

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

Interest charges on the credit agreement are indexed to the London Interbank Offered Rate (LIBOR). The agreement contains a provision to transition to an equivalent replacement rate upon the phase-out of LIBOR in 2021.

NW Holdings had $1.0 million and $2.8 million of letters of credit issued and outstanding in support of acquisitions of water companies, separate from the aforementioned credit agreement, at December 31, 2019 and 2018, respectively. The $1.0 million letter of credit outstanding at NW Holdings as of December 31, 2019 for purposes of facilitating the Suncadia acquisition was extinguished after the close of the transaction on January 31, 2020.

NW Natural
NW Natural has a multi-year credit agreement for unsecured revolving loans totaling $300 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $450 million. The maturity date of the agreement is October 2, 2023 with an available extension of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2019 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$300
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement or the prior credit agreement at December 31, 2019 or 2018. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2019 and 2018, with consolidated indebtedness to total capitalization ratios of 54.1% and 57.1%, respectively.

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

Interest charges on the credit agreement are indexed to LIBOR. The agreement contains a provision to transition to an equivalent replacement rate upon the phase-out of LIBOR in 2021.

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

Long-Term Debt
The following NW Natural debentures were retired in the periods indicated:

	Year Ended December 31,
In millions	2019	2018	2017
NW Natural First Mortgage Bonds
Series 7.00% due 2017	$—	$—	$40
Series 6.60% due 2018	—	22	—
Series 1.55% due 2018	—	75	—
Series 8.31% due 2019	10	—	—
Series 7.63% due 2019	20	—	—
Total	$30	$97	$40

In June 2019, NWN Water, a wholly-owned subsidiary of NW Holdings, entered into a two-year term loan agreement for $35.0 million. The loan carried an interest rate of 2.35% at December 31, 2019, which is based upon the one-month LIBOR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2019, with a consolidated indebtedness to total capitalization ratio of 54.3%.

In June 2019, NW Natural issued $140.0 million of FMBs consisting of $50.0 million with an interest rate of 3.141%, due in 2029, and $90.0 million with an interest rate of 3.869%, due in 2049. In September 2019, NW Natural retired $10.0 million of FMBs with an interest rate of 8.310%, and retired $20.0 million of FMBs with an interest rate of 7.630% in December 2019.

$75.0 million of FMBs with an interest rate of 5.370% matured in February 2020. No other long-term debt is scheduled to mature over the next twelve months.

See "Financial Condition—Contractual Obligations" above for long-term debt maturing over the next five years.

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of December 31, 2019 and 2018. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows

Operating Activities
Changes in our operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

NW Holdings
In millions	2019	2018	2017
Cash provided by operating activities	$185.3	$168.8	$206.7

NW Natural
In millions	2019	2018	2017
Cash provided by operating activities	$186.2	$173.5	$206.5

The significant drivers of changes in cash provided by operating activities discussed below apply to both NW Holdings and NW Natural.

2019 COMPARED TO 2018. The significant factors contributing to the $16.5 million and $12.7 million increases in NW Holdings and NW Natural cash flow provided by operating activities, respectively, were as follows:

•
an increase of $27.5 million at NW Holdings and $24.9 million at NW Natural due to net income tax refunds in 2019 compared to payments in 2018. The refunds were primarily due to bonus depreciation taken on NW Natural's North Mist gas storage expansion which was placed into service in May 2019, as well as $6.0 million in income taxes paid in 2018 and refunded to NW Natural in 2019;

•	an increase of $10.6 million from collections of both current and deferred pension expenses as a result of NW Natural's Oregon rate case; and

•	an increase of $4.6 million due to lower contributions paid to qualified defined benefit pension plans in the current period compared to prior periods; partially offset by

•
a net decrease of $28.5 million at NW Natural from changes in receivables, inventories, and accounts payable, primarily reflecting increased gas purchase expenditures from average weather in the current period compared to warmer-than average weather in the prior period as well as higher gas costs than those included in customer rates.

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

•	an increase of $3.9 million due to a decrease in contributions paid to qualified defined benefit pension plans.

During the year ended December 31, 2019, NW Natural contributed $11.0 million to its qualified defined benefit pension plan, compared to $15.5 million for 2018 and $19.4 million in 2017. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans’ assets. See Note 10.

Bonus income tax depreciation of 50% was available in 2017 for a large portion of capital expenditures, and bonus depreciation of 40% was available in 2019 for a large portion of North Mist gas storage expansion capital expenditures for federal and Oregon purposes. This reduced taxable income and provided cash flow benefits in 2017 and 2019. As a result of the enactment of the TCJA on December 22, 2017, bonus depreciation was eliminated for other NGD business property acquired and placed in service after December 31, 2017. Accordingly, bonus depreciation was not available for such property in 2018 and 2019, and we do not anticipate similar cash flow benefits related to bonus depreciation in the future.

We have lease and purchase commitments relating to our operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see “Financial Condition—Contractual Obligations” above and Note 17.

Investing Activities
Investing activity highlights include:

NW Holdings
In millions	2019	2018	2017
Cash used in investing activities	$(303.8)	$(217.5)	$(214.2)
Capital expenditures	(223.5)	(214.6)	(213.3)

NW Natural
In millions	2019	2018	2017
Cash used in investing activities	$(243.1)	$(238.5)	$(214.2)
Capital expenditures	(221.4)	(214.3)	(213.3)

2019 COMPARED TO 2018. Cash used in investing activities increased $86.3 million and $4.6 million at NW Holdings and NW Natural, respectively. The increase at NW Natural was driven by continued capital expenditures for customer growth, system reinforcement, and technology, as well as leasehold improvement additions at NW Natural's new corporate operations center. The increase was partially offset by lower capital expenditures due to the completion of the North Mist gas storage expansion in May 2019. The increase at NW Holdings was driven by $55.9 million higher expenditures for acquisitions, net of cash acquired.

2018 COMPARED TO 2017. The $3.3 million increase in cash used in investing activities at NW Holdings was primarily due to continued capital expenditures primarily related to NW Natural's North Mist gas storage expansion facility as well as customer growth, system reinforcement, technology, and facilities. The additional increase in cash used in investing activities at NW Natural was primarily due to NW Natural's initial cash contribution of $20 million to its then subsidiary, and now parent, NW Holdings.

NW Holdings capital expenditures in 2020 are anticipated to be between $240 million and $280 million, of which between $230 million and $270 million are anticipated to occur at the NGD business. The total capital investment for the five-year period from 2020 to 2024 is expected to range from $980 million to $1.14 billion, with $950 million to $1.10 billion relating to the natural gas distribution segment and $30 million to $40 million related to maintenance capital expenditures for water utilities we currently own or have under a purchase and sale agreement.

The timing and amount of the core capital expenditures and projects for 2020 and the next five years could change based on regulation, growth, and cost estimates. Additional investments in our infrastructure during and after 2020 that are not incorporated in the estimates provided above will depend largely on additional regulations, growth, and expansion opportunities. Required funds for the investments are expected to be internally generated or financed with long-term debt or equity, as appropriate.

Financing Activities
Financing activity highlights include:

NW Holdings
In millions	2019	2018	2017
Cash provided by financing activities	$115.5	$57.8	$7.4
Change in short-term debt	(68.5)	163.3	0.9
Change in long-term debt	145.0	(47.0)	60.0
Change in common stock issued, net	93.0	—	—
Cash dividend payments on common stock	53.3	51.3	54.0

NW Natural
In millions	2019	2018	2017
Cash provided by financing activities	$54.9	$69.8	$7.4
Change in short-term debt	(92.4)	163.3	0.9
Change in long-term debt	110.0	(47.0)	60.0
Cash dividend payments on common stock	53.4	38.4	54.0

2019 COMPARED TO 2018. Cash provided by financing activities increased $57.7 million and decreased $14.9 million at NW Holdings and NW Natural, respectively.

The decrease in cash provided by financing activities at NW Natural was primarily driven by $255.7 million in higher repayments of short-term debt compared to the prior period and $15.0 million higher cash dividends paid. The decrease was partially offset by net issuances of $110.0 million in long-term debt in the current period compared to net repayments of $47.0 million in the prior period as well as a capital contribution from NW Holdings to NW Natural of $93.0 million.

The increase at NW Holdings was primarily due to proceeds of $93.0 million from the June 2019 issuance of NW Holdings common stock, the issuance of $35.0 million of long-term debt at NW Natural Water, and short-term debt issuances of $24 million at NW Holdings. These increases were partially offset by the debt activity at NW Natural described above.

2018 COMPARED TO 2017. The $50.4 million increase in cash provided by financing activities at NW Holdings was primarily due to $162.4 million higher short-term debt issuances, partially offset by $107.0 million lower net proceeds from long-term debt activity in 2018. NW Natural cash provided by financing activities was $12.0 million higher in comparison to NW Holdings primarily due to the payment of the November 15, 2018 dividend to NW Holdings shareholders using NW Holdings funds.

Pension Cost and Funding Status of Qualified Retirement Plans
NW Natural's pension costs are determined in accordance with accounting standards for compensation and retirement benefits. See “Application of Critical Accounting Policies and Estimates – Pensions and Postretirement Benefits” below. Pension expense for NW Natural's qualified defined benefit plan, which is allocated between operations and maintenance expenses, capital expenditures, and through October 31, 2018, the deferred regulatory balancing account, totaled $16.5 million in 2019, a decrease of $4.2 million from 2018. The fair market value of pension assets in this plan increased to $313.1 million at December 31, 2019 from $257.8 million at December 31, 2018. The increase was due to a gain on plan assets of $65.1 million and $11.0 million in employer contributions, partially offset by benefit payments of $20.8 million.

Contributions made to NW Natural's company-sponsored qualified defined benefit pension plan are based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The qualified defined benefit pension plan was underfunded by $164.3 million at December 31, 2019. NW Natural plans to make contributions during 2020 of $29.0 million. See Note 10 for further pension disclosures.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” below. At December 31, 2019, NW Natural's total estimated liability related to environmental sites was $136.0 million. See Note 18 and "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" above.

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

Based on current accounting and regulatory competitive conditions, NW Natural believes it is reasonable to expect continued application of regulatory accounting for NGD activities. Further, it is reasonable to expect the recovery or refund of NW Natural's regulatory assets and liabilities at December 31, 2019 through future customer rates. If it is determined that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances against earnings in the period such determination is made. The net balance in regulatory asset and liability accounts was a net liability of $285.3 million and a net liability of $245.3 million as of December 31, 2019 and 2018, respectively. See Note 2 for more detail on regulatory balances.

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

Accrued Unbilled Revenue
For a description of the policy regarding accrued unbilled revenue, most of which relates to the NGD business at NW Natural, see Note 2. The following table presents changes in key metrics if the estimated percentage of unbilled volume at December 31 was adjusted up or down by 1%:

	2019
In millions	Up 1%	Down 1%
Unbilled revenue increase (decrease)(1)	$0.9	$(0.9)
Margin increase (decrease)(1)	0.2	(0.1)
Net income before tax increase (decrease)(1)	0.1	(0.1)

(1)	Includes impact of regulatory mechanisms including decoupling mechanism and excludes the impact of unbilled revenue from water services.

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

Derivative instruments are recorded on the balance sheet at fair value. If certain regulatory conditions are met, then the derivative instrument fair value is recorded together with an offsetting entry to a regulatory asset or liability account pursuant to regulatory accounting, and no unrealized gain or loss is recognized in current income or loss. See "Regulatory Accounting" above for additional information. The gain or loss from the fair value of a derivative instrument subject to regulatory deferral is included in the recovery from, or refund to, NGD business customers in future periods. If a derivative contract is not subject to regulatory deferral, then the accounting treatment for unrealized gains and losses is recorded in accordance with accounting standards for derivatives and hedging which is either in current income or loss or in accumulated other comprehensive income or loss (AOCI or AOCL). Derivative contracts outstanding at December 31, 2019, 2018 and 2017 were measured at fair value using models or other market accepted valuation methodologies derived from observable market data. Estimates of fair value may change significantly from period-to-period depending on market conditions, notional amounts, and prices. These changes may have an impact on results of operations, but the impact would largely be mitigated due to the majority of derivative activities being subject to regulatory deferral treatment. For more information on derivative activity and associated regulatory treatment, see Note 2 and Note 16.

The following table summarizes the amount of losses realized from commodity price transactions for the last three years:

In millions	2019	2018	2017
NGD business net gain (loss) on:
Commodity Swaps	$17.9	$7.4	$(7.8)

Realized gains and losses from commodity hedges shown above were recorded in cost of gas and were, or will be, included in annual PGA rates.

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

Net periodic pension and postretirement benefit costs (retirement benefit costs) and projected benefit obligations (benefit obligations) are determined using a number of key assumptions including discount rates, rate of compensation increases, retirement ages, mortality rates and an expected long-term return on plan assets. See Note 10.

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

In 2011, NW Natural received regulatory approval from the OPUC and began deferring a portion of pension expense above or below the amount set in rates to a regulatory balancing account on the balance sheet. As part of general rate case proceedings, on October 26, 2018, the OPUC issued an order to freeze NW Natural's pension balancing account as of October 31, 2018. In March 2019, the OPUC issued an order resolving the remaining open items for NW Natural's 2018 Oregon general rate case regarding recovery of the pension balancing account. At December 31, 2019, the cumulative amount deferred for future pension cost recovery was $54.2 million, including accrued interest. The regulatory balancing account includes the recognition of accrued interest on the account balance at NW Natural's authorized rate of return from 2011 through October 31, 2018, and at 4.3% thereafter. See "Regulatory Matters - Rate Mechanisms - Pension Cost Deferral and Pension Balancing Account" above for more information.

A number of factors, as discussed above, are considered in developing pension and postretirement benefit assumptions. For the December 31, 2019 measurement date, NW Natural reviewed and updated:

•
the weighted-average discount rate assumptions for pensions decreased from 4.20% for 2018 to 3.16% for 2019, and our weighted-average discount rate assumptions for other postretirement benefits decreased from 4.13% for 2018 to 3.11% for 2019. The new rate assumptions were determined for each plan based on a matching of benchmark interest rates to the estimated cash flows, which reflect the timing and amount of future benefit payments. Benchmark interest rates are drawn from the FTSE Above Median Curve, which consists of high quality bonds rated AA- or higher by S&P or Aa3 or higher by Moody’s;

•
the expected annual rate of future compensation increases for bargaining unit employees, which was updated from a range of 3.25% to 3.50% for 2018, to the 2019 assumption of 6.50% in 2020 and 3.50% thereafter. The increase was a result of a new collective bargaining agreement that took effect December 1, 2019. The assumed range of 3.25% to 3.50% for non-bargaining employees remained unchanged;

•	the expected long-term return on qualified defined benefit plan assets decreased from 7.50% to 7.25%;

•
the mortality rate assumptions were updated RP-2014 mortality tables using scale MP-2018 to Pri-2012 mortality tables using scale MP-2019, which partially offset the increase of our projected benefit obligation; and

•	other key assumptions, which were based on actual plan experience and actuarial recommendations.

At December 31, 2019, the net pension liability (benefit obligations less market value of plan assets) for NW Natural's qualified defined benefit plan increased $1.9 million compared to 2018. The increase in the net pension liability is primarily due to the $57.1 million increase to the pension benefit obligation, partially offset by a $55.3 million increase in plan assets. The liability for non-qualified plans increased $3.0 million, and the liability for other postretirement benefits increased $1.4 million in 2019.

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

NW Natural believes its pension assumptions are appropriate based on plan design and an assessment of market conditions. The following shows the sensitivity of retirement benefit costs and benefit obligations to changes in certain actuarial assumptions:

Dollars in millions	Change in Assumption	Impact on 2019 Retirement Benefit Costs	Impact on Retirement Benefit Obligations at Dec. 31, 2019
Discount rate:	(0.25)%
Qualified defined benefit plans		$1.4	$16.2
Non-qualified plans		—	0.8
Other postretirement benefits		0.1	0.9
Expected long-term return on plan assets:	(0.25)%
Qualified defined benefit plans		0.7	N/A

In July 2012, President Obama signed MAP-21 into law. This legislation changed several provisions affecting pension plans, including temporary funding relief and Pension Benefit Guaranty Corporation (PBGC) premium increases, which shifts the level of minimum required contributions from the short-term to the long-term as well as increasing the operational costs of running a pension plan. MAP-21 established a new minimum and maximum corridor for segment rates based on a 25-year average of bond yields, which resulted in lower minimum contributions requirements than those under previous regulations. MAP-21, as amended, provides for the current corridor to be in effect through 2020 and subsequently broaden on an annual basis from 2021 through 2024.

Income Taxes
Valuation Allowances
Deferred tax assets are recognized to the extent that these assets are believed to be more likely than not to be realized. In making such a determination, available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. NW Holdings and NW Natural have determined that all recorded deferred tax assets are more likely than not to be realized as of December 31, 2019. See Note 11.
Uncertain Tax Benefits
The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in the jurisdictions in which we operate. A tax benefit from a material uncertain tax position will only be recognized when it is more likely than not that the position, or some portion thereof, will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits. NW Holdings and NW Natural participate in the Compliance Assurance Process (CAP) with the Internal Revenue Service (IRS). Under the CAP program companies work with the IRS to identify and resolve material tax matters before the federal income tax return is filed each year. No reserves for uncertain tax benefits were recorded during 2019, 2018, or 2017. See Note 11.
Tax Legislation
When significant proposed or enacted changes in income tax rules occur we consider whether there may be a material impact to our financial position, results of operations, cash flows, or whether the changes could materially affect existing assumptions used in making estimates of tax related balances.

On December 22, 2017, H.R.1 - An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, also known as the Tax Cuts and Jobs Act (TCJA), was enacted. The TCJA lowers the U.S. federal corporate income tax rate to 21% from the existing maximum rate of 35%, effective for our tax year beginning January 1, 2018. The TCJA includes specific provisions related to regulated public utilities that generally provide for the continued deductibility of interest expense and the elimination of bonus depreciation. Certain rate normalization requirements for accelerated cost recovery benefits related to regulated plant balances also continue. See Note 11 for more information on how we are impacted by the TCJA.

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

Regulatory Matters
Regulatory tax assets and liabilities are recorded to the extent it is probable they will be recoverable from, or refunded to, customers in the future. At December 31, 2019 and 2018, NW Natural had net regulatory income tax assets of $19.4 million and $21.4 million, respectively, representing future rate recovery of deferred tax liabilities resulting from differences in NGD plant financial statement and tax bases and NGD plant removal costs. These regulatory assets are currently being recovered through customer rates. At December 31, 2019 and 2018, regulatory income tax assets of $2.5 million and $2.3 million, respectively, were recorded by NW Natural, representing probable future rate recovery of deferred tax liabilities resulting from the equity portion of AFUDC.

At December 31, 2019 and 2018, regulatory liability balances, representing the estimated net benefit to NGD customers resulting from the change in deferred taxes as a result of the TCJA, of $205.0 million and $217.1 million, respectively, were recorded by NW Natural. These balances include a gross up for income taxes of $54.3 million and $57.5 million, respectively.

The TCJA includes specific guidance for determining the shortest time period over which the portion of this regulatory liability resulting from accelerated cost recovery of NGD plant may accrue to the benefit of customers to avoid incurring federal normalization penalties. However, it is anticipated that until such time that customers receive the direct benefit of this regulatory liability, the balance, net of the additional gross up for income taxes, will continue to provide an indirect benefit to customers by reducing the NGD rate base which determines customer rates for service. Regulatory orders were issued by Oregon in March 2019 and by Washington in October 2019 addressing the provision of these TCJA tax benefits to customers. See "Regulatory Matters-Regulatory Proceeding Updates-Tax Reform Deferral" for more information.

NGD rates in effect for Oregon through October 31, 2018 and for Washington through October 31, 2019 included an allowance to provide for the recovery of the anticipated provision for income taxes incurred as a result of providing regulated services. The provision for income taxes during these periods included an allowance for federal income taxes determined by utilizing the pre-TCJA federal corporate income tax rate of 35 percent. NW Natural recorded an additional regulatory liability in 2018 and 2019 reflecting the deferral of estimated rate benefit for customers due to the newly enacted 21 percent federal corporate income tax rate. As of December 31, 2019 and 2018, regulatory liabilities of $1.7 million and $8.3 million, respectively, were recorded to reflect the estimated revenue deferral benefit to be provided to Oregon and Washington customers.

Environmental Contingencies
Environmental liabilities are accounted for in accordance with accounting standards under the loss contingency guidance when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Amounts recorded for environmental contingencies take numerous factors into consideration, including, among other variables, changes in enacted laws, regulatory orders, estimated remediation costs, interest rates, insurance proceeds, participation by other parties, timing of payments, and the input of legal counsel and third-party experts. Accordingly, changes in any of these variables or other factual circumstances could have a material impact on the amounts recorded for our environmental liabilities. For a complete discussion of environmental accounting policies refer to Note 2. For a discussion of current environmental sites and liabilities refer to Note 18. In addition, for information regarding the regulatory treatment of these costs and NW Natural's regulatory recovery mechanism, see "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" above.

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

On June 20, 2018, NWN Gas Storage, NW Holdings' wholly-owned subsidiary, entered into a Purchase and Sale Agreement that provides for the sale by NWN Gas Storage of all of the membership interests in Gill Ranch. As a result of our strategic shift away from California gas storage operations and the significance of Gill Ranch's financial results in 2017, we concluded that the pending sale of Gill Ranch qualifies as assets and liabilities held for sale and discontinued operations. As such, the assets and liabilities associated with Gill Ranch have been classified as discontinued operations assets and discontinued operations liabilities, respectively, and, the results of Gill Ranch are presented separately from the results of continuing operations, net of tax, as discontinued operations for the consolidated results of NW Holdings in all periods presented. The expenses included in the results of discontinued operations within the consolidated results of NW Holdings are the direct operating expenses incurred by Gill Ranch that may be reasonably segregated from the costs of our continuing operations. See "Results of Operations - Pending Sale of Gill Ranch Storage" above, Note 4, and Note 19 for additional information.
Goodwill and Business Combinations
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
NW Holdings and NW Natural early-adopted ASU 2017-04, "Simplifying the Test for Goodwill Impairment" in the third quarter of 2018. The ASU removes Step 2 from the goodwill impairment test and under the amended guidance an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount in which the carrying amounts exceed the fair value of the reporting unit. In accordance with the updated guidance per ASU 2017-04, NW Holdings' and NW Natural's policy for goodwill assessments begins with a qualitative analysis in which events and circumstances are evaluated, including macroeconomic conditions, industry and market conditions, regulatory environments, and the overall financial performance of the reporting unit. If the qualitative assessment indicates that the carrying value may be at risk of recoverability, a quantitative evaluation is performed to measure the carrying value against the fair value of the reporting unit. This evaluation may involve the assessment of future cash flows and other subjective factors for which uncertainty exists and could impact the estimation of future cash flows. These factors include, but are not limited to, the amount and timing of future cash flows, future growth rates, and the discount rate. Unforeseen events and changes in circumstances or market conditions could adversely affect these estimates, which could result in an impairment charge. A qualitative assessment was performed during the fourth quarter of 2019 which indicated a quantitative assessment was not required; thus, no goodwill impairment was recorded. See Note 2 and Note 15 for additional information.
Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at fair value at the acquisition date, and the fair value of any non-controlling interest in the acquiree. Acquisition-related costs are expensed as incurred. When NW Natural acquires a business, it assesses the financial assets acquired and liabilities assumed for appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions as of the acquisition date. When there is substantial judgment or uncertainty around the fair value of acquired assets, we may engage a third party expert to assist in determining the fair values of certain assets or liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. The following describes NW Holdings' and NW Natural's exposure to these risks, as applicable.

Commodity Supply Risk
NW Natural enters into spot, short-term, and long-term natural gas supply contracts, along with associated pipeline transportation contracts, to manage commodity supply risk. Historically, NW Natural has arranged for physical delivery of an adequate supply of gas, including gas in Mist storage and off-system storage facilities, to meet expected requirements of core NGD customers. NW Natural's long-term gas supply contracts are primarily index-based and subject to monthly re-pricing, a strategy that is intended to substantially mitigate credit exposure to physical gas counterparties. Absolute notional amounts under physical gas contracts related to open positions on derivative instruments were 512.8 million therms and 472.3 million therms as of December 31, 2019 and 2018, respectively.

Commodity Price Risk
Natural gas commodity prices are subject to market fluctuations due to unpredictable factors including weather, pipeline transportation congestion, drilling technologies, market speculation, and other factors that affect supply and demand. Commodity price risk is managed with financial swaps and physical gas reserves from a long-term investment in working interests in gas leases operated by Jonah Energy. These financial hedge contracts and gas reserves volumes are generally included in NW Natural's annual PGA filing for recovery, subject to a regulatory prudence review. Notional amounts under financial derivative contracts were $123.3 million and $77.7 million as of December 31, 2019 and 2018, respectively. The fair value of financial swaps, based on market prices at December 31, 2019, was an unrealized gain of $5.6 million, which would result in cash inflows of $1.2 million in 2020, $0.7 million in 2021, and $3.7 million in 2022.
Interest Rate Risk
NW Holdings and NW Natural are exposed to interest rate risk primarily associated with new debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. Interest rate risk is primarily managed through the issuance of fixed-rate debt with varying maturities. NW Holdings and NW Natural may also enter into financial derivative instruments, including interest rate swaps, options and other hedging instruments, to manage and mitigate interest rate exposure. NW Holdings and NW Natural did not have any interest rate swaps outstanding as of December 31, 2019 or 2018.

Foreign Currency Risk
The costs of certain pipeline and off-system storage services purchased from Canadian suppliers are subject to changes in the value of the Canadian currency in relation to the U.S. currency. Foreign currency forward contracts are used to hedge against fluctuations in exchange rates for NW Natural's commodity-related demand and reservation charges paid in Canadian dollars. Notional amounts under foreign currency forward contracts were $6.7 million and $6.9 million as of December 31, 2019 and 2018, respectively. If all of the foreign currency forward contracts had been settled on December 31, 2019, a gain of $0.1 million would have been realized. See Note 16.

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

Credit Exposure to Financial Derivative Counterparties
Based on estimated fair value at December 31, 2019, NW Natural's overall credit exposure relating to commodity contracts is considered immaterial as it reflects amounts owed to financial derivative counterparties (see table below). However, changes in natural gas prices could result in counterparties owing NW Natural money. Therefore, NW Natural's financial derivatives policy requires counterparties to have at least an investment-grade credit rating at the time the derivative instrument is entered into and specific limits on the contract amount and duration based on each counterparty’s credit rating. NW Natural actively monitors and manages derivative credit exposure and places counterparties on hold for trading purposes or requires cash collateral, letters of credit, or guarantees as circumstances warrant.

The following table summarizes NW Natural's overall financial swap and option credit exposure, based on estimated fair value, and the corresponding counterparty credit ratings. The table uses credit ratings from S&P and Moody’s, reflecting the higher of the S&P or Moody’s rating or a middle rating if the entity is split-rated with more than one rating level difference:

	Financial Derivative Position by Credit Rating Unrealized Fair Value Gain (Loss)
In millions	2019	2018
AA/Aa	$4.0	$(6.3)
A/A	1.6	(1.5)
Total	$5.6	$(7.8)

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

Additionally, NW Natural has master contracts in place with each derivative counterparty, most of which include provisions for posting or calling for collateral. Generally, NW Natural can obtain cash or marketable securities as collateral with one day’s notice. Various collateral management strategies are used to reduce liquidity risk. The collateral provisions vary by counterparty but are not expected to result in the significant posting of collateral, if any. NW Natural has performed stress tests on the portfolio and concluded the liquidity risk from collateral calls is not material. Derivative credit exposure is primarily with investment grade counterparties rated AA-/Aa3 or higher. Contracts are diversified across counterparties, business types and countries to reduce credit and liquidity risk.

At December 31, 2019, financial derivative credit risk on a volumetric basis was geographically concentrated 38% in the United States and 62% in Canada, based on counterparties' location. At December 31, 2018, financial derivative credit risk on a volumetric basis was geographically concentrated 33% in the United States and 67% in Canada with our counterparties.

Credit Exposure to Insurance Companies
Credit exposure to insurance companies for loss or damage claims could be material. NW Holdings and NW Natural regularly monitor the financial condition of insurance companies who provide general liability insurance policy coverage to NW Holdings, NW Natural, their predecessors, and their subsidiaries.

Weather Risk
NW Natural has a weather normalization mechanism in Oregon; however, it is exposed to weather risk primarily from NGD business operations. A large percentage of NGD margin is volume driven, and current rates are based on an assumption of average weather. NW Natural's weather normalization mechanism in Oregon is for residential and commercial customers, which is intended to stabilize the recovery of NGD business fixed costs and reduce fluctuations in customers’ bills due to colder or warmer than average weather. Customers in Oregon are allowed to opt out of the weather normalization mechanism. As of December 31, 2019, approximately 8% of Oregon customers had opted out. In addition to the Oregon customers opting out, Washington residential and commercial customers account for approximately 11% of our total customer base and are not covered by weather normalization. The combination of Oregon and Washington customers not covered by a weather normalization mechanism is 18% of all residential and commercial customers. See "Results of Operations—Regulatory Matters—Rate Mechanisms—WARM" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Page
1.	Management's Reports on Internal Control Over Financial Reporting	71

2.	Reports of Independent Registered Public Accounting Firm	73

3.	Consolidated Financial Statements:

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Holding Company for the Years Ended December 31, 2019, 2018, and 2017	76

	Consolidated Balance Sheets of Northwest Natural Holding Company at December 31, 2019 and 2018	77

	Consolidated Statements of Shareholders’ Equity of Northwest Natural Holding Company for the Years Ended December 31, 2019, 2018, and 2017	79

	Consolidated Statements of Cash Flows of Northwest Natural Holding Company for the Years Ended December 31, 2019, 2018, and 2017	80

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Gas Company for the Years Ended December 31, 2019, 2018, and 2017	82

	Consolidated Balance Sheets of Northwest Natural Gas Company at December 31, 2019 and 2018	83

	Consolidated Statements of Shareholder's Equity of Northwest Natural Gas Company for the Years Ended December 31, 2019, 2018, and 2017	85

	Consolidated Statements of Cash Flows of Northwest Natural Gas Company for the Years Ended December 31, 2019, 2018, and 2017	86

	Notes to Consolidated Financial Statements	87

4.	Quarterly Financial Information	132

5.	Supplementary Data for the Years Ended December 31, 2019, 2018, and 2017:

	Financial Statement Schedules

	Schedule I - Condensed Financial Information of Northwest Natural Holding Company at December 31, 2019 and 2018, and for the Years Ended December 31, 2019 and 2018	134

	Schedule II – Valuation and Qualifying Accounts and Reserves of Northwest Natural Holding Company and Northwest Natural Gas Company for the Years Ended December 31, 2019, 2018, and 2017	138

Supplemental Schedules Omitted

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements.

NW HOLDINGS MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

NW Holdings management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. NW Holdings' internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). NW Holdings' internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions involving company assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the NW Holdings Board of Directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use, or disposition of NW Holdings' assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NW Holdings management assessed the effectiveness of NW Holdings' internal control over financial reporting as of December 31, 2019. In making this assessment, NW Holdings management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Holdings management's assessment and those criteria, NW Holdings management has concluded that it maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report.

/s/ David H. Anderson
David H. Anderson
President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer
Frank H. Burkhartsmeyer
Senior Vice President and Chief Financial Officer

March 2, 2020

NW NATURAL MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

NW Natural management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. NW Natural's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). NW Natural's internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions involving company assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the NW Natural Board of Directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use, or disposition of NW Natural's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NW Natural management assessed the effectiveness of NW Natural's internal control over financial reporting as of December 31, 2019. In making this assessment, NW Natural management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Natural management's assessment and those criteria, NW Natural management has concluded that it maintained effective internal control over financial reporting as of December 31, 2019.

/s/ David H. Anderson
David H. Anderson
President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer
Frank H. Burkhartsmeyer
Senior Vice President and Chief Financial Officer

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Northwest Natural Holding Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Northwest Natural Holding Company and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying NW Holdings’ Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, the Company has operations that are subject to the actions of regulators where rates are designed to recover specific costs of providing regulatory services, which requires the Company to record regulatory assets and liabilities. As of December 31, 2019, there were $385.1 million of regulatory assets and $670.4 million of regulatory liabilities. The Company’s Natural Gas Distribution segment is regulated by the Oregon Public Utility Commission and Washington Utilities and Transportation Commission, which establish the rates and rules governing services provided to customers, and, to a certain extent, set forth special accounting treatment for certain regulatory transactions. Regulatory accounting requires management to account for deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue on the income statement at the same time the adjustment to amounts included in rates charged to customers.
The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter are there was a significant amount of judgment by management in assessing the potential outcomes and related accounting impacts associated with the ongoing accounting application of regulated operations, including alternative revenue programs, deferral and amortization accounting, and the results of earnings tests. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to the recovery of regulatory assets and the settlement of regulatory liabilities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings and the ongoing accounting application of regulated operations, including alternative revenue programs, deferral and amortization accounting, and the results of earnings tests, and including the probability of recovering incurred costs and related accounting and disclosure impacts. These procedures also included, among others, evaluating (i) the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities, and (ii) the sufficiency of the disclosures in the consolidated financial statements. Testing the regulatory assets and liabilities and ongoing accounting application of regulated operations involved considering the provisions and formulas outlined in rate orders, other regulatory correspondence, and application of relevant regulatory precedents.
Valuation of Acquired Tangible Assets for Sunriver Environmental, LLC
As described in Note 15 to the consolidated financial statements, in May 2019 the Company completed the acquisition of Sunriver Water, LLC and Sunriver Environmental, LLC for cash consideration of $55.0 million, subject to closing adjustments, which resulted in $14.0 million of tangible assets being recorded. The Sunriver acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired assets based on their estimated fair value as of the acquisition date was performed. The fair value determination was made using existing regulatory conditions for assets associated with Sunriver Water, LLC as well as existing market conditions and standard valuation approaches for assets associated with Sunriver Environmental, LLC in order to allocate value as determined by an independent third party assessor for certain assets, which involved the use of management judgment in determining the significant estimates and assumptions used by the assessor, with the remaining difference from the consideration transferred being recorded as goodwill.
The principal considerations for our determination that performing procedures relating to the valuation of acquired tangible assets for Sunriver Environmental, LLC is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of tangible assets acquired due to the significant amount of judgment by management when developing the estimate; (ii) significant audit effort was required in evaluating the estimate of the appraisal values of the acquired assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to business combination acquisition accounting, including controls over management’s valuation of the tangible assets, as well as controls over the estimate of the appraisal values of the acquired property. These procedures also included, among others, reading the purchase agreement and testing management’s process for estimating the fair value of the acquired tangible assets. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s valuation method and the reasonableness of the estimate of the appraisal values of the acquired assets.
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
March 2, 2020
We have served as the Company’s auditor since 1997.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Northwest Natural Gas Company:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northwest Natural Gas Company and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
March 2, 2020
We have served as the Company’s auditor since 1997.

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands, except per share data	2019	2018	2017

Operating revenues	$746,372	$706,143	$755,038

Operating expenses:
Cost of gas	254,911	255,519	324,795
Operations and maintenance	178,191	156,698	152,358
Environmental remediation	12,337	11,127	15,291
General taxes	32,388	32,172	30,639
Revenue taxes	30,325	30,082	—
Depreciation and amortization	91,496	85,156	81,053
Other operating expenses	3,250	3,227	—
Total operating expenses	602,898	573,981	604,136
Income from operations	143,474	132,162	150,902
Other income (expense), net	(22,836)	(3,601)	(295)
Interest expense, net	42,685	37,059	37,526
Income before income taxes	77,953	91,502	113,081
Income tax expense	12,642	24,191	41,008
Net income from continuing operations	65,311	67,311	72,073
Loss from discontinued operations, net of tax	(3,576)	(2,742)	(127,696)
Net income (loss)	61,735	64,569	(55,623)
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $956 for 2019, ($166) for 2018, and $735 for 2017	(2,655)	476	(2,059)
Amortization of non-qualified employee benefit plan liability, net of taxes of ($172) for 2019, ($278) for 2018, and ($374) for 2017	476	774	572
Comprehensive income (loss)	$59,556	$65,819	$(57,110)
Average common shares outstanding:
Basic	29,786	28,803	28,669
Diluted	29,859	28,873	28,753
Earnings from continuing operations per share of common stock:
Basic	$2.19	$2.34	$2.51
Diluted	2.19	2.33	2.51
Loss from discontinued operations per share of common stock:
Basic	$(0.12)	$(0.10)	$(4.45)
Diluted	(0.12)	(0.09)	(4.44)
Earnings (loss) per share of common stock:
Basic	$2.07	$2.24	$(1.94)
Diluted	2.07	2.24	(1.93)

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2019	2018

Assets:
Current assets:
Cash and cash equivalents	$9,648	$12,633
Accounts receivable	67,137	66,970
Accrued unbilled revenue	56,192	57,827
Allowance for uncollectible accounts	(673)	(977)
Regulatory assets	41,929	41,930
Derivative instruments	6,802	9,001
Inventories	43,985	44,149
Gas reserves	15,278	16,647
Income taxes receivable	256	6,000
Other current assets	38,004	28,472
Discontinued operations - current assets	15,134	13,269
Total current assets	293,692	295,921
Non-current assets:
Property, plant, and equipment	3,476,746	3,414,490
Less: Accumulated depreciation	1,037,847	993,118
Total property, plant, and equipment, net	2,438,899	2,421,372
Gas reserves	48,394	66,197
Regulatory assets	343,146	371,786
Derivative instruments	3,337	725
Other investments	63,333	63,558
Operating lease right of use asset	2,950	—
Assets under sales-type leases	146,310	—
Goodwill	49,929	8,954
Other non-current assets	38,464	14,149
Total non-current assets	3,134,762	2,946,741
Total assets	$3,428,454	$3,242,662

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2019	2018

Liabilities and equity:
Current liabilities:
Short-term debt	$149,100	$217,620
Current maturities of long-term debt	75,109	29,989
Accounts payable	113,370	115,878
Taxes accrued	11,971	11,023
Interest accrued	7,451	7,306
Regulatory liabilities	44,657	47,436
Derivative instruments	2,000	12,381
Operating lease liabilities	2,101	—
Other current liabilities	62,705	54,492
Discontinued operations - current liabilities	13,709	12,959
Total current liabilities	482,173	509,084
Long-term debt	805,955	706,247
Deferred credits and other non-current liabilities:
Deferred tax liabilities	295,643	280,463
Regulatory liabilities	625,717	611,560
Pension and other postretirement benefit liabilities	228,129	221,886
Derivative instruments	609	3,025
Operating lease liabilities	841	—
Other non-current liabilities	123,388	147,763
Total deferred credits and other non-current liabilities	1,274,327	1,264,697
Commitments and contingencies (see Note 17 and Note 18)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 30,472 and 28,880 at December 31, 2019 and 2018, respectively	558,282	457,640
Retained earnings	318,450	312,182
Accumulated other comprehensive loss	(10,733)	(7,188)
Total equity	865,999	762,634
Total liabilities and equity	$3,428,454	$3,242,662

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2016	$445,187	$412,261	$(6,951)	$850,497
Comprehensive income (loss)	—	(55,623)	(1,487)	(57,110)
Dividends on common stock, $1.88 per share	—	(54,289)	—	(54,289)
Stock-based compensation	2,882	—	—	2,882
Shares issued pursuant to equity based plans	796	—	—	796
Balance at December 31, 2017	448,865	302,349	(8,438)	742,776
Comprehensive income	—	64,569	1,250	65,819
Dividends on common stock, $1.89 per share	—	(54,736)	—	(54,736)
Stock-based compensation	3,020	—	—	3,020
Shares issued pursuant to equity based plans	5,175	—	—	5,175
Cash purchase of shares for business combination	(7,945)	—	—	(7,945)
Value of shares transferred for business combination	8,525	—	—	8,525
Balance at December 31, 2018	457,640	312,182	(7,188)	762,634
Comprehensive income (loss)	—	61,735	(2,179)	59,556
Dividends on common stock, $1.90 per share	—	(56,833)	—	(56,833)
Stock-based compensation	2,601	—	—	2,601
Shares issued pursuant to equity based plans	5,085	—	—	5,085
Issuance of common stock, net of issuance costs	92,956	—	—	92,956
Reclassification of tax effects from the TCJA	—	1,366	(1,366)	—
Balance at December 31, 2019	$558,282	$318,450	$(10,733)	$865,999

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2019	2018	2017

Operating activities:
Net income (loss)	$61,735	$64,569	$(55,623)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	91,496	85,156	81,053
Regulatory amortization of gas reserves	19,172	16,684	16,353
Deferred income taxes	6,317	14,356	(52,414)
Qualified defined benefit pension plan expense	16,497	8,108	5,364
Contributions to qualified defined benefit pension plans	(10,970)	(15,540)	(19,430)
Deferred environmental expenditures, net	(16,226)	(14,528)	(13,716)
Environmental remediation expense	12,337	11,127	15,291
Regulatory revenue deferral from the TCJA	853	7,929	—
Regulatory disallowance of pension costs	10,500	—	—
Other	13,907	1,596	2,102
Changes in assets and liabilities:
Receivables, net	5,844	181	3,282
Inventories	(5,969)	3,207	5,600
Income and other taxes	4,528	(16,904)	6,734
Accounts payable	(16,485)	16,792	1,092
Interest accrued	145	526	807
Deferred gas costs	(23,471)	(14,395)	17,122
Decoupling mechanism	18,661	4,497	4,436
Other, net	(4,285)	(3,945)	(8,529)
Discontinued operations	712	(645)	197,180
Cash provided by operating activities	185,298	168,771	206,704
Investing activities:
Capital expenditures	(223,471)	(214,636)	(213,325)
Acquisitions, net of cash acquired	(56,786)	(873)	—
Leasehold improvement expenditures	(18,812)	(4,415)	—
Other	(2,885)	1,898	(577)
Discontinued operations	(1,827)	573	(270)
Cash used in investing activities	(303,781)	(217,453)	(214,172)

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Financing activities:
Repurchases related to stock-based compensation	—	—	(2,034)
Proceeds from stock options exercised	2,015	1,546	4,819
Proceeds from common stock issued	92,956	—	—
Long-term debt issued	175,000	50,000	100,000
Long-term debt retired	(30,000)	(97,000)	(40,000)
Change in short-term debt	(68,520)	163,274	900
Cash dividend payments on common stock	(53,339)	(51,311)	(53,957)
Stock purchases related to acquisitions	—	(7,951)	—
Other	(2,614)	(715)	(2,309)
Cash provided by financing activities	115,498	57,843	7,419
Increase (decrease) in cash and cash equivalents	(2,985)	9,161	(49)
Cash and cash equivalents, beginning of period	12,633	3,472	3,521
Cash and cash equivalents, end of period	$9,648	$12,633	$3,472

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$41,231	$35,324	$34,787
Income taxes paid (refunded)	(96)	27,370	14,780
See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands	2019	2018	2017

Operating revenues	$739,944	$705,571	$755,038

Operating expenses:
Cost of gas	255,135	255,743	325,019
Operations and maintenance	169,091	155,225	152,180
Environmental remediation	12,337	11,127	15,291
General taxes	32,075	32,086	30,602
Revenue taxes	30,325	30,082	—
Depreciation and amortization	90,405	84,986	81,024
Other operating expenses	3,230	3,223	—
Total operating expenses	592,598	572,472	604,116
Income from operations	147,346	133,099	150,922
Other income (expense), net	(22,968)	(3,599)	(198)
Interest expense, net	41,339	36,992	37,526
Income before income taxes	83,039	92,508	113,198
Income tax expense	14,065	24,459	41,478
Net income from continuing operations	68,974	68,049	71,720
Loss from discontinued operations, net of tax	—	(1,723)	(127,343)
Net income (loss)	68,974	66,326	(55,623)
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $956 for 2019, ($166) for 2018, and $735 for 2017	(2,655)	476	(2,059)
Amortization of non-qualified employee benefit plan liability, net of taxes of ($172) for 2019, ($278) for 2018, and ($374) for 2017	476	774	572
Comprehensive income (loss)	$66,795	$67,576	$(57,110)

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2019	2018

Assets:
Current assets:
Cash and cash equivalents	$5,919	$7,947
Accounts receivable	66,823	66,824
Accrued unbilled revenue	56,139	57,773
Receivables from affiliates	787	4,166
Allowance for uncollectible accounts	(672)	(975)
Regulatory assets	41,929	41,930
Derivative instruments	6,802	9,001
Inventories	43,896	44,126
Gas reserves	15,278	16,647
Other current assets	33,258	25,347
Total current assets	270,159	272,786
Non-current assets:
Property, plant, and equipment	3,456,075	3,410,439
Less: Accumulated depreciation	1,036,593	992,855
Total property, plant, and equipment, net	2,419,482	2,417,584
Gas reserves	48,394	66,197
Regulatory assets	343,146	371,786
Derivative instruments	3,337	725
Other investments	49,837	49,922
Operating lease right of use asset	2,760	—
Assets under sales-type leases	146,310	—
Other non-current assets	38,062	13,736
Total non-current assets	3,051,328	2,919,950
Total assets	$3,321,487	$3,192,736

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2019	2018

Liabilities and equity:
Current liabilities:
Short-term debt	$125,100	$217,500
Current maturities of long-term debt	74,907	29,989
Accounts payable	111,641	114,937
Payables to affiliates	1,546	523
Taxes accrued	11,717	10,990
Interest accrued	7,441	7,273
Regulatory liabilities	44,657	47,436
Derivative instruments	2,000	12,381
Operating lease liabilities	1,979	—
Other current liabilities	61,438	53,027
Total current liabilities	442,426	494,056
Long-term debt	769,081	704,134
Deferred credits and other non-current liabilities:
Deferred tax liabilities	309,297	294,739
Regulatory liabilities	625,717	611,560
Pension and other postretirement benefit liabilities	228,129	221,886
Derivative instruments	609	3,025
Operating lease liabilities	772	—
Other non-current liabilities	123,260	147,668
Total deferred credits and other non-current liabilities	1,287,784	1,278,878
Commitments and contingencies (see Note 17 and Note 18)
Equity:
Common stock	319,557	226,452
Retained earnings	513,372	496,404
Accumulated other comprehensive loss	(10,733)	(7,188)
Total equity	822,196	715,668
Total liabilities and equity	$3,321,487	$3,192,736

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2016	$445,187	$412,261	$(6,951)	$850,497
Comprehensive income (loss)	—	(55,623)	(1,487)	(57,110)
Dividends on common stock	—	(54,289)	—	(54,289)
Stock-based compensation	2,882	—	—	2,882
Shares issued pursuant to equity based plans	796	—	—	796
Balance at December 31, 2017	448,865	302,349	(8,438)	742,776
Comprehensive income	—	66,326	1,250	67,576
Dividends on common stock	—	(41,035)	—	(41,035)
Stock-based compensation(1)	2,161	—	—	2,161
Shares issued pursuant to equity based plans(1)	3,075	—	—	3,075
Transfer of investments to NW Holdings as of October 1, 2018	(227,649)	168,764	—	(58,885)
Balance at December 31, 2018	226,452	496,404	(7,188)	715,668
Comprehensive income (loss)	—	68,974	(2,179)	66,795
Dividends on common stock	—	(53,372)	—	(53,372)
Capital contribution from parent	93,105	—	—	93,105
Reclassification of tax effects from the TCJA	—	1,366	(1,366)	—
Balance at December 31, 2019	$319,557	$513,372	$(10,733)	$822,196

(1) Stock-based compensation is based on stock awards of NW Natural to be issued in shares of NW Holdings.

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2019	2018	2017

Operating activities:
Net income (loss)	$68,974	$66,326	$(55,623)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	90,405	84,986	81,024
Regulatory amortization of gas reserves	19,172	16,684	16,353
Deferred income taxes	4,046	12,330	15,894
Qualified defined benefit pension plan expense	16,497	8,108	5,364
Contributions to qualified defined benefit pension plans	(10,970)	(15,540)	(19,430)
Deferred environmental expenditures, net	(16,226)	(14,528)	(13,716)
Environmental remediation expense	12,337	11,127	15,291
Regulatory revenue deferral from the TCJA	853	7,929	—
Regulatory disallowance of pension costs	10,500	—	—
Other	12,317	883	2,003
Changes in assets and liabilities:
Receivables, net	9,264	(3,920)	3,215
Inventories	(5,990)	3,212	5,601
Income and other taxes	496	(7,854)	6,730
Accounts payable	(18,548)	13,937	3,332
Interest accrued	168	500	807
Deferred gas costs	(23,471)	(14,395)	17,122
Decoupling mechanism	18,661	4,497	4,436
Other, net	(2,309)	(3,958)	(8,291)
Discontinued operations	—	3,184	126,371
Cash provided by operating activities	186,176	173,508	206,483
Investing activities:
Capital expenditures	(221,380)	(214,328)	(213,325)
Leasehold improvement expenditures	(18,812)	(4,415)	—
Other	(2,885)	898	(577)
Discontinued operations	—	(20,617)	(270)
Cash used in investing activities	(243,077)	(238,462)	(214,172)
Financing activities:
Repurchases related to stock-based compensation	—	—	(2,034)
Proceeds from stock options exercised	—	1,368	4,819
Long-term debt issued	140,000	50,000	100,000
Long-term debt retired	(30,000)	(97,000)	(40,000)
Change in short-term debt	(92,400)	163,300	900
Cash contributions received from parent	93,155	—	—
Cash dividend payments on common stock	(53,372)	(38,387)	(53,957)
Other	(2,510)	(1,539)	(2,309)
Discontinued operations	—	(7,951)	—
Cash provided by financing activities	54,873	69,791	7,419
Increase (decrease) in cash and cash equivalents	(2,028)	4,837	(270)
Cash and cash equivalents, beginning of period	7,947	3,110	3,380
Cash and cash equivalents, end of period	$5,919	$7,947	$3,110

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$39,927	$35,305	$34,787
Income taxes paid (refunded)	2,479	27,350	14,780
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

On October 1, 2018, we completed a reorganization into a holding company structure. In this reorganization, shareholders of NW Natural (the predecessor publicly held parent company) became shareholders of NW Holdings on a one-for-one basis; maintaining the same number of shares and ownership percentage as held in NW Natural immediately prior to the reorganization. NW Natural became a wholly-owned subsidiary of NW Holdings. Additionally, certain subsidiaries of NW Natural were transferred to NW Holdings. This reorganization was accounted for as a transaction among entities under common control. As required under accounting guidance, these subsidiaries are presented in this report as discontinued operations in the consolidated results of NW Natural. See Note 19 for additional information.

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

In addition, NW Holdings has reported discontinued operations results related to the pending sale of Gill Ranch Storage, LLC (Gill Ranch). All prior period amounts have been retrospectively adjusted to reflect this change both in operational results and reportable segments for NW Holdings and NW Natural, respectively. These reclassifications and the reorganization activities described above had no effect on the prior year’s consolidated results of operations, financial condition, or cash flows. See Note 19 for additional information.

NW Holdings' direct and indirect wholly-owned subsidiaries as of the filing date of this report include:

•	Northwest Natural Gas Company (NW Natural);

•	Northwest Energy Corporation (Energy Corp);

•	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NW Natural Energy, LLC (NWN Energy);

•	NW Natural Gas Storage, LLC (NWN Gas Storage);

•	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	NNG Financial Corporation (NNG Financial);

•	KB Pipeline Company (KB);

•	NW Natural Water Company, LLC (NWN Water);

•	Falls Water Co., Inc. (Falls Water);

•	Salmon Valley Water Company;

•	NW Natural Water of Oregon, LLC (NWN Water of Oregon);

•	Sunstone Water, LLC;

•	Sunstone Infrastructure, LLC;

•	Sunriver Water, LLC (Sunriver Water);

•	Sunriver Environmental, LLC (Sunriver Environmental);

•	NW Natural Water of Washington, LLC (NWN Water of Washington);

•	Cascadia Water, LLC (Cascadia Water);

•	Cascadia Infrastructure, LLC;

▪	Suncadia Water Company, LLC (Suncadia Water);

▪	Suncadia Environmental Company, LLC (Suncadia Environmental);

•	NW Natural Water of Idaho, LLC (NWN Water of Idaho);

•	Gem State Water Company, LLC (Gem State Water);

•	Gem State Infrastructure, LLC; and

•	NW Natural Water of Texas, LLC (NWN Water of Texas);

•	Blue Topaz Water, LLC; and

•	Blue Topaz Infrastructure, LLC.

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

During the second quarter of 2018, we moved forward with our long-term strategic plans, which include a shift away from the California gas storage business. In June 2018, NWN Gas Storage, a wholly-owned subsidiary of NW Natural at the time and now a wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in its wholly-owned subsidiary, Gill Ranch. We received regulatory approval for the sale in December 2019. We have concluded that the pending sale of Gill Ranch qualifies as assets and liabilities held for sale and discontinued operations. As such, the results of Gill Ranch have been presented as a discontinued operation for NW Holdings for all periods presented and for NW Natural up until the holding company reorganization was effective on October 1, 2018 on the consolidated statements of comprehensive income and cash flows, and the assets and liabilities associated with Gill Ranch have been classified as discontinued operations assets and liabilities on the NW Holdings consolidated balance sheet. See Note 19 for additional information. Additionally, we reevaluated reportable segments and concluded that the remaining gas storage activities no longer met the requirements to be separately reported as a segment. Interstate Storage Services is now reported in Other under NW Natural and NW Holdings as applicable, and all prior periods reflect this change. See Note 4, which provides segment information.

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

Industry Regulation
NW Holdings' principal business is to operate as a holding company for NW Natural and its other subsidiaries.
NW Natural's principal business is the distribution of natural gas, which is regulated by the OPUC and WUTC. NW Natural also has natural gas storage services, which are regulated by the FERC, and to a certain extent by the OPUC and WUTC. Additionally, certain of NW Holdings' subsidiaries own water businesses, which are regulated by the public utility commission in the state in which the water utility is located, which is currently Oregon, Washington and Idaho. Accounting records and practices of the regulated businesses conform to the requirements and uniform system of accounts prescribed by these regulatory authorities in accordance with U.S. GAAP. The businesses in which customer rates are regulated by the OPUC, WUTC, IPUC, and FERC have approved cost-based rates which are intended to allow such businesses to earn a reasonable return on invested capital.

In applying regulatory accounting principles, NW Holdings and NW Natural capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the applicable state public utility commission, which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a return or a carrying charge in certain cases.

Amounts NW Natural deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
In thousands	2019	2018
Current:
Unrealized loss on derivatives(1)	$2,000	$12,381
Gas costs	20,140	2,873
Environmental costs(2)	4,762	5,601
Decoupling(3)	1,969	9,140
Pension balancing(4)	5,939	—
Income taxes	2,209	2,218
Other(5)	4,910	9,717
Total current	$41,929	$41,930
Non-current:
Unrealized loss on derivatives(1)	$609	$3,025
Pension balancing(4)	48,251	74,173
Income taxes	17,173	19,185
Pension and other postretirement benefit liabilities	173,262	174,993
Environmental costs(2)	87,624	76,149
Gas costs	2,866	9,978
Decoupling(3)	—	2,545
Other(5)	13,361	11,738
Total non-current	$343,146	$371,786

	Regulatory Liabilities
In thousands	2019	2018
Current:
Gas costs	$1,223	$17,182
Unrealized gain on derivatives(1)	6,622	8,740
Decoupling(3)	4,831	2,264
Income taxes(6)	8,435	—
Other(5)	23,546	19,250
Total current	$44,657	$47,436
Non-current:
Gas costs	$2,013	$552
Unrealized gain on derivatives(1)	3,337	725
Decoupling(3)	6,378	—
Income taxes(6)	198,219	225,408
Accrued asset removal costs(7)	401,893	380,464
Other(5)	13,877	4,411
Total non-current	$625,717	$611,560

(1)
Unrealized gains or losses on derivatives are non-cash items and, therefore, do not earn a rate of return or a carrying charge. These amounts are recoverable through natural gas distribution rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.

(2)	Refer to the Environmental Cost Deferral and Recovery table in Note 18 for a description of environmental costs.

(3)	This deferral represents the margin adjustment resulting from differences between actual and expected volumes.

(4)	Refer to Note 10 for information regarding the deferral of pension expenses.

(5)	Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.

(6)	This balance represents estimated amounts associated with the Tax Cuts and Jobs Act. See Note 11.

(7)	Estimated costs of removal on certain regulated properties are collected through rates. See "Accounting Policies—Plant, Property, and Accrued Asset Removal Costs" below.

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

We believe all costs incurred and deferred at December 31, 2019 are prudent. All regulatory assets and liabilities are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Regulatory interest income of $19.6 million and $7.6 million and regulatory interest expense of $12.3 million and $5.9 million was recognized within other income (expense), net for the years ended December 31, 2019 and 2018, respectively.

Environmental Regulatory Accounting
See Note 18 for information about the SRRM and OPUC orders regarding implementation.

New Accounting Standards
NW Natural and NW Holdings consider the applicability and impact of all accounting standards updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on consolidated financial position or results of operations.

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

In October 2017, NW Natural entered into a 20-year operating lease agreement commencing in 2020 for a new corporate operations center location in Portland, Oregon. The lease was analyzed under ASC 840 in consideration of build-to-suit lease accounting guidance with the conclusion that NW Natural was the owner of the asset during construction for accounting purposes. Under the new lease standard, ASC 842, NW Natural is no longer considered the owner of the asset during construction for accounting purposes. As such, in January 2019 we derecognized the build-to-suit asset and liability balances of $26.0 million as of December 31, 2018 that were previously recorded within property, plant and equipment and other non-current liabilities in the consolidated balance sheet.

Upon adoption on January 1, 2019, NW Holdings recorded an operating lease right of use asset and an associated operating lease liability of approximately $7.3 million, of which $7.0 million was recorded at NW Natural. Lease liabilities are measured using NW Natural's incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. As of December 31, 2019, our lessee portfolio under the new standard consists primarily of our current leased corporate operations center, which expires in 2020. Our lessor portfolio primarily consists of our North Mist Facility which classified as a sales-type lease. See Note 7 for more information.

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

Recently Issued Accounting Pronouncements
INCOME TAXES. On December 18, 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The purpose of the amendment is to reduce cost and complexity related to accounting for income taxes by removing certain exceptions to the general principles and improving consistent application for other areas in Topic 740. The amendments in this update are effective for us beginning January 1, 2021. Early adoption is permitted. The amended presentation and disclosure guidance should be applied retrospectively. We do not expect this ASU to materially affect the financial statements and disclosures of NW Holdings or NW Natural.

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

The provision for depreciation of NGD property, plant, and equipment is recorded under the group method on a straight-line basis with rates computed in accordance with depreciation studies approved by regulatory authorities. The weighted-average depreciation rate for NGD assets in service was approximately 2.9% for 2019, and 2.8% for 2018, and 2017, reflecting the approximate weighted-average economic life of the property. This includes 2019 weighted-average depreciation rates for the following asset categories: 2.6% for transmission and distribution plant, 2.2% for gas storage facilities, 5.7% for general plant, and 4.7% for intangible and other fixed assets.

AFUDC. Certain additions to NGD plant include AFUDC, which represents the net cost of debt and equity funds used during construction. AFUDC is calculated using actual interest rates for debt and authorized rates for ROE, if applicable. If short-term debt balances are less than the total balance of construction work in progress, then a composite AFUDC rate is used to represent interest on all debt funds, shown as a reduction to interest charges, and on ROE funds, shown as other income. While cash is not immediately recognized from recording AFUDC, it is realized in future years through rate recovery resulting from the higher NGD cost of service. Our composite AFUDC rate was 3.9% in 2019, 5.2% in 2018, and 5.5% in 2017.

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
In the fourth quarter of 2017, a non-cash pre-tax impairment of long-lived assets at the Gill Ranch Facility of $192.5 million was recognized. The income approach was used to estimate fair value, using the estimated future net cash flows. We also compared the results of the income approach to our own recent sale experience and recent market comparable transactions in order to estimate fair value. The Gill Ranch Facility was originally included in the gas storage segment, which has since been eliminated, and is now included in discontinued operations. We determined circumstances existed that indicated the carrying value of the assets may not be recoverable. Those circumstances included the completion of a comprehensive strategic review process that evaluated various alternatives including a potential sale, as well as contracting for available storage at lower than anticipated values for the coming storage year. Given these considerations, management re-evaluated the estimated cash flows from our interests in the Gill Ranch Facility, and determined that those estimated cash flows were no longer sufficient to cover the carrying value of the assets. The results of Gill Ranch have been presented as a discontinued operation for NW Holdings and NW Natural on the consolidated statements of comprehensive income and cash flows, and the assets and liabilities associated with Gill Ranch have been classified as discontinued operations assets and liabilities on the consolidated balance sheets. See Note 19 for additional information.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. At December 31, 2019 and 2018, NW Holdings had outstanding checks of approximately $3.2 million and $2.7 million, respectively, substantially all of which is recorded at NW Natural. These balances are included in accounts payable in the NW Holdings and NW Natural balance sheets.
Revenue Recognition and Accrued Unbilled Revenue
Revenues, derived primarily from the sale and transportation of natural gas, are recognized upon delivery of the gas commodity or service to customers. Revenues include accruals for gas or water delivered but not yet billed to customers based on estimates of deliveries from meter reading dates to month end (accrued unbilled revenue). Accrued unbilled revenue is dependent upon a number of factors that require management’s judgment, including total natural gas receipts and deliveries, customer use of natural gas or water by billing cycle, and weather factors. Accrued unbilled revenue is reversed the following month when actual billings occur. NW Holdings' accrued unbilled revenue at December 31, 2019 and 2018 was $56.2 million and $57.8 million respectively, substantially all of which is accrued unbilled revenue at NW Natural.

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

Revenue Taxes
Revenue-based taxes are primarily franchise taxes, which are collected from customers and remitted to taxing authorities. In 2018, revenue taxes are included in operating expenses in the statements of comprehensive income for NW Holdings and NW Natural. In 2017 and 2016, revenue taxes are included in operating revenues in the statements of comprehensive income for NW Holdings and NW Natural. All revenue taxes are recorded at NW Natural and were $30.3 million, $30.1 million, and $19.1 million for 2019, 2018, and 2017, respectively.

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

Inventories
NGD gas inventories, which consist of natural gas in storage for NGD customers, are stated at the lower of weighted-average cost or net realizable value. The regulatory treatment of these inventories provides for cost recovery in customer rates. NGD gas inventories injected into storage are priced in inventory based on actual purchase costs, and those withdrawn from storage are charged to cost of gas during the period they are withdrawn at the weighted-average inventory cost.

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

NW Natural's NGD and gas storage inventories totaled $27.5 million and $29.9 million at 2019 and 2018, respectively. At December 31, 2019 and 2018, NW Holdings' materials and supplies inventories, which are comprised primarily of NW Natural's materials and supplies, totaled $16.5 million and $14.2 million, respectively.

Gas Reserves
Gas reserves are payments to acquire and produce natural gas reserves. Gas reserves are stated at cost, adjusted for regulatory amortization, with the associated deferred tax benefits recorded as liabilities on the balance sheet. The current portion is calculated based on expected gas deliveries within the next fiscal year. NW Natural recognizes regulatory amortization of this asset on a volumetric basis calculated using the estimated gas reserves and the estimated therms extracted and sold each month. The amortization of gas reserves is recorded to cost of gas along with gas production revenues and production costs. See Note 13.

Derivatives
NW Natural's derivatives are measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in the fair value of the derivatives are recognized in earnings unless specific regulatory or hedge accounting criteria are met. Accounting for derivatives and hedges provides an exception for contracts intended for normal purchases and normal sales for which physical delivery is probable. In addition, certain derivative contracts are approved by regulatory authorities for recovery or refund through customer rates. Accordingly, the changes in fair value of these approved contracts are deferred as regulatory assets or liabilities pursuant to regulatory accounting principles. NW Natural's financial derivatives generally qualify for deferral under regulatory accounting. NW Natural's index-priced physical derivative contracts also qualify for regulatory deferral accounting treatment.

Derivative contracts entered into for NGD requirements after the annual PGA rate has been set and maturing during the PGA year are subject to the PGA incentive sharing mechanism. In Oregon, NW Natural participates in a PGA sharing mechanism under which it is required to select either an 80% or 90% deferral of higher or lower gas costs such that the impact on current earnings from the gas cost sharing is either 20% or 10% of gas cost differences compared to PGA prices, respectively. For each of the PGA years in Oregon beginning November 1, 2019, 2018, and 2017, NW Natural selected the 90% deferral of gas cost differences. In Washington, 100% of the differences between the PGA prices and actual gas costs are deferred. See Note 16.

NW Natural's financial derivatives policy sets forth the guidelines for using selected derivative products to support prudent risk management strategies within designated parameters. NW Natural's objective for using derivatives is to decrease the volatility of gas prices and cash flows without speculative risk. The use of derivatives is permitted only after the risk exposures have been identified, are determined not to exceed acceptable tolerance levels, and are determined necessary to support normal business activities. NW Natural does not enter into derivative instruments for trading purposes. All derivatives for NW Holdings are currently held at NW Natural.

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

In addition, the fair value for certain pension trust investments is determined using Net Asset Value per share (NAV) as a practical expedient, and therefore they are not classified within the fair value hierarchy. These investments primarily consist of institutional investment products.
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
Goodwill and Business Combinations
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

As of December 31, 2019 and 2018, NW Holdings had goodwill of $49.9 million and $9.0 million, respectively. All of NW Holdings' goodwill was acquired in 2018 and 2019 through the business combinations completed by NWN Water and its wholly-owned subsidiaries. No impairment charges were recorded as a result of the fourth quarter goodwill impairment assessment.

Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at fair value at the acquisition date, and the fair value of any non-controlling interest in the acquiree. Acquisition-related costs are expensed as incurred. When NW Natural acquires a business, it assesses the financial assets acquired and liabilities assumed for appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions as of the acquisition date. When there is substantial judgment or uncertainty around the fair value of acquired assets, we may engage a third party expert to assist in determining the fair values of certain assets or liabilities.

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
NW Holdings files consolidated or combined income tax returns that include NW Natural. Income tax expense is allocated on a separate company basis incorporating certain consolidated return considerations. Subsidiary income taxes payable or receivable are generally settled with NW Holdings, the common agent for income tax matters.
Interest and penalties related to unrecognized tax benefits, if any, are recognized within income tax expense and accrued interest and penalties are recognized within the related tax liability line in the consolidated balance sheets. No accrued interest or penalties for uncertain tax benefits have been recorded. See Note 11.
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

With respect to environmental liabilities and related costs, estimates are developed based on a review of information available from numerous sources, including completed studies and site specific negotiations. NW Natural's policy is to accrue the full amount of such liability when information is sufficient to reasonably estimate the amount of probable liability. When information is not available to reasonably estimate the probable liability, or when only the range of probable liabilities can be estimated and no amount within the range is more likely than another, it is our policy to accrue at the low end of the range. Accordingly, due to numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of several site investigations, in some cases, it may not be possible to reasonably estimate the high end of the range of possible loss. In those cases, the nature of the potential loss and the fact that the high end of the range cannot be reasonably estimated is disclosed. See Note 18.

Subsequent Events
We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. Refer to Note 20 for our subsequent events.

3. EARNINGS PER SHARE

Basic earnings or loss per share are computed using NW Holdings' net income or loss and the weighted average number of common shares outstanding for each period presented. Diluted earnings per share are computed in the same manner, except using the weighted average number of common shares outstanding plus the effects of the assumed exercise of stock options and the payment of estimated stock awards from other stock-based compensation plans that are outstanding at the end of each period presented. Anti-dilutive stock awards are excluded from the calculation of diluted earnings or loss per common share.

NW Holdings' diluted earnings or loss per share are calculated as follows:

In thousands, except per share data	2019	2018	2017
Net income from continuing operations	$65,311	$67,311	$72,073
Loss from discontinued operations, net of tax	(3,576)	(2,742)	(127,696)
Net income (loss)	$61,735	$64,569	$(55,623)
Average common shares outstanding - basic	29,786	28,803	28,669
Additional shares for stock-based compensation plans (See Note 8)	73	70	84
Average common shares outstanding - diluted	29,859	28,873	28,753
Earnings from continuing operations per share of common stock:
Basic	$2.19	$2.34	$2.51
Diluted	2.19	2.33	2.51
Loss from discontinued operations per share of common stock:
Basic	$(0.12)	$(0.10)	$(4.45)
Diluted	(0.12)	(0.09)	(4.44)
Earnings (loss) per share of common stock:
Basic	$2.07	$2.24	$(1.94)
Diluted	2.07	2.24	(1.93)
Additional information:
Anti-dilutive shares	—	2	13

4. SEGMENT INFORMATION

We primarily operate in one reportable business segment, which is NW Natural's local gas distribution business and is referred to as the NGD segment. During the second quarter of 2018, we moved forward with long-term strategic plans, which include a shift away from the California gas storage business, by entering into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in Gill Ranch. As such, we reevaluated reportable segments and concluded that the remaining gas storage activities no longer meet the requirements of a reportable segment. Interstate Storage Services and asset management activities at the Mist gas storage facility are now reported as other under NW Natural. NW Natural and NW Holdings also have investments and business activities not specifically related to the NGD segment, which are aggregated and reported as other and described below for each entity.
No individual customer accounts for over 10% of NW Holdings' or NW Natural's operating revenues.
Natural Gas Distribution
NW Natural's local gas distribution segment (NGD) is a regulated utility principally engaged in the purchase, sale, and delivery of natural gas and related services to customers in Oregon and southwest Washington. The NGD business is responsible for building and maintaining a safe and reliable pipeline distribution system, purchasing sufficient gas supplies from producers and marketers, contracting for firm and interruptible transportation of gas over interstate pipelines to bring gas from the supply basins into its service territory, and re-selling the gas to customers subject to rates, terms, and conditions approved by the OPUC or WUTC. NGD also includes taking customer-owned gas and transporting it from interstate pipeline connections, or city gates, to the customers’ end-use facilities for a fee, which is approved by the OPUC or WUTC. Approximately 89% of NGD customers are located in Oregon and 11% in Washington. On an annual basis, residential and commercial customers typically account for around 60% of total NGD volumes delivered and around 90% of NGD margin. Industrial customers largely account for the remaining volumes and NGD margin. A small amount of the margin is also derived from miscellaneous services, gains or losses from an incentive gas cost sharing mechanism, and other service fees.
Industrial sectors served by the NGD business include: pulp, paper, and other forest products; the manufacture of electronic, electrochemical and electrometallurgical products; the processing of farm and food products; the production of various mineral products; metal fabrication and casting; the production of machine tools, machinery, and textiles; the manufacture of asphalt, concrete, and rubber; printing and publishing; nurseries; and government and educational institutions.

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

Earnings from Interstate Storage Services assets are primarily related to firm storage capacity revenues. Earnings from the Mist facility also include revenue, net of amounts shared with NGD customers, from management of NGD assets at Mist and upstream pipeline capacity when not needed to serve NGD customers. Under the Oregon sharing mechanism, NW Natural retains 80% of the pre-tax income from these services when the costs of the capacity were not included in NGD rates, or 10% of the pre-tax income when the costs have been included in these rates. The remaining 20% and 90%, respectively, are recorded to a deferred regulatory account for crediting back to NGD customers.
NW Holdings
NW Holdings' activities in Other include all remaining activities not associated with NW Natural, specifically NWN Water, which consolidates the water and wastewater utility operations and is pursuing other investments in the water sector through itself and wholly-owned subsidiaries; NWN Gas Storage, a wholly-owned subsidiary of NWN Energy; NWN Energy's equity investment in TWH, which is pursuing development of a cross-Cascades transmission pipeline project (TWP); and other pipeline assets in NNG Financial. For more information on TWP, see Note 14. Other also includes corporate revenues and expenses that cannot be allocated to other operations, including certain business development activities.

All prior period amounts have been retrospectively adjusted to reflect the change in reportable segments and the designation of Gill Ranch as a discontinued operation for NW Holdings, and the designation of subsidiaries previously owned by NW Natural that are now owned by NW Holdings as discontinued operations for NW Natural.
Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. The following table presents summary financial information concerning the reportable segment and other for continuing operations. See Note 19 for information regarding discontinued operations for NW Holdings and NW Natural.

In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2019
Operating revenues	$720,528	$19,416	$739,944	$6,428	$746,372
Depreciation and amortization	89,415	990	90,405	1,091	91,496
Income (loss) from operations	135,918	11,428	147,346	(3,872)	143,474
Net income (loss) from continuing operations	60,828	8,146	68,974	(3,663)	65,311
Capital expenditures	219,880	1,500	221,380	2,091	223,471
Total assets at December 31, 2019(1)	3,273,835	47,652	3,321,487	91,833	3,413,320
2018
Operating revenues	$680,648	$24,923	$705,571	$572	$706,143
Depreciation and amortization	83,732	1,254	84,986	170	85,156
Income (loss) from operations	118,095	15,004	133,099	(937)	132,162
Net income (loss) from continuing operations	57,491	10,558	68,049	(738)	67,311
Capital expenditures	212,323	2,005	214,328	308	214,636
Total assets at December 31, 2018(1)	3,141,969	50,767	3,192,736	36,657	3,229,393
2017
Operating revenues	$732,942	$22,096	$755,038	$—	$755,038
Depreciation and amortization	79,734	1,290	81,024	29	81,053
Income (loss) from operations(2)	138,450	12,472	150,922	(20)	150,902
Net income from continuing operations	60,509	11,211	71,720	353	72,073
Capital expenditures	211,672	1,653	213,325	—	213,325
Total assets at December 31, 2017(1)	2,961,326	50,471	3,011,797	14,075	3,025,872

(1)
Total assets for NW Holdings exclude assets related to discontinued operations of $15.1 million, $13.3 million and $13.9 million as of December 31, 2019, 2018, and 2017, respectively. Total assets for NW Natural exclude assets related to discontinued operations of $31.9 million as of December 31, 2017.

(2)
Includes $1.0 million of tax expense in NGD, $4.0 million of tax benefit in Other (NW Natural), and $0.4 million of tax benefit in Other (NW Holdings) from the TCJA remeasurement for the year ended December 31, 2017.

Natural Gas Distribution Margin
NGD margin is a financial measure used by the CODM, consisting of NGD operating revenues, reduced by the associated cost of gas, environmental remediation expense, and revenue taxes. The cost of gas purchased for NGD customers is generally a pass-through cost in the amount of revenues billed to regulated NGD customers. Environmental remediation expense represents collections received from customers through environmental recovery mechanisms in Oregon and Washington as well as adjustments for the Oregon environmental earnings test when applicable. This is offset by environmental remediation expense presented in operating expenses. Revenue taxes are collected from NGD customers and remitted to taxing authorities. The collections from customers are offset by the expense recognition of the obligation to the taxing authority. By subtracting cost of gas, environmental remediation expense, and revenue taxes from NGD operating revenues, NGD margin provides a key metric used by the CODM in assessing the performance of the NGD segment.

The following table presents additional segment information concerning NGD margin:

In thousands	2019	2018	2017
NGD margin calculation:
NGD operating revenues	$720,528	$680,648	$732,942
Less: NGD cost of gas	255,135	255,743	325,019
Environmental remediation expense	12,337	11,127	15,291
Revenue taxes(1)	30,325	30,082	—
NGD margin	$422,731	$383,696	$392,632

(1)
The change in presentation of revenue taxes was a result of the adoption of ASU 2014-09 "Revenue From Contracts with Customers" and all related amendments on January 1, 2018. This change had no impact on NGD margin results as revenue taxes were previously presented net in NGD operating revenue. For additional information, see Note 2.

5. COMMON STOCK

As of December 31, 2019 and 2018, NW Holdings had 100 million shares of common stock authorized. As of December 31, 2019, NW Holdings had 206,560 shares reserved for issuance of common stock under the Employee Stock Purchase Plan (ESPP) and 340,133 shares reserved for issuance under the Dividend Reinvestment and Direct Stock Purchase Plan (DRPP). At NW Holdings' election, shares sold through the DRPP may be purchased in the open market or through original issuance of shares reserved for issuance under the DRPP.

The Restated Stock Option Plan (SOP) was terminated with respect to new grants in 2012; however, options granted before the Restated SOP was terminated remain outstanding until the earlier of their expiration, forfeiture, or exercise. Options are now exercisable for shares of NW Holdings common stock. There were 10,938 options outstanding at December 31, 2019, which were granted prior to termination of the plan.

On June 7, 2019, NW Holdings completed the issuance of 1,437,500 shares of common stock, inclusive of the overallotment option granted to the underwriters, which was exercised in full. All shares were issued on June 7, 2019 at an offering price of $67.00 per share. The issuance resulted in proceeds to NW Holdings of $93.0 million, net of discounts and expenses. The issuance was executed to raise funds for general corporate purposes, including for equity contributions to NW Holdings’ subsidiaries, that are reflected as equity transfers on occurrence. Contributions received by NW Natural were also used, in part, to repay short-term indebtedness.
Stock Repurchase Program
NW Holdings has a share repurchase program under which it may purchase its common shares on the open market or through privately negotiated transactions. NW Holdings currently has Board authorization through May 2022 to repurchase up to an aggregate of the greater of 2.8 million shares or $100 million. No shares of common stock were repurchased pursuant to this program during the year ended December 31, 2019. Since the plan’s inception in 2000 under NW Natural, a total of 2.1 million shares have been repurchased at a total cost of $83.3 million.

The following table summarizes the changes in the number of shares of NW Holdings' common stock issued and outstanding:

In thousands	Shares
Balance, December 31, 2016	28,630
Sales to employees under ESPP	18
Stock-based compensation	88
Balance, December 31, 2017	28,736
Sales to employees under ESPP	19
Stock-based compensation	64
Sales to shareholders under DRPP	61
Balance, December 31, 2018	28,880
Sales to employees under ESPP	18
Stock-based compensation	83
Equity Issuance	1,438
Sales to shareholders under DRPP	53
Balance, December 31, 2019	30,472

6. REVENUE

The following table presents disaggregated revenue from continuing operations:

	Year ended December 31, 2019
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$729,296	$—	$729,296	$—	$729,296
Gas storage revenue, net	—	10,240	10,240	—	10,240
Asset management revenue, net	—	3,705	3,705	—	3,705
Appliance retail center revenue	—	5,471	5,471	—	5,471
Other revenue	847	—	847	6,428	7,275
Revenue from contracts with customers	730,143	19,416	749,559	6,428	755,987

Alternative revenue	(20,984)	—	(20,984)	—	(20,984)
Leasing revenue	11,369	—	11,369	—	11,369
Total operating revenues	$720,528	$19,416	$739,944	$6,428	$746,372

	Year ended December 31, 2018
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$670,662	$—	$670,662	$—	$670,662
Gas storage revenue, net	—	10,780	10,780	—	10,780
Asset management revenue, net	—	8,548	8,548	—	8,548
Appliance retail center revenue	—	5,595	5,595	—	5,595
Other revenue	—	—	—	572	572
Revenue from contracts with customers	670,662	24,923	695,585	572	696,157

Alternative revenue	8,989	—	8,989	—	8,989
Leasing revenue	997	—	997	—	997
Total operating revenues	$680,648	$24,923	$705,571	$572	$706,143

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

We applied the significant financing practical expedient and have not adjusted the consideration NW Natural expects to receive from NGD customers for the effects of a significant financing component as all payment arrangements are settled annually. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations as of December 31, 2019.

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

NW Natural Other
Gas storage revenue. NW Natural's other revenue includes gas storage activity, which includes Mist Interstate Storage Services used to store natural gas for customers. Gas storage revenue is generally recognized over time as the gas storage service is provided to the customer and the amount of consideration received and recognized as revenue is dependent on set rates defined per the storage agreements. Noncash consideration in the form of dekatherms of natural gas is received as consideration for providing gas injection services to gas storage customers. This noncash consideration is measured at fair value using the average spot rate. Customer accounts are generally paid in full each month, and there is no right of return or warranty for services provided. Revenues include firm and interruptible storage services, net of the regulatory sharing amount refunded to NGD customers.

Asset management revenue. Revenues include the optimization of the storage assets and pipeline capacity and are provided net of the profit sharing amount refunded to NGD customers. Certain asset management revenues received are recognized over time using a straight-line approach over the term of each contract, and the amount of consideration received and recognized as revenue is dependent on a variable pricing model. Variable revenues earned above guaranteed amounts are estimated and recognized at the end of each period using the most likely amount approach. Additionally, other asset management revenues may be based on a fixed rate. Generally, asset management accounts are settled on a monthly basis.

As of December 31, 2019, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $73.4 million. Of this amount, approximately $16.0 million will be recognized in 2020, $18.2 million in 2021, $14.5 million in 2022, $11.6 million in 2023, $7.8 million in 2024, and $5.3 million thereafter. The amounts presented here are calculated using current contracted rates.

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

NW Holdings Other
NW Holdings' primary source of other revenue is providing water and wastewater services to customers. Water distribution and wastewater collection revenue is generally recognized over time upon delivery of the water commodity or wastewater collection service to the customer, and the amount of consideration received and recognized as revenue is dependent on the water customer rates set by the applicable state public utility commission and contractual rates for wastewater customers. Customer accounts are to be paid in full each month, and there is no right of return or warranty for services provided.

We applied the significant financing practical expedient and have not adjusted the consideration we expect to receive from water distribution and wastewater collection customers for the effects of a significant financing component as all payment arrangements are settled annually. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations as of December 31, 2019.
7. LEASES

Lease Revenue
Leasing revenue primarily consists of NW Natural's North Mist natural gas storage agreement with PGE which is billed under an OPUC-approved rate schedule and includes an initial 30-year term with options to extend, totaling up to an additional 50 years upon mutual agreement of the parties. Under U.S. GAAP, this agreement is classified as a sales-type lease and qualifies for regulatory accounting deferral treatment. The investment in the storage facility is included in rate base under a separately established cost-of-service tariff, with revenues recognized according to the tariff schedule. As such, the selling profit that was calculated upon commencement as part of the sale-type lease recognition was deferred and will be amortized over the lease term. Billing rates under the cost-of-service tariff will be updated annually to reflect current information including depreciable asset levels, forecasted operating expenses, and the results of regulatory proceedings, as applicable, and revenue received under this agreement is recognized as operating revenue on the consolidated statements of comprehensive income. There are no variable payments or residual value guarantees. The lease does not contain an option to purchase the underlying assets.

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

The components of lease revenue at NW Natural were as follows:

In thousands	Year ended December 31, 2019
Lease revenue
Operating leases	$171
Sales-type leases	11,198
Total lease revenue	$11,369

Total future minimum lease payments to be received under non-cancelable leases at NW Natural at December 31, 2019 are as follows:

In thousands	Operating	Sales-Type	Total
2020	$65	$18,228	$18,293
2021	49	17,518	17,567
2022	45	17,026	17,071
2023	45	16,557	16,602
2024	45	15,867	15,912
Thereafter	93	264,740	264,833
Total lease revenue	$342	$349,936	$350,278
Less: imputed interest		202,319
Total leases receivable		$147,617

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets at December 31, 2019 was $4.0 million and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Additionally, future minimum lease payments of $0.5 million for each of the years ending 2020, 2021 and 2022 are to be received under non-cancelable operating leases associated with non-utility property rentals. For the year ended December 31, 2019, approximately $0.5 million of lease revenue is presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's operations center. Our leases have remaining lease terms of one year to 11 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet.

As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use NW Natural's incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Year ended December 31, 2019
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$4,620	$191	$4,811
Short-term lease expense	1,146	—	1,146

Supplemental balance sheet information related to operating leases as of December 31, 2019 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$2,760	$190	$2,950

Operating lease liabilities - current liabilities	$1,979	$122	$2,101
Operating lease liabilities - non-current liabilities	772	69	841
Total operating lease liabilities	$2,751	$191	$2,942

As of December 31, 2019, the weighted average remaining lease term for the operating leases is one year for NW Natural. The weighted average discount rate used in the valuation of the operating lease right of use assets over the remaining lease term is 3.98% for NW Natural.

Maturities of operating lease liabilities at December 31, 2019 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
2020	$2,029	$126	$2,155
2021	143	52	195
2022	111	18	129
2023	88	—	88
2024	89	—	89
Thereafter	526	—	526
Total lease payments	2,986	196	3,182
Less: imputed interest	235	5	240
Total lease obligations	2,751	191	2,942
Less: current obligations	1,979	122	2,101
Long-term lease obligations	$772	$69	$841

As of December 31, 2019, finance lease liabilities with maturities of less than one year were $0.2 million at NW Natural.

Significant Lease Not Yet Commenced
In October 2017, NW Natural entered into a 20-year operating lease agreement for a new corporate operations center in Portland, Oregon in anticipation of the expiration of the current operations center lease in 2020. The lease commenced in the first quarter of 2020 and total estimated base rent payments over the life of the lease are approximately $160 million. There is an option to extend the term of the lease for two additional periods of seven years.

Cash Flow Information
Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2019
	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,447	$182	$4,629
Finance cash flows from finance leases	120	—	120
Right of use assets obtained in exchange for lease obligations
Operating leases	$7,205	$372	$7,577
Finance leases	312	—	312

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use asset for finance leases was $0.5 million at December 31, 2019.

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

The following table reflects NW Natural's future minimum lease payments due under non-cancelable operating leases for continuing operations at December 31, 2018. These commitments relate principally to the lease of the corporate operations center and underground gas storage facilities.

In thousands	Minimum lease payments
2019	$5,368
2020	4,812
2021	7,077
2022	7,223
2023	7,304
Thereafter	149,881
Total	$181,665

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees and officers of NW Holdings and its affiliates. These compensation plans include a Long Term Incentive Plan (LTIP), an ESPP, and a Restated SOP.
Long Term Incentive Plan
The LTIP is intended to provide a flexible, competitive compensation program for eligible officers and key employees. Under the LTIP, shares of NW Holdings common stock are authorized for equity incentive grants in the form of stock, restricted stock, restricted stock units, stock options, or performance shares. An aggregate of 1,100,000 shares were authorized for issuance as of December 31, 2019. Shares awarded under the LTIP may be purchased on the open market or issued as original shares.

Of the 1,100,000 shares of common stock authorized for LTIP awards at December 31, 2019, there were 510,931 shares available for issuance under any type of award. This assumes market, performance, and service-based grants currently outstanding are awarded at the target level. There were no outstanding grants of restricted stock or stock options under the LTIP at December 31, 2019 or 2018. The LTIP stock awards are compensatory awards for which compensation expense is based on the fair value of stock awards, with expense being recognized over the performance and vesting period of the outstanding awards. Forfeitures are recognized as they occur.

Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. The following table summarizes performance share expense information:

Dollars in thousands	Shares(1)	Expense During Award Year(2)	Total Expense for Award
Estimated award:
2017-2019 grant(3)	41,573	$572	$1,971
Actual award:
2016-2018 grant	28,218	598	1,413
2015-2017 grant	18,304	(346)	1,169

(1)
In addition to common stock shares, a participant also receives a dividend equivalent cash payment equal to the number of shares of common stock received on the award payout multiplied by the aggregate cash dividends paid per share during the performance period.

(2)
Amount represents the expense recognized in the third year of the vesting period noted above. For the 2015-2017 grant, targets were not met and expense that had been previously recognized was reversed during 2017.

(3)
This represents the estimated number of shares to be awarded as of December 31, 2019 as certain performance share measures have been achieved. Amounts are subject to change with final payout amounts authorized by the Board of Directors in February 2020.

The aggregate number of performance shares granted and outstanding at the target and maximum levels were as follows:

Dollars in thousands	Performance Share Awards Outstanding		2019	Cumulative Expense
Performance Period	Target	Maximum	Expense	December 31, 2019
2017-19	30,234	60,468	$572	$1,971
2018-20	—	—	—	—
2019-21	—	—	—	—
Total	30,234	60,468	$572

For the 2017-2019 performance period, performance share awards are based on the achievement of EPS and Return on Invested Capital (ROIC) factors, which can be modified by a Total Shareholder Return (TSR) factor relative to the performance of the Russell 2500 Utilities Index over the three-year performance period and a growth modifier based on accumulative EBITDA. For the 2018-2020 and 2019-2021 performance period, performance share awards are based on the achievement of a three-year ROIC threshold that must be met and a cumulative EPS factor, which can be modified by a TSR factor relative to the performance of the Russell 2500 Utilities Index over the three-year performance period. The 2018-2020 and 2019-2021 performance period allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2020 and 2021, there is not a mutual understanding of the awards' key terms and conditions between NW Natural and the participants as of December 31, 2019, and therefore, no expense was recognized for the 2018-2020 and 2019-2021 performance period. NW Natural will calculate the grant date fair value and recognize expense once the final performance factor has been approved. If the target is achieved for the 2018-2020 and 2019-2021 awards, NW Holdings would grant 31,825 and 35,170 shares in the first quarter of 2020 and 2021, respectively.

Compensation expense is recognized in accordance with accounting standards for stock-based compensation and calculated based on performance levels achieved and an estimated fair value using the Monte-Carlo method. Due to there not being a mutual understanding of the 2018-2020 and 2019-2021 awards' key terms and conditions as noted above, the grant date fair value has not yet been determined and no nonvested shares existed at December 31, 2019. The weighted-average grant date fair value of nonvested shares associated with the 2017-2019 awards was $57.05 per share at December 31, 2018. The weighted-average grant date fair value of shares vested during the year was $57.05 per share and there were no performance shares granted during the year and no unrecognized compensation expense for accounting purposes as of December 31, 2019.

Restricted Stock Units
In 2012, RSUs began being granted under the LTIP instead of stock options under the Restated SOP. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. Upon vesting, the RSU holder is issued one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. During 2019, total RSU expense was $1.8 million compared to $1.8 million in 2018 and $1.6 million in 2017. As of December 31, 2019, there was $3.4 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2024.

Information regarding the RSU activity is summarized as follows:

	Number of RSUs	Weighted - Average Price Per RSU
Nonvested, December 31, 2016	89,973	$48.85
Granted	32,168	60.51
Vested	(35,341)	47.07
Forfeited	(2,278)	53.78
Nonvested, December 31, 2017	84,522	53.90
Granted	32,450	57.59
Vested	(32,689)	50.75
Forfeited	(1,603)	59.95
Nonvested, December 31, 2018	82,680	56.47
Granted	36,018	65.29
Vested	(35,778)	54.22
Forfeited	(3,187)	63.89
Nonvested, December 31, 2019	79,733	$61.17

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

Information regarding the Restated SOP activity is summarized as follows:

	Option Shares	Weighted - Average Price Per Share	Intrinsic Value (In millions)
Balance outstanding and exercisable, December 31, 2016	180,163	$44.38	$2.8
Exercised	(88,275)	44.33	1.8
Forfeited	(200)	41.15	n/a
Balance outstanding and exercisable, December 31, 2017	91,688	44.43	1.4
Exercised	(35,450)	43.61	0.8
Forfeited	(300)	43.29	n/a
Balance outstanding and exercisable, December 31, 2018	55,938	44.96	0.9
Exercised	(45,000)	44.79	1.0
Expired	—	—	n/a
Balance outstanding and exercisable, December 31, 2019	10,938	$45.67	$0.3

During 2019, cash of $2.0 million was received for stock options exercised and $0.2 million related tax benefit was recognized. The weighted-average remaining life of options exercisable and outstanding at December 31, 2019 was 1.12 years.

Employee Stock Purchase Plan
NW Holdings' ESPP allows employees of NW Holdings, NW Natural and certain designated subsidiaries to purchase common stock at 85% of the closing price on the trading day immediately preceding the initial offering date, which is set annually. For the 2019-2020 ESPP period, each eligible employee may purchase up to $21,222 worth of stock through payroll deductions over a period defined by the Board of Directors, with shares issued at the end of the subscription period.

Stock-Based Compensation Expense
Stock-based compensation expense is recognized as operations and maintenance expense or is capitalized as part of construction overhead at the entity at which the award recipient is employed. The following table summarizes the NW Holdings' financial statement impact, substantially all of which was recorded at NW Natural, of stock-based compensation under the LTIP, Restated SOP and ESPP:

In thousands	2019	2018	2017
Operations and maintenance expense, for stock-based compensation	$2,172	$2,489	$2,354
Income tax benefit	(575)	(659)	(930)
Net stock-based compensation effect on net income (loss)	1,597	1,830	1,424
Amounts capitalized for stock-based compensation	$430	$531	$528

9. DEBT

Short-Term Debt
The primary source of short-term liquidity for NW Holdings is cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities it may enter into from time to time.

The primary source of short-term liquidity for NW Natural is from the sale of commercial paper, its multi-year credit facilities, and short-term credit facilities it may enter into from time to time. In addition to issuing commercial paper or bank loans to meet working capital requirements, including seasonal requirements to finance gas purchases and accounts receivable, short-term debt may also be used to temporarily fund capital requirements. For NW Natural, commercial paper and bank loans are periodically refinanced through the sale of long-term debt or equity contributions from NW Holdings. NW Natural's commercial paper is sold through two commercial banks under an issuing and paying agency agreement and is supported by one or more unsecured revolving credit facilities. See “Credit Agreements” below.

At December 31, 2019 and 2018, NW Holdings had short-term debt outstanding of $149.1 million and $217.6 million, respectively. The weighted average interest rate of NW Holdings' short-term debt outstanding at December 31, 2019 and 2018 was 2.0% and 3.0%, respectively. At December 31, 2019 and 2018, NW Natural had $125.1 million and $217.5 million of commercial paper outstanding, respectively. The weighted average interest rate of commercial paper outstanding at December 31, 2019 and 2018 was 2.0% and 3.0%, respectively.

The carrying cost of commercial paper approximates fair value using Level 2 inputs. See Note 2 for a description of the fair value hierarchy. At December 31, 2019, NW Natural's commercial paper had a maximum remaining maturity of 22 days and an average remaining maturity of 10 days.

Credit Agreements
NW Holdings
In October 2018, NW Holdings entered into a $100.0 million credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $150.0 million. The maturity date of the agreement is October 2, 2023, with available extensions of commitments for two additional one-year periods, subject to lender approval.
The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2019 and 2018.

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

There was a $24.0 million outstanding balance and no outstanding balances under the NW Holdings agreement at December 31, 2019 and 2018, respectively. No letters of credit were issued or outstanding under the NW Holdings agreement at December 31, 2019 and 2018. NW Holdings had $1.0 million and $2.8 million of letters of credit issued and outstanding in support of acquisitions of water companies, separate from the aforementioned credit agreement, at December 31, 2019 and 2018, respectively.

NW Natural
In October 2018, NW Natural entered into a new multi-year credit agreement for unsecured revolving loans totaling $300.0 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $450.0 million. The maturity date of the agreement is October 2, 2023 with available extensions of commitments for two additional one-year periods, subject to lender approval. The new credit agreement is substantially similar to the prior credit agreement which was terminated upon the closing of the New Credit Agreement. The new credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under NW Natural's prior credit agreement or the new credit agreement and no letters of credit issued or outstanding at December 31, 2019 and 2018.

NW Natural's prior credit agreement and the new credit agreement require NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2019 and 2018.

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

Long-Term Debt
NW Holdings
At December 31, 2019 and 2018, NW Holdings had long-term debt outstanding of $881.1 million and $736.2 million, respectively; which included $5.7 million and $5.6 million of unamortized debt issuance costs at NW Natural, respectively. NW Holdings' long-term debt is primarily comprised of debt held at its wholly-owned subsidiaries NW Natural (shown below) and NWN Water. Long-term debt at NWN Water is primarily comprised of a two-year term loan agreement for $35.0 million, due in 2021. NWN Water entered into this agreement in June 2019 and the loan carried an interest rate of 2.35% at December 31, 2019, which is based upon the one-month LIBOR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2019, with a consolidated indebtedness to total capitalization ratio of 54.3%.

NW Natural
NW Natural's issuance of FMBs, which includes NW Natural's medium-term notes, under the Mortgage and Deed of Trust (Mortgage) is limited by eligible property, adjusted net earnings, and other provisions of the Mortgage. The Mortgage constitutes a first mortgage lien on substantially all of NW Natural's NGD property.

Maturities and Outstanding Long-Term Debt
Retirement of long-term debt for each of the annual periods through December 31, 2024 and thereafter are as follows:

In thousands	Long-term debt maturities
2020	$75,000
2021	60,000
2022	—
2023	90,000
2024	—
Thereafter	624,700

The following table presents debt outstanding as of December 31:

In thousands	2019	2018
NW Natural
First Mortgage Bonds:
8.310% Series due 2019	$—	$10,000
7.630% Series due 2019	—	20,000
5.370% Series due 2020	75,000	75,000
9.050% Series due 2021	10,000	10,000
3.176% Series due 2021	50,000	50,000
3.542% Series due 2023	50,000	50,000
5.620% Series due 2023	40,000	40,000
7.720% Series due 2025	20,000	20,000
6.520% Series due 2025	10,000	10,000
7.050% Series due 2026	20,000	20,000
3.211% Series due 2026	35,000	35,000
7.000% Series due 2027	20,000	20,000
2.822% Series due 2027	25,000	25,000
6.650% Series due 2027	19,700	19,700
6.650% Series due 2028	10,000	10,000
3.141% Series due 2029	50,000	—
7.740% Series due 2030	20,000	20,000
7.850% Series due 2030	10,000	10,000
5.820% Series due 2032	30,000	30,000
5.660% Series due 2033	40,000	40,000
5.250% Series due 2035	10,000	10,000
4.000% Series due 2042	50,000	50,000
4.136% Series due 2046	40,000	40,000
3.685% Series due 2047	75,000	75,000
4.110% Series due 2048	50,000	50,000
3.869% Series due 2049	90,000	—
Long-term debt, gross	849,700	739,700
Less: current maturities	75,000	30,000
Total long-term debt	$774,700	$709,700

First Mortgage Bonds
In June 2019, NW Natural issued $140.0 million of FMBs consisting of $50.0 million with an interest rate of 3.141%, due in 2029, and $90.0 million with an interest rate of 3.869%, due in 2049.

In September 2018, NW Natural issued $50.0 million of FMBs with an interest rate of 4.110%, due in 2048.

Retirements of Long-Term Debt
In September 2019, NW Natural retired $10.0 million of FMBs with an interest rate of 8.310%, and retired $20.0 million of FMBs with an interest rate of 7.630% in December 2019.

In March 2018, NW Natural retired $22.0 million of FMBs with an interest rate of 6.600%, and retired $75.0 million of FMBs with an interest rate of 1.545% in December 2018.

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

The following table provides an estimate of the fair value of NW Holdings' long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	December 31,
In thousands	2019	2018
Gross long-term debt	$886,776	$741,813
Unamortized debt issuance costs	(5,712)	(5,577)
Carrying amount	$881,064	$736,236
Estimated fair value	$957,268	$762,335

The following table provides an estimate of the fair value of NW Natural's long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	December 31,
In thousands	2019	2018
Gross long-term debt	$849,700	$739,700
Unamortized debt issuance costs	(5,712)	(5,577)
Carrying amount	$843,988	$734,123
Estimated fair value	$919,835	$760,222

10. PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

NW Natural maintains a qualified non-contributory defined benefit pension plan (Pension Plan), non-qualified supplemental pension plans for eligible executive officers and other key employees, and other postretirement employee benefit plans. NW Natural also has a qualified defined contribution plan (Retirement K Savings Plan) for all eligible employees. The Pension Plan and Retirement K Savings Plan have plan assets, which are held in qualified trusts to fund retirement benefits.

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

The following table provides a reconciliation of the changes in NW Natural's benefit obligations and fair value of plan assets, as applicable, for NW Natural's pension and other postretirement benefit plans, excluding the Retirement K Savings Plan, and a summary of the funded status and amounts recognized in NW Holdings' and NW Natural's consolidated balance sheets as of December 31:

	Postretirement Benefit Plans
	Pension Benefits		Other Benefits
In thousands	2019	2018	2019	2018
Reconciliation of change in benefit obligation:
Obligation at January 1	$455,568	$486,289	$28,172	$28,927
Service cost	6,308	7,185	244	282
Interest cost	18,683	16,991	1,117	964
Net actuarial (gain) loss	58,269	(32,979)	1,809	(327)
Benefits paid	(23,160)	(21,918)	(1,774)	(1,674)
Obligation at December 31	$515,668	$455,568	$29,568	$28,172

Reconciliation of change in plan assets:
Fair value of plan assets at January 1	$257,797	$287,925	$—	$—
Actual return on plan assets	65,104	(25,925)	—	—
Employer contributions	13,310	17,715	1,774	1,674
Benefits paid	(23,160)	(21,918)	(1,774)	(1,674)
Fair value of plan assets at December 31	$313,051	$257,797	$—	$—
Funded status at December 31	$(202,617)	$(197,771)	$(29,568)	$(28,172)

NW Natural's Pension Plan had a projected benefit obligation of $477.3 million and $420.2 million at December 31, 2019 and 2018, respectively, and fair values of plan assets of $313.1 million and $257.8 million, respectively. The plan had an accumulated benefit obligation of $434.9 million and $385.9 million at December 31, 2019 and 2018, respectively.

The following table presents amounts realized through regulatory assets or in other comprehensive loss (income) for the years ended December 31:

	Regulatory Assets						Other Comprehensive Loss (Income)
	Pension Benefits			Other Postretirement Benefits			Pension Benefits
In thousands	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net actuarial loss (gain)	$10,424	$14,261	$12,177	$1,809	$(327)	$(214)	$3,595	$(677)	$2,777
Amortization of:
Prior service cost	(7)	(42)	(127)	468	468	468	—	—	—
Actuarial loss	(14,057)	(18,761)	(14,802)	(369)	(448)	(696)	(648)	(1,052)	(946)
Total	$(3,640)	$(4,542)	$(2,752)	$1,908	$(307)	$(442)	$2,947	$(1,729)	$1,831

The following table presents amounts recognized in regulatory assets and accumulated other comprehensive loss (AOCL) at December 31:

	Regulatory Assets				AOCL
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
In thousands	2019	2018	2019	2018	2019	2018
Prior service cost (credit)	$—	$7	$(1,270)	$(1,738)	$—	$—
Net actuarial loss	166,903	170,535	7,629	6,189	14,484	11,537
Total	$166,903	$170,542	$6,359	$4,451	$14,484	$11,537

The following table presents amounts recognized by NW Holdings and NW Natural in AOCL and the changes in AOCL related to NW Natural's non-qualified employee benefit plans:

	Year Ended December 31,
In thousands	2019	2018
Beginning balance	$(7,188)	$(8,438)
Amounts reclassified to AOCL	(3,611)	642
Amounts reclassified from AOCL:
Amortization of actuarial losses	648	1,052
Reclassification of stranded tax effects(1)	(1,366)	—
Total reclassifications before tax	(4,329)	1,694
Tax expense (benefit)	784	(444)
Total reclassifications for the period	(3,545)	1,250
Ending balance	$(10,733)	$(7,188)

(1) Reclassification of $1.4 million of income tax effects resulting from the TCJA from accumulated other comprehensive loss to retained earnings was made pursuant to the adoption of ASU 2018-02. See Note 2.

In 2020, NW Natural will amortize an estimated $18.3 million from regulatory assets to net periodic benefit costs, consisting of $18.8 million of actuarial losses offset by $0.5 million of prior service credits. A total of $0.9 million will be amortized from AOCL to earnings related to actuarial losses in 2020.

The assumed discount rates for NW Natural's Pension Plan and other postretirement benefit plans were determined independently based on the FTSE Above Median Curve (discount rate curve), which uses high quality corporate bonds rated AA- or higher by S&P or Aa3 or higher by Moody’s. The discount rate curve was applied to match the estimated cash flows in each of the plans to reflect the timing and amount of expected future benefit payments for these plans.

The assumed expected long-term rate of return on plan assets for the Pension Plan was developed using a weighted-average of the expected returns for the target asset portfolio. In developing the expected long-term rate of return assumption, consideration was given to the historical performance of each asset class in which the plan’s assets are invested and the target asset allocation for plan assets.

The investment strategy and policies for Pension Plan assets held in the retirement trust fund were approved by the NW Natural Retirement Committee, which is composed of senior management with the assistance of an outside investment consultant. The policies set forth the guidelines and objectives governing the investment of plan assets. Plan assets are invested for total return with appropriate consideration for liquidity, portfolio risk, and return expectations. All investments are expected to satisfy the prudent investments rule under the Employee Retirement Income Security Act of 1974. The approved asset classes may include cash and short-term investments, fixed income, common stock and convertible securities, absolute and real return strategies, and real estate. Plan assets may be invested in separately managed accounts or in commingled or mutual funds. Investment re-balancing takes place periodically as needed, or when significant cash flows occur, in order to maintain the allocation of assets within the stated target ranges. The retirement trust fund is not currently invested in NW Holdings or NW Natural securities.

The following table presents the Pension Plan asset target allocation at December 31, 2019:

Asset Category	Target Allocation
Long government/credit	20%
U.S. large cap equity	18
Non-U.S. equity	18
Absolute return strategies	12
U.S. small/mid cap equity	10
Real estate funds	7
High yield bonds	5
Emerging markets equity	5
Emerging market debt	5

Non-qualified supplemental defined benefit plan obligations were $38.3 million and $35.4 million at December 31, 2019 and 2018, respectively. These plans are not subject to regulatory deferral, and the changes in actuarial gains and losses, prior service costs, and transition assets or obligations are recognized in AOCL, net of tax until they are amortized as a component of net periodic benefit cost. These are unfunded, non-qualified plans with no plan assets; however, a significant portion of the obligations is indirectly funded with company and trust-owned life insurance and other assets.

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

	Pension Benefits			Other Postretirement Benefits
In thousands	2019	2018	2017	2019	2018	2017
Service cost	$6,308	$7,185	$7,090	$244	$282	$341
Interest cost	18,684	16,991	18,111	1,116	964	1,141
Expected return on plan assets	(20,854)	(20,639)	(20,433)	—	—	—
Amortization of prior service costs	7	43	127	(468)	(468)	(468)
Amortization of net actuarial loss	14,704	19,813	15,748	368	448	696
Net periodic benefit cost	18,849	23,393	20,643	1,260	1,226	1,710
Amount allocated to construction	(2,493)	(2,764)	(6,597)	(86)	(98)	(587)
Amount deferred to regulatory balancing account	—	(10,314)	(6,542)	—	—	—
Net periodic benefit cost charged to expense	16,356	10,315	7,504	1,174	1,128	1,123
Regulatory pension disallowance	10,500	—	—	—	—	—
Amortization of regulatory balancing account	16,841	—	—	—	—	—
Net amount charged to expense	$43,697	$10,315	$7,504	$1,174	$1,128	$1,123

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, a certain amount of net periodic benefit costs were recorded to the regulatory balancing account, representing net periodic pension expense for the Pension Plan above the amount set in rates, as approved by the OPUC, from 2011 through October 31, 2018.

In March 2019, the OPUC issued an order concluding the NW Natural 2018 Oregon rate case. The order allowed for the application of certain deferred revenues and tax benefits from the TCJA to reduce NW Natural's pension regulatory balancing account. A corresponding total of $12.5 million in pension expenses were recognized in operating and maintenance expense and other income (expense), net in the consolidated statements of comprehensive income in the first quarter of 2019, with offsetting benefits recorded within operating revenues and income taxes. The order also directed NW Natural to reduce the balancing account by an additional $10.5 million, of which $3.9 million was charged to operations and maintenance expense and $6.6 million was charged to other income (expense), net in the consolidated statements of comprehensive income. Amortization of the remaining amount of the balancing account began in the second quarter of 2019 in accordance with the order.

Total amortization of the regulatory balancing account of $16.8 million in 2019, of which $6.2 million was charged to operations and maintenance expense and $10.6 million was charged to other income (expense), net. Total deferrals of the regulatory balancing account were $10.3 million in 2018, of which $2.4 million was deferred from operations and maintenance expense and $7.9 million was deferred from other income (expense), net.

The following table provides the assumptions used in measuring periodic benefit costs and benefit obligations for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Assumptions for net periodic benefit cost:
Weighted-average discount rate	4.19%	3.51%	3.99%	4.13%	3.44%	3.85%
Rate of increase in compensation	3.25-3.5%	3.25-4.5%	3.25-4.5%	n/a	n/a	n/a
Expected long-term rate of return	7.50%	7.50%	7.50%	n/a	n/a	n/a
Assumptions for year-end funded status:
Weighted-average discount rate	3.16%	4.20%	3.52%	3.11%	4.13%	3.44%
Rate of increase in compensation(1)	3.50-6.50%	3.25-4.5%	3.25-4.5%	n/a	n/a	n/a
Expected long-term rate of return	7.25%	7.50%	7.50%	n/a	n/a	n/a

(1)Rate assumption is 6.50% in 2020 and 3.50% thereafter. The 2020 compensation increase assumption was a result of the 2019 execution of a new collective bargaining agreement with unionized members of NW Natural effective December 1, 2019.

The assumed annual increase in health care cost trend rates used in measuring other postretirement benefits as of December 31, 2019 was 6.50%. These trend rates apply to both medical and prescription drugs. Medical costs and prescription drugs are assumed to decrease gradually each year to a rate of 4.75% by 2026.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans; however, other postretirement benefit plans have a cap on the amount of costs reimbursable by NW Natural.

A one percentage point change in assumed health care cost trend rates would have the following effects:

In thousands	1% Increase	1% Decrease
Effect on net periodic postretirement health care benefit cost	$49	$(44)
Effect on the accumulated postretirement benefit obligation	710	(640)

Mortality assumptions are reviewed annually and are updated for material changes as necessary. In 2019, mortality rate assumptions were updated from RP-2014 mortality tables using scale MP-2018 to Pri-2012 mortality tables using scale MP-2019, which partially offset increases of the projected benefit obligation.

The following table provides information regarding employer contributions and benefit payments for NW Natural's Pension Plan, non-qualified pension plans, and other postretirement benefit plans for the years ended December 31, and estimated future contributions and payments:

In thousands	Pension Benefits	Other Benefits
Employer Contributions:
2018	$17,715	$1,674
2019	13,310	1,774
2020 (estimated)	31,338	1,756
Benefit Payments:
2017	31,580	1,737
2018	21,918	1,674
2019	23,160	1,774
Estimated Future Benefit Payments:
2020	23,412	1,756
2021	24,304	1,833
2022	25,094	1,848
2023	25,941	1,899
2024	26,757	1,903
2025-2029	148,000	8,945

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural makes contributions to its qualified defined benefit Pension Plans based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The Pension Protection Act of 2006 (the Act) established funding requirements for defined benefit plans. The Act establishes a 100% funding target over seven years for plan years beginning after December 31, 2008. In July 2012, President Obama signed the Moving Ahead for Progress in the 21st Century Act

(MAP-21) into law, which changed several provisions affecting pension plans, including temporary funding relief and Pension Benefit Guaranty Corporation (PBGC) premium increases, which shifts the level of minimum required contributions from the short-term to the long-term as well as increasing the operational costs of running a pension plan. MAP-21 established a new minimum and maximum corridor for segment rates based on a 25-year average of bond yields, which resulted in lower minimum contributions requirements than those under previous regulations. MAP-21, as amended, provides for the current corridor to be in effect through 2020 and subsequently broaden on an annual basis from 2021 through 2024.

The Pension Plan was underfunded by $164.3 million at December 31, 2019. NW Natural made cash contributions totaling $11.0 million to its Pension Plan for 2019. During 2020, NW Natural expects to make contributions of approximately $29.0 million to this plan.

Multiemployer Pension Plan
In addition to the NW Natural-sponsored Pension Plan presented above, prior to 2014 NW Natural contributed to a multiemployer pension plan for its NGD union employees known as the Western States Office and Professional Employees International Union Pension Fund (Western States Plan). That plan's employer identification number is 94-6076144. Effective December 22, 2013, NW Natural withdrew from the plan, which was a noncash transaction. Vested participants will receive all benefits accrued through the date of withdrawal. As the plan was underfunded at the time of withdrawal, NW Natural was assessed a withdrawal liability of $8.3 million, plus interest, which requires NW Natural to pay $0.6 million each year to the plan for 20 years beginning in July 2014. The cost of the withdrawal liability was deferred to a regulatory account on the balance sheet.

Payments were $0.6 million for 2019, and as of December 31, 2019 the liability balance was $6.5 million. Contributions to the plan were $0.6 million for each of 2018 and 2017, which was approximately 5% to 6% of the total contributions to the plan by all employer participants in those years.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $7.0 million, $6.5 million, and $5.4 million for 2019, 2018, and 2017, respectively. The Retirement K Savings Plan includes an Employee Stock Ownership Plan.

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

INTERNATIONAL/GLOBAL EQUITY. These are Level 1 and non-published NAV assets. The Level 1 asset is a mutual fund, and the non-published NAV assets consist of commingled trusts where the NAV/unit price is not published, but the investment can be readily disposed of at the NAV/unit price. The mutual funds has a readily determinable fair value, including a published NAV, and the commingled trusts are valued at unit price. This asset class includes investments primarily in foreign equity common stocks.

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
The following tables present the fair value of NW Natural's plan assets, including outstanding receivables and liabilities, of NW Natural's retirement trust fund:

In thousands	December 31, 2019
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$—	$—	$—	$95,604	$95,604
International / Global equity	33,168	—	—	74,337	107,505
Liability hedging	—	—	—	93,028	93,028
Opportunistic	—	—	—	9,864	9,864
Cash and cash equivalents	—	—	—	7,049	7,049
Total investments	$33,168	$—	$—	$279,882	$313,050

	December 31, 2018
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$—	$—	$—	$85,233	$85,233
International / Global equity	24,994	—	—	70,017	95,011
Liability hedging	—	—	—	45,659	45,659
Opportunistic	—	—	—	23,186	23,186
Cash and cash equivalents	—	—	—	8,707	8,707
Total investments	$24,994	$—	$—	$232,802	$257,796

				December 31,
				2019	2018
Receivables:
Accrued interest and dividend income				$3,243	$1
Due from broker for securities sold				—	—
Total receivables				3,243	1
Liabilities:
Due to broker for securities purchased				3,242	—
Total investment in retirement trust				$313,051	$257,797

(1) The fair value for these investments is determined using Net Asset Value per share (NAV) as of December 31, as a practical expedient, and therefore they are not classified within the fair value hierarchy. These investments primarily consist of institutional investment products, for which the NAV is generally not publicly available.

11. INCOME TAX

The following table provides a reconciliation between income taxes calculated at the statutory federal tax rate and the provision for income taxes reflected in the NW Holdings and NW Natural statements of comprehensive income or loss for December 31:

	NW Holdings			NW Natural
Dollars in thousands	2019	2018	2017	2019	2018	2017
Income taxes at federal statutory rate	$16,370	$19,222	$39,578	$17,438	$19,434	$39,624
Increase (decrease):
State income tax, net of federal	4,422	4,927	5,066	4,716	4,982	5,072
Differences required to be flowed-through by regulatory commissions	(5,772)	1,302	2,357	(5,772)	1,302	2,357
Effect of the TCJA	—	—	(3,376)	—	—	(2,956)
Deferred tax rate differential post-TCJA	—	(76)	—	—	(75)	—
Regulatory settlement	(1,129)	—	—	(1,129)	—	—
Other, net	(1,249)	(1,184)	(2,617)	(1,188)	(1,184)	(2,619)
Total provision for income taxes	$12,642	$24,191	$41,008	$14,065	$24,459	$41,478
Effective tax rate	16.2%	26.4%	36.3%	16.9%	26.4%	36.6%

The NW Holdings and NW Natural effective income tax rates for 2019 compared to 2018 changed primarily as a result of lower pre-tax income and amortization of excess deferred income tax benefits as ordered by regulatory commissions. The NW Holdings and NW Natural effective income tax rates for 2018 compared to 2017 changed primarily as a result of the lower federal corporate income tax rate provided for by the TCJA.

The provision for current and deferred income taxes consists of the following at December 31:

	NW Holdings			NW Natural
In thousands	2019	2018	2017	2019	2018	2017
Current
Federal	$5,530	$8,953	$19,345	$6,755	$9,127	$19,304
State	1,667	3,785	5,963	2,101	3,846	5,956
	7,197	12,738	25,308	8,856	12,973	25,260
Deferred
Federal	1,515	9,001	13,869	1,340	9,025	14,371
State	3,930	2,452	1,831	3,869	2,461	1,847
	5,445	11,453	15,700	5,209	11,486	16,218
Income tax provision	$12,642	$24,191	$41,008	$14,065	$24,459	$41,478

The following table summarizes the tax effect of significant items comprising NW Holdings and NW Natural's deferred income tax balances recorded at December 31:

	NW Holdings		NW Natural
In thousands	2019	2018	2019	2018
Deferred tax liabilities:
Plant and property	$269,886	$288,385	$281,044	$303,186
Leases receivable	40,133	—	40,133	—
Pension and postretirement obligations	22,635	27,135	22,635	27,135
Income tax regulatory asset	19,382	21,403	19,382	21,402
Other	751	1,061	410	537
Total deferred income tax liabilities	$352,787	$337,984	$363,604	$352,260
Deferred income tax assets:
Income tax regulatory liability	$54,259	$57,469	$54,259	$57,469
Other intangible assets	2,723	—	—	—
Net operating losses and credits carried forward	162	52	48	52
Total deferred income tax assets	$57,144	$57,521	$54,307	$57,521
Total net deferred income tax liabilities	$295,643	$280,463	$309,297	$294,739

At December 31, 2019 and 2018, regulatory income tax assets of $16.9 million and $19.1 million, respectively, were recorded by NW Natural, a portion of which is recorded in current assets. These regulatory income tax assets primarily represent future rate recovery of deferred tax liabilities, resulting from differences in NGD plant financial statement and tax bases and NGD plant removal costs, which were previously flowed through for rate making purposes and to take into account the additional future taxes, which will be generated by that recovery. These deferred tax liabilities, and the associated regulatory income tax assets, are currently being recovered through customer rates. At December 31, 2019 and 2018, regulatory income tax assets of $2.5 million and $2.3 million, respectively, were recorded by NW Natural, representing future recovery of deferred tax liabilities resulting from the equity portion of AFUDC.
At December 31, 2019 and 2018, deferred tax assets of $54.3 million and $57.5 million, respectively, were recorded by NW Natural representing the future income tax benefit associated with the excess deferred income tax regulatory liability recorded as a result of the lower federal corporate income tax rate provided for by the TCJA. At December 31, 2019 and 2018, regulatory liability balances representing the benefit of the change in deferred taxes as a result of the TCJA of $205.0 million and $217.1 million, respectively, were recorded by NW Natural.
NW Natural’s natural gas utility rates include an allowance to provide for the recovery of the anticipated provision for income taxes incurred as a result of providing regulated services. As a result of the 21 percent federal corporate income tax rate enacted in 2017, NW Natural recorded an additional regulatory liability in 2018 and 2019 reflecting the deferral of the estimated rate benefit for customers. The deferral period for Oregon ended on October 31, 2018 coincident with new rates beginning November 1, 2018. The deferral period for Washington ended on October 31, 2019 coincident with new rates beginning November 1, 2019. At December 31, 2019 and 2018, a regulatory liability of $1.7 million and $8.2 million, respectively, was recorded to reflect this estimated revenue deferral.
NW Holdings and NW Natural assess the available positive and negative evidence to estimate if sufficient taxable income will be generated to utilize their respective existing deferred tax assets. Based upon this assessment, NW Holdings and NW Natural determined that it is more likely than not that all of their respective deferred tax assets recorded as of December 31, 2019 will be realized.
The Company estimates it has net operating loss (NOL) carryforwards of $0.4 million for federal taxes and $0.4 million for Oregon taxes at December 31, 2019. We anticipate fully utilizing these NOL carryforward balances before they begin to expire in 2027 for federal and 2022 for Oregon. California alternative minimum tax (AMT) credits of $0.1 million are also available. The AMT credits do not expire.

Uncertain tax positions are accounted for in accordance with accounting standards that require an assessment of the anticipated settlement outcome of material uncertain tax positions taken in a prior year, or planned to be taken in the current year. Until such positions are sustained, the uncertain tax benefits resulting from such positions would not be recognized. No reserves for uncertain tax positions were recorded as of December 31, 2019, 2018, or 2017.
The federal income tax returns for tax years 2015 and earlier are closed by statute. The IRS Compliance Assurance Process (CAP) examination of the 2016 and 2017 tax years have been completed. There were no material changes to these returns as filed. The 2018 and 2019 tax years are currently under IRS CAP examination. Our 2020 CAP application has been filed. Under the CAP program, NW Holdings and NW Natural work with the IRS to identify and resolve material tax matters before the tax return is filed each year.
As of December 31, 2019, income tax years 2015 through 2018 remain open for examination by the State of California. Income tax year 2018 is open for examination by the State of Idaho. The State of Oregon examined the Oregon corporate income tax returns for tax years 2015, 2016, and 2017. No material changes occurred as a result of this examination.
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

The TCJA generally provides for immediate full expensing for qualified property both acquired and placed in service after September 27, 2017 and before January 1, 2023. This would generally provide for accelerated cost recovery for capital investments. However, the definition of qualified property excludes property used in the trade or business of a regulated utility. Final U.S. Treasury Regulations were published in September of 2019 which clarified that bonus tax depreciation would not be available for regulated utility activity assets both acquired and placed in service by NW Holdings or NW Natural on or after January 1, 2018. Proposed U.S. Treasury Regulations released in September of 2019 indicated that long production period property acquired before September 27, 2017 continues to qualify for bonus depreciation in the year placed in service consistent with pre-TCJA law.

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

As a result of the Proposed Regulations on bonus tax depreciation published in August of 2018, NW Natural revised the provisional estimate of deferred taxes and income taxes payable to reflect the effects of bonus tax depreciation for assets placed in service after September 27, 2017 but before January 1, 2018. In the third quarter of 2018, NW Natural recognized increases to prepaid income tax of $7.4 million, deferred income tax liability of $4.1 million, and regulatory liability of $3.3 million. In the fourth quarter of 2018, NW Natural recognized additional increases to prepaid income tax of $0.5 million, deferred income tax liability of $0.3 million, and regulatory liability of $0.2 million. The accounting for income tax effects of the TCJA was complete at the end of calendar year 2018.

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

In October 2019, the WUTC issued an order addressing the regulatory amortization of the income tax benefits from the TCJA that NW Natural deferred for Washington customers in December of 2017. Under the order, NW Natural will provide deferred income tax benefits from the TCJA to customers through base rate credits beginning November 1, 2019.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations at December 31:

In thousands	2019	2018
NW Natural:
NGD plant in service	$3,302,049	$3,134,122
NGD work in progress	84,965	204,978
Less: Accumulated depreciation	1,017,931	974,252
NGD plant, net	2,369,083	2,364,848
Other plant in service	63,513	66,009
Other construction work in progress	5,548	5,330
Less: Accumulated depreciation	18,662	18,603
Other plant, net(1)	50,399	52,736
Total property, plant, and equipment	$2,419,482	$2,417,584

Other (NW Holdings):
Other plant in service	$20,671	$4,051
Less: Accumulated depreciation	1,254	263
Other plant, net(1)	19,417	3,788

NW Holdings:
Total property, plant, and equipment	$2,438,899	$2,421,372

NW Natural and NW Holdings:
Capital expenditures in accrued liabilities	$32,502	$23,676

(1)
NW Natural previously reported other balances which were restated due to certain assets and liabilities now being classified as discontinued operations assets and liabilities in its balance sheets. See Note 19 for further discussion.

Accumulated depreciation does not include the accumulated provision for asset removal costs of $401.9 million and $380.5 million at December 31, 2019 and 2018, respectively. These accrued asset removal costs are reflected on the balance sheet as regulatory liabilities. See Note 2. During 2019 and 2018, no equipment was acquired under capital leases.

NW Holdings
Other plant balances include long-lived assets associated with water operations and non-regulated activities not held by NW Natural or its subsidiaries.

NW Natural
Other plant balances include long-lived assets not related to NGD and long-lived assets that may be used to support NGD operations.

The weighted average depreciation rate for NGD assets was 2.9% during 2019 and 2.8% during 2018, and 2017. The weighted average depreciation rate for assets not related to NGD was 1.8% in 2019, 2.2% in 2018, and 1.9% in 2017.

In October 2017, NW Natural entered into a 20-year lease agreement expected to commence in 2020 for its new corporate operations center location in Portland, Oregon. Under the new lease standard, NW Natural is no longer considered the accounting owner of the asset during construction. As such, the build to suit asset and liability balances at December 31, 2018 of $26.0 million were derecognized in January 2019. The previous build to suit balances were recorded under ASC 840 within property, plant and equipment and other non-current liabilities in the consolidated balance sheet.

In May 2019, NW Natural placed its North Mist gas storage expansion facility into service and commenced storage services to the facility's single customer, PGE. Under U.S. GAAP, this agreement is classified as a sales-type lease and qualifies for regulatory accounting deferral treatment. Accordingly, the project was de-recognized from property, plant and equipment upon lease commencement and the investment balance is presented net of the current portion of scheduled billings within assets under sales-type leases on the consolidated balance sheets. A total of $146.0 million was de-recognized from plant on the lease commencement date. The facility is included within rate base for ratemaking purposes. See Note 7 for information regarding leases, including North Mist.

13. GAS RESERVES

NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of December 31, 2019. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities in the consolidated balance sheets. The investment in gas reserves provides long-term price protection for NGD customers through the original agreement with Encana Oil & Gas (USA) Inc. under which NW Natural invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

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

In March 2014, NW Natural amended the original gas reserves agreement in order to facilitate Encana's proposed sale of its interest in the Jonah field to Jonah Energy. Under the amendment, NW Natural ended the drilling program with Encana, but increased its working interests in its assigned sections of the Jonah field. NW Natural also retained the right to invest in new wells with Jonah Energy. Under the amended agreement there is still the option to invest in additional wells on a well-by-well basis with drilling costs and resulting gas volumes shared at NW Natural's amended proportionate working interest for each well in which it invests. NW Natural elected to participate in some of the additional wells drilled in 2014, but has not participated in additional wells since 2014. However, there may be the opportunity to participate in more wells in the future.

Gas produced from the additional wells is included in the Oregon PGA at a fixed rate of $0.4725 per therm, which approximates the 10-year hedge rate plus financing costs at the inception of the investment.

Gas reserves acted to hedge the cost of gas for approximately 5%, 6% and 6% of NGD gas supplies for the years ended December 31, 2019, 2018, and 2017 respectively.

The following table outlines NW Natural's net gas reserves investment at December 31:

In thousands	2019	2018
Gas reserves, current	$15,278	$16,647
Gas reserves, non-current	172,029	170,660
Less: Accumulated amortization	123,635	104,463
Total gas reserves(1)	63,672	82,844
Less: Deferred taxes on gas reserves	15,515	20,071
Net investment in gas reserves	$48,157	$62,773

(1)	The net investment in additional wells included in total gas reserves was $3.8 million and $4.8 million at December 31, 2019 and 2018, respectively.

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
14. INVESTMENTS

Investments include financial investments in life insurance policies, and equity method investments in certain partnerships and limited liability companies. The following table summarizes other investments at December 31:

	NW Holdings		NW Natural
In thousands	2019	2018	2019	2018
Investments in life insurance policies	$49,837	$49,922	$49,837	$49,922
Investments in gas pipeline	13,472	13,571	—	—
Other	24	65	—	—
Total other investments	$63,333	$63,558	$49,837	$49,922

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
Variable Interest Entity (VIE) Analysis
TWH is a VIE, with NW Holdings' investment in TWP reported under equity method accounting. It has been determined that NW Holdings is not the primary beneficiary of TWH’s activities as it only has a 50% share of the entity, and there are no stipulations that allow NW Holdings a disproportionate influence over it. Investments in TWH and TWP are included in other investments on NW Holdings' balance sheet. If this investment is not developed, then the maximum loss exposure related to TWH is limited to NW Holdings' equity investment balance, less its share of any cash or other assets available to NW Holdings as a 50% owner. The investment balance in TWH was $13.4 million at December 31, 2019 and 2018.

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

NW Holdings' equity investment was not impaired at December 31, 2019 as the fair value of expected cash flows from planned development exceeded NW Holdings' remaining equity investment of $13.4 million at December 31, 2019. However, if NW Holdings learns that the project is not viable or will not go forward, it could be required to recognize a maximum charge of up to approximately $13.4 million based on the current amount of the equity investment, net of cash and working capital at TWP. NW Holdings will continue to monitor and update the impairment analysis as required.

15. BUSINESS COMBINATIONS

2019 Business Combinations
Sunriver
On May 31, 2019, NWN Water of Oregon, a wholly-owned indirect subsidiary of NW Holdings, completed the acquisition of Sunriver Water and Sunriver Environmental (collectively referred to as Sunriver), a privately-owned water utility and wastewater treatment company located in Sunriver, Oregon that serves approximately 9,400 connections. The acquisition-date fair value of the total consideration transferred, after closing adjustments, was approximately $55.0 million in cash consideration. The transaction aligns with NW Holdings' water sector strategy as it continues to expand its water utility service territory in the Pacific Northwest and begins to pursue wastewater investment opportunities.

The Sunriver acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination was made using existing regulatory conditions for assets associated with Sunriver Water, LLC as well as existing market conditions and standard valuation approaches for assets associated with Sunriver Environmental, LLC in order to allocate value as determined by an independent third party assessor for certain assets, which involved the use of management judgment in determining the significant estimates and assumptions used by the assessor, with the remaining difference from the consideration transferred being recorded as goodwill. This allocation is considered preliminary as of December 31, 2019, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate Sunriver. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period. The acquisition costs were expensed as incurred.

Preliminary goodwill of $40.1 million was recognized from this acquisition. The goodwill recognized is attributable to Sunriver's regulated water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were acquired. The total amount of goodwill that is expected to be deductible for income tax purposes is approximately $50.2 million.

The preliminary purchase price for the acquisition has been allocated to the net assets acquired as of the acquisition date and is as follows:

In thousands	December 31, 2019
Current assets	$221
Property, plant and equipment	13,819
Goodwill	40,118
Deferred tax assets	812
Current liabilities	(22)
Total net assets acquired	$54,948

The amount of Sunriver revenues included in NW Holdings' consolidated statements of comprehensive income is $3.7 million for the year ended December 31, 2019. Earnings from Sunriver activities for the year ended December 31, 2019 were not material to the results of NW Holdings.

Other Acquisitions
During the year ended December 31, 2019, NWN Water completed three additional acquisitions qualifying as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions was approximately $2.0 million. These business combinations were not significant to NW Holdings' results of operations.

2018 Business Combinations
Falls Water
On September 13, 2018, NWN Water, then a wholly-owned subsidiary of NW Natural and now a wholly-owned subsidiary of NW Holdings, completed the acquisition of Falls Water, a privately-owned water utility in the Pacific Northwest for non-cash consideration of $8.5 million, in the form of 125,000 shares of NW Natural common stock, which were converted to NW Holdings common stock in our October 1, 2018 reorganization. Falls Water became a wholly-owned subsidiary of NWN Water and marked its first acquisition in the water utility sector. This acquisition aligns with NW Holdings' water sector strategy as the acquisition provides NWN Water entry into Idaho, expands service area, and opens further opportunity for growth. Falls Water is based in Idaho Falls, Idaho and served approximately 5,300 connections at the time of acquisition.

Through the purchase of all of the outstanding shares of Falls Water, NWN Water acquired the net assets and 100% control of Falls Water. We determined that the Falls Water acquisition met the criteria of a business combination, and as such performed an allocation of the consideration to the acquired assets and assumed liabilities based on their fair value as of the acquisition date, the majority of which was allocated to goodwill. The acquisition costs were insignificant and were expensed as incurred. The results of Falls Water are not material to the consolidated financial results of NW Holdings.

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

Other Acquisitions
During 2018, in addition to the Falls Water acquisition, NWN Water completed three acquisitions qualifying as business combinations. The aggregate fair value of the consideration transferred for these acquisitions was approximately $2.8 million. These business combinations, both individually and in aggregate, were not significant to NW Holdings' results of operations.

As a result of all acquisitions completed, total goodwill was $49.9 million and $9.0 million as of December 31, 2019 and 2018, respectively. The increase in the goodwill balance was due to additions associated with our acquisitions in the water sector. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	At December 31,
In thousands	2019	2018
Natural gas (in therms):
Financial	651,540	408,850
Physical	512,849	472,275
Foreign exchange	$6,650	$6,936

Purchased Gas Adjustment (PGA)
Derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are reflected in the weighted-average cost of gas in the PGA filing. Rates and hedging approaches may vary between states due to different rate structures and mechanisms. In addition, as required with the Washington PGA filing, NW Natural incorporated and began implementing risk-responsive hedging strategies for the 2019-20 PGA for its Washington gas supplies. Hedge contracts entered into after the start of the PGA period are subject to the PGA incentive sharing mechanism in Oregon. NW Natural entered the 2019-20 and 2018-19 gas years with forecasted sales volumes hedged at 52% and 48% in financial swap and option contracts, and 19% and 24% in physical gas supplies, respectively. Hedge contracts entered into prior to the PGA filing, in September 2019, were included in the PGA for the 2019-20 gas year. Hedge contracts entered into after the PGA filing, and related to subsequent gas years, may be included in future PGA filings and qualify for regulatory deferral.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments, which also represents all derivative instruments at NW Holdings:

	December 31, 2019		December 31, 2018
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$9,863	$102	$(1,239)	$(284)
Operating revenues (expense)	(568)	—	1,660	—
Amounts deferred to regulatory accounts on balance sheet	(9,376)	(102)	(211)	284
Total gain (loss) in pre-tax earnings	$(81)	$—	$210	$—

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

REALIZED GAIN/LOSS. NW Natural realized net gains of $17.9 million and net gains of $7.4 million for the years ended December 31, 2019 and 2018, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of December 31, 2019 or 2018. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against loss positions. Given NW Natural's counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2019 or 2018. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

Based upon current commodity financial swap and option contracts outstanding, which reflect unrealized gains of $5.6 million at December 31, 2019, we have estimated the level of collateral demands, with and without potential adequate assurance calls, using current gas prices and various credit downgrade rating scenarios for NW Natural as follows:

		Credit Rating Downgrade Scenarios
In thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Speculative
With Adequate Assurance Calls	$—	$—	$—	$—	$(66)
Without Adequate Assurance Calls	—	—	—	—	(66)

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

If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $9.4 million and a liability of $1.9 million as of December 31, 2019, and an asset of $3.6 million and a liability of $9.3 million as of December 31, 2018.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps with financial counterparties. NW Natural utilizes master netting arrangements through International Swaps and Derivatives Association contracts to minimize this risk along with collateral support agreements with counterparties based on their credit ratings. In certain cases, NW Natural requires guarantees or letters of credit from counterparties to meet its minimum credit requirement standards.

NW Natural's financial derivatives policy requires counterparties to have an investment-grade credit rating at the time the derivative instrument is entered into, and specifies limits on the contract amount and duration based on each counterparty’s credit rating. NW Natural does not speculate with derivatives. Derivatives are used to hedge exposure above risk tolerance limits. Increases in market risk created by the use of derivatives is offset by the exposures they modify.

We actively monitor NW Natural's derivative credit exposure and place counterparties on hold for trading purposes or require other forms of credit assurance, such as letters of credit, cash collateral, or guarantees as circumstances warrant. The ongoing assessment of counterparty credit risk includes consideration of credit ratings, credit default swap spreads, bond market credit spreads, financial condition, government actions, and market news. A Monte Carlo simulation model is used to estimate the change in credit and liquidity risk from the volatility of natural gas prices. The results of the model are used to establish trading limits. NW Natural's outstanding financial derivatives at December 31, 2019 mature by October 31, 2022.

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

Fair Value
In accordance with fair value accounting, NW natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads, and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at December 31, 2019. As of December 31, 2019 and 2018, the net fair value was an asset of $7.5 million and a liability of $5.7 million, respectively, using significant other observable, or Level 2, inputs. No Level 3 inputs were used in our derivative valuations, and there were no transfers between Level 1 or Level 2 during the years ended December 31, 2019 and 2018.

17. COMMITMENTS AND CONTINGENCIES

Gas Purchase and Pipeline Capacity Purchase and Release Commitments
NW Natural has signed agreements providing for the reservation of firm pipeline capacity under which it is required to make fixed monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies, or is established directly with private counterparties, as applicable. In addition, NW Natural has entered into long-term agreements to release firm pipeline capacity. NW Natural also enters into short-term and long-term gas purchase agreements.

The aggregate amounts of these agreements were as follows at December 31, 2019:

In thousands	Gas Purchase Agreements	Pipeline Capacity Purchase Agreements	Pipeline Capacity Release Agreements
2020	$86,175	$76,897	$4,201
2021	2,899	70,638	3,904
2022	—	68,943	3,904
2023	—	68,563	3,904
2024	—	67,052	3,904
Thereafter	—	527,148	3,253
Total	89,074	879,241	23,070
Less: Amount representing interest	481	147,613	840
Total at present value	$88,593	$731,628	$22,230

Total fixed charges under capacity purchase agreements were $82.2 million for 2019, $82.6 million for 2018, and $85.3 million for 2017, of which $4.3 million, $4.3 million, and $4.5 million, respectively, related to capacity releases. In addition, per-unit charges are required to be paid based on the actual quantities shipped under the agreements. In certain take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

Leases
Refer to Note 7 for a discussion of lease commitments and contingencies.

Environmental Matters
Refer to Note 18 for a discussion of environmental commitments and contingencies.

18. ENVIRONMENTAL MATTERS

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet at December 31:

	Current Liabilities		Non-Current Liabilities
In thousands	2019	2018	2019	2018
Portland Harbor site:
Gasco/Siltronic Sediments	$11,632	$5,117	$46,082	$44,351
Other Portland Harbor	2,543	2,600	6,920	6,273
Gasco/Siltronic Upland site	14,203	13,983	43,616	44,830
Central Service Center site	—	10	—	—
Front Street site	10,847	11,402	—	3
Oregon Steel Mills	—	—	179	179
Total	$39,225	$33,112	$96,797	$95,636

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

Gasco/Siltronic Sediments. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. In February 2020, NW Natural and the EPA reached an agreement to amend the Administrative Order on Consent to include additional remedial design activities for sediment investigation costs adjacent to the Gasco uplands. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $57.7 million to $350 million. NW Natural has recorded a liability of $57.7 million for the sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at this site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

NW Natural submitted a revised Remedial Investigation Report for the uplands to ODEQ in May 2007. In March 2015, ODEQ approved Remedial Assessment (RA) for this site, enabling commencement of work on the FS in 2016. NW Natural has recognized a liability for the remediation of the uplands portion of the site which is at the low end of the range of potential liability; the high end of the range cannot be reasonably estimated at this time.

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

Central Service Center site. The investigative phase to characterize the existing site has been completed and determined by the Oregon Department of Environmental Quality (DEQ) to be sufficient to allow for the issuance of a Conditional No Further Action (cNFA). The Company is now conducting ongoing environmental monitoring activities over the next 5 years in order to meet the conditions which were included within the cNFA.

Front Street site. The Front Street site was the former location of a gas manufacturing plant NW Natural operated (the former Portland Gas Manufacturing site, or PGM). At ODEQ’s request, NW Natural conducted a sediment and source control investigation and provided findings to ODEQ. In December 2015, an FS on the former Portland Gas Manufacturing site was completed.

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. NW Natural revised the liability in the second quarter of 2017 to incorporate the estimated undiscounted cost of approximately $10.5 million for the selected remedy. Further, NW Natural has recognized an additional liability of $0.3 million for additional studies and design costs as well as regulatory oversight throughout the cleanup. NW Natural plans to construct the remedy in 2020.

Oregon Steel Mills site. Refer to the “Legal Proceedings,” below.

Environmental Cost Deferral and Recovery
NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recover prudently incurred costs allocable to Oregon customers, subject to an earnings test. On October 21, 2019 the WUTC authorized an Environmental Cost Recovery Mechanism (ECRM) for recovery of prudently incurred costs allocable to Washington customers beginning November 1, 2019.

The following table presents information regarding the total regulatory assets deferred as of December 31:

In thousands	2019	2018
Deferred costs and interest(1)	$36,673	$41,883
Accrued site liabilities(2)	135,662	128,369
Insurance proceeds and interest	(79,949)	(88,502)
Total regulatory asset deferral(1)	$92,386	$81,750
Current regulatory assets(3)	4,762	5,601
Long-term regulatory assets(3)	87,624	76,149

(1)
Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers. In Oregon, NW Natural earns a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. NW Natural also accrues a carrying charge on insurance proceeds for amounts owed to customers. In Washington, neither the cash paid nor insurance proceeds accrue a carrying charge.

(2)
Excludes 3.32% of the Front Street site liability, or $0.4 million in 2019 and $0.4 million in 2018, as the OPUC only allows recovery of 96.68% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers.

(3)
Amounts included in this estimate are still subject to a prudence review by the OPUC and WUTC, and earnings test review by the OPUC. Amounts do not include the $5.0 million tariff rider. See "Oregon SRRM" below.

Oregon SRRM
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

In addition to the collection amount noted above, an order issued by the OPUC provides for the annual collection of $5.0 million from Oregon customers through a tariff rider. As NW Natural collects amounts from customers, it recognizes these collections as revenue and separately amortizes an equal and offsetting amount of its deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expense section of the income statement.

NW Natural received total environmental insurance proceeds of approximately $150 million as a result of settlements from litigation that was dismissed in July 2014. Under a 2015 OPUC order which established the SRRM, one-third of the Oregon allocated proceeds were applied to costs deferred through 2012 with the remaining two-thirds applied to costs at a rate of $5.0 million per year plus interest over the following 20 years. NW Natural accrues interest on the Oregon allocated insurance proceeds in the customer’s favor at a rate equal to the five-year treasury rate plus 100 basis points. As of December 31, 2019, NW Natural has applied $78.2 million of insurance proceeds to prudently incurred remediation costs allocated to Oregon.

OREGON ENVIRONMENTAL EARNINGS TEST. To the extent NW Natural earns at or below its authorized Return on Equity (ROE), remediation expenses and interest in excess of the $5.0 million tariff rider and $5.0 million insurance proceeds are recoverable through the SRRM. To the extent NW Natural earns more than its authorized ROE in a year, it is required to cover environmental expenses and interest on expenses greater than the $10.0 million with those earnings that exceed its authorized ROE.

Washington ECRM
WASHINGTON DEFERRAL. On October 21, 2019 the WUTC issued an order (WUTC Order) establishing the ECRM which allows for recovery of past deferred and future prudently incurred environmental remediation costs allocable to Washington customers through application of insurance proceeds and collections from customers. Environmental remediation expenses relating to sites that previously served both Oregon and Washington customers are allocated between states with Washington customers receiving 3.32% percent of the costs and insurance proceeds.

As a result of the WUTC Order, in the fourth quarter of 2019 approximately $3.0 million of prudently incurred costs deferred from the initial deferral authorization in February 2011 through November 2018 were fully offset with insurance proceeds. In addition, approximately $1.5 million of disallowed deferred environmental remediation expenses incurred prior to the deferral authorization were charged to environmental remediation expense.

Insurance proceeds will be fully applied to costs incurred between December 2018 and June 2019 once deemed prudent in future rate proceedings. Remaining insurance proceeds will be amortized over a 10.5 year period ending December 31, 2029. On an annual basis, NW Natural will file for a prudence determination and a request to amortize costs to the extent that remediation expenses exceed the insurance amortization. After insurance proceeds are fully amortized, if in a particular year the request to collect deferred amounts exceeds one percent of Washington normalized revenues, then the excess will be collected over three years with interest.

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

OREGON STEEL MILLS SITE. In 2004, NW Natural was served with a third-party complaint by the Port of Portland (the Port) in a Multnomah County Circuit Court case, Oregon Steel Mills, Inc. v. The Port of Portland. The Port alleges that in the 1940s and 1950s petroleum wastes generated by NW Natural's predecessor, Portland Gas & Coke Company, and 10 other third-party defendants, were disposed of in a waste oil disposal facility operated by the United States or Shaver Transportation Company on property then owned by the Port and now owned by Evraz Oregon Steel Mills. The complaint seeks contribution for unspecified past remedial action costs incurred by the Port regarding the former waste oil disposal facility as well as a declaratory judgment allocating liability for future remedial action costs. No date has been set for trial. In August 2017, the case was stayed pending the outcome of the Portland Harbor allocation process or other mediation. Although the final outcome of this proceeding cannot be predicted with certainty, NW Natural and NW Holdings do not expect the ultimate disposition of this matter will have a material effect on NW Natural's or NW Holdings' financial condition, results of operations, or cash flows.

For additional information regarding other commitments and contingencies, see Note 17.

19. DISCONTINUED OPERATIONS

NW Holdings
On June 20, 2018, NWN Gas Storage, then a wholly-owned subsidiary of NW Natural, entered into a Purchase and Sale Agreement (the Agreement) that provides for the sale by NWN Gas Storage of all of the membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility. Pacific Gas and Electric Company (PG&E) owns the remaining 25% interest in the Gill Ranch Gas Storage Facility. The CPUC regulates Gill Ranch under a market-based rate model which allows for the price of storage services to be set by the marketplace. The CPUC also regulates the issuance of securities, system of accounts, and regulates intrastate storage services. The sale of Gill Ranch was approved by the CPUC in December 2019.

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

The following table presents the carrying amounts of the major components of Gill Ranch that are classified as discontinued operations assets and liabilities on the consolidated balance sheets:

	NW Holdings Discontinued Operations
In thousands	2019	2018
Assets:
Accounts receivable	$333	$390
Inventories	695	685
Other current assets	457	333
Property, plant, and equipment	13,291	11,621
Less: Accumulated depreciation	7	7
Operating lease right of use asset	118	—
Other non-current assets	247	247
Total discontinued operations assets - current assets(1)	$15,134	$13,269

Liabilities:
Accounts payable	$1,250	$873
Other current liabilities	848	307
Operating lease liabilities	116	—
Other non-current liabilities	11,495	11,779
Total discontinued operations liabilities - current liabilities(1)	$13,709	$12,959

(1)	The total assets and liabilities of Gill Ranch are classified as current as of December 31, 2018 because it was probable that the sale would be completed within one year.

The following table presents the operating results of Gill Ranch, which was historically reported within the gas storage segment, and is presented net of tax on NW Holdings' consolidated statements of comprehensive income:

	NW Holdings Discontinued Operations
In thousands, except per share data	2019	2018	2017
Revenues	$5,301	$3,579	$7,135
Expenses
Operations and maintenance	8,587	5,771	7,245
General taxes	219	479	1,373
Depreciation and amortization	423	430	4,525
Other expenses and interest	931	609	975
Impairment expense	—	—	192,478
Total expenses	10,160	7,289	206,596
Loss from discontinued operations before income tax	(4,859)	(3,710)	(199,461)
Income tax benefit(1)	(1,283)	(968)	(71,765)
Loss from discontinued operations, net of tax	$(3,576)	$(2,742)	$(127,696)

Loss from discontinued operations per share of common stock:
Basic	$(0.12)	$(0.10)	$(4.45)
Diluted	(0.12)	(0.09)	(4.44)

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

The following table presents the operating results prior to the holding company reorganization effective October 1, 2018 of NWN Energy, NWN Gas Storage, Gill Ranch, NNG Financial, NWN Water, and NW Holdings, which were historically reported within the gas storage segment and other, and is presented net of tax on NW Natural's consolidated statements of comprehensive income:

	NW Natural Discontinued Operations
In thousands, except per share data	2018	2017
Revenues	$3,016	$7,360
Expenses
Operations and maintenance	4,151	7,423
General taxes	448	1,410
Depreciation and amortization	420	4,555
Other expenses and interest	342	650
Impairment expense	—	192,478
Total expenses	5,361	206,516
Loss from discontinued operations before income tax	(2,345)	(199,156)
Income tax benefit(1)	(622)	(71,813)
Loss from discontinued operations, net of tax	$(1,723)	$(127,343)

(1)
2017 income tax benefit includes approximately $18 million of tax benefit from the enactment of the TCJA. The TCJA was enacted December 22, 2017 and resulted in the federal tax rate changing from 35% to 21%.

20. Subsequent Events

Suncadia Acquisition Completed
On January 31, 2020, NWN Water of Washington, a wholly-owned indirect subsidiary of NW Holdings, completed the acquisition of Suncadia Water, a privately-owned water utility, and Suncadia Environmental, a wastewater company (collectively referred to as Suncadia). The acquisition was made for preliminary cash consideration of $18.9 million, subject to closing adjustments. Suncadia is based in Cle Elum, Washington and serves approximately 2,800 connections. A $1.0 million letter of credit outstanding at NW Holdings as of December 31, 2019 for purposes of facilitating the acquisition was extinguished upon the close of the transaction.

The preliminary allocation of consideration to the acquired assets and assumed liabilities based on their fair value is not yet complete as valuation procedures are pending. We expect the purchase price to be primarily allocated to property, plant and equipment and goodwill. Acquisition costs were insignificant and were expensed as incurred.

See Note 2 and Note 15 for more information regarding business combinations.

NORTHWEST NATURAL HOLDING COMPANY
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	NW Holdings
	Quarter Ended(1)
In thousands, except per share data	March 31	June 30	September 30	December 31
2019
Operating revenues	$285,348	$123,433	$90,317	$247,274
Net income (loss) from continuing operations	43,418	2,051	(18,506)	38,348
Loss from discontinued operations, net of tax	(217)	(956)	(795)	(1,608)
Net income (loss)	$43,201	$1,095	$(19,301)	$36,740
Average common shares outstanding:
Basic	28,906	29,337	30,429	30,448
Diluted	28,970	29,394	30,429	30,521
Earnings (loss) from continuing operations per share of common stock:
Basic	$1.50	$0.07	$(0.61)	$1.26
Diluted	1.50	0.07	(0.61)	1.26
Loss from discontinued operations per share of common stock:
Basic	$(0.01)	$(0.03)	$(0.02)	$(0.05)
Diluted	(0.01)	(0.03)	(0.02)	(0.05)
Earnings (loss) per share of common stock:
Basic	$1.49	$0.04	$(0.63)	$1.21
Diluted	1.49	0.04	(0.63)	1.20

2018
Operating revenues	$263,635	$124,567	$91,239	$226,702
Net income (loss) from continuing operations	42,011	(339)	(11,144)	36,783
Loss from discontinued operations, net of tax	(474)	(659)	(650)	(959)
Net income (loss)	$41,537	$(998)	$(11,794)	$35,824
Average common shares outstanding:
Basic	28,753	28,791	28,815	28,851
Diluted	28,803	28,791	28,815	28,940
Earnings (loss) from continuing operations per share of common stock:
Basic	$1.46	$(0.01)	$(0.39)	$1.27
Diluted	1.46	(0.01)	(0.39)	1.27
Loss from discontinued operations per share of common stock:
Basic	$(0.02)	$(0.02)	$(0.02)	$(0.03)
Diluted	(0.02)	(0.02)	(0.02)	(0.03)
Earnings (loss) per share of common stock:
Basic	$1.44	$(0.03)	$(0.41)	$1.24
Diluted	1.44	(0.03)	(0.41)	1.24

(1)
Quarterly earnings (loss) per share are based upon the average number of common shares outstanding during each quarter. Variations in earnings between quarterly periods are due primarily to the seasonal nature of our business.

NORTHWEST NATURAL GAS COMPANY
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	NW Natural
	Quarter ended
In thousands	March 31	June 30	September 30	December 31
2019
Operating revenues	$284,846	$122,242	$87,592	$245,264
Net income (loss)	$43,895	$3,054	$(17,588)	$39,613

2018
Operating revenues	$263,635	$124,563	$91,227	$226,146
Net income (loss) from continuing operations	42,014	(271)	(11,275)	37,581
Loss from discontinued operations, net of tax	(477)	(727)	(519)	—
Net income (loss)	$41,537	$(998)	$(11,794)	$37,581

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NORTHWEST NATURAL HOLDING COMPANY

NORTHWEST NATURAL HOLDING COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)

In thousands	Year ended December 31, 2019	Inception through December 31, 2018

Operating expenses:
Operations and maintenance	$2,747	$838
Total operating expenses	2,747	838
Loss from operations	(2,747)	(838)
Earnings from investment in subsidiaries, net of tax	64,328	36,469
Other income (expense), net	(22)	36
Interest expense, net	726	53
Income before income taxes	60,833	35,614
Income tax expense (benefit)	(902)	(225)
Net income	$61,735	$35,839

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)

	As of December 31,
In thousands	2019	2018

Assets:
Current assets:
Cash and cash equivalents	$119	4,011
Receivables from affiliates	1,950	2,796
Income taxes receivable	256	6,000
Other current assets	4,600	3,078
Total current assets	6,925	15,885
Non-current assets:
Investments in subsidiaries	888,477	754,971
Other investments	24	65
Deferred tax assets	191	—
Other non-current assets	245	310
Total non-current assets	888,937	755,346
Total assets	$895,862	$771,231

Liabilities and equity:
Current liabilities:
Short-term debt	$24,000	$—
Accounts payable	612	168
Payables to affiliates	3,697	9,166
Taxes accrued	127	—
Interest accrued	—	32
Other current liabilities	37	—
Total current liabilities	28,473	9,366
Long-term debt	—	(1)
Deferred credits and other non-current liabilities:
Deferred tax liabilities	—	7
Total deferred credits and other non-current liabilities	—	7
Equity:
Common stock	840,364	739,722
Retained earnings	27,025	22,137
Total equity	867,389	761,859
Total liabilities and equity	$895,862	$771,231

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

In thousands	Year ended December 31, 2019	Inception through December 31, 2018

Operating activities:
Net income	$61,735	$35,839
Adjustments to reconcile net income to cash used in operations:
Equity in earnings of subsidiaries, net of tax	(64,328)	(36,469)
Deferred income taxes	(198)	7
Other	66	15
Changes in assets and liabilities:
Receivables, net	846	(585)
Income and other taxes	4,325	(9,034)
Accounts payable	(5,177)	9,304
Interest accrued	(32)	32
Other, net	(346)	(44)
Cash used in operating activities	(3,109)	(935)
Investing activities:
Contributions to subsidiaries	(157,591)	(1,804)
Cash used in investing activities	(157,591)	(1,804)
Financing activities:
Proceeds from stock options exercised	2,015	—
Proceeds from common stock issued	92,956	—
Change in short-term debt	24,000	—
Cash dividend payments received from subsidiaries	88,439	—
Cash dividend payments on common stock	(53,339)	(12,923)
Capital contributions	—	20,000
Other	2,737	(327)
Cash provided by financing activities	156,808	6,750
Increase (decrease) in cash and cash equivalents	(3,892)	4,011
Cash and cash equivalents, beginning of period	4,011	—
Cash and cash equivalents, end of period	$119	$4,011

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

Equity earnings of subsidiaries including earnings from NW Natural were $64.3 million and $35.6 million for the years ended December 31, 2019 and 2018.

Cash dividends paid to NW Holdings from wholly-owned subsidiaries were $88.4 million for the year ended December 31, 2019. No cash dividends were paid from subsidiaries to NW Holdings in 2018.

2. DEBT

For information concerning NW Holdings' debt obligations, see Note 9 to the consolidated financial statements included in Item 8 of this report.

NORTHWEST NATURAL HOLDING COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2019
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$977	$450	$—	$754	$673
2018
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$956	$680	$—	$659	$977
2017
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$1,290	$865	$—	$1,199	$956

NORTHWEST NATURAL GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2019
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$975	$450	$—	$753	$672
2018
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$956	$678	$—	$659	$975
2017
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$1,290	$865	$—	$1,199	$956

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

(b) Changes in Internal Control Over Financial Reporting

NW Holdings and NW Natural management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural.

The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 9(a).

ITEM 9B. OTHER INFORMATION

This disclosure is intended to satisfy any obligation of ours to provide disclosures pursuant to Item 5.02 of Form 8-K. As previously disclosed, NW Natural has executed a double-trigger severance agreement with each named executive officer (NEO) for changes of control of either NW Holdings or NW Natural (CIC Agreements). On February 27, 2020, the Boards of Directors of NW Holdings and NW Natural amended these agreements to remove a provision that reduces the level of benefits provided under the CIC Agreements beginning at age 62 and completely eliminates benefits when the NEOs reach age 65. The Form of CIC Agreement approved to be entered into with each NEO is attached hereto as Exhibit 10q.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The "Information Concerning Nominees and Continuing Directors" and "Corporate Governance" contained in NW Holdings' definitive Proxy Statement for the 2020 Annual Meeting of Shareholders is hereby incorporated by reference.

EXECUTIVE OFFICERS
Name	Age at Dec. 31, 2019	Positions held during last five years(1)
David H. Anderson*	58
Chief Executive Officer and President(2) (2016- ); Chief Operating Officer and President (2015-2016); Executive Vice President and Chief Operating Officer (2014-2015); Executive Vice President Operations and Regulation (2013-2014); Senior Vice President and Chief Financial Officer (2004-2013).

Frank H. Burkhartsmeyer*	55
Senior Vice President and Chief Financial Officer(2) (2017- ); President and Chief Executive Officer of Renewables, Avangrid Renewables (2015-2017); Senior Vice President of Finance, Iberdrola Renewables Holdings, Inc. (2012-2015).

James R. Downing	50
Vice President and Chief Information Officer (2017- ); Chief Information Officer, WorleyParsons (America's Division) (2016-2017); Executive Service Delivery Manager for SAP, British Petroleum (2011-2015).

Shawn M. Filippi*	47
Vice President, Chief Compliance Officer and Corporate Secretary(2) (2016- ); Vice President and Corporate Secretary (2015-2016); Senior Legal Counsel (2011-2014); Assistant Corporate Secretary (2010-2014).

Kimberly A. Heiting	50
Senior Vice President, Operations and Chief Marketing Officer (2018- ); Senior Vice President, Communications and Chief Marketing Officer (2018); Vice President, Communications and Chief Marketing Officer (2015-2018); Chief Marketing & Communications Officer (2013-2014); Chief Corporate Communications Officer (2011-2013).

Jon G. Huddleston	57	Vice President, Engineering and Utility Operations (2018- ); Senior Director, Utility Operations (2014-2018); Director, Utility Operations (2013-2014); Process Director (2007-2013).
Justin Palfreyman	41	Vice President, Strategy and Business Development (2017- );Vice President, Business Development (2016-2017); Director, Power, Energy and Infrastructure Group, Lazard, Freres & Co. (2009-2016).
Melinda B. Rogers	54
Vice President, Chief Human Resources and Diversity Officer (2018- ); Senior Director of Human Resources (2018); Senior Manager, Organizational Effectiveness and Talent Acquisition (2015-2017); Senior Associate, Point B (2014-2015); Director, Executive Development Center, Willamette University (2011-2015).

MardiLyn Saathoff*	63
Senior Vice President, Regulation and General Counsel(3) (2016- ); Senior Vice President and General Counsel (2014-2016); Vice President, Legal, Risk and Compliance (2013-2014); Deputy General Counsel (2010-2013); Chief Governance Officer and Corporate Secretary (2008-2014).

David A. Weber	60	Vice President, Gas Supply and Utility Support Services (2019- ); President and Chief Executive Officer, NW Natural Gas Storage, LLC and Gill Ranch Storage, LLC (2011- ).
Kathryn M. Williams	44
Vice President, Public Affairs (2019- ); Government and Community Affairs Director (2018-2019); State Affairs Manager, Port of Portland (2015-2018); Business and Rail Relations Manager, Port of Portland (2007-2015).

Brody J. Wilson*	40
Vice President, Chief Accounting Officer, Controller and Treasurer(2) (2017- ); Chief Financial Officer (Interim), Treasurer, Chief Accounting Officer and Controller (2016-2017); Chief Accounting Officer, Controller and Assistant Treasurer (2016); Controller (2013-2015); Acting Controller (2013); Accounting Director (2012-2013).

DIRECTOR (NORTHWEST NATURAL GAS COMPANY ONLY)**
Name	Age at Dec. 31, 2019	Positions held during last five years(1)
Steven E. Wynne**	67
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

* Executive Officer of Northwest Natural Holding Company and Northwest Natural Gas Company.
** Director of Northwest Natural Gas Company only. All other directors of Northwest Natural Gas Company are also directors of Northwest Natural Holding Company, and information regarding all directors concurrently serving on the Board of Directors of Northwest Natural Gas Company and Northwest Natural Holding Company will be incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders.

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

Each executive officer serves successive annual terms; present terms end at the 2020 annual meeting. There are no family relationships among our executive officers, directors or any person chosen to become one of our officers or directors. NW Holdings and NW Natural have adopted a Code of Ethics (Code) applicable to all employees, officers, and directors that is available on our website at www.nwnaturalholdings.com. We intend to disclose on our website at www.nwnaturalholdings.com any amendments to the Code or waivers of the Code for executive officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation", "Report of the Organization and Executive Compensation Committee", and "Compensation Committee Interlocks and Insider Participation" contained in NW Holdings' definitive Proxy Statement for the 2020 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of December 31, 2019 is reflected in Part III, Item 10, above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 24, 2020, NW Holdings owned 100% of the outstanding common stock of NW Natural.

The following table sets forth information regarding compensation plans under which equity securities of NW Holdings are authorized for issuance as of December 31, 2019 (see Note 8 to the Consolidated Financial Statements):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Long Term Incentive Plan (LTIP) (1)(2)	176,962	n/a	510,931
Restated Stock Option Plan	10,938	$45.67	—
Employee Stock Purchase Plan	20,992	58.95	185,568
Equity compensation plans not approved by security holders:
Executive Deferred Compensation Plan (EDCP)(3)	1,026	n/a	n/a
Directors Deferred Compensation Plan (DDCP)(3)	41,064	n/a	n/a
Deferred Compensation Plan for Directors and Executives (DCP)(4)	206,505	n/a	n/a
Total	457,487		696,499

(1)
Awards may be granted under the LTIP as Performance Share Awards, Restricted Stock Units, or stock options. Shares issued pursuant to Performance Share Awards and Restricted Stock Units under the LTIP do not include an exercise price, but are payable when the award criteria are satisfied. The number of shares shown in column (a) include 79,733 Restricted Stock Units and 97,229 Performance Share Awards, reflecting the number of shares to be issued as performance share awards under outstanding Performance Share Awards if target performance levels are achieved. If the maximum awards were paid pursuant to the Performance Share Awards outstanding at December 31, 2019, the number of shares shown in column (a) would increase by 97,229 shares, reflecting the maximum share award of 200% of target, and the number of shares shown in column (c) would decrease by the same amount of shares. No stock options or other types of award have been issued under the LTIP.

(2)
The number of shares shown in column (c) includes shares that are available for future issuance under the LTIP as Restricted Stock Units, Performance Share Awards, or stock options at December 31, 2019.

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

(4)
Effective January 1, 2005, the EDCP and DDCP were closed to new participants and replaced with the DCP. The DCP continues the basic provisions of the EDCP and DDCP under which deferred amounts are credited to either a “cash account” or a “stock account.” Stock accounts represent a right to receive shares of NW Holdings common stock on a deferred basis, and such accounts are credited with additional shares based on the deemed reinvestment of dividends. Effective January 1, 2007, cash accounts are credited quarterly with interest at a rate equal to Moody’s Average Corporate Bond Yield. Our obligation to pay deferred compensation in accordance with the terms of the DCP will generally become due on retirement, death, or other termination of service, and will be paid in a lump sum or in installments of five, 10, or 15 years as elected by the participant in accordance with the terms of the DCP. Amounts credited to stock accounts are payable solely in shares of common stock and cash for fractional shares, and amounts in the above table represent the aggregate number of shares credited to participants' stock accounts. We have contributed common stock to the trustee of the Supplemental Trust such that this trust holds approximately the number of common shares equal to the number of shares credited to all participants' stock accounts. The right of each participant in the DCP is that of a general, unsecured creditor of NW Natural.

The information captioned “Beneficial Ownership of Common Stock by Directors and Executive Officers” and "Security Ownership of Common Stock of Certain Beneficial Owners" contained in NW Holdings' definitive Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned "Transactions with Related Persons" and "Corporate Governance" in NW Holdings' definitive Proxy Statement for the 2020 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

NW Holdings
The information captioned "2019 and 2018 Audit Firm Fees" in NW Holdings’ definitive Proxy Statement for the 2020 Annual Meeting of Shareholders is hereby incorporated by reference.

NW Natural
The following table shows the fees and expenses of NW Natural, paid or accrued for the integrated audits of the consolidated financial statements and other services provided by NW Natural's independent registered public accounting firm, PricewaterhouseCoopers LLP, for fiscal years 2019 and 2018:

In thousands	2019	2018
Audit Fees	$1,222	$1,379
Audit-Related Fees	31	30
Tax Fees	22	34
All Other Fees	3	4
Total	$1,278	$1,447

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

ALL OTHER FEES. This category relates to services other than those described above. The amount reflects payments for accounting research tools in each of 2019 and 2018, and educational seminars in 2018.

PRE-APPROVAL POLICY FOR AUDIT AND NON-AUDIT SERVICES. The Audit Committee of NW Natural approved or ratified 100 percent of 2019 and 2018 services for audit, audit-related, tax services and all other fees, including audit services relating to compliance with Section 404 of the Sarbanes-Oxley Act. The chair of the Audit Committee of NW Natural is authorized to pre-approve non-audit services between meetings of the Audit Committee and must report such approvals at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	A list of all Financial Statements and Supplemental Schedules is incorporated by reference to Item 8.

2.	List of Exhibits filed:

Reference is made to the Exhibit Index commencing on page 146.

ITEM 16. FORM 10-K SUMMARY

None.

NORTHWEST NATURAL HOLDING COMPANY
NORTHWEST NATURAL GAS COMPANY
 Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

Exhibit Number                                                        Document

*3a.	Amended and Restated Articles of Incorporation of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*3b.	Amended and Restated Articles of Incorporation of Northwest Natural Gas Company (incorporated by reference to Exhibit 3.3 to the Form 8-K dated October 1, 2018, File No. 1-15973).

*3c.	Amended and Restated Bylaws of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated May 30, 2019, File No. 1-38681).

*3d.	Amended and Restated Bylaws of Northwest Natural Gas Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed May 30, 2019, File No. 1-15973).

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

*4i.
Credit Agreement, dated as of June 27, 2019, among NW Natural Water Company, LLC, Northwest Natural Holding Company, the lenders party thereto, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended June 30, 2019, File No. 1-38681).

4j.	Description of securities registered under Section 12 of the Exchange Act of 1934.

*10
Purchase and Sale Agreement dated June 20, 2018, between NW Natural Gas Storage LLC and SENSA Holdings LLC (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2018, File No. 1-15973).

*10.1
Letter agreement, dated December 10, 2019, between NW Natural Gas Storage, LLC and SENSA Holdings LLC, amending the Purchase and Sale Agreement, dated June 20, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 13, 2019, File No. 1-38681).

*10.2
Letter agreement, dated February 26, 2020, between NW Natural Gas Storage LLC and SENSA Holdings LLC, amending the Purchase and Sale Agreement, dated June 28, 2018, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 2, 2020, File No. 1-38681).

21.	Subsidiaries of Northwest Natural Holding Company.

23a.	Consent of PricewaterhouseCoopers LLP - NW Holdings.

23b.	Consent of PricewaterhouseCoopers LLP - NW Natural.

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.

104.	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.

Executive Compensation Plans and Arrangements:

*10a.	Executive Supplemental Retirement Income Plan, 2018 Restatement (incorporated herein by reference to Exhibit 10.6 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*10b.
Supplemental Executive Retirement Plan of Northwest Natural Gas Company, 2018 Restatement, as amended July 25, 2019 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2019, File No. 1-15973).

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

*10k.
Form of Indemnity Agreement as entered into between Northwest Natural Gas Company and each director and certain executive officers (incorporated by reference to Exhibit 10l. to Form 10-K for 2018, File No. 1-38681).

*10l.
Form of Indemnity Agreement as entered into between Northwest Natural Holding Company and each director and certain executive officers (incorporated by reference to Exhibit 10m. to Form 10-K for 2018, File No. 1-38681).

*10m.	Non-Employee Directors Stock Compensation Plan, as amended effective December 15, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 16, 2005, File No. 1-15973).

*10n.	Executive Annual Incentive Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10q. to Form 10-K for 2018, File No. 1-15973).

10o.	Executive Annual Incentive Plan, effective January 1, 2020.

*10p.
Form of Change in Control Severance Agreement between Northwest Natural Gas Company and each executive officer, as amended and restated as of October 1, 2018 (incorporated by reference to Exhibit 10.2 to the Form 8-K dated October 1, 2018, File No. 1-38681).

10q.	Form of Change in Control Severance Agreement between Northwest Natural Gas Company and each executive officer, as amended and restated as of March 1, 2020.

*10r.	Northwest Natural Gas Company Long Term Incentive Plan, as amended and restated effective May 24, 2012 (incorporated by reference to Exhibit 10r to Form 10-K for 2012, File No. 1-15973).

*10s.	Northwest Natural Gas Company Long Term Incentive Plan, as amended and restated effective May 25, 2017 (incorporated by reference to Exhibit 10s to Form 10-K for 2017, File No. 1-15973).

*10t.
Northwest Natural Holding Company Long Term Incentive Plan, as amended and restated as of October 1, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*10u.	Form of Long Term Incentive Award Agreement under Long Term Incentive Plan (2017-2019) (incorporated by reference to Exhibit 10x. to Form 10-K for 2016, File No. 1-15973).

*10v.	Form of Performances Share Long Term Incentive Agreement under Long Term Incentive Plan (2018-2020) (incorporated by reference to Exhibit 10y. to Form 10-K for 2017, File No. 1-15973).

*10w.	Form of Long Term Incentive Award Agreement under Long Term Incentive Plan (2019-2021) (incorporated by reference to Exhibit 10z. to Form 10-K for 2018, File No. 1-38681).

10x.	Form of Long Term Incentive Award Agreement under Long Term Incentive Plan (2020-2022).

*10y.
Form of Consent dated December 14, 2006 entered into by each executive officer with respect to amendments to the Executive Supplemental Retirement Income Plan, the Supplemental Executive Retirement Plan and certain change in control severance agreements (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 19, 2006, File No. 1-15973).

*10z.
Consent to Amendment of Deferred Compensation Plan for Directors and Executives, dated February 28, 2008 entered into by each executive officer (incorporated by reference to Exhibit 10bb to Form 10-K for 2007, File No. 1-15973).

10aa.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2020).

*10bb.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2019) (incorporated by reference to Exhibit 10cc. to Form 10-K for 2018, File No. 1-38681).

*10cc.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2018) (incorporated by reference to Exhibit 10bb. to Form 10-K for 2017, File No. 1-15973).

*10dd.
Corrected Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2017) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017, File No. 1-15973).

*10ee.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2016) (incorporated by reference to Exhibit 10bb. to Form 10-K for 2015, File No. 1-15973).

*10ff.	Severance Agreement between Northwest Natural Gas Company and an executive officer, dated August 1, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 29, 2016, File No. 1-15973).

*10gg.
Form of Restricted Stock Unit Award Agreement between Northwest Natural Gas Company and an executive officer dated as of July 27, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016, File No. 1-15973).

*10hh.
Form of Severance Agreement between Northwest Natural Gas Company and an executive officer, dated May 17, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 24, 2017, File No. 1-15973).

*10ii.
Form of Special Restricted Stock Unit Agreement between Northwest Natural Gas Company and an executive officer, dated May 17, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 24, 2017, File No. 1-15973).

*10jj.
Form of Special Retention Restricted Stock Unit Agreement between Northwest Natural Gas Company and an executive officer, dated September 30, 2016 (incorporated by reference to Exhibit 10qq. to Form 10-K for 2017, File No. 1-15973).

*10kk.	Cash Retention Agreement between Northwest Natural Gas Company and an executive officer, dated as of March 1, 2018 (incorporated by reference to Exhibit 10ss. to Form 10-K for 2017, File No. 1-15973).

10ll.	Annual Incentive Plan for NW Natural Gas Storage, LLC, as amended effective January 1, 2020.

*10mm.	Long Term Incentive Plan for NW Natural Gas Storage, LLC, as amended effective January 1, 2016 (incorporated by reference to Exhibit 10pp. to Form 10-K for 2016, File No. 1-15973).

*Incorporated by reference as indicated
**Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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
Date: March 2, 2020

NORTHWEST NATURAL GAS COMPANY

By: /s/ David H. Anderson
David H. Anderson
President and Chief Executive Officer
Date: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signatures of each of the undersigned shall be deemed to relate only to matters having reference to the below named company and its subsidiaries.
NORTHWEST NATURAL HOLDING COMPANY

Signature	Title	Date

/s/ David H. Anderson	Principal Executive Officer and Director	March 2, 2020
David H. Anderson President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer	Principal Financial Officer	March 2, 2020
Frank H. Burkhartsmeyer Senior Vice President and Chief Financial Officer

/s/ Brody J. Wilson	Principal Accounting Officer	March 2, 2020
Brody J. Wilson Vice President, Treasurer, Chief Accounting Officer and Controller

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ Martha L. Byorum	Director	)
Martha L. Byorum		)
)
/s/ John D. Carter	Director	)
John D. Carter		)
)
/s/ Mark S. Dodson	Director	)
Mark S. Dodson		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ C. Scott Gibson	Director	March 2, 2020
C. Scott Gibson		)
)
/s/ Tod R. Hamachek	Director	)
Tod R. Hamachek		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)

NORTHWEST NATURAL GAS COMPANY

Signature	Title	Date

/s/ David H. Anderson	Principal Executive Officer and Director	March 2, 2020
David H. Anderson President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer	Principal Financial Officer	March 2, 2020
Frank H. Burkhartsmeyer Senior Vice President and Chief Financial Officer

/s/ Brody J. Wilson	Principal Accounting Officer	March 2, 2020
Brody J. Wilson Vice President, Treasurer, Chief Accounting Officer and Controller

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ Martha L. Byorum	Director	)
Martha L. Byorum		)
)
/s/ John D. Carter	Director	)
John D. Carter		)
)
/s/ Mark S. Dodson	Director	)
Mark S. Dodson		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ C. Scott Gibson	Director	)
C. Scott Gibson		)
)
/s/ Tod R. Hamachek	Director	March 2, 2020
Tod R. Hamachek		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)
)
/s/ Steven E. Wynne	Director	)
Steven E. Wynne		)