Form 10-Q
period 2020-03-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2020-05-08
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to____________

Commission file number		1-38681			Commission file number		1-15973

NORTHWEST NATURAL HOLDING COMPANY					NORTHWEST NATURAL GAS COMPANY
(Exact name of registrant as specified in its charter)					(Exact name of registrant as specified in its charter)
Oregon	82-4710680				Oregon	93-0256722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)				(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 SW Taylor Street					250 SW Taylor Street
Portland	Oregon	97204			Portland	Oregon	97204
(Address of principal executive offices)	(Zip Code)				(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number:	(503)	226-4211			Registrant’s telephone number:	(503)	226-4211

Securities registered pursuant to Section 12(b) of the Act:
Registrant		Title of each class			Trading Symbol	Name of each exchange on which registered
NORTHWEST NATURAL HOLDING COMPANY		Common Stock			NWN	New York Stock Exchange
NORTHWEST NATURAL GAS COMPANY		None

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

At April 28, 2020, 30,528,958 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.

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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to the safe harbors created by such Act. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, projections and predictions;

•	objectives, goals or strategies;

•	assumptions, generalizations and estimates;

•	ongoing continuation of past practices or patterns;

•	future events or performance;

•	trends;

•	risks;

•	uncertainties;

•	timing and cyclicality;

•	economic conditions;

•	earnings and dividends;

•	capital expenditures and allocation;

•	capital markets or loss of capital;

•	capital or organizational structure;

•	climate change and our role in a low-carbon, renewable-energy future;

•	growth;

•	customer rates;

•	illness or quarantine;

•	labor relations and workforce succession;

•	commodity costs;

•	desirability and cost competitiveness of natural gas;

•	gas reserves;

•	operational performance and costs;

•	energy policy, infrastructure and preferences;

•	public policy approach and involvement;

•	efficacy of derivatives and hedges;

•	liquidity, financial positions, and planned securities issuances;

•	valuations;

•	project and program development, expansion, or investment;

•	business development efforts, including acquisitions and integration thereof;

•	implementation and execution of our water strategy;

•	pipeline capacity, demand, location, and reliability;

•	adequacy of property rights and operations center development;

•	technology implementation and cybersecurity practices;

•	competition;

•	procurement and development of gas (including renewable natural gas) and water supplies;

•	estimated expenditures, supply chain and third party availability and impairment;

•	costs of compliance;

•	customers bypassing our infrastructure;

•	credit exposures;

•	uncollectible account amounts;

•	rate or regulatory outcomes, recovery or refunds; and availability of public utility commissions to take action;

•	impacts or changes of executive orders, laws, rules and regulations;

•	tax liabilities or refunds, including effects of tax reform;

•	levels and pricing of gas storage contracts and gas storage markets;

•	outcomes, timing and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations, expectations and treatment with respect to retirement plans;

•	effects of projections related to, and our ability to mitigate the effects of the novel coronavirus (COVID-19) and the economic conditions resulting therefrom;

•	availability, adequacy, and shift in mix, of gas and water supplies;

•	effects of new or anticipated changes in critical accounting policies or estimates;

•	approval and adequacy of regulatory deferrals;

•	effects and efficacy of regulatory mechanisms; and

•	environmental, regulatory, litigation and insurance costs and recoveries, and timing thereof.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in NW Holdings' and NW Natural's 2019 Annual Report on Form 10-K, Part I, Item 1A “Risk Factors” and Part II, Item 7 and Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” and in Part I, Items 2 and 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, respectively of Part II of this report.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2020	2019

Operating revenues	$285,151	$285,348

Operating expenses:
Cost of gas	108,538	105,457
Operations and maintenance	48,921	51,482
Environmental remediation	4,005	8,947
General taxes	9,895	9,027
Revenue taxes	11,743	11,926
Depreciation and amortization	24,675	21,572
Other operating expenses	928	892
Total operating expenses	208,705	209,303
Income from operations	76,446	76,045
Other income (expense), net	(3,575)	(13,747)
Interest expense, net	10,468	10,205
Income before income taxes	62,403	52,093
Income tax expense	14,127	8,675
Net income from continuing operations	48,276	43,418
Loss from discontinued operations, net of tax	(778)	(217)
Net income	47,498	43,201
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $58 and $41 for the three months ended March 31, 2020 and 2019, respectively	160	115
Comprehensive income	$47,658	$43,316
Average common shares outstanding:
Basic	30,491	28,906
Diluted	30,535	28,970
Earnings from continuing operations per share of common stock:
Basic	$1.58	$1.50
Diluted	1.58	1.50
Loss from discontinued operations per share of common stock:
Basic	$(0.02)	$(0.01)
Diluted	(0.02)	(0.01)
Earnings per share of common stock:
Basic	$1.56	$1.49
Diluted	1.56	1.49

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2020	2019	2019

Assets:
Current assets:
Cash and cash equivalents	$471,079	$12,817	$9,648
Accounts receivable	78,083	93,617	67,137
Accrued unbilled revenue	41,871	36,147	56,192
Allowance for uncollectible accounts	(1,335)	(1,301)	(673)
Regulatory assets	37,815	46,317	41,929
Derivative instruments	2,257	7,890	6,802
Inventories	34,390	19,540	43,985
Gas reserves	14,351	16,157	15,278
Income taxes receivable	—	6,000	256
Other current assets	26,460	20,293	38,004
Discontinued operations current assets (Note 17)	15,296	14,632	15,134
Total current assets	720,267	272,109	293,692
Non-current assets:
Property, plant, and equipment	3,551,065	3,439,460	3,476,746
Less: Accumulated depreciation	1,050,850	1,005,117	1,037,847
Total property, plant, and equipment, net	2,500,215	2,434,343	2,438,899
Gas reserves	45,234	61,907	48,394
Regulatory assets	328,024	327,194	343,146
Derivative instruments	2,451	541	3,337
Other investments	61,928	63,829	63,333
Operating lease right of use asset	79,522	6,163	2,950
Assets under sales-type leases	146,937	990	146,310
Goodwill	69,220	8,954	49,929
Other non-current assets	47,729	15,087	38,464
Total non-current assets	3,281,260	2,919,008	3,134,762
Total assets	$4,001,527	$3,191,117	$3,428,454

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands, including share information	2020	2019	2019

Liabilities and equity:
Current liabilities:
Short-term debt	$550,000	$176,391	$149,100
Current maturities of long-term debt	202	104,158	75,109
Accounts payable	86,766	103,207	113,370
Taxes accrued	23,837	11,004	11,971
Interest accrued	9,396	9,233	7,451
Regulatory liabilities	47,137	46,770	44,657
Derivative instruments	5,036	2,845	2,000
Operating lease liabilities	1,071	4,656	2,101
Other current liabilities	62,624	54,543	62,705
Discontinued operations current liabilities (Note 17)	12,801	13,282	13,709
Total current liabilities	798,870	526,089	482,173
Long-term debt	953,962	632,484	805,955
Deferred credits and other non-current liabilities:
Deferred tax liabilities	300,168	293,662	295,643
Regulatory liabilities	623,219	600,698	625,717
Pension and other postretirement benefit liabilities	224,490	220,732	228,129
Derivative instruments	939	1,161	609
Operating lease liabilities	79,105	1,495	841
Other non-current liabilities	119,033	120,569	123,388
Total deferred credits and other non-current liabilities	1,346,954	1,238,317	1,274,327
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 30,528, 28,962, and 30,472 at March 31, 2020 and 2019, and December 31, 2019, respectively	561,264	459,932	558,282
Retained earnings	351,050	342,734	318,450
Accumulated other comprehensive loss	(10,573)	(8,439)	(10,733)
Total equity	901,741	794,227	865,999
Total liabilities and equity	$4,001,527	$3,191,117	$3,428,454

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended March 31,
	2020	2019
Total shareholders' equity, beginning balances	$865,999	$762,634

Common stock:
Beginning balances	558,282	457,640
Stock-based compensation	3,378	1,245
Shares issued pursuant to equity-based plans, net of shares withheld for taxes	(390)	1,047
Trailing costs associated 2019 stock issuance	(6)	—
Ending balances	561,264	459,932

Retained earnings:
Beginning balances	318,450	312,182
Net income	47,498	43,201
Dividends on common stock	(14,898)	(14,015)
Reclassification of tax effects from the TCJA	—	1,366
Ending balances	351,050	342,734

Accumulated other comprehensive income (loss):
Beginning balances	(10,733)	(7,188)
Other comprehensive income	160	115
Reclassification of tax effects from the TCJA	—	(1,366)
Ending balances	(10,573)	(8,439)

Total shareholders' equity, ending balances	$901,741	$794,227

Dividends per share of common stock	$0.4775	$0.4750

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2020	2019

Operating activities:
Net income	$47,498	$43,201
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	24,675	21,572
Regulatory amortization of gas reserves	4,087	4,780
Deferred income taxes	(3,422)	6,306
Qualified defined benefit pension plan expense	4,446	3,499
Contributions to qualified defined benefit pension plans	(3,160)	(1,490)
Deferred environmental expenditures, net	(3,981)	(3,685)
Amortization of environmental remediation	4,005	8,947
Regulatory revenue recovery deferral from the TCJA	—	450
Regulatory disallowance of pension costs	—	10,500
Other	6,499	3,171
Changes in assets and liabilities:
Receivables, net	4,845	(4,891)
Inventories	9,571	21,108
Income and other taxes	21,911	7,406
Accounts payable	(23,430)	(14,883)
Interest accrued	1,945	1,927
Deferred gas costs	8,239	(19,182)
Decoupling mechanism	6,137	7,903
Other, net	(6,626)	8,894
Discontinued operations	(376)	(739)
Cash provided by operating activities	102,863	104,794
Investing activities:
Capital expenditures	(57,446)	(48,764)
Acquisitions, net of cash acquired	(37,883)	—
Leasehold improvement expenditures	(6,325)	(940)
Other	919	(1,051)
Discontinued operations	(694)	(301)
Cash used in investing activities	(101,429)	(51,056)
Financing activities:
Proceeds from stock options exercised	68	1,546
Long-term debt issued	150,000	—
Long-term debt retired	(75,000)	—
Proceeds from term loan due within one year	150,000	—
Change in short-term debt	250,900	(41,229)
Cash dividend payments on common stock	(13,834)	(12,935)
Other	(2,137)	(936)
Cash provided by (used in) financing activities	459,997	(53,554)
Increase in cash and cash equivalents	461,431	184
Cash and cash equivalents, beginning of period	9,648	12,633
Cash and cash equivalents, end of period	$471,079	$12,817

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$8,368	$7,976
Income taxes paid (refunded), net	(256)	(90)
See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands	2020	2019

Operating revenues	$282,529	$284,846

Operating expenses:
Cost of gas	108,595	105,513
Operations and maintenance	46,256	50,434
Environmental remediation	4,005	8,947
General taxes	9,799	8,988
Revenue taxes	11,743	11,926
Depreciation and amortization	24,190	21,504
Other operating expenses	920	890
Total operating expenses	205,508	208,202
Income from operations	77,021	76,644
Other income (expense), net	(3,563)	(13,768)
Interest expense, net	9,861	10,133
Income before income taxes	63,597	52,743
Income tax expense	14,418	8,848
Net income	49,179	43,895
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $58 and $41 for the three months ended March 31, 2020 and 2019, respectively	160	115
Comprehensive income	$49,339	$44,010

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2020	2019	2019

Assets:
Current assets:
Cash and cash equivalents	$432,255	$6,833	$5,919
Accounts receivable	77,340	93,502	66,823
Accrued unbilled revenue	41,809	36,085	56,139
Receivables from affiliates	2,718	4,247	787
Allowance for uncollectible accounts	(1,334)	(1,300)	(672)
Regulatory assets	37,815	46,317	41,929
Derivative instruments	2,257	7,890	6,802
Inventories	34,279	19,528	43,896
Gas reserves	14,351	16,157	15,278
Other current assets	26,290	19,474	33,258
Total current assets	667,780	248,733	270,159
Non-current assets:
Property, plant, and equipment	3,509,049	3,435,304	3,456,075
Less: Accumulated depreciation	1,049,135	1,004,812	1,036,593
Total property, plant, and equipment, net	2,459,914	2,430,492	2,419,482
Gas reserves	45,234	61,907	48,394
Regulatory assets	328,024	327,194	343,146
Derivative instruments	2,451	541	3,337
Other investments	48,450	50,212	49,837
Operating lease right of use asset	79,383	5,903	2,760
Assets under sales-type leases	146,937	990	146,310
Other non-current assets	47,223	14,656	38,062
Total non-current assets	3,157,616	2,891,895	3,051,328
Total assets	$3,825,396	$3,140,628	$3,321,487

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2020	2019	2019

Liabilities and equity:
Current liabilities:
Short-term debt	$450,000	$176,300	$125,100
Current maturities of long-term debt	—	104,084	74,907
Accounts payable	85,604	102,232	111,641
Payables to affiliates	21,353	1,385	1,546
Taxes accrued	11,621	10,869	11,717
Interest accrued	9,368	9,225	7,441
Regulatory liabilities	47,137	46,770	44,657
Derivative instruments	5,036	2,845	2,000
Operating lease liabilities	984	4,477	1,979
Other current liabilities	61,218	53,155	61,438
Total current liabilities	692,321	511,342	442,426
Long-term debt	917,146	630,370	769,081
Deferred credits and other non-current liabilities:
Deferred tax liabilities	312,436	307,704	309,297
Regulatory liabilities	622,375	600,698	625,717
Pension and other postretirement benefit liabilities	224,490	220,732	228,129
Derivative instruments	939	1,161	609
Operating lease liabilities	79,052	1,413	772
Other non-current liabilities	118,898	120,465	123,260
Total deferred credits and other non-current liabilities	1,358,190	1,252,173	1,287,784
Commitments and contingencies (Note 16)
Equity:
Common stock	319,557	226,452	319,557
Retained earnings	548,755	528,730	513,372
Accumulated other comprehensive loss	(10,573)	(8,439)	(10,733)
Total equity	857,739	746,743	822,196
Total liabilities and equity	$3,825,396	$3,140,628	$3,321,487

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended March 31,
	2020	2019
Total shareholder's equity, beginning balances	$822,196	$715,668

Common stock	319,557	226,452

Retained earnings:
Beginning balances	513,372	496,404
Net income	49,179	43,895
Dividends on common stock	(13,796)	(12,935)
Reclassification of tax effects from the TCJA	—	1,366
Ending balances	548,755	528,730

Accumulated other comprehensive income (loss):
Beginning balances	(10,733)	(7,188)
Other comprehensive income	160	115
Reclassification of tax effects from the TCJA	—	(1,366)
Ending balances	(10,573)	(8,439)

Total shareholder's equity, ending balances	$857,739	$746,743

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2020	2019

Operating activities:
Net income	$49,179	$43,895
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	24,190	21,504
Regulatory amortization of gas reserves	4,087	4,780
Deferred income taxes	(3,897)	6,072
Qualified defined benefit pension plan expense	4,446	3,499
Contributions to qualified defined benefit pension plans	(3,160)	(1,490)
Deferred environmental expenditures, net	(3,981)	(3,685)
Amortization of environmental remediation	4,005	8,947
Regulatory revenue deferral from the TCJA	—	450
Regulatory disallowance of pension costs	—	10,500
Other	6,061	3,117
Changes in assets and liabilities:
Receivables, net	2,798	(4,995)
Inventories	9,593	21,097
Income and other taxes	21,748	5,037
Accounts payable	(22,717)	(15,337)
Interest accrued	1,927	1,952
Deferred gas costs	8,239	(19,182)
Decoupling mechanism	6,137	7,903
Other, net	(4,593)	10,639
Cash provided by operating activities	104,062	104,703
Investing activities:
Capital expenditures	(56,234)	(48,658)
Leasehold improvement expenditures	(6,325)	(940)
Other	919	(1,051)
Cash used in investing activities	(61,640)	(50,649)
Financing activities:
Long-term debt issued	150,000	—
Long-term debt retired	(75,000)	—
Proceeds from term loan due within one year	150,000	—
Change in short-term debt	174,900	(41,200)
Cash dividend payments on common stock	(13,796)	(12,935)
Other	(2,190)	(1,033)
Cash provided by (used in) financing activities	383,914	(55,168)
Increase (decrease) in cash and cash equivalents	426,336	(1,114)
Cash and cash equivalents, beginning of period	5,919	7,947
Cash and cash equivalents, end of period	$432,255	$6,833

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$7,795	$7,889
Income taxes paid (refunded), net	950	(90)
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

NW Holdings' direct and indirect wholly-owned subsidiaries as of the filing date of this report include:

•	Northwest Natural Gas Company (NW Natural);

•	Northwest Energy Corporation (Energy Corp);

•	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NW Natural Energy, LLC (NWN Energy);

•	NW Natural Gas Storage, LLC (NWN Gas Storage);

▪	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	NNG Financial Corporation (NNG Financial);

•	KB Pipeline Company (KB);

•	NW Natural Water Company, LLC (NWN Water);

▪	Falls Water Co., Inc. (Falls Water);

▪	Salmon Valley Water Company;

▪	NW Natural Water of Oregon, LLC (NWN Water of Oregon);

•	Sunstone Water, LLC;

•	Sunstone Infrastructure, LLC;

•	Sunriver Water, LLC (Sunriver Water);

•	Sunriver Environmental, LLC (Sunriver Environmental);

▪	NW Natural Water of Washington, LLC (NWN Water of Washington);

•	Cascadia Infrastructure, LLC;

•	Cascadia Water, LLC (Cascadia);

•	Suncadia Water Company, LLC (Suncadia Water);

•	Suncadia Environmental Company, LLC (Suncadia Environmental);

▪	NW Natural Water of Idaho, LLC (NWN Water of Idaho);

•	Gem State Water Company, LLC (Gem State);

•	Gem State Infrastructure, LLC; and

▪	NW Natural Water of Texas, LLC (NWN Water of Texas);

•	Blue Topaz Water, LLC;

•	Blue Topaz Infrastructure, LLC; and

•	T&W Water Service Company.

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

Information presented in these interim consolidated financial statements is unaudited, but includes all material adjustments management considers necessary for a fair statement of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in NW Holdings' and NW Natural's combined 2019 Annual Report on Form 10-K (2019 Form 10-K). A significant part of NW Holdings' and NW Natural's business is of a seasonal nature; therefore, NW Holdings and NW Natural results of operations for interim periods are not necessarily indicative of full year results. Seasonality affects the comparability of the results of other operations across quarters but not across years.

During the second quarter of 2018, we moved forward with our long-term strategic plans, which include a shift away from the California gas storage business. In June 2018, NWN Gas Storage, a wholly-owned subsidiary of NW Natural at the time and now a wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in its wholly-owned subsidiary, Gill Ranch, subject to various regulatory approvals and closing conditions. We have concluded that the pending sale of Gill Ranch qualifies as assets and liabilities held for sale and discontinued operations. As such, the results of Gill Ranch have been presented as a discontinued operation for NW Holdings for all periods presented on the consolidated statements of comprehensive income and cash flows, and the assets and liabilities associated with Gill Ranch have been classified as discontinued operations assets and liabilities on the NW Holdings consolidated balance sheet. See Note 17 for additional information.

Notes to the consolidated financial statements reflect the activity of continuing operations for both NW Holdings and NW Natural for all periods presented, unless otherwise noted.
2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2019 Form 10-K. There were no material changes to those accounting policies during the three months ended March 31, 2020 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

Industry Regulation
In applying regulatory accounting principles, NW Holdings and NW Natural capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the Oregon Public Utilities Commission (OPUC), Washington Utilities and Transportation Commission (WUTC), Idaho Public Utilities Commission (IPUC) or Public Utility Commission of Texas (PUCT), which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a return or a carrying charge in certain cases.
Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	March 31,		December 31,
In thousands	2020	2019	2019
NW Natural:
Current:
Unrealized loss on derivatives(1)	$4,845	$2,845	$2,000
Gas costs	10,898	17,927	20,140
Environmental costs(2)	4,459	5,090	4,762
Decoupling(3)	610	3,937	1,969
Pension balancing(4)	6,794	4,955	5,939
Income taxes	3,576	2,209	2,209
Other(5)	6,633	9,354	4,910
Total current	$37,815	$46,317	$41,929
Non-current:
Unrealized loss on derivatives(1)	$939	$1,161	$609
Pension balancing(4)	46,031	50,408	48,251
Income taxes	16,354	17,758	17,173
Pension and other postretirement benefit liabilities	168,676	171,565	173,262
Environmental costs(2)	82,491	66,612	87,624
Gas costs	350	8,919	2,866
Decoupling(3)	—	250	—
Other(5)	13,183	10,521	13,361
Total non-current	$328,024	$327,194	$343,146

	Regulatory Liabilities
	March 31,		December 31,
In thousands	2020	2019	2019
NW Natural:
Current:
Gas costs	$4,046	$11,126	$1,223
Unrealized gain on derivatives(1)	2,257	7,284	6,622
Decoupling(3)	11,203	2,055	4,831
Income taxes	7,522	7,763	8,435
Other(5)	22,109	18,542	23,546
Total current	$47,137	$46,770	$44,657
Non-current:
Gas costs	$1,328	$1,421	$2,013
Unrealized gain on derivatives(1)	2,451	541	3,337
Decoupling(3)	4,784	614	6,378
Income taxes(6)	192,644	202,692	198,219
Accrued asset removal costs(7)	408,212	384,702	401,893
Other(5)	12,956	10,728	13,877
Total non-current - NW Natural	$622,375	$600,698	$625,717
Other (NW Holdings)	844	—	—
Total non-current - NW Holdings	$623,219	$600,698	$625,717

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

We believe all costs incurred and deferred at March 31, 2020 are prudent. All regulatory assets and liabilities are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

We have applied for regulatory deferrals in the states in which we operate to recover the novel coronavirus (COVID-19) related costs such as incremental bad debt expense, forgone revenues related to late fees and reconnection fees, and other costs that may arise related to the COVID-19 pandemic. As of March 31, 2020, we identified $0.7 million in incremental costs and lost revenue, of which approximately $0.4 million is related to increased bad debt expense. However, until the deferral is probable of recovery, any incremental expenses will be recognized in the results of operations.

New Accounting Standards
We consider the applicability and impact of all accounting standards updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on NW Holdings' or NW Natural's consolidated financial position or results of operations.

Recently Adopted Accounting Pronouncements
CREDIT LOSSES. On June 16, 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which applies to financial assets subject to credit losses and measured at amortized cost. The new standard requires financial assets measured at amortized cost to be presented at the net amount expected to be collected and the allowance for credit losses is to be recorded as a valuation account that is deducted from the amortized cost basis. The amendments in this update were effective beginning January 1, 2020 and were applied with modified retrospective methodology. The adoption of this ASU did not materially affect the financial statements and disclosures of NW Holdings or NW Natural.

The majority of NW Holdings' and NW Natural's financial assets are either short-term in nature, such as trade receivables, or relate to leased gas facilities under approved rate schedules.

Allowance for trade receivables. Accounts receivable consist primarily of amounts due for natural gas sales and transportation services to NGD customers and amounts due for gas storage services. The payment term of these receivables is generally 15 days. NW Holdings and NW Natural establish allowances for uncollectible accounts (allowance) for trade receivables, including accrued unbilled revenue, based on customer types that share similar risk characteristics: residential, commercial, and industrial. For these short-term receivables, it is not expected that forecasted economic conditions would significantly affect the loss estimates under stable economic conditions. For extreme situations like a financial crisis, natural disaster, and the economic slowdown caused by pandemics like COVID-19, we enhance our review and analysis. Please refer to the section on COVID-19 impact below for more discussion.

COVID-19 Impact. COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has resulted in widespread global, national and local effects. On March 23, 2020, the Governors of Oregon and Washington, the states in which NW Natural’s service territories are located, issued stay at home executive orders. These and subsequent executive orders required the closure of “non-essential” businesses and permitted the continuation of “essential services.” As a result of these measures, NW Natural issued a notification in mid-March that it would not charge late payment fees or disconnect customers for late payment. Furthermore, we suspended sending outstanding receivable balances to collections.

After taking into the consideration the significant exposure to quarantine-related job losses in Oregon and Washington state, NW Holdings and NW Natural looked beyond our standard review procedures for our allowance for uncollectible accounts calculation, including analyzing the significant indications of unemployment rate and comparing to historic economic data during the 2007-2009 time period where the country experienced an economic recession. We then considered other qualitative information including data from our call center such as recent trends in credit-related calls. We also reviewed statistics from our website for increases in credit-related inquiries. Finally, we considered the economic stimulus provided by the federal government which could have a beneficial impact on residential and commercial customers' abilities to ultimately make payment on their accounts. Taking all of these factors into consideration, we concluded a reasonable adjustment to the uncollectible provision for customer accounts as of March 31, 2020 would be a 50% increase in net write-offs as a percentage of gas sales for residential and small commercial customers. Our method for estimating our industrial provision for uncollectible accounts remains the same as the level of accounts receivable was lower due to reduced demand in the first quarter of 2020.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool, substantially all of which is related to NW Natural's accounts receivable:

	As of				As of
	January 1, 2020	Three Months Ended March 31, 2020			March 31, 2020
In thousands	Beginning Balance	Provision recorded	Write-offs recognized	Write-offs recovered	Ending Balance
Allowance for uncollectible accounts
related to accounts receivable:
Residential	$432	$445	$6	$—	$883
Commercial	57	220	—	(34)	243
Industrial	72	27	—	(1)	98
Accrued unbilled and other	112	2	—	(3)	111
Total	$673	$694	$6	$(38)	$1,335

Allowance for net investments in sales-type leases. NW Natural currently holds two net investments in sales-type leases, with substantially all of the net investment balance related to the North Mist natural gas storage agreement with Portland General Electric (PGE) which is billed under an OPUC-approved rate schedule. See Note 6 for more information on the North Mist lease. Due to the nature of this service, PGE may recover the costs of the lease through general rate cases. Therefore, we expect the risk of loss due to the credit of this lessee to be very low. As such, no allowance for uncollectibility was recorded for our sales-type lease receivables. NW Natural will continue monitoring the credit health of the lessees and the overall economic environment, including the economic factors closely tied to the financial health of our current and future lessees.

FAIR VALUE MEASUREMENT. On August 28, 2018, the FASB issued ASU 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement." The purpose of the amendment is to modify the disclosure requirements for fair value measurements. The amendments in this update were effective for us beginning January 1, 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. NW Holdings and NW Natural do not have either Level 3 fair value measurements or transfers between Level 1 or Level 2 in their current portfolios. The adoption did not have an impact on the financial statements or disclosures of NW Holdings or NW Natural.

RETIREMENT BENEFITS. On August 28, 2018, the FASB issued ASU 2018-14, "Changes to the Disclosure Requirements for Defined Benefit Plans." The purpose of the amendment is to modify the disclosure requirements for defined benefit pension and other postretirement plans. The amendments in this update were effective for us beginning January 1, 2020 and were applied retrospectively. The adoption of this ASU did not materially affect the financial statements and disclosures of NW Holdings or NW Natural.

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

REFERENCE RATE REFORM. On March 12, 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The purpose of the amendment is to provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. We do not expect this ASU to materially affect the financial statements and disclosures of NW Holdings or NW Natural.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended March 31,
In thousands, except per share data	2020	2019
Net income from continuing operations	$48,276	$43,418
Loss from discontinued operations, net of tax	(778)	(217)
Net income	$47,498	$43,201
Average common shares outstanding - basic	30,491	28,906
Additional shares for stock-based compensation plans (See Note 7)	44	64
Average common shares outstanding - diluted	30,535	28,970
Earnings from continuing operations per share of common stock:
Basic	$1.58	$1.50
Diluted	$1.58	$1.50
Loss from discontinued operations per share of common stock:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Earnings per share of common stock:
Basic	$1.56	$1.49
Diluted	$1.56	$1.49
Additional information:
Anti-dilutive shares	3	5

4. SEGMENT INFORMATION

We primarily operate in one reportable business segment, which is NW Natural's local gas distribution business and is referred to as the NGD segment. NW Natural and NW Holdings also have investments and business activities not specifically related to the NGD, which are aggregated and reported as other and described below for each entity.

Natural Gas Distribution
NW Natural's local gas distribution segment is a regulated utility principally engaged in the purchase, sale, and delivery of natural gas and related services to customers in Oregon and southwest Washington. In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion, and NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp.

NW Natural
NW Natural's activities in Other include Interstate Storage Services and third-party asset management services for the Mist facility, appliance retail center operations, and corporate operating and non-operating revenues and expenses that cannot be allocated to NGD operations.

Earnings from Interstate Storage Services assets are primarily related to firm storage capacity revenues. Earnings from the Mist facility also include revenue, net of amounts shared with NGD customers, from management of NGD assets at Mist and upstream pipeline capacity when not needed to serve NGD customers. Under the Oregon sharing mechanism, NW Natural retains 80% of the pre-tax income from these services when the costs of the capacity were not included in NGD rates, or 10% of the pre-tax income when the costs have been included in these rates. The remaining 20% and 90%, respectively, are recorded in a deferred regulatory account for prospective NGD customer billing credits.

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

	Three Months Ended March 31,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2020
Operating revenues	$278,487	$4,042	$282,529	$2,622	$285,151
Depreciation and amortization	23,946	244	24,190	485	24,675
Income (loss) from operations	75,258	1,763	77,021	(575)	76,446
Net income (loss) from continuing operations	47,943	1,236	49,179	(903)	48,276
Capital expenditures	56,157	77	56,234	1,212	57,446
Total assets at March 31, 2020(1)	3,776,650	48,746	3,825,396	160,835	3,986,231
2019
Operating revenues	$279,041	$5,805	$284,846	$502	$285,348
Depreciation and amortization	21,249	255	21,504	68	21,572
Income (loss) from operations	72,898	3,746	76,644	(599)	76,045
Net income (loss) from continuing operations	41,206	2,689	43,895	(477)	43,418
Capital expenditures	48,606	52	48,658	106	48,764
Total assets at March 31, 2019(1)	3,091,062	49,566	3,140,628	35,857	3,176,485
Total assets at December 31, 2019(1)	3,273,835	47,652	3,321,487	91,833	3,413,320

(1)
Total assets for NW Holdings exclude assets related to discontinued operations of $15.3 million, $14.6 million, and $15.1 million as of March 31, 2020, March 31, 2019, and December 31, 2019, respectively.

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

The following table presents additional segment information concerning NGD margin:

	Three Months Ended March 31,
In thousands	2020	2019
NGD margin calculation:
NGD distribution revenues	$273,561	$278,983
Other regulated services	4,926	58
Total NGD operating revenues	278,487	279,041
Less: NGD cost of gas	108,595	105,513
Environmental remediation	4,005	8,947
Revenue taxes	11,743	11,926
NGD margin	$154,144	$152,655

5. REVENUE

The following tables present disaggregated revenue from continuing operations:

	Three Months Ended March 31,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2020
Natural gas sales	$274,004	$—	$274,004	$—	$274,004
Gas storage revenue, net	—	2,336	2,336	—	2,336
Asset management revenue, net	—	150	150	—	150
Appliance retail center revenue	—	1,556	1,556	—	1,556
Other revenue	337	—	337	2,622	2,959
Revenue from contracts with customers	274,341	4,042	278,383	2,622	281,005

Alternative revenue	(472)	—	(472)	—	(472)
Leasing revenue	4,618	—	4,618	—	4,618
Total operating revenues	$278,487	$4,042	$282,529	$2,622	$285,151

2019
Natural gas sales	$296,186	$—	$296,186	$—	$296,186
Gas storage revenue, net	—	2,783	2,783	—	2,783
Asset management revenue, net	—	1,506	1,506	—	1,506
Appliance retail center revenue	—	1,516	1,516	—	1,516
Other revenue	—	—	—	502	502
Revenue from contracts with customers	296,186	5,805	301,991	502	302,493

Alternative revenue	(17,253)	—	(17,253)	—	(17,253)
Leasing revenue	108	—	108	—	108
Total operating revenues	$279,041	$5,805	$284,846	$502	$285,348

NW Natural's revenue represents substantially all of NW Holdings' revenue and is recognized for both registrants when the obligation to customers is satisfied and in the amount expected to be received in exchange for transferring goods or providing services. Revenue from contracts with customers contains one performance obligation that is generally satisfied over time, using the output method based on time elapsed, due to the continuous nature of the service provided. The transaction price is determined by a set price agreed upon in the contract or dependent on regulatory tariffs. Customer accounts are settled on a monthly basis or paid at time of sale and based on historical experience. It is probable that we will collect substantially all of the consideration to which we are entitled. We evaluated the probability of collection in accordance with the current expected credit losses standard.

NW Holdings and NW Natural do not have any material contract assets, as net accounts receivable and accrued unbilled revenue balances are unconditional and only involve the passage of time until such balances are billed and collected. NW Holdings and NW Natural do not have any material contract liabilities.

Revenue taxes are included in operating revenues with an equal and offsetting expense recognized in operating expense in the consolidated statements of comprehensive income. Revenue-based taxes are primarily franchise taxes, which are collected from NGD customers and remitted to taxing authorities.

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

We applied the significant financing practical expedient and have not adjusted the consideration NW Natural expects to receive from NGD customers for the effects of a significant financing component as all payment arrangements are settled annually. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations as of March 31, 2020.

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

As of March 31, 2020, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $69.7 million. Of this amount, approximately $12.3 million will be recognized during the remainder of 2020, $18.2 million in 2021, $14.5 million in 2022, $11.6 million in 2023, $7.8 million in 2024 and $5.3 million thereafter. The amounts presented here are calculated using current contracted rates.

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

NW Holdings Other
NW Holdings' primary source of other revenue is providing water and wastewater services to customers. Water distribution revenue is generally recognized over time upon delivery of the water commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the Oregon, Washington, Idaho and Texas tariffs. Customer accounts are to be paid in full each month, and there is no right of return or warranty for services provided.

We applied the significant financing practical expedient and have not adjusted the consideration we expect to receive from water distribution customers for the effects of a significant financing component as all payment arrangements are settled annually. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations as of March 31, 2020.
6. LEASES

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

The components of lease revenue at NW Natural were as follows:

	Three Months Ended March 31,
In thousands	2020	2019
Lease revenue
Operating leases	$28	$48
Sales-type leases	4,590	60
Total lease revenue	$4,618	$108

Total future minimum lease payments to be received under non-cancellable leases at NW Natural at March 31, 2020 are as follows:

In thousands	Operating	Sales-Type	Total
Remainder of 2020	$56	$13,603	$13,659
2021	49	17,518	17,567
2022	45	17,026	17,071
2023	45	16,557	16,602
2024	45	15,867	15,912
Thereafter	94	266,563	266,657
Total lease revenue	$334	$347,134	$347,468
Less: imputed interest		199,041
Total leases receivable		$148,093

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $4.1 million and $4.0 million at March 31, 2020 and December 31, 2019, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's corporate operations center. Our leases have remaining lease terms of less than one year to 20 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Three Months Ended March 31,
In thousands	2020	2019
NW Natural:
Operating lease expense	$1,202	1,142
Short-term lease expense	198	160

Other (NW Holdings):
Operating lease expense	$52	46
Short-term lease expense	—	—

NW Holdings:
Operating lease expense	$1,254	1,188
Short-term lease expense	198	160

Supplemental balance sheet information related to operating leases as of March 31, 2020 is as follows:

In thousands	March 31,		December 31,
	2020	2019	2019
NW Natural:
Operating lease right of use asset	$79,383	$5,903	$2,760

Operating lease liabilities - current liabilities	$984	$4,477	$1,979
Operating lease liabilities - non-current liabilities	79,052	1,413	772
Total operating lease liabilities	$80,036	$5,890	$2,751

Other (NW Holdings):
Operating lease right of use asset	$139	$260	$190

Operating lease liabilities - current liabilities	$87	$179	$122
Operating lease liabilities - non-current liabilities	53	82	69
Total operating lease liabilities	$140	$261	$191

NW Holdings:
Operating lease right of use asset	$79,522	$6,163	$2,950

Operating lease liabilities - current liabilities	$1,071	$4,656	$2,101
Operating lease liabilities - non-current liabilities	79,105	1,495	841
Total operating lease liabilities	$80,176	$6,151	$2,942

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	March 31,		December 31,
	2020	2019	2019
Weighted-average remaining lease term (years)	19.7	1.3	1.0
Weighted-average discount rate	7.20%	3.79%	3.98%

Commencement of Significant Lease
In October 2017, NW Natural entered into a 20-year operating lease agreement for a new corporate operations center in Portland, Oregon in anticipation of the expiration of the current corporate operations center lease in 2020. The lease commenced in March 2020 upon substantial completion of the landlord's work. Total estimated base rent payments over the life of the lease are $159.3 million. There is an option to extend the term of the lease for two additional periods of seven years.

There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset as of March 31, 2020 was $0.6 million.

Maturities of operating lease liabilities at March 31, 2020 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2020	$3,117	$74	$3,191
2021	6,726	52	6,778
2022	6,848	18	6,866
2023	6,983	—	6,983
2024	7,146	—	7,146
Thereafter	130,935	—	130,935
Total lease payments	161,755	144	161,899
Less: imputed interest	81,719	4	81,723
Total lease obligations	80,036	140	80,176
Less: current obligations	984	87	1,071
Long-term lease obligations	$79,052	$53	$79,105

As of March 31, 2020, finance lease liabilities with maturities of less than one year were $0.3 million at NW Natural.

Cash Flow Information
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
In thousands	2020	2019
NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,196	$1,091
Finance cash flows from finance leases	155	—
Right of use assets obtained in exchange for lease obligations
Operating leases	$77,988	$6,987
Finance leases	233	—

Other (NW Holdings):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$52	$43
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$304

NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,248	$1,134
Finance cash flows from finance leases	155	—
Right of use assets obtained in exchange for lease obligations
Operating leases	$77,988	$7,291
Finance leases	233	—

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use asset for finance leases was $0.7 million, $0.2 million and $0.5 million at March 31, 2020 and 2019 and at December 31, 2019, respectively.
7. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees and officers. These compensation plans include a Long Term Incentive Plan (LTIP), an Employee Stock Purchase Plan (ESPP), and a Restated Stock Option Plan. For additional information on stock-based compensation plans, see Note 8 in the 2019 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the three months ended March 31, 2020, the final performance factor under the 2018 LTIP was approved and 39,784 performance-based shares were granted under the 2018 LTIP for accounting purposes. As such, NW Natural and other subsidiaries began recognizing compensation expense. In February 2020 and 2019, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2022 and 2021, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of March 31, 2020, and therefore, no expense was recognized for the 2020 and 2019 awards. NW Holdings will calculate the grant date fair value and NW Natural will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2020 and 2019 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2020 and 2019 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of the Russell 2500 Utilities Index over the performance period of three years for each respective award. If the targets were achieved for the 2020 and 2019 awards, NW Holdings would grant for accounting purposes 31,830 and 35,170 shares in the first quarters of 2022 and 2021, respectively.

As of March 31, 2020, there was $0.8 million of unrecognized compensation cost associated with the 2018 LTIP grants, which is expected to be recognized through 2020.

Restricted Stock Units
During the three months ended March 31, 2020, 31,076 RSUs were granted, under the LTIP with a weighted-average grant date fair value of $72.38 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of common stock on the grant date. As of March 31, 2020, there was $4.7 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized by NW Natural and other subsidiaries over a period extending through 2025.
8. DEBT

Short-Term Debt
At March 31, 2020, NW Holdings and NW Natural had short-term debt outstanding of $550.0 million and $450.0 million, respectively. NW Holdings' short-term debt consisted of $100.0 million in revolving credit agreement loan at NW Holdings, and at NW Natural $227.0 million in revolving credit agreement loans, a $150.0 million 364-day term loan, and $73.0 million of commercial paper. The carrying cost of commercial paper approximates fair value using Level 2 inputs. See Note 2 in the 2019 Form 10-K for a description of the fair value hierarchy. The maximum remaining maturity and average remaining maturity of NW Natural's commercial paper was 45 days and 25 days at March 31, 2020.

On March 23, 2020, NW Natural entered into a $150.0 million 364-day term loan credit agreement. NW Natural borrowed the full amount thereunder. The proceeds of which are expected to be used for general corporate purposes and to provide additional liquidity. All principal and unpaid interest under the Term Loan is due and payable on March 22, 2021. NW Natural may prepay the principal and interest, and amounts prepaid may not be reborrowed. The Term Loan requires that NW Natural maintain credit ratings with Standard & Poor’s and Moody’s Investor Services. A change in NW Natural’s debt ratings may result in a change to the interest rate on the Term Loan but is not an event of default. The Term Loan requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. NW Natural was in compliance with the covenant requiring the maintenance of an indebtedness to total capitalization ratio as of March 31, 2020, with a consolidated indebtedness to total capitalization ratio of 61.4%.

Long-Term Debt
At March 31, 2020, NW Holdings and NW Natural had long-term debt outstanding of $954.2 million and $917.1 million, respectively, which included $7.6 million of unamortized debt issuance costs at NW Natural. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2021 through 2050, interest rates ranging from 2.822% to 9.050%, and a weighted average interest rate of 4.598%.

In March 2020, NW Natural issued $150.0 million of FMBs with an interest rate of 3.60%, due in 2050. In February 2020, NW Natural retired $75.0 million of FMBs with an interest rate of 5.37%.

In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a new two-year term loan agreement for $35.0 million, due in 2021. The loan carried an interest rate of 1.82% at March 31, 2020, which is based upon the three-month LIBOR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at March 31, 2020, with a consolidated indebtedness to total capitalization ratio of 62.5%.

Fair Value of Long-Term Debt
NW Holdings' and NW Natural's outstanding debt does not trade in active markets. The fair value of long-term debt is estimated using the value of outstanding debt at natural gas distribution companies with similar credit ratings, terms, and remaining maturities to NW Holdings' and NW Natural's debt that actively trade in public markets. Substantially all outstanding debt at NW Holdings is comprised of NW Natural debt. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in the 2019 Form 10-K for a description of the fair value hierarchy.

The following table provides an estimate of the fair value of NW Holdings' long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	NW Holdings
	March 31,		December 31,
In thousands	2020	2019	2019
Gross long-term debt	$961,718	$741,888	$886,776
Unamortized debt issuance costs	(7,554)	(5,246)	(5,712)
Carrying amount	$954,164	$736,642	$881,064
Estimated fair value(1)	$1,038,691	$777,778	$957,268
(1) Estimated fair value does not include unamortized debt issuance costs.

The following table provides an estimate of the fair value of NW Natural's long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	NW Natural
	March 31,		December 31,
In thousands	2020	2019	2019
Gross long-term debt	$924,700	$739,700	$849,700
Unamortized debt issuance costs	(7,554)	(5,246)	(5,712)
Carrying amount	$917,146	$734,454	$843,988
Estimated fair value(1)	$1,001,058	$775,590	$919,835
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

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
In thousands	2020	2019	2020	2019
Service cost	$1,657	$1,517	$64	$68
Interest cost	4,011	4,662	223	281
Expected return on plan assets	(5,496)	(5,207)	—	—
Amortization of prior service costs	—	2	(117)	(117)
Amortization of net actuarial loss	4,778	3,603	143	97
Net periodic benefit cost	4,950	4,577	313	329
Amount allocated to construction	(668)	(586)	(23)	(24)
Net periodic benefit cost charged to expense	4,282	3,991	290	305
Regulatory pension disallowance	—	10,500	—	—
Amortization of regulatory balancing account	2,801	12,511	—	—
Net amount charged to expense	$7,083	$27,002	$290	$305

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

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended March 31,
In thousands	2020	2019
Beginning balance	$(10,733)	$(7,188)
Amounts reclassified from AOCL:
Amortization of actuarial losses	218	156
Reclassification of stranded tax effects(1)	—	(1,366)
Total reclassifications before tax	218	(1,210)
Tax (benefit) expense	(58)	(41)
Total reclassifications for the period	160	(1,251)
Ending balance	$(10,573)	$(8,439)

(1)
Reclassification of $1.4 million of income tax effects resulting from the TCJA from accumulated other comprehensive loss to retained earnings was made pursuant to the adoption of ASU 2018-02. See Note 2.

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the three months ended March 31, 2020, NW Natural made cash contributions totaling $3.2 million to qualified defined benefit pension plans. NW Natural expects further plan contributions of $25.0 million during the remainder of 2020.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). Employer contributions totaled $2.5 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.

See Note 10 in the 2019 Form 10-K for more information concerning these retirement and other postretirement benefit plans.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended March 31,
	NW Holdings		NW Natural
In thousands	2020	2019	2020	2019
Income tax at statutory rate (federal)	$13,105	$11,022	$13,355	$11,159
State	3,677	3,291	3,737	3,326
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(2,525)	(5,260)	(2,525)	(5,260)
Other, net	(130)	(378)	(149)	(377)
Total provision for income taxes on continuing operations	$14,127	$8,675	$14,418	$8,848
Effective income tax rate for continuing operations	22.8%	16.7%	22.8%	16.8%

The NW Holdings and NW Natural effective income tax rates for the three months ended March 31, 2020 compared to the same periods in 2019 changed primarily as a result of changes in pre-tax income and regulatory amortization of deferred TCJA benefits as approved in the March 2019 OPUC order. See "U.S. Federal TCJA Matters" below and Note 11 in the 2019 Form 10-K for more detail on income taxes and effective tax rates.

The 2018 and 2019 tax years are currently under IRS examination as part of the Compliance Assurance Process (CAP). The 2020 tax year CAP application has been accepted by the IRS.

U.S. Federal TCJA Matters
On December 22, 2017, the TCJA was enacted and permanently lowered the U.S. federal corporate income tax rate to 21% from the previous maximum rate of 35%, effective for the tax year beginning January 1, 2018. The TCJA included specific provisions related to regulated public utilities that provide for the continued deductibility of interest expense and the elimination of bonus tax depreciation for property both acquired and placed into service on or after January 1, 2018. See Note 11 in the 2019 Form 10-K.

11. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations:

	March 31,		December 31,
In thousands	2020	2019	2019
NW Natural:
NGD plant in service	$3,344,345	$3,159,754	$3,302,049
NGD work in progress	95,566	204,938	84,965
Less: Accumulated depreciation	1,030,234	985,961	1,017,931
NGD plant, net	2,409,677	2,378,731	2,369,083
Other plant in service	64,314	65,283	63,513
Other construction work in progress	4,824	5,329	5,548
Less: Accumulated depreciation	18,901	18,851	18,662
Other plant, net	50,237	51,761	50,399
Total property, plant, and equipment	$2,459,914	$2,430,492	$2,419,482

Other (NW Holdings):
Other plant in service	$42,016	$4,156	$20,671
Less: Accumulated depreciation	1,715	305	1,254
Other plant, net	$40,301	$3,851	$19,417

NW Holdings:
Total property, plant, and equipment	$2,500,215	$2,434,343	$2,438,899

NW Natural and NW Holdings:
Capital expenditures in accrued liabilities	$33,999	$25,035	$32,502

NW Holdings
Other plant balances include long-lived assets associated with water operations and non-regulated activities not held by NW Natural or its subsidiaries.

NW Natural
Other plant balances include long-lived assets not related to NGD.

In May 2019, NW Natural placed its North Mist gas storage expansion project into service and commenced storage services to the facility's single customer, Portland General Electric (PGE). Under U.S. GAAP, this agreement is classified as a sales-type lease and qualifies for regulatory accounting deferral treatment. Accordingly, the project was de-recognized from property, plant and equipment upon lease commencement and the investment balance is presented net of the current portion of scheduled billings within assets under sales-type leases on the consolidated balance sheets. A total of $146.0 million was de-recognized from plant on the lease commencement date. See Note 6 for information regarding leases, including North Mist.
12. GAS RESERVES

NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of March 31, 2020. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities in the consolidated balance sheets. The investment in gas reserves provides long-term price protection for NGD customers through the original agreement with Encana Oil & Gas (USA) Inc. under which NW Natural invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

The cost of gas, including a carrying cost for the rate base investment, is included in the annual Oregon PGA filing, which allows NW Natural to recover these costs through customer rates. The investment under the original agreement, less accumulated amortization and deferred taxes, earns a rate of return. See Note 13 in the 2019 Form 10-K.

Gas produced from the additional wells is included in the Oregon PGA at a fixed rate of $0.4725 per therm, which approximates the 10-year hedge rate plus financing costs at the inception of the investment.

The following table outlines NW Natural's net gas reserves investment:

	March 31,		December 31,
In thousands	2020	2019	2019
Gas reserves, current	$14,351	$16,157	$15,278
Gas reserves, non-current	172,956	171,150	172,029
Less: Accumulated amortization	127,722	109,243	123,635
Total gas reserves(1)	59,585	78,064	63,672
Less: Deferred taxes on gas reserves	14,522	19,638	15,515
Net investment in gas reserves	$45,063	$58,426	$48,157

(1)	The net investment in additional wells included in total gas reserves was $3.6 million, $4.5 million and $3.8 million at March 31, 2020 and 2019 and December 31, 2019, respectively.

NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under gas reserves with the maximum loss exposure limited to the investment balance.
13. INVESTMENTS

Investments in Gas Pipeline
Trail West Pipeline, LLC (TWP), a wholly-owned subsidiary of TWH, is pursuing the development of a new gas transmission pipeline that would provide an interconnection with NW Natural's NGD system. NWN Energy, a wholly-owned subsidiary of NW Holdings, owns 50% of TWH, and 50% is owned by TransCanada American Investments Ltd., an indirect wholly-owned subsidiary of TC Energy Corporation.

Variable Interest Entity (VIE) Analysis
TWH is a VIE, with NW Holdings' investment in TWP reported under equity method accounting. It has been determined that NW Holdings is not the primary beneficiary of TWH’s activities as it only has a 50% share of the entity, and there are no stipulations that allow NW Holdings a disproportionate influence over it. Investments in TWH and TWP are included in other investments in NW Holdings' balance sheet. If this investment is not developed, then the maximum loss exposure related to TWH is limited to NW Holdings' equity investment balance, less its share of any cash or other assets available to NW Holdings as a 50% owner. The investment balance in TWH was $13.4 million at March 31, 2020 and 2019 and December 31, 2019. See Note 14 in the 2019 Form 10-K.

Other Investments
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 14 in the 2019 Form 10-K.
14. BUSINESS COMBINATIONS

2020 Business Combinations
During the three months ended March 31, 2020, NWN Water and its subsidiaries completed two acquisitions qualifying as business combinations. The aggregate fair value of the preliminary cash consideration transferred for these acquisitions was $38.1 million, most of which was preliminarily allocated to property, plant and equipment and goodwill. These transactions align with NW Holdings' water sector strategy as it continues to expand its water services territories in the Pacific Northwest and beyond and included:

•	Suncadia Water Company, LLC and Suncadia Environmental Company, LLC were acquired by NWN Water of Washington on January 31, 2020, and

•	T&W Water Service Company was acquired by NWN Water of Texas on March 2, 2020.

As each of these acquisitions met the criteria of a business combination, a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. The allocation for each of these business combinations is considered preliminary as of March 31, 2020, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate these businesses. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used and was made using existing regulatory conditions for net assets associated with Suncadia Water Company, LLC and T&W Water Service Company. We consider the preliminary purchase price allocation incomplete for Suncadia Environmental Company, LLC as information relevant to determining an estimated fair value was not available at the time the acquisition closed or as of March 31, 2020. Under these circumstances, the preliminary valuation was based on the books and records received from the seller. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill will likely be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period for all acquisitions described above.

Total preliminary goodwill of $19.1 million was recognized from the acquisitions described above. No intangible assets aside from goodwill were acquired. The goodwill recognized is attributable to the regulated water utility service territories, experienced workforces, and the strategic benefits from both the water and wastewater utilities expected from growth in their service territories. The total amount of goodwill that is expected to be deductible for income tax purposes is approximately $17.0 million. The acquisition costs associated with each business combination were expensed as incurred. The results of these business combinations were not material to the consolidated financial results of NW Holdings for the three months ended March 31, 2020.

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

The Sunriver acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination was made using existing regulatory conditions for assets associated with Sunriver Water, LLC as well as existing market conditions and standard valuation approaches for assets associated with Sunriver Environmental, LLC in order to allocate value as determined by an independent third party assessor for certain assets, which involved the use of management judgment in determining the significant estimates and assumptions used by the assessor, with the remaining difference from the consideration transferred being recorded as goodwill. This allocation is considered preliminary as of March 31, 2020, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate Sunriver. As a result, subsequent adjustments to the preliminary valuation of tangible assets, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period. The acquisition costs were expensed as incurred.

Preliminary goodwill of $40.4 million was recognized from this acquisition. The goodwill recognized is attributable to Sunriver's regulated water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were acquired. The total amount of goodwill that is expected to be deductible for income tax purposes is approximately $50.2 million.

The preliminary purchase price for the acquisition has been allocated to the net assets acquired as of the acquisition date and is as follows:

In thousands	May 31, 2019
Current assets	$222
Property, plant and equipment	13,565
Goodwill	40,355
Deferred tax assets	828
Current liabilities	(22)
Total net assets acquired	$54,948

The amount of Sunriver revenues included in NW Holdings' consolidated statements of comprehensive income is $1.5 million for the three months ended March 31, 2020. Earnings from Sunriver operations for the three months ended March 31, 2020 were not material to the results of NW Holdings.

Other Business Combinations
During 2019, NWN Water completed three additional acquisitions qualifying as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions was approximately $2.0 million. These business combinations were not significant to NW Holdings' results of operations.

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

As a result of all acquisitions completed, total goodwill was $69.2 million as of March 31, 2020, $9.0 million as of March 31, 2019 and $49.9 million as of December 31, 2019. The increase in the goodwill balance was primarily due to additions associated with our acquisitions in the water sector. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	March 31,		December 31,
In thousands	2020	2019	2019
Natural gas (in therms):
Financial	487,420	255,550	651,540
Physical	369,450	422,825	512,849
Foreign exchange	$9,885	$7,241	$6,650

Purchased Gas Adjustment (PGA)
Derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are reflected in the weighted-average cost of gas in the PGA filing. Rates and hedging approaches may vary between states due to different rate structures and mechanisms. Hedge contracts entered into after the start of the PGA period are subject to the PGA incentive sharing mechanism in Oregon. NW Natural entered the 2019-20 and 2018-19 gas years with forecasted sales volumes hedged at 52% and 48% in financial swap and option contracts, and 19% and 24% in physical gas supplies, respectively. Hedge contracts entered into prior to the PGA filing in September 2019 were included in the PGA for the 2019-20 gas year. Hedge contracts entered into after the PGA filing, and related to subsequent gas years, may be included in future PGA filings and qualify for regulatory deferral.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments, which also represents all derivative instruments at NW Holdings:

	Three Months Ended March 31,
	2020		2019
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(5,343)	$(466)	$7,007	$(89)
Operating revenues (expense)	(2,433)	—	2,367	—
Amounts deferred to regulatory accounts on balance sheet	7,405	466	(9,029)	89
Total gain (loss) in pre-tax earnings	$(371)	$—	$345	$—

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

REALIZED GAIN/LOSS. NW Natural realized net losses of $2.1 million for the three months ended March 31, 2020, from the settlement of natural gas financial derivative contracts, whereas, net gains of $11.3 million were realized for the three months ended March 31, 2019. Realized gains and losses offset the higher or lower cost of gas purchased with differences refunded to or collected from customers in the following year through the PGA.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of March 31, 2020 or 2019. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against loss positions. Given NW Natural's counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2020 or 2019. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits.

NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change. If credit-risk related contingent features within these contracts were triggered as of March 31, 2020, assuming current current gas prices and a credit rating downgrade to a speculative level, we could have been required to post $2.1 million in collateral calls, including estimates for adequate assurance.

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

NW Natural’s current commodity financial swap and option contracts outstanding reflect unrealized losses of $0.2 million at March 31, 2020 and unrealized losses of $0.5 million at March 31, 2019. If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $3.0 million and a liability of $4.3 million as of March 31, 2020, an asset of $6.4 million and a liability of $2.0 million as of March 31, 2019, and an asset of $9.4 million and a liability of $1.9 million as of December 31, 2019.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps with financial counterparties. NW Natural utilizes master netting arrangements through International Swaps and Derivatives Association contracts to minimize this risk along with collateral support agreements with counterparties based on their credit ratings. In certain cases, NW Natural requires guarantees or letters of credits from counterparties to meet its minimum credit requirement standards. See Note 16 in the 2019 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at March 31, 2020. Using significant other observable or Level 2 inputs, the net fair value was a liability of $1.3 million, an asset of $4.4 million, and an asset of $7.5 million as of March 31, 2020 and 2019, and December 31, 2019, respectively. No Level 3 inputs were used in our derivative valuations, and there were no transfers between Level 1 or Level 2 during the three months ended March 31, 2020 and 2019. See Note 2 in the 2019 Form 10-K.
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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	March 31,		December 31,	March 31,		December 31,
In thousands	2020	2019	2019	2020	2019	2019
Portland Harbor site:
Gasco/Siltronic Sediments	$11,829	$4,595	$11,632	$42,837	$44,427	$46,082
Other Portland Harbor	2,554	2,299	2,543	6,574	5,958	6,920
Gasco/Siltronic Upland site	12,822	11,951	14,203	42,833	43,800	43,616
Central Service Center site	—	10	—	—	—	—
Front Street site	10,704	11,288	10,847	—	—	—
Oregon Steel Mills	—	—	—	179	179	179
Total	$37,909	$30,143	$39,225	$92,423	$94,364	$96,797

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

NW Natural manages its liability related to the Superfund site as two distinct remediation projects: the Gasco/Siltronic Sediments and Other Portland Harbor projects.

Gasco/Siltronic Sediments. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. In March 2020, NW Natural and the EPA amended the Administrative Order on Consent to include additional remedial design activities downstream of the Gasco sediments site and in the navigation channel. Siltronic Corporation is not a party to the amended order. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $54.7 million to $350 million. NW Natural has recorded a liability of $54.7 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

Central Service Center site. The investigative phase to characterize the existing site has been completed and determined by the Oregon Department of Environmental Quality (DEQ) to be sufficient to allow for the issuance of a Conditional No Further Action (cNFA). NW Natural is now conducting ongoing environmental monitoring activities over the next 5 years in order to meet the conditions which were included within the cNFA.

Front Street site. The Front Street site was the former location of a gas manufacturing plant NW Natural operated (the former Portland Gas Manufacturing site, or PGM). At ODEQ’s request, NW Natural conducted a sediment and source control investigation and provided findings to ODEQ. In December 2015, an FS on the former Portland Gas Manufacturing site was completed.

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. NW Natural revised its estimate of the remaining cost to construct the remedy in the first quarter of 2020 to approximately $9.8 million. Further, NW Natural has recognized an additional liability of $0.9 million for design costs, regulatory and permitting issues, and post-construction work. NW Natural currently plans to construct the remedy in 2020.

Oregon Steel Mills site. Refer to "Legal Proceedings" below.

Environmental Cost Deferral and Recovery
NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recover prudently incurred costs allocable to Oregon customers, subject to an earnings test. On October 21, 2019 the WUTC authorized an Environmental Cost Recovery Mechanism (ECRM) for recovery of prudently incurred costs allocable to Washington customers beginning November 1, 2019. See Note 18 in the 2019 Form 10-K for a description of SRRM and ECRM collection processes.

The following table presents information regarding the total regulatory asset deferred:

	March 31,		December 31,
In thousands	2020	2019	2019
Deferred costs and interest (1)	$37,586	$36,874	$36,673
Accrued site liabilities (2)	129,977	124,133	135,662
Insurance proceeds and interest	(80,613)	(89,305)	(79,949)
Total regulatory asset deferral(1)	$86,950	$71,702	$92,386
Current regulatory assets(3)	4,459	5,090	4,762
Long-term regulatory assets(3)	82,491	66,612	87,624

(1)	Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.

(2)
Excludes 3.32% of the Front Street site liability, or $0.4 million in 2020 and $0.4 million in 2019, as the OPUC only allows recovery of 96.68% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers.

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

NW Natural is subject to claims and litigation arising in the ordinary course of business including the matters discussed above and ordinary course claims and litigation noted below. Although the final outcome of any of these legal proceedings cannot be predicted with certainty, including the matter described below, NW Natural and NW Holdings do not expect that the ultimate disposition of any of these matters will have a material effect on financial condition, results of operations or cash flows. See also Part II, Item 1, “Legal Proceedings".

OREGON STEEL MILLS SITE. See Note 18 in the 2019 Form 10-K.

For additional information regarding other commitments and contingencies, see Note 17 in the 2019 Form 10-K.

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
The sale of Gill Ranch was approved by the CPUC in December 2019, and the transaction is subject to other customary closing conditions and covenants, including the requirement that all of the representations and warranties be true and correct as of the closing date except, as would not, in the case of certain representations and warranties, be reasonably expected to have a material adverse effect on Gill Ranch. The Agreement, as amended, was subject to termination by either party if the transaction had not closed by March 31, 2020. On March 20, 2020, NWN Gas Storage and the buyer amended the Agreement to change the date after which the Agreement would be subject to termination by either party from March 31, 2020 to May 15, 2020.

The following table presents the carrying amounts of the major components of Gill Ranch that are classified as discontinued operations assets and liabilities on the consolidated balance sheets:

	NW Holdings Discontinued Operations
	March 31,		December 31,
In thousands	2020	2019	2019
Assets:
Accounts receivable	$514	$1,277	$333
Inventories	689	627	695
Other current assets	386	337	457
Property, plant, and equipment	13,349	12,033	13,291
Less: Accumulated depreciation	7	7	7
Operating lease right of use asset	118	118	118
Other non-current assets	247	247	247
Total discontinued operations assets - current assets (1)	$15,296	$14,632	$15,134

Liabilities:
Accounts payable	$717	$1,102	$1,250
Other current liabilities	553	359	848
Operating lease liabilities	110	111	116
Other non-current liabilities	11,421	11,710	11,495
Total discontinued operations liabilities - current liabilities (1)	$12,801	$13,282	$13,709

(1)	The total assets and liabilities of Gill Ranch are classified as current as of the periods presented above because it is probable that the sale will be completed within one year.

The following table presents the operating results of Gill Ranch, which was reported within the gas storage segment historically, and is presented net of tax on the consolidated statements of comprehensive income:

	Three Months Ended March 31,
In thousands, except per share data	2020	2019
Revenues	$908	$1,721
Expenses:
Operations and maintenance	1,580	1,613
General taxes	47	59
Depreciation and amortization	106	106
Other expenses and interest	231	237
Total expenses	1,964	2,015
Loss from discontinued operations before income taxes	(1,056)	(294)
Income tax benefit	(278)	(77)
Loss from discontinued operations, net of tax	$(778)	$(217)

Loss from discontinued operations per share of common stock:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results from continuing operations for the three months ended March 31, 2020 and 2019 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. See Note 1 for a complete list of NW Holdings' and NW Natural's direct and indirect wholly owned subsidiaries. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2019 Annual Report on Form 10-K, as applicable (2019 Form 10-K).

NW Natural's natural gas distribution activities are reported in the natural gas distribution (NGD) segment. The NGD segment includes our NW Natural local gas distribution business, NWN Gas Reserves, which is a wholly owned subsidiary of Energy Corp, and the NGD-portion of NW Natural's Mist storage facility in Oregon. Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. Other activities aggregated and reported as other at NW Holdings include NWN Energy's equity investment in Trail West Holding, LLC (TWH), which is pursuing the development of a proposed natural gas pipeline through its wholly owned subsidiary, Trail West Pipeline, LLC (TWP); NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); and NWN Water, which through itself or its subsidiaries owns and continues to pursue investments in the water sector. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly owned subsidiaries.

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

EXECUTIVE SUMMARY

We manage our business and strategic initiatives with a long-term view of providing natural gas service safely and reliably to customers, working with regulators on key policy initiatives, and remaining focused on growing our business. See "2020 Outlook" in the 2019 Form 10-K for more information. Current operational highlights include:

•	Continue to provide customers with essential natural gas and water utility services during the COVID-19 pandemic;

•	NGD business added over 12,000 meters during the past twelve months for a growth rate of 1.6% at March 31, 2020;

•	Filed an all-party partial settlement in NW Natural's 2020 Oregon general rate case related to cost of capital; and

•	Closed four water utility transactions in 2020 bringing our total connections to approximately 25,000.

Key year-to-date financial highlights for NW Holdings include:

	Three Months Ended March 31,
	2020		2019		QTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income from continuing operations	$48,276	$1.58	$43,418	$1.50	$4,858
Loss from discontinued operations, net of tax	(778)	(0.02)	(217)	(0.01)	(561)
Consolidated net income	$47,498	$1.56	$43,201	$1.49	$4,297
Key year-to-date financial highlights for NW Natural include:

	Three Months Ended March 31,
	2020	2019	QTD
In thousands	Amount	Amount	Change
Net income from continuing operations	$49,179	$43,895	$5,284
NGD margin	154,144	152,655	1,489

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Net income from continuing operations increased $4.9 million and $5.3 million at NW Holdings and NW Natural, respectively, and was primarily due to the following factors, all of which occurred at NW Natural:

•
a $1.5 million increase in NGD margin driven by new customer rates, primarily from the 2019 Washington rate case that went into effect on November 1, 2019 and customer growth, and revenues from the NW Natural's North Mist storage contract, partially offset by the effects of 9% warmer than average weather in 2020 compared to 9% colder than average weather in 2019. In addition, margin decreased due to revenues recognized in 2019 associated with recoveries of NW Natural's pension balancing account which did not recur in 2020;

•
a $12.5 million reduction from pension expenses recognized in 2019 associated with recoveries of NW Natural's pension balancing account which did not recur in 2020, with $4.6 million reflected in operations and maintenance expense and $7.9 million reflected in other income (expense), net;

•
a $10.5 million reduction in expenses due to a regulatory pension disallowance in 2019, which did not recur in 2020 with $3.9 million reflected in operations and maintenance expense and $6.6 million recorded in other income (expense), net, offset by

•
a $5.7 million increase in NGD income tax expense which was primarily the result of higher pretax income in the current period. The prior period also included an income tax benefit related to the regulatory pension disallowance;

•
a $3.5 million decrease in deferred regulatory interest income in other income (expense), net, of which $3.8 million relates to interest income recognized in 2019 associated with the 2019 recoveries of the pension balancing account;

•	a $3.2 million increase in operations and maintenance expenses primarily related to higher compensation and benefit costs as well as additional non-payroll expenses related to contractor services;

•
a $2.8 million increase in expenses associated with the amortization of the pension balancing account that NW Natural began recovering in April 2019 with $1.0 million recorded in operations and maintenance expense and $1.8 million in other income (expense), net;

•	a $2.7 million increase in NGD depreciation expense due to plant additions; and

•	a $1.8 million decrease in revenues from non-NGD gas storage operations at Mist as a result of less favorable market conditions.

COVID-19 AND CURRENT ECONOMIC CONDITIONS. The novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has resulted in severe and widespread global, national, and local economic and societal disruptions. On March 23, 2020, the Governors of Oregon and Washington, the states in which NW Natural’s service territories are located, issued stay at home executive orders. These and subsequent executive orders required the closure of “non-essential” businesses and permitted the continuation of “essential services.” All of the services provided by NW Natural are considered “essential services” under the Oregon executive order, and currently all services provided by NW Natural are considered “essential services” under the Washington executive orders. Our water businesses are similarly considered "essential" by the states in which we operate.

As a critical infrastructure energy company that provides an essential service to our customers, NW Natural has well-defined emergency response command structures and protocols. In response to the pandemic, NW Natural mobilized its incident command team and business continuity plans in early March, and continues to operate under these structures and protocols, with a focus on the safety of our 1,200 employees and the 2.5 million people, business partners and communities we serve. NW Natural has suspended business travel out of territory and implemented work-from-home plans for employees wherever possible. For employees whose role requires them to work in the field, we are following CDC, OSHA, and state specific guidance. Measures include: following social distancing guidelines; use of personal protective equipment (PPE) including masks, face coverings and gloves; enhanced sanitizing protocols; limiting non-essential in-home services; and other measures intended to mitigate the spread of this disease and keep our employees and customers safe and informed. Our water companies are following similar protocols.

Our water and natural gas utility businesses continue to serve our customers without interruption. To support our customers in this unusual time, in mid-March, NW Natural voluntarily and temporarily stopped charging late fees and disconnecting customers for nonpayment. NW Natural also filed a request with regulators to provide Oregon natural gas customers with their annual June bill credit totaling approximately $17 million related to NW Natural's revenue sharing mechanism. NW Natural has applied for regulatory deferrals in the states in which it operates to recover COVID-19 related costs such as bad debt expense, lost revenues related to late fees and reconnection fees, and other COVID-19 related costs. Our water companies have taken similar actions.

Additionally, in March, as a precaution to strengthen our liquidity and guard against volatile markets during the COVID-19 pandemic, we took the following steps:

•	NW Natural drew $227 million on its credit facility and NW Holdings drew $35 million on its credit facility;

•	NW Natural secured a $150 million 364-day term loan due March 22, 2021 and borrowed the full amount;

•	NW Natural held commercial paper of $73 million at March 31, 2020; and

•	NW Natural issued $150 million 30-year first mortgage bonds with an interest rate of 3.6% at NW Natural.

With these financings secured, NW Holdings held $471.1 million of cash as of March 31, 2020 on a consolidated basis, and NW Natural held $432.3 million of cash on a stand-alone basis. With these financings, both companies currently have ample liquidity to manage their respective cash needs.

The federal CARES Act was signed into law on March 27, 2020 to provide direct and indirect financial support to individuals, businesses, state and local governments, and the healthcare system in response to COVID-19. While we anticipate that the support the CARES Act provides to our customers may indirectly benefit NW Holdings and NW Natural, we cannot measure this benefit. However, we do not anticipate the CARES Act to have a material financial effect on NW Holdings or NW Natural. As provided for in the CARES Act, we do plan to delay remittance of the employer portion of the Social Security payroll tax through the end of 2020.

We have taken additional actions in response to known issues arising from the trends related to COVID-19 pandemic. For example, we have enhanced cybersecurity monitoring in response to reports that cybersecurity attackers are more active with much of the economy utilizing work from home protocols. Like others, we have experienced some constraints on our ability to obtain PPE and disinfecting supplies, but currently believe that we have sufficient supplies to continue our work and are actively working to procure additional supplies and most efficiently utilize those supplies we have on hand. We have not experienced material disruptions in our supply chain for other goods and services to date, but are continuing to actively monitor, and are prepared to formulate contingency plans as necessary. Additionally, while some public utility commissions have announced delays in dockets as a result of COVID-19, we currently expect that NW Natural’s Oregon general rate case will proceed on the expected schedule with rates effective November 2020.

The timing of the onset of the COVID-19 pandemic and resulting economic disruption in the United States coincided with end of the Pacific Northwest peak winter heating season. The majority of our national gas utility volumes are delivered during the first and fourth quarters, and volumes naturally decline in the spring with a significant reduction of heating loads in the summer and into the fall. Therefore, for the period ending March 31, 2020, we did not see significant effects of the COVID-19 pandemic or economic slowdown on key business metrics such as gas volumes delivered, customer growth, meter disconnections, uncollectible accounts or lost revenues. Similarly, at March 31, 2020, our capital projects were continuing to move forward as planned, with only a small portion of our construction activities affected by a temporary halt of construction in Washington from March 26, 2020 through April 24, 2020, which has subsequently reopened.

April was the first full month under the stay at home orders in our service territories and the effects of COVID-19 and the current economic conditions are not apparent at this time. We are actively monitoring the previously identified key metrics. While we are unable to predict with certainty the length, severity or impacts of the COVID-19 pandemic and economic disruptions on our business, we have the following expectations and beliefs currently:

•
We expect the majority of our capital projects to continue to move forward with only a small portion of our construction activities affected by the temporary halt of residential construction in Washington, which has now lifted.

•
While we did not see a substantial increase in customer bad debts in the first quarter of 2020, we anticipate an increase to uncollectible accounts for bill cycles in March and April for service provided through March 31st. We have accounted for this in our allowance for Residential and Commercial uncollectible accounts estimate which increased from 0.105% of gas sales to approximately .157% of gas sales and for which we will seek regulatory recovery.

•
NW Natural had not seen a substantial reduction in overall sales volumes as of March 31, 2020. We may see declines in volumes during the second quarter as the effects of the stay at home orders become more apparent. However, volumes do not translate directly to earnings as the majority of our NGD margin is not dependent on volumes.

•
NW Natural had not experienced significant meter disconnections as of March 31, 2020. We are closely monitoring our approximately 71,000 commercial and industrial natural gas meters, as a substantial decline in these meters could materially affect margin in 2020. A disconnection may occur if circumstances require businesses, such as restaurants, retail, and those in the hospitality sector, to permanently close. We don't anticipate significant residential meter disconnections.

•
NW Natural had not seen a significant reduction in new meter connections as of March 31, 2020. However, a significant recession or prolonged economic slowdown could result in a decline in new meter connections, which could adversely affect margin in late 2020 and the following periods.

On April 20, 2020, the Oregon Governor in conjunction with the West Coast coalition of governors, issued a preliminary high-level framework for reopening the Oregon economy, which is expected to be finalized in early May. The framework outlines a phased approach to lifting restrictions after the State experiences a declining number of COVID-19 cases, adequate hospital capacity, robust testing and sufficient supplies of PPE among other things. The Washington Governor is similarly planning a reopening of the Washington economy. We will closely monitor the timing of these reopenings, their impact on our local economies, and their effects on our business. Currently, we believe the key 2020 financial effects from COVID-19, if any, will depend on the magnitude of commercial and industrial sales meter losses; lost revenues from lower late charge and reconnection fees, bad debt expense from uncollectible customer accounts, and other COVID-19 costs, if these costs and expenses are not recoverable in rates; and a significant reduction in new meters.

Given the evolving nature of the pandemic and resulting economic conditions, we are continually monitoring our business operations and the larger trends and developments to take additional measures we believe are warranted to continue providing safe and reliable service to our customers and communities while protecting our employees.

See the discussion in "Results of Operations" below for additional detail regarding all significant activity that occurred during the first quarter of 2020.

DIVIDENDS

Dividend highlights include:

	Three Months Ended March 31,		Change
Per common share	2020	2019
Dividends paid	$0.4775	$0.4750	$0.0025

In April 2020, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4775 per share. The dividend is payable on May 15, 2020, to shareholders of record on April 30, 2020, reflecting an annual indicated dividend rate of $1.91 per share.

RESULTS OF OPERATIONS

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2019 Form 10-K.

Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. In 2019, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-

related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed General Rate Cases" below.

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

OTHER. In June 2018, NWN Gas Storage, a wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement for the sale of all of its ownership interests in Gill Ranch, a natural gas storage facility located near Fresno, California. The sale was approved by the CPUC in December 2019 and is subject to other customary closing conditions. See Note 17 for more information. The wholly owned regulated water businesses of NWN Water, a wholly owned subsidiary of NW Holdings, are subject to regulation by the utility commissions in the states in which they are located, which currently includes Oregon, Washington, Idaho, and Texas.

Most Recent Completed General Rate Cases
OREGON. Effective November 1, 2018, the OPUC authorized rates to customers based on an ROE of 9.4%, an overall rate of return of 7.317%, and a capital structure of 50% common equity and 50% long-term debt. In March 2019, the OPUC issued an order resolving the remaining matters of the rate case regarding recovery of NW Natural's pension balancing account and the return of tax reform benefits to customers. For additional information, see "Rate Mechanisms - Pension Cost Deferral and Pension Balancing Account" and "Rate Mechanism - Tax Reform Deferral" below. On December 30, 2019, NW Natural filed a general rate case in Oregon. For more information, see "Regulatory Proceeding Updates - 2020 Oregon Rate Case" below.

WASHINGTON. Effective November 1, 2019, the WUTC authorized rates to customers based on an ROE of 9.40% and an overall rate of return of 7.161% with a capital structure of 49% common equity, 1% short-term debt, and 50% long-term debt. The WUTC also authorized the recovery of environmental remediation expenses allocable to Washington customers through an Environmental Cost Recovery Mechanism (ECRM) and directed NW Natural to provide federal tax reform benefits to customers. See "Rate Mechanisms - Environmental Cost Deferral and Recovery - Washington ECRM" and "Rate Mechanisms - Tax Reform Deferral" below.

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

NW Natural continuously evaluates the need for rate cases in its jurisdictions. For additional information, see "Regulatory Proceeding Updates - Rate Case" below.

Rate Mechanisms
During 2020, NW Natural's key approved rates and recovery mechanisms for each service area included:

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

Typically, each year NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. NW Natural entered the 2019-20 gas year with its forecasted sales volumes hedged at 52% in financial swap and option contracts, including hedging of 56% for Oregon and 24% for Washington, and 19% in physical gas supplies, including hedging of 20% for Oregon and 14% for Washington.

As of March 31, 2020, NW Natural was hedged at approximately 35% for the 2020-21 gas year, with Oregon at 37% and Washington at 20%. NW Natural is also hedged between 1% and 20% for annual requirements over the subsequent five gas years, which consists of between 2% and 22% for Oregon and between 0% and 10% for Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural.

In September 2019, NW Natural filed its annual PGA and received OPUC and WUTC approval in October 2019. PGA rate changes were effective November 1, 2019. Rates and hedging approaches vary between states due to different rate structures and mechanisms. In addition, as required with the Washington PGA filing, NW Natural incorporated and began implementing risk-responsive hedging strategies for the 2019-20 PGA for its Washington gas supplies.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2018-19 and 2019-20 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2019, the ROE threshold was 10.24%. NW Natural filed the 2019 earnings test on May 1, 2020 and does not expect a customer refund adjustment for 2019 based on results.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism, which is applied to residential and commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of March 31, 2020, 8% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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

ENVIRONMENTAL COST DEFERRAL AND RECOVERY. NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recover prudently incurred costs allocable to Oregon customers, subject to an earnings test. Effective beginning November 1, 2019, the WUTC authorized an Environmental Cost Recovery Mechanism (ECRM) for recovery of prudently incurred costs allocable to Washington customers.

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

In addition, the SRRM also provides for the annual collection of $5.0 million from Oregon customers through a tariff rider. As it collects amounts from customers, NW Natural recognizes these collections as revenue net of any earnings test adjustments and separately amortizes an equal and offsetting amount of the deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expenses section of the Consolidated Statements of Comprehensive Income. For additional information, see Note 18 in the 2019 Form 10-K.

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

NW Natural concluded there was no earnings test adjustment for 2019 based on the environmental earnings test that was submitted in May 2020.

Washington ECRM
The ECRM established by the WUTC order effective November 1, 2019 permits NW Natural’s recovery of environmental remediation expenses allocable to Washington customers. These expenses represent 3.32% of costs associated with remediation of sites that historically served both Oregon and Washington customers. The order allows for recovery of past deferred and future prudently incurred remediation costs allocable to Washington through application of insurance proceeds and collections from customers. Prudently incurred costs that were deferred from the initial deferral authorization in February 2011 through June 2019 are to be fully offset with insurance proceeds, with any remaining insurance proceeds to be amortized over a 10.5 year period. On an annual basis NW Natural will file for a prudence determination and a request to recover remediation expenditures in excess of insurance amortizations in the following year's customer rates. After insurance proceeds are fully amortized, if in a particular year the request to collect deferred amounts exceeds one percent of Washington normalized revenues, then the excess will be collected over three years with interest.

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

In March 2019 the OPUC issued an order outlining how the account would be recovered. As a result, the following items were recorded in the first quarter of 2019:

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

The items above resulted in the recovery of $12.5 million of deferred pension expenses by applying deferred tax benefits against the pension balancing account. Recognition of these items resulted in higher operations and maintenance expense and other income (expense), net with offsetting benefits recognized in operating revenues and income tax expense. Additional pension expenses of $10.5 million from the regulatory disallowance were also recognized in operations and maintenance expense and other income (expense), net. Deferred regulatory interest income of $3.8 million was also realized in other income (expense), net in 2019.

Commencing April 1, 2019, the OPUC also authorized the collection of the remainder of the pension balancing account over ten years in a customer tariff of $7.3 million per year. Deferred pension expense recoveries were $2.8 million for the three months ended March 31, 2020.

TAX REFORM DEFERRAL. In December 2017, NW Natural filed applications with the OPUC and WUTC to defer the overall net benefit associated with the TCJA that was enacted on December 22, 2017. In February 2019, NW Natural and the other parties to the 2018 Oregon rate case agreed upon terms by which the deferred benefits would be returned to customers via a joint stipulation filed with the OPUC. In March 2019, the OPUC approved the terms in their entirety as follows:

•	Applied $7.1 million of TCJA benefits deferred from January 1, 2018 to October 31, 2018, as a reduction against the pension balancing account and

•	Credited to customers' benefit $5.4 million of deferred income taxes as a reduction against the pension balancing account.

Commencing April 1, 2019, the OPUC also ordered the following:

•	Provide an annual credit to base rates of $3.4 million for excess deferred income taxes to all customers, subject to the average rate assumption method;

•	Provide an additional annual credit of $3.0 million to sales service customers for five years; and

•	An increase in rate base of $15.4 million, and corresponding increase to revenue requirement of $1.4 million.

If NW Natural files a general rate case within five years of the date of the March 2019 order, this revenue requirement may be adjusted as part of that general rate case.

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

Regulatory Proceeding Updates
During 2020, NW Natural was involved in the regulatory activities discussed below. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2019 Form 10-K.

COVID-19 DEFERRALS. NW Natural filed applications at the OPUC and WUTC requesting authorization to use deferred accounting to defer costs associated with the COVID-19 public health emergency. NW Natural Water’s subsidiaries with regulated utilities are also pursuing deferred accounting treatment with their respective utility commissions. Costs deferred may include but are not limited to the following: personal protective equipment for employees as they provide essential services, additional cleaning and/or sanitation expenses, bad debt, and other related financial impacts.

2020 OREGON RATE CASE. On December 30, 2019, NW Natural filed a request for a general rate increase with the OPUC. The filing included a requested $71.4 million annual revenue requirement increase based a capital structure of 50% debt and 50% equity; a return on equity of 10.0%; cost of capital of 7.298%; and average rate base of $1.47 billion, which reflects an increase of $269.9 million since the last rate case.

On March 12, 2020, NW Natural, the OPUC staff, the Oregon Citizens’ Utility Board, and the Alliance of Western Energy Consumers, which comprise all of the parties to the rate case, filed a settlement with the OPUC which addresses cost of capital issues in the case (Settlement). Under the Settlement, the parties agree to an overall cost of capital of 6.965%, which is based on an approved capital structure of 50% equity and 50% long-term debt, and a return on equity of 9.4%. The Settlement does not address other aspects of the rate case, such as the average rate base or the overall annual revenue requirement increase. The Settlement is subject to the review and approval of the OPUC. For new rates to be effective, the OPUC must issue an order, which may approve or deny the terms of the Settlement or be issued under the OPUC’s own terms with respect to the cost of capital and which would address other elements of the rate case. NW Natural expects new rates to take effect November 1, 2020. Although it is possible that continued workforce closures could delay the proceeding, we do not currently anticipate any delays to this schedule.

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

The bill was signed into law by the governor in July 2019 and subsequently in August the OPUC opened a docket. We are currently working with parties on the rulemaking for the bill, which is expected to conclude with the OPUC adopting rules by July 31, 2020. We do not currently anticipate any delays to this schedule.

CORPORATE ACTIVITY TAX. In 2019, the State of Oregon enacted a Corporate Activity Tax (CAT) that is applicable to all businesses with annual Oregon gross revenue in excess of $1 million. The CAT is in addition to the state's corporate income tax and imposes a 0.57% tax on certain Oregon gross receipts less a reduction for a portion of cost of goods sold or labor. The CAT legislation became effective September 29, 2019 and applies to calendar years beginning January 1, 2020. On December 23, 2019, NW Natural filed an application with the OPUC to allow us to defer this additional expense, with recovery of these deferred amounts to be determined in future rate case proceedings. As of March 31, 2020 NW Natural had deferred $2.0 million related to this tax.

WATER UTILITIES. In 2020, NW Holdings, through its water subsidiaries, continued acquiring water utilities. The following transactions received regulatory approval and were closed during the first quarter of 2020:

•
Suncadia Water Company, LLC and Suncadia Environmental, LLC — NWN Water of Washington received regulatory approval for the purchase of Suncadia Water in January 2020. Suncadia Environmental is not subject to the WUTC's jurisdiction. The transaction closed in January 2020.

•
T&W Water Service Company — NWN Water of Texas received regulatory approval from the Public Utility Commission of Texas for the T&W Water Service Company acquisition in February 2020 and subsequently the transaction closed in March 2020.

OREGON EXECUTIVE ORDER. On March 10, 2020, the governor of Oregon issued an executive order establishing greenhouse gas (GHG) emissions reduction goals of at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050 and directing state agencies and commissions to facilitate such GHG emission goals. Although the order does not specifically direct actions of natural gas distribution businesses, the OPUC is directed to prioritize proceedings and activities that advance decarbonization in the utility sector, mitigate energy burden experienced by utility customers and ensure system reliability and resource adequacy. The executive order also directs other agencies to cap and reduce GHG emissions from transportation fuels and all other liquid and gaseous fuels, including natural gas, adopt building energy efficiency goals for new building construction, reduce methane gas emissions from landfills and food waste, and submit a proposal for adoption of state goals for carbon sequestration and storage by Oregon’s forest, wetlands and agricultural lands. As an executive order, any implementation is reliant on state agency rule-making. The scope and content of any state commission or agency rules, as well as the time to propose, adopt and implement any such rules, has not been determined. The executive order and any resulting rules and agencies’ jurisdiction and authority with respect to those rules are likely to be subject to legal challenge from a variety of stakeholders.

Business Segment - Natural Gas Distribution (NGD)
NGD margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns. In Oregon, NW Natural has a conservation tariff (also called the decoupling mechanism), which adjusts margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. NW Natural also has a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in margin resulting from above- or below-average temperatures during the winter heating season. Both mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and natural gas distribution earnings. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms" in NW Natural's 2019 Form 10-K. In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion, and NWN Gas Reserves, which is a wholly owned subsidiary of Energy Corp.

The NGD business is primarily seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience seasonality in their usage but to a lesser extent. Seasonality affects the comparability of the results of operations of the NGD business across quarters but not across years.

NGD segment highlights include:

	Three Months Ended March 31,		QTD Change
In thousands, except EPS data	2020	2019
NGD net income	$47,943	$41,206	$6,737
EPS - NGD segment	$1.57	$1.42	$0.15
Gas sold and delivered (in therms)	420,917	447,738	(26,821)
NGD margin(1)	$154,144	$152,655	$1,489
(1) See Natural Gas Distribution Margin Table below for additional detail

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. The primary factors contributing to the $6.7 million, or $0.15 per share, increase in NGD net income were as follows:

•	a $1.5 million increase in NGD margin due to:

•	a $5.0 million increase due to new customer rates, primarily from the 2019 Washington rate case that went into effect on November 1, 2019 and customer growth;

•
a $4.9 million increase from revenue generated from NW Natural's North Mist storage contract which commenced service in May 2019 and is included within other regulated services within NGD margin; partially offset by,

•
a $2.0 million decrease driven by 9% warmer than average weather in the first quarter of 2020 compared to 9% colder than average weather in the prior period partially offset by a benefit from gas cost incentive sharing; and,

•
a $7.1 million decrease due to revenues recognized in 2019 associated with recoveries of NW Natural's pension balancing account, which were entirely offset by pension expenses within operations and maintenance expense and other income (expense), net in the first quarter of 2019.

In addition to the increase in margin, NGD net income for the first quarter of 2020 reflects:

•
a benefit of $12.5 million from pension expenses recognized in 2019 associated with recoveries of NW Natural's pension balancing account which did not recur in 2020. Approximately $4.6 million was recorded operations and maintenance expense and $7.9 million was recorded in other income (expense), net;

•
a benefit of $10.5 million from a 2019 regulatory pension disallowance which did not recur in 2020. Approximately $3.9 million was recorded in operations and maintenance expense and $6.6 million was recorded in other income (expense), net; partially offset by,

•
$5.7 million higher income tax expense which was primarily the result of higher pretax income in the current period. The prior period also included an income tax benefit related to the regulatory pension disallowance;

•
a $4.1 million increase in NGD operations and maintenance expense primarily associated with higher payroll and benefit costs and included $1.0 million of regulatory amortization of the pension balancing account which began in April 2019 and is ongoing;

•
a $3.5 million decrease in deferred regulatory interest income in other income (expense), net, of which $3.8 million relates to interest income recognized in 2019 associated with the 2019 recoveries of the pension balancing account;

•	a $2.7 million increase in depreciation expense due to NGD plant additions, including the North Mist gas storage facility; and

•	a $1.1 million decrease in other income and expense, net driven by $1.8 million of regulatory amortization expense of the pension balancing account which began in April 2019 and is ongoing.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above and Note 9 for more information regarding the pension balancing account.

For the three months ended March 31, 2020, total NGD volumes sold and delivered decreased 6% over the same period in 2019 primarily due to 9% warmer than average weather in the first quarter of 2020 compared to 9% colder than average weather in the prior period.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended March 31,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2020	2019	QTD Change
NGD volumes (therms):
Residential and commercial sales	286,872	318,103	(31,231)
Industrial sales and transportation	134,045	129,635	4,410
Total NGD volumes sold and delivered	420,917	447,738	(26,821)
Operating Revenues
Residential and commercial sales	$255,404	$251,118	$4,286
Industrial sales and transportation	17,194	16,021	1,173
Other distribution revenues	963	11,844	(10,881)
Other regulated services	4,926	58	4,868
Total operating revenues	278,487	279,041	(554)
Less: Cost of gas	108,595	105,513	(3,082)
Less: Environmental remediation expense	4,005	8,947	4,942
Less: Revenue taxes	11,743	11,926	183
NGD margin	$154,144	$152,655	$1,489

Margin:(1)
Residential and commercial sales	$139,144	$132,946	$6,198
Industrial sales and transportation	8,582	8,556	26
Miscellaneous revenues	1,162	3,366	(2,204)
Gain (loss) from gas cost incentive sharing	448	(769)	1,217
Other margin adjustments(2)	(118)	8,498	(8,616)
Distribution margin	$149,218	$152,597	$(3,379)
Other regulated services	4,926	58	4,868
NGD Margin	$154,144	$152,655	$1,489

Degree days(3)
Average(4)	1,342	1,329	13
Actual	1,215	1,450	(16)%
Percent colder (warmer) than average weather	(9)%	9%

	As of March 31,
NGD Meters - end of period:	2020	2019	Change	Growth
Residential meters	695,836	683,796	12,040	1.8%
Commercial meters	70,027	69,611	416	0.6%
Industrial meters	1,000	1,040	(40)	(3.8)%
Total number of meters	766,863	754,447	12,416	1.6%

(1)
Amounts reported as margin for each category of meters are operating revenues, which are net of revenue taxes, less cost of gas and environmental remediation expense, subject to earnings test considerations, as applicable.

(2)	Other margin adjustments include net revenue recoveries of $6.6 million during the three months ended March 31, 2019 associated with the decline of the U.S. federal corporate income tax rate.

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

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended March 31,		QTD Change
In thousands	2020	2019
Volumes (therms):
Residential sales	182,909	203,551	(20,642)
Commercial sales	103,963	114,552	(10,589)
Total volumes	286,872	318,103	(31,231)
Operating revenues:
Residential sales	$176,945	$173,817	$3,128
Commercial sales	78,459	77,301	1,158
Total operating revenues	$255,404	$251,118	$4,286
NGD margin:
Residential:
Sales	$101,375	$105,013	$(3,638)
Alternative revenue:
Weather normalization	3,981	(6,781)	10,762
Decoupling	(3,875)	(2,277)	(1,598)
Amortization of alternative revenue	437	1,063	(626)
Total residential NGD margin	101,918	97,018	4,900
Commercial:
Sales	38,241	45,186	(6,945)
Alternative revenue:
Weather normalization	1,187	(2,221)	3,408
Decoupling	(2,230)	(2,027)	(203)
Amortization of alternative revenue	28	(5,010)	5,038
Total commercial NGD margin	37,226	35,928	1,298
Total NGD margin	$139,144	$132,946	$6,198

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Residential and commercial margin increased
$6.2 million. The increase was driven by customer growth and new customer rates in Washington that took effect on November 1, 2019, partially offset by lower volumes due to 9% warmer than average weather in the current period compared to 9% colder than average weather in the prior period.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended March 31,		QTD Change
In thousands	2020	2019
Volumes (therms):
Industrial - firm sales	10,105	9,892	213
Industrial - firm transportation	49,988	50,366	(378)
Industrial - interruptible sales	14,697	13,784	913
Industrial - interruptible transportation	59,255	55,593	3,662
Total volumes	134,045	129,635	4,410
NGD margin:
Industrial - firm and interruptible sales	$3,317	$3,116	$201
Industrial - firm and interruptible transportation	5,265	5,440	(175)
Industrial - sales and transportation	$8,582	$8,556	$26

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Industrial sales and transportation margin was flat for the first quarter of 2020 compared to the prior period. While volumes increased 3%, prior period fee revenues from interruptible customers as a result of system restrictions did not occur to the same extent in the current period.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended March 31,		QTD Change
In thousands	2020	2019
Cost of gas	$108,595	$105,513	$3,082
Volumes sold (therms)(1)	311,674	341,779	(30,105)
Average cost of gas (cents per therm)	$0.35	$0.31	$0.04
Gain (loss) from gas cost incentive sharing(2)	$448	$(769)	$1,217

(1)	This calculation excludes volumes delivered to industrial transportation customers.

(2)
For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2019 Form 10-K.

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Cost of gas increased $3.1 million, or 3%, primarily due to customer growth and a 13% increase in average cost of gas consistent with higher gas costs in the PGA, partially offset by an 9% decrease in volumes sold driven by 9% warmer than average weather during the first quarter of 2020 as compared to 9% colder than average weather in the prior period.

Other Regulated Services
Other regulated services highlights include:

	Three Months Ended March 31,		QTD Change
In thousands	2020	2019
North Mist storage services	$4,866	$—	$4,866
Other services	60	58	2
Total other regulated services	$4,926	$58	$4,868

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Other regulated services margin increased $4.9 million primarily due to the commencement of storage services at the North Mist expansion facility in May 2019. See Note 6 for information regarding North Mist expansion lease accounting.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended March 31,		QTD Change
In thousands, except EPS data	2020	2019
NW Natural other - net income	$1,236	$2,689	$(1,453)
Other NW Holdings activity	(903)	(477)	(426)
NW Holdings other - net income	$333	$2,212	$(1,879)
EPS - NW Holdings - other	$0.01	$0.08	$(0.07)

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Other net income decreased $1.9 million at NW Holdings and decreased $1.5 million at NW Natural. The decrease at NW Natural was primarily due to lower revenues from non-NGD gas storage operations at Mist as a result of less favorable market conditions and higher operations and maintenance costs, partially offset by lower income taxes. The decrease at NW Holdings was driven by the decrease at NW Natural as well as an increase in interest expense due to various financings undertaken as a precaution to increase liquidity in response to the COVID-19 pandemic.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended March 31,		QTD
In thousands	2020	2019	Change
NW Natural	$46,256	$50,434	$(4,178)
Other NW Holdings operations and maintenance	2,665	1,048	1,617
NW Holdings	$48,921	$51,482	$(2,561)

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Operations and maintenance expense decreased by $2.6 million and $4.2 million at NW Holdings and NW Natural, respectively, primarily due to the following which occurred at NW Natural:

•
a $4.6 million decrease from 2019 pension expenses (service cost component) recognized due to the recovery of amounts in NW Natural's pension balancing account, which were primarily offset within NGD margin and income tax benefits and which did not recur in 2020;

•
a $3.9 million decrease from a 2019 regulatory pension disallowance (service cost component) as a result of the March 2019 OPUC order in the Oregon general rate case and which did not recur in 2020; partially offset by

•	a $1.0 million increase due to regulatory amortization of the pension balancing account, which began in April 2019 (service cost component) and is ongoing; and

•	a $3.2 million increase related to higher compensation and benefit costs as well as additional non-payroll expenses related to contractor services.

The $1.6 million increase in other NW Holdings operations and maintenance expense primarily reflects operating expenses from water companies that have been acquired.

Bad debt expense as a percent of revenues was 0.2% for the first three months of 2020 and 0.1% for the same period in 2019. The provision for uncollectible customer accounts was evaluated for its current expected credit losses following NW Holdings' and NW Natural's standard review process. For the period ended March 31, 2020, the provision was also evaluated for conditions and circumstances present due to the COVID-19 pandemic. See Note 2 for additional information.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above and Note 9 for more information regarding the pension balancing account.

Depreciation and Amortization
Depreciation and amortization highlights include:

	Three Months Ended March 31,		QTD
In thousands	2020	2019	Change
NW Natural	$24,190	$21,504	$2,686
Other NW Holdings depreciation and amortization	485	68	417
NW Holdings	$24,675	$21,572	$3,103

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Depreciation and amortization expense increased $3.1 million and $2.7 million at NW Holdings and NW Natural, respectively, primarily due to NGD plant additions and the North Mist gas storage facility that commenced operations and began depreciating in May 2019.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended March 31,		QTD
In thousands	2020	2019	Change
NW Natural other income (expense), net	$(3,563)	$(13,768)	$10,205
Other NW Holdings activity	(12)	21	(33)
NW Holdings other income (expense), net	$(3,575)	$(13,747)	$10,172

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Other income (expense), net increased $10.2 million for both NW Holdings and NW Natural. The increase was primarily due to the following factors:

•
a $7.9 million decrease from 2019 pension expenses (non-service cost component) recognized due to the recovery of amounts in NW Natural's pension balancing account, which were primarily offset within NGD margin and income tax benefits and which did not recur in 2020;

•
a $6.6 million decrease from a 2019 regulatory pension disallowance (non-service cost component) as a result of the March 2019 OPUC order in the Oregon general rate case which did not recur in 2020; partially offset by

•	a $1.8 million decrease due to the regulatory amortization of the remaining pension balancing account deferral, which began in April 2019 and is ongoing; and,

•
a $3.5 million decrease in regulatory interest income, of which $3.8 million is related to the 2019 realization of the equity interest component of financing costs accrued on the pension balancing account as recovery of the deferral began in March 2019.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above and Note 9 for more information regarding the pension balancing account.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended March 31,		QTD
In thousands	2020	2019	Change
NW Natural	$9,861	$10,133	$(272)
Other NW Holdings interest expense, net	607	72	535
NW Holdings	$10,468	$10,205	$263

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Interest expense, net increased $0.3 million and decreased $0.3 million at NW Holdings and NW Natural, respectively, primarily due to a decrease of $0.6 million in NGD commercial paper interest expense from lower commercial paper balances and a $0.2 million decrease in other interest, offset by a $0.5 million decrease in the debt portion of AFUDC due to the placement of the North Mist expansion project into service in May 2019. The $0.5 million increase in other NW Holdings is due to various financings undertaken to shore up liquidity in response to the COVID-19 pandemic.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended March 31,		QTD
In thousands	2020	2019	Change
NW Holdings income tax expense	$14,127	$8,675	$5,452
NW Natural income tax expense	$14,418	$8,848	$5,570

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Income tax expense increased $5.5 million and $5.6 million at NW Holdings and NW Natural, respectively. The increase in income tax expense is primarily the result of higher pretax income in the current period. The prior period also included an income tax benefit related to the regulatory pension disallowance pursuant to the March 2019 OPUC order.

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

The decision approving the transaction was issued by the CPUC in December, 2019 and the transaction is subject to other customary closing conditions and covenants, including the requirement that all of the representations and warranties be true and correct as of the closing date except, as would not, in the case of certain representations and warranties, be reasonably expected to have a material adverse effect on Gill Ranch. The Sale Agreement, as amended, was subject to termination by either party if the transaction had not closed by March 31, 2020. On March 20, 2020, NWN Gas Storage and the buyer amended the Sale Agreement to change the date after which the Sale Agreement would be subject to termination by either party from March 31, 2020 to May 15, 2020. We continue to strive to close this transaction.
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

NW Holdings' consolidated capital structure was as follows:

	March 31,		December 31,
	2020	2019	2019
Common equity	48.6%	51.9%	49.6%
Long-term debt (including current maturities)	51.4	48.1	50.4
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure was as follows:

	March 31,		December 31,
	2020	2019	2019
Common equity	48.3%	50.4%	49.3%
Long-term debt (including current maturities)	51.7	49.6	50.7
Total	100.0%	100.0%	100.0%

Including short-term debt balances, as of March 31, 2020 and 2019, and December 31, 2019, NW Holdings' consolidated capital structure included common equity of 37.5%, 46.5% and 45.7%; long-term debt of 39.6%, 37.0% and 42.5%; and short-term debt including current maturities of long-term debt of 22.9%, 16.5% and 11.8%, respectively. As of March 31, 2020 and 2019, and December 31, 2019, NW Natural's consolidated capital structure included common equity of 38.6%, 45.1%, and 45.9%; long-term debt of 41.2%, 38.0% and 42.9%; and short-term debt including current maturities of long-term debt of 20.2%, 16.9%, and 11.2%, respectively.

Liquidity and Capital Resources
At March 31, 2020 and 2019, NW Holdings had approximately $471.1 million and $12.8 million, and NW Natural had approximately $432.3 million and $6.8 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive.

As the COVID-19 pandemic developed, in early to mid-March, markets displayed significant volatility. In response to that volatility and possible implications for the availability of access to the capital markets, NW Natural and NW Holdings undertook a number of measures to increase cash on hand to ensure ample liquidity. On March 20, 2020, NW Natural borrowed $122.0 million under its multi-year credit facility, which was not backing commercial paper. On March 23, 2020, NW Natural entered into a $150.0 million, 364-day term loan credit agreement, and borrowed the full amount on closing. On March 31, 2020, NW Natural issued and sold $150.0 million aggregate principal amount of 3.60% First Mortgage Bonds. Similarly, on March 20, 2020, NW Holdings borrowed $35.0 million under its multi-year credit facility. These actions were taken as a precaution to support sufficient cash on hand under a variety of financial sector circumstances that could develop. Including these borrowings, NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs. At March 31, 2020, NW Holdings had approximately $471.1 million of cash on hand on a consolidated basis, and NW Natural, on a standalone basis, had approximately $432.3 million of cash on hand.

NW Holdings
For NW Holdings, short-term liquidity is primarily provided by cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities. NW Holdings also has a universal shelf registration statement filed with the SEC for the issuance of debt and equity securities. NW Holding's long-term debt, if any, and equity issuances are primarily used to provide equity contributions to NW Holdings’ operating subsidiaries for operating and capital expenditures and other corporate purposes. NW Holdings' issuance of securities is not subject to regulation by state public utility commissions, but the dividends from NW Natural to NW Holdings are subject to regulatory ring-fencing provisions. NW Holdings is a guarantor of its wholly owned subsidiary, NWN Water's $35.0 million two-year term loan agreement. See "Long-Term Debt" below for more information regarding NWN Water's debt.

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

Additionally, if NW Natural’s common equity (excluding goodwill and equity associated with non-regulated assets), on a preceding or projected 13-month average basis, is less than 46% of NW Natural’s capital structure not including short-term debt, NW Natural is required to notify the OPUC, and if the common equity ratio falls below 44%, file a plan with the OPUC to restore its equity ratio to 44%. This condition is designed to ensure NW Natural continues to be adequately capitalized under the holding company structure. Under the WUTC order, the average common equity ratio must not exceed 56%.

Based on several factors, including current cash reserves, committed credit facilities, its ability to receive dividends from its operating subsidiaries, in particular NW Natural, and an expected ability to issue long-term debt and equity securities in the capital markets, NW Holdings believes its liquidity is sufficient to meet anticipated near-term cash requirements, including all contractual obligations, investing, and financing activities as discussed in "Cash Flows" below.

At March 31, 2020, NW Natural satisfied the ring-fencing provisions described above.

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

Based on its current debt ratings (see "Credit Ratings" below), NW Natural has been able to issue commercial paper and long-term debt at attractive rates and generally has not needed to borrow or issue letters of credit from its back-up credit facility. In the event NW Natural is not able to issue new debt due to adverse market conditions or other reasons, NW Natural expects that near-term liquidity needs can be met using internal cash flows, issuing commercial paper, receiving equity contributions from NW Holdings, or, for the NGD segment, drawing upon a committed credit facility. NW Natural also has a universal shelf registration statement filed with the SEC for the issuance of secured and unsecured debt securities. As previously described, NW Natural drew on its credit facility, secured a term loan, and issued FMBs to ensure ample liquidity during market volatility resulting from the COVID-19 pandemic.

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at March 31, 2020. If the credit risk-related contingent features underlying these contracts were triggered on March 31, 2020, assuming NW Natural's long-term debt ratings dropped to non-investment grade levels, it could have been required to post $2.1 million in collateral with counterparties. See "Credit Ratings" below and Note 15.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include pension contribution requirements and environmental expenditures. For additional information, see Part II, Item 7 "Financial Condition" in the 2019 Form 10-K.

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

On March 23, 2020, Northwest Natural Gas Company (NW Natural) entered into a $150.0 million 364-day term loan credit agreement. NW Natural borrowed the full amount thereunder. The proceeds of which are expected to be used for general corporate purposes and to provide additional liquidity. All principal and unpaid interest under the Term Loan is due and payable on March 22, 2021. NW Natural may prepay the principal and interest, and amounts prepaid may not be reborrowed. The Term Loan requires that NW Natural maintain credit ratings with Standard & Poor’s and Moody’s Investor Services. A change in NW Natural’s debt ratings may result in a change to the interest rate on the Term Loan but is not an event of default. The Term Loan requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. NW Natural was in compliance with the covenant requiring the maintenance of an indebtedness to total capitalization ratio as of March 31, 2020 with a consolidated indebtedness to total capitalization ratio of 61.4%.

At March 31, 2020 and 2019, NW Holdings had short-term debt outstanding of $550.0 million and $176.4 million, respectively. At March 31, 2020 and 2019, NW Natural had short-term debt outstanding of $450.0 million and $176.3 million, respectively. The weighted average interest rate on short-term debt outstanding at March 31, 2020 was 2.0% and 1.7% at NW Holdings and NW Natural, respectively.

Credit Agreements
NW Holdings
NW Holdings has a $100 million credit agreement, with a feature that allows it to request increases in the total commitment amount up to a maximum of $150 million. The maturity date of the agreement is October 2, 2023, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2020 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$100
Total	$100

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings, and because NW Holding has fully drawn $100.0 million under this credit facility.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at March 31, 2020 and 2019, with consolidated indebtedness to total capitalization ratios of 62.5% and 53.5%, respectively.

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

NW Natural
NW Natural has a $300 million credit agreement, with a feature that allows it to request increases in the total commitment amount up to a maximum of $450 million. The maturity date of the agreement is October 2, 2023, with an available extension of commitments for two additional one-year periods, subject to lender approval.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2020 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$300
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. In addition, as of March 31, 2020, NW Natural had borrowed $227.0 million under this credit facility.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at March 31, 2019. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at March 31, 2020 and 2019, with consolidated indebtedness to total capitalization ratios of 61.4% and 54.9%, respectively.

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

LONG-TERM DEBT. In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a new two-year term loan agreement for $35.0 million. The loan carried an interest rate of 1.82% at March 31, 2020, which is based upon the three-month LIBOR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at March 31, 2020, with a consolidated indebtedness to total capitalization ratio of 62.5%.

At March 31, 2020, NW Holdings and NW Natural had long-term debt outstanding of $954.2 million and $917.1 million, respectively, which included $7.6 million of unamortized debt issuance costs at NW Natural. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2021 through 2050, interest rates ranging from 2.822% to 9.050%, and a weighted average interest rate of 4.598%.

In February 2020, NW Natural retired $75.0 million of FMBs with an interest rate of 5.37%. No other long-term debt was retired during the three months ended March 31, 2020. In March 2020, NW Natural issued $150.0 million of FMBs with an interest rate of 3.60%, due in 2050. No other long-term debt is scheduled to mature over the next twelve months as of March 31, 2020,

See Part II, Item 7, "Financial Condition—Contractual Obligations" in the 2019 Form 10-K for long-term debt maturing over the next five years.

BANKRUPTCY RING-FENCING RESTRICTIONS. As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of March 31, 2020. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows

Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Three Months Ended March 31,
In thousands	2020	2019	QTD Change
NW Holdings cash provided by operating activities	$102,863	$104,794	$(1,931)
NW Natural cash provided by operating activities	$104,062	$104,703	$(641)

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. The significant factors contributing to the $1.9 million and $0.6 million decrease in cash flows provided by operating activities at NW Holdings and NW Natural. The primary drivers for both registrants included a net decrease of $9.6 million in net deferred gas costs as the actual costs during the 2019-20 winter season were in line with estimates embedded in the PGA as opposed to gas costs in the 2018-19 winter season that were 14% above PGA estimates, partially offset by, a net increase of $9.1 million from associated receivables, inventories, and accounts payable, reflecting lower working capital requirements as overall gas deliveries were down in the current period due to 9% warmer than average weather in 2020 compared to 9% colder than average weather in 2019.

Additionally, during the three months ended March 31, 2020, NW Natural contributed $3.2 million to the NGD segment's qualified defined benefit pension plan, compared to $1.5 million for the same period in 2019. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 9.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For additional information, see Part II, Item 7 "Financial Condition—Contractual Obligations" and Note 17 in the 2019 Form 10-K.

Investing Activities
Investing activity highlights include:

	Three Months Ended March 31,
In thousands	2020	2019	QTD Change
NW Holdings cash used in investing activities	$(101,429)	$(51,056)	$(50,373)
NW Natural cash used in investing activities	$(61,640)	$(50,649)	$(10,991)

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Cash used in investing activities increased $50.4 million at NW Holdings and increased $11.0 million at NW Natural. The increase at NW Natural was primarily due to higher capital expenditures related to system replacements and enhancements and information technology projects. The additional increase at NW Holdings was due to $37.9 million in expenditures for water and wastewater utility acquisitions, net of cash acquired, in 2020 as there were no acquisitions completed during the first quarter of 2019.

NW Holdings' capital expenditures in 2020 are anticipated to be between $240 million and $280 million, of which between $230 million and $270 million are anticipated to occur at the NGD business. NW Holdings' largest subsidiary, NW Natural, expects to make a significant level of investments in its NGD segment in 2020 and through 2024. Over the five-year period from 2020 to 2024, the NGD segment is expected to invest $950 million to $1.1 billion in capital expenditures to support system reliability, customer growth, and operate effective technology for the business. NW Holdings' wholly owned water subsidiaries expect to invest in their facilities to support growth and upgrade their systems with $30 million to $40 million expected to be invested from 2020 to 2024. NW Holdings expects an immaterial amount of non-NGD capital investments for Gill Ranch and other activities in 2020 and through 2024.

Investments in our infrastructure during and after 2020 will depend largely on additional regulations, growth, and expansion opportunities.

Required funds for the investments are expected to be internally generated and/or financed with long-term debt or equity, as appropriate.

Financing Activities
Financing activity highlights include:

	Three Months Ended March 31,
In thousands	2020	2019	QTD Change
NW Holdings cash provided by financing activities	$459,997	$(53,554)	$513,551
NW Holdings change in short-term debt & proceeds from term loan	400,900	(41,229)	442,129
NW Holdings change in long-term debt	75,000	—	75,000
NW Natural cash provided by financing activities	$383,914	$(55,168)	$439,082
NW Natural change in short-term debt & proceeds from term loan	324,900	(41,200)	366,100
NW Natural change in long-term debt	75,000	—	75,000

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019. Cash provided by financing activities increased $513.6 million and increased $439.1 million at NW Holdings and NW Natural, respectively.

The increase in cash provided by financing activities at NW Natural was primarily driven by $366.1 million in higher borrowings on short-term debt facilities and long-term FMBs issued as a precaution to increase liquidity in response to the COVID-19 pandemic, partially offset by the retirement of $75 million in long term debt during the first quarter of 2020.

The additional increase in cash provided by financing activities at NW Holdings was primarily due to additional draws on NW Holdings' credit facility undertaken as a precaution to increase liquidity in response to the COVID-19 pandemic as well as to finance the water and wastewater utility acquisitions that closed during the first quarter of 2020.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2019 Form 10-K. At March 31, 2020, NW Natural's total estimated liability related to environmental sites is $130.3 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in the 2019 Form 10-K and Note 16.

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

There have been no material changes to the information provided in the 2019 Form 10-K with respect to the application of critical accounting policies and estimates. See Part II, Item 7, "Application of Critical Accounting Policies and Estimates," in the 2019 Form 10-K. NW Holdings and NW Natural reviewed our critical accounting policies and estimates in light of the current COVID-19 pandemic and identified no significant changes to those policies and estimates were required. See Note 2 for the areas that had immaterial impacts due to COVID-19.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. This section describes NW Holdings' and NW Natural's exposure to these risks, as applicable. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the three months ended March 31, 2020. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2019 Form 10-K.

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

There have been no changes in NW Natural's or NW Holdings' internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 16 and those proceedings disclosed and incorporated by reference in Part I, Item 3, “Legal Proceedings” in the 2019 Form 10-K, we have only nonmaterial litigation, or litigation that occurs in the ordinary course of our business.

ITEM 1A. RISK FACTORS

The following additional risk factors are provided to update and supplement the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2019 Annual Report on Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

PUBLIC HEALTH RISK. The recent novel coronavirus (COVID-19) pandemic is widespread, severe and unpredictable. The continuation of this outbreak and the resulting economic conditions, or the emergence of other epidemic or pandemic crises, could materially and adversely affect NW Holdings’ and NW Natural’s business, results of operations, or financial condition.

The novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has resulted in widespread and severe global, national and local economic and societal disruptions. In late March, the Governors of Oregon and Washington issued “stay at home” executive orders requiring the closure of “non-essential” business and modifications to certain “essential” businesses. While most of NW Natural’s services are considered “essential” under existing executive orders, there is no guarantee they will continue to be classified as such. Additionally, while we have undertaken emergency response command structures and protocols, they may not be sufficient to adequately mitigate the effects of COVID-19 on our operations. Although as of March 31, 2020, our financial condition and results of operations had not been materially impacted as a result of the COVID-19 outbreak, the situation is rapidly evolving and dynamic and could ultimately adversely affect our business by, among other things:

• disrupting our access to capital markets or increasing costs of capital affecting our liquidity in the future;

• reducing demand for natural gas, particularly from commercial and industrial customers that may be considered “non-essential” businesses under current or future executive orders or other governmental action, or that are suffering slow-downs or ultimately close completely due to COVID-19 effects;

• reducing customer growth and new meter additions due to less economic, construction or conversion activity;

• subjecting us to legislative or prolonged administrative action that limits our ability to collect on overdue accounts or disconnect gas service for nonpayment, beyond a period of time acceptable to us;

• increasing our operating costs for emergency supplies, personal protective equipment, cleaning services and supplies, remote technology and other specific needs during this crisis;

• impacting our capital expenditures if construction activities are deemed “non-essential” services and suspended or delayed;

• sickening or causing a mandatory quarantine of a large percentage of our workforce, or key workgroups with specialized skill sets, impairing our ability to perform key business functions or execute our business continuity plans;

• adversely affecting the asset values of NW Natural’s defined benefit pension plan or causing a failure to maintain sustained growth in pension investments over time, increasing our contribution requirements;

• limiting or curtailing entirely, public utility commissions’ ability to approve or authorize applications or other requests we may make with respect to our regulated businesses;

• impairing the functioning of our supply chain or ability to rely on third parties or business partners; and

• creating additional cybersecurity vulnerabilities due to heavy reliance on remote working in our business continuity model.

Additionally, the effects of COVID-19 could create prolonged unfavorable economic conditions, slowed economic growth, or an economic recession that may result in or be accompanied by unprecedented unemployment rates and declines in the value of homes and investment assets, adversely affecting the income and financial resources of many domestic households and businesses. It is unclear whether governmental responses to these conditions will lessen the severity or duration of any economic downturn. Our operational and financial results would likely be affected by such economic conditions. Less new housing construction, fewer conversions to natural gas, higher levels of residential foreclosures and vacancies, and personal and business bankruptcies or reduced spending could all negatively affect our financial condition and results of operations.

These and other impacts of COVID-19 or other global or regional health pandemics, epidemics or similar public health threats could also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors,” of our 2019 Annual Report on Form 10-K and the other reports we file from time to time with the SEC. The ultimate impact of COVID-19 on our business cannot be predicted and will depend on factors beyond our knowledge or control, including the duration and severity of the outbreak and resulting economic downturn, actions taken to contain the outbreak and mitigate its public health effects, and the extent to which normal economic and operating conditions can resume and when they might do so. Any of these factors could have an adverse effect on our business, outlook, financial condition, and results of operations and cash flows, which could be significant.

ENVIRONMENTAL REGULATION COMPLIANCE RISK. NW Holdings and NW Natural are subject to environmental regulations for our ongoing businesses, compliance with which could adversely affect our operations or financial results.

NW Holdings and NW Natural are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local governmental authorities relating to protection of the environment, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and waste, groundwater quality and availability, plant and wildlife protection, and other aspects of environmental regulation. For example, our natural gas operations are subject to reporting requirements to the Environmental Protection Agency (EPA) and the Oregon Department of Environmental Quality (ODEQ) regarding greenhouse gas emissions. Additionally, on March 10, 2020, the governor of Oregon issued an executive order establishing greenhouse gas (GHG) emissions reduction goals of at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050 and directing state agencies and commissions to facilitate such GHG emission goals. Although the order does not specifically direct actions of natural gas distribution businesses, the OPUC is directed to prioritize proceedings and activities that advance decarbonization in the utility sector, mitigate energy burden experienced by utility customers and ensure system reliability and resource adequacy. The executive order also directs other agencies to cap and reduce GHG emissions from transportation fuels and all other liquid and gaseous fuels, including natural gas, adopt building energy efficiency goals for new building construction, reduce methane gas emissions from landfills and food waste, and submit a proposal for adoption of state goals for carbon sequestration and storage by Oregon’s forest, wetlands and agricultural lands. At this time, we are unable to predict the impact, if any, of the executive order on NW Natural. As an executive order, any implementation is reliant on state agency rule-making. The scope and content of any state commission or agency rules, as well as the time to propose, adopt and implement any such rules, has not been determined. These and other current and future additional environmental regulations could result in increased compliance costs or additional operating restrictions, which may or may not be recoverable in customer rates or through insurance. If these costs are not recoverable, or if these regulations reduce the desirability or cost-competitiveness of natural gas, they could have an adverse effect on NW Holdings’ or NW Natural’s operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
01/01/20-01/31/20	—	$—	—	—
02/01/20-02/29/20	—	—	—	—
03/01/20-03/31/20	7,816	66.38	—	—
Total	7,816	66.38	2,124,528	$16,732,648

(1)
During the quarter ended March 31, 2020, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. However, 7,816 shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs. During the quarter ended March 31, 2020, no shares of NW Holdings common stock were accepted as payment for stock option exercises pursuant to the NW Natural Restated Stock Option Plan.

(2)
During the quarter ended March 31, 2020, no shares of NW Holdings common stock were repurchased pursuant to the Board-Approved share repurchase program. In May 2019, we received NW Holdings Board Approval to extend the repurchase program through May 2022. For more information on this program, refer to Note 5 in the 2019 Form 10-K, and the Form 8-K filed by NW Holdings and NW Natural on May 30, 2019.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2020

Exhibit Index
Exhibit Number	Document
3.1	Amended and Restated Bylaws of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated April 7, 2020, File No. 1-38681).

3.2	Amended and Restated Bylaws of Northwest Natural Gas Company (incorporated by reference to Exhibit 3.2 to the Form 8-K dated April 7, 2020, File No. 1-38681).

4.1
Credit Agreement, dated as of March 23, 2020, among Northwest Natural Gas Company and the lenders party thereto, with U.S. Bank National Association as administrative agent (incorporated by reference to Exhibit 4.1 to the Form 8-K dated March 24, 2020, File No. 1-38681).

10.1
Letter Agreement, dated March 20, 2020, between NW Natural Gas Storage LLC and SENSA Holdings LLC, amending the Purchase and Sale Agreement, dated June 28, 2018, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 24, 2020, File No. 1-38681).

10.2	Fifth Amendment to Purchase and Sale Agreement, dated April 29, 2020, between NW Natural Gas Storage, LLC and SENSA Holdings LLC.

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104.	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.
* Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certification is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	May 8, 2020
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	May 8, 2020
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller