Form 10-Q
period 2020-06-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2020-08-10
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

At August 3, 2020, 30,547,293 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.

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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to the safe harbors created by such Act. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

•	plans, projections and predictions;

•	objectives, goals or strategies;

•	assumptions, generalizations and estimates;

•	ongoing continuation of past practices or patterns;

•	future events or performance;

•	trends;

•	risks;

•	uncertainties;

•	timing and cyclicality;

•	economic conditions;

•	earnings and dividends;

•	capital expenditures and allocation;

•	capital markets or loss of capital;

•	capital or organizational structure;

•	climate change and our role in a low-carbon, renewable-energy future;

•	growth;

•	customer rates;

•	illness or quarantine;

•	labor relations and workforce succession;

•	commodity costs;

•	desirability and cost competitiveness of natural gas;

•	gas reserves;

•	operational performance and costs;

•	energy policy, infrastructure and preferences;

•	public policy approach and involvement;

•	efficacy of derivatives and hedges;

•	liquidity, financial positions, and planned securities issuances;

•	valuations;

•	project and program development, expansion, or investment;

•	business development efforts, including acquisitions and integration thereof;

•	implementation and execution of our water strategy;

•	pipeline capacity, demand, location, and reliability;

•	adequacy of property rights and operations center development;

•	technology implementation and cybersecurity practices;

•	competition;

•	procurement and development of gas (including renewable natural gas) and water supplies;

•	estimated expenditures, supply chain and third party availability and impairment;

•	costs of compliance;

•	customers bypassing our infrastructure;

•	credit exposures;

•	uncollectible account amounts;

•	rate or regulatory outcomes, recovery or refunds, and the availability of public utility commissions to take action;

•	impacts or changes of executive orders, laws, rules and regulations;

•	tax liabilities or refunds, including effects of tax legislation;

•	levels and pricing of gas storage contracts and gas storage markets;

•	outcomes, timing and effects of potential claims, litigation, regulatory actions, and other administrative matters;

•	projected obligations, expectations and treatment with respect to retirement plans;

•	effects of projections related to, and our ability to mitigate the effects of, the novel coronavirus (COVID-19) and the economic conditions resulting therefrom;

•	disruptions caused by social unrest, including related protests or disturbances;

•	availability, adequacy, and shift in mix, of gas and water supplies;

•	effects of new or anticipated changes in critical accounting policies or estimates;

•	approval and adequacy of regulatory deferrals;

•	effects and efficacy of regulatory mechanisms; and

•	environmental, regulatory, litigation and insurance costs and recoveries, and timing thereof.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2020	2019	2020	2019

Operating revenues	$134,971	$123,443	$420,122	$408,791

Operating expenses:
Cost of gas	41,210	35,107	149,748	140,564
Operations and maintenance	43,983	39,486	92,904	90,968
Environmental remediation	1,622	(2,656)	5,627	6,291
General taxes	8,373	7,879	18,268	16,906
Revenue taxes	4,454	4,496	16,197	16,422
Depreciation and amortization	25,836	22,387	50,511	43,959
Other operating expenses	551	646	1,479	1,538
Total operating expenses	126,029	107,345	334,734	316,648
Income from operations	8,942	16,098	85,388	92,143
Other income (expense), net	(3,040)	(2,768)	(6,615)	(16,515)
Interest expense, net	12,706	10,654	23,174	20,859
Income (loss) before income taxes	(6,804)	2,676	55,599	54,769
Income tax expense (benefit)	(1,672)	625	12,455	9,300
Net income (loss) from continuing operations	(5,132)	2,051	43,144	45,469
Income (loss) from discontinued operations, net of tax	280	(956)	(498)	(1,173)
Net income (loss)	(4,852)	1,095	42,646	44,296
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $58 and $41 for the three months ended and $116 and $82 for the six months ended June 30, 2020 and 2019, respectively	160	115	320	230
Comprehensive income (loss)	$(4,692)	$1,210	$42,966	$44,526
Average common shares outstanding:
Basic	30,537	29,337	30,514	29,123
Diluted	30,537	29,394	30,559	29,186
Earnings (loss) from continuing operations per share of common stock:
Basic	$(0.17)	$0.07	$1.41	$1.56
Diluted	(0.17)	0.07	1.41	1.56
Earnings (loss) from discontinued operations per share of common stock:
Basic	$0.01	$(0.03)	$(0.01)	$(0.04)
Diluted	0.01	(0.03)	(0.01)	(0.04)
Earnings (loss) per share of common stock:
Basic	$(0.16)	$0.04	$1.40	$1.52
Diluted	(0.16)	0.04	1.40	1.52

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2020	2019	2019

Assets:
Current assets:
Cash and cash equivalents	$137,057	$60,885	$9,648
Accounts receivable	35,196	42,670	67,137
Accrued unbilled revenue	15,393	14,840	56,192
Allowance for uncollectible accounts	(1,592)	(814)	(673)
Regulatory assets	30,021	46,688	41,929
Derivative instruments	5,996	2,186	6,802
Inventories	44,009	23,100	43,985
Gas reserves	13,646	17,206	15,278
Income taxes receivable	—	—	256
Other current assets	20,318	18,296	38,004
Discontinued operations current assets (Note 17)	16,392	14,001	15,134
Total current assets	316,436	239,058	293,692
Non-current assets:
Property, plant, and equipment	3,608,902	3,355,811	3,476,746
Less: Accumulated depreciation	1,062,299	1,016,185	1,037,847
Total property, plant, and equipment, net	2,546,603	2,339,626	2,438,899
Gas reserves	41,459	56,171	48,394
Regulatory assets	324,358	318,340	343,146
Derivative instruments	3,958	670	3,337
Other investments	62,130	62,815	63,333
Operating lease right of use asset	78,566	5,013	2,950
Assets under sales-type leases	146,208	148,886	146,310
Goodwill	70,183	49,393	49,929
Other non-current assets	51,446	18,159	38,464
Total non-current assets	3,324,911	2,999,073	3,134,762
Total assets	$3,641,347	$3,238,131	$3,428,454

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands, including share information	2020	2019	2019

Liabilities and equity:
Current liabilities:
Short-term debt	$233,000	$20,080	$149,100
Current maturities of long-term debt	35,209	104,396	75,109
Accounts payable	79,903	76,429	113,370
Taxes accrued	18,535	7,003	11,971
Interest accrued	7,234	7,826	7,451
Regulatory liabilities	41,126	32,484	44,657
Derivative instruments	3,067	4,650	2,000
Operating lease liabilities	931	4,271	2,101
Other current liabilities	54,323	36,612	62,705
Discontinued operations current liabilities (Note 17)	13,574	13,279	13,709
Total current liabilities	486,902	307,030	482,173
Long-term debt	918,887	806,001	805,955
Deferred credits and other non-current liabilities:
Deferred tax liabilities	297,995	292,791	295,643
Regulatory liabilities	632,400	605,036	625,717
Pension and other postretirement benefit liabilities	218,493	217,909	228,129
Derivative instruments	1,658	2,062	609
Operating lease liabilities	80,159	721	841
Other non-current liabilities	120,852	129,835	123,388
Total deferred credits and other non-current liabilities	1,351,557	1,248,354	1,274,327
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 30,546, 30,422, and 30,472 at June 30, 2020 and 2019, and December 31, 2019, respectively	562,766	555,052	558,282
Retained earnings	331,648	330,018	318,450
Accumulated other comprehensive loss	(10,413)	(8,324)	(10,733)
Total equity	884,001	876,746	865,999
Total liabilities and equity	$3,641,347	$3,238,131	$3,428,454

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total shareholders' equity, beginning balances	$901,741	$794,227	$865,999	$762,634

Common stock:
Beginning balances	561,264	459,932	558,282	457,640
Stock-based compensation	254	579	3,632	1,824
Shares issued pursuant to equity-based plans, net of shares withheld for taxes	1,248	1,589	858	2,636
2019 stock issuance and costs	—	92,952	(6)	92,952
Ending balances	562,766	555,052	562,766	555,052

Retained earnings:
Beginning balances	351,050	342,734	318,450	312,182
Net income (loss)	(4,852)	1,095	42,646	44,296
Dividends on common stock	(14,550)	(13,811)	(29,448)	(27,826)
Reclassification of tax effects from the TCJA	—	—	—	1,366
Ending balances	331,648	330,018	331,648	330,018

Accumulated other comprehensive income (loss):
Beginning balances	(10,573)	(8,439)	(10,733)	(7,188)
Other comprehensive income	160	115	320	230
Reclassification of tax effects from the TCJA	—	—	—	(1,366)
Ending balances	(10,413)	(8,324)	(10,413)	(8,324)

Total shareholders' equity, ending balances	$884,001	$876,746	$884,001	$876,746

Dividends per share of common stock	$0.4775	$0.4750	$0.9550	$0.9500

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2020	2019

Operating activities:
Net income	$42,646	$44,296
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	50,511	43,959
Regulatory amortization of gas reserves	8,567	9,467
Deferred income taxes	(2,004)	5,917
Qualified defined benefit pension plan expense	8,892	6,988
Contributions to qualified defined benefit pension plans	(8,470)	(4,650)
Deferred environmental expenditures, net	(9,897)	(7,148)
Amortization of environmental remediation	5,627	6,291
Regulatory revenue recovery deferral from the TCJA	—	639
Regulatory disallowance of pension costs	—	10,500
Other	(5,931)	6,282
Changes in assets and liabilities:
Receivables, net	73,954	69,036
Inventories	(52)	14,929
Income and other taxes	20,966	16,300
Accounts payable	(18,919)	(27,843)
Interest accrued	(217)	520
Deferred gas costs	115	(44,850)
Decoupling mechanism	4,281	8,635
Other, net	(9,976)	(4,797)
Discontinued operations	(547)	638
Cash provided by operating activities	159,546	155,109
Investing activities:
Capital expenditures	(122,282)	(91,147)
Acquisitions, net of cash acquired	(37,940)	(55,811)
Leasehold improvement expenditures	(7,519)	(3,797)
Proceeds from the sale of assets	7,905	250
Other	263	(1,842)
Discontinued operations	(846)	(1,050)
Cash used in investing activities	(160,419)	(153,397)
Financing activities:
Proceeds from stock options exercised	—	1,723
Proceeds from common stock issued	68	93,182
Long-term debt issued	150,000	175,000
Long-term debt retired	(75,000)	—
Proceeds from term loan due within one year	150,000	—
Change in short-term debt	(66,100)	(197,540)
Cash dividend payments on common stock	(27,679)	(25,916)
Other	(3,007)	91
Cash provided by financing activities	128,282	46,540
Increase in cash and cash equivalents	127,409	48,252
Cash and cash equivalents, beginning of period	9,648	12,633
Cash and cash equivalents, end of period	$137,057	$60,885

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$23,156	$19,725
Income taxes paid (refunded), net	544	(6,095)
See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019

Operating revenues	$131,157	$122,242	$413,686	$407,088

Operating expenses:
Cost of gas	41,265	35,163	149,860	140,676
Operations and maintenance	41,198	37,292	87,454	87,726
Environmental remediation	1,622	(2,656)	5,627	6,291
General taxes	8,211	7,826	18,010	16,814
Revenue taxes	4,454	4,496	16,197	16,422
Depreciation and amortization	24,986	22,243	49,176	43,747
Other operating expenses	522	638	1,442	1,528
Total operating expenses	122,258	105,002	327,766	313,204
Income from operations	8,899	17,240	85,920	93,884
Other income (expense), net	(3,179)	(2,814)	(6,742)	(16,582)
Interest expense, net	11,851	10,387	21,712	20,520
Income (loss) before income taxes	(6,131)	4,039	57,466	56,782
Income tax expense (benefit)	(1,419)	985	12,999	9,833
Net income (loss)	(4,712)	3,054	44,467	46,949
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $58 and $41 for the three months ended and $116 and $82 for the six months ended June 30, 2020 and 2019, respectively	160	115	320	230
Comprehensive income (loss)	$(4,552)	$3,169	$44,787	$47,179

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2020	2019	2019

Assets:
Current assets:
Cash and cash equivalents	$120,284	$57,864	$5,919
Accounts receivable	33,985	42,180	66,823
Accrued unbilled revenue	15,236	14,730	56,139
Receivables from affiliates	563	289	787
Allowance for uncollectible accounts	(1,591)	(812)	(672)
Regulatory assets	30,021	46,688	41,929
Derivative instruments	5,996	2,186	6,802
Inventories	43,619	22,999	43,896
Gas reserves	13,646	17,206	15,278
Other current assets	20,287	18,259	33,258
Total current assets	282,046	221,589	270,159
Non-current assets:
Property, plant, and equipment	3,564,707	3,337,005	3,456,075
Less: Accumulated depreciation	1,059,760	1,015,761	1,036,593
Total property, plant, and equipment, net	2,504,947	2,321,244	2,419,482
Gas reserves	41,459	56,171	48,394
Regulatory assets	324,320	318,340	343,146
Derivative instruments	3,958	670	3,337
Other investments	48,673	49,281	49,837
Operating lease right of use asset	78,464	4,797	2,760
Assets under sales-type leases	146,208	148,886	146,310
Other non-current assets	50,629	17,715	38,062
Total non-current assets	3,198,658	2,917,104	3,051,328
Total assets	$3,480,704	$3,138,693	$3,321,487

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2020	2019	2019

Liabilities and equity:
Current liabilities:
Short-term debt	$153,000	$—	$125,100
Current maturities of long-term debt	—	104,359	74,907
Accounts payable	77,993	74,918	111,641
Payables to affiliates	18,450	6,878	1,546
Taxes accrued	7,376	6,903	11,717
Interest accrued	7,156	7,675	7,441
Regulatory liabilities	41,126	32,484	44,657
Derivative instruments	3,067	4,650	2,000
Operating lease liabilities	868	4,141	1,979
Other current liabilities	52,939	35,113	61,438
Total current liabilities	361,975	277,121	442,426
Long-term debt	917,012	768,947	769,081
Deferred credits and other non-current liabilities:
Deferred tax liabilities	309,977	307,133	309,297
Regulatory liabilities	631,531	605,036	625,717
Pension and other postretirement benefit liabilities	218,493	217,909	228,129
Derivative instruments	1,658	2,062	609
Operating lease liabilities	80,120	634	772
Other non-current liabilities	120,569	129,736	123,260
Total deferred credits and other non-current liabilities	1,362,348	1,262,510	1,287,784
Commitments and contingencies (Note 16)
Equity:
Common stock	319,557	319,634	319,557
Retained earnings	530,225	518,805	513,372
Accumulated other comprehensive loss	(10,413)	(8,324)	(10,733)
Total equity	839,369	830,115	822,196
Total liabilities and equity	$3,480,704	$3,138,693	$3,321,487

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total shareholder's equity, beginning balances	$857,739	$746,743	$822,196	$715,668

Common stock:
Beginning balances	319,557	226,452	319,557	226,452
Capital contribution from parent	—	93,182	—	93,182
Common stock	319,557	319,634	319,557	319,634

Retained earnings:
Beginning balances	548,755	528,730	513,372	496,404
Net income (loss)	(4,712)	3,054	44,467	46,949
Dividends on common stock	(13,818)	(12,979)	(27,614)	(25,914)
Reclassification of tax effects from the TCJA	—	—	—	1,366
Ending balances	530,225	518,805	530,225	518,805

Accumulated other comprehensive income (loss):
Beginning balances	(10,573)	(8,439)	(10,733)	(7,188)
Other comprehensive income	160	115	320	230
Reclassification of tax effects from the TCJA	—	—	—	(1,366)
Ending balances	(10,413)	(8,324)	(10,413)	(8,324)

Total shareholder's equity, ending balances	$839,369	$830,115	$839,369	$830,115

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2020	2019

Operating activities:
Net income	$44,467	$46,949
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	49,176	43,747
Regulatory amortization of gas reserves	8,567	9,467
Deferred income taxes	(2,766)	5,042
Qualified defined benefit pension plan expense	8,892	6,988
Contributions to qualified defined benefit pension plans	(8,470)	(4,650)
Deferred environmental expenditures, net	(9,897)	(7,148)
Amortization of environmental remediation	5,627	6,291
Regulatory revenue deferral from the TCJA	—	639
Regulatory disallowance of pension costs	—	10,500
Other	(6,746)	5,563
Changes in assets and liabilities:
Receivables, net	74,625	73,186
Inventories	249	14,923
Income and other taxes	22,038	7,199
Accounts payable	(22,186)	(23,744)
Interest accrued	(285)	402
Deferred gas costs	115	(44,850)
Decoupling mechanism	4,281	8,635
Other, net	(7,896)	(3,003)
Cash provided by operating activities	159,791	156,136
Investing activities:
Capital expenditures	(118,227)	(90,675)
Leasehold improvement expenditures	(7,519)	(3,797)
Proceeds from the sale of assets	7,905	250
Other	269	(1,842)
Cash used in investing activities	(117,572)	(96,064)
Financing activities:
Capital contribution from parent	—	93,182
Long-term debt issued	150,000	140,000
Long-term debt retired	(75,000)	—
Proceeds from term loan due within one year	150,000	—
Change in short-term debt	(122,100)	(217,500)
Cash dividend payments on common stock	(27,614)	(25,914)
Other	(3,140)	77
Cash provided by (used in) financing activities	72,146	(10,155)
Increase in cash and cash equivalents	114,365	49,917
Cash and cash equivalents, beginning of period	5,919	7,947
Cash and cash equivalents, end of period	$120,284	$57,864

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$21,794	$19,529
Income taxes paid (refunded), net	950	(6,095)
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

NW Holdings' direct and indirect wholly-owned subsidiaries as of the filing date of this report include:

•	Northwest Natural Gas Company (NW Natural);

▪	Northwest Energy Corporation (Energy Corp);

•	NWN Gas Reserves LLC (NWN Gas Reserves);

•	NW Natural Energy, LLC (NWN Energy);

▪	NW Natural Gas Storage, LLC (NWN Gas Storage);

•	Gill Ranch Storage, LLC (Gill Ranch), which is presented as a discontinued operation;

•	NNG Financial Corporation (NNG Financial);

▪	KB Pipeline Company (KB);

•	NW Natural Water Company, LLC (NWN Water);

▪	Salmon Valley Water Company;

▪	NW Natural Water of Oregon, LLC (NWN Water of Oregon);

•	Sunstone Water, LLC;

•	Sunstone Infrastructure, LLC;

•	Sunriver Water LLC (Sunriver Water);

•	Sunriver Environmental LLC (Sunriver Environmental);

▪	NW Natural Water of Washington, LLC (NWN Water of Washington);

•	Cascadia Infrastructure, LLC;

•	Cascadia Water, LLC (Cascadia);

•	Suncadia Water Company, LLC (Suncadia Water);

•	Suncadia Environmental Company, LLC (Suncadia Environmental);

▪	NW Natural Water of Idaho, LLC (NWN Water of Idaho);

•	Falls Water Co., Inc. (Falls Water);

•	Gem State Water Company, LLC (Gem State);

•	Gem State Infrastructure, LLC; and

▪	NW Natural Water of Texas, LLC (NWN Water of Texas);

•	Blue Topaz Water, LLC;

•	Blue Topaz Infrastructure, LLC; and

•	T&W Water Service Company.

Investments in corporate joint ventures and partnerships that NW Holdings does not directly or indirectly control, and for which it is not the primary beneficiary, include NNG Financial's investment in Kelso-Beaver Pipeline and NWN Energy's investment in Trail West Holdings, LLC (TWH), which are accounted for under the equity method. See Note 13 for activity related to TWH that occurred subsequent to June 30, 2020. NW Holdings and its direct and indirect subsidiaries are collectively referred to herein as NW Holdings, and NW Natural and its direct and indirect subsidiaries are collectively referred to herein as NW Natural. The consolidated financial statements of NW Holdings and NW Natural are presented after elimination of all intercompany balances and transactions.

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
2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2019 Form 10-K. There were no material changes to those accounting policies during the six months ended June 30, 2020 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

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
Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	June 30,		December 31,
In thousands	2020	2019	2019
NW Natural:
Current:
Unrealized loss on derivatives(1)	$2,956	$4,385	$2,000
Gas costs	6,046	19,195	20,140
Environmental costs(2)	4,176	5,089	4,762
Decoupling(3)	85	1,680	1,969
Pension balancing(4)	7,131	5,009	5,939
Income taxes	2,208	2,209	2,209
Other(5)	7,419	9,121	4,910
Total current	$30,021	$46,688	$41,929
Non-current:
Unrealized loss on derivatives(1)	$1,658	$2,062	$609
Pension balancing(4)	45,315	50,080	48,251
Income taxes	17,608	17,758	17,173
Pension and other postretirement benefit liabilities	164,091	168,137	173,262
Environmental costs(2)	81,757	68,240	87,624
Gas costs	94	2,994	2,866
Decoupling(3)	—	37	—
Other(5)	13,797	9,032	13,361
Total non-current	$324,320	$318,340	$343,146
Other (NW Holdings)	38	—	—
Total non-current - NW Holdings	$324,358	$318,340	$343,146

	Regulatory Liabilities
	June 30,		December 31,
In thousands	2020	2019	2019
NW Natural:
Current:
Gas costs	$3,767	$5,630	$1,223
Unrealized gain on derivatives(1)	5,950	1,944	6,622
Decoupling(3)	11,498	857	4,831
Income taxes	7,098	7,763	8,435
Other(5)	12,813	16,290	23,546
Total current	$41,126	$32,484	$44,657
Non-current:
Gas costs	$538	$226	$2,013
Unrealized gain on derivatives(1)	3,958	670	3,337
Decoupling(3)	2,108	74	6,378
Income taxes(6)	193,414	202,422	198,219
Accrued asset removal costs(7)	414,719	390,345	401,893
Other(5)	16,794	11,299	13,877
Total non-current - NW Natural	$631,531	$605,036	$625,717
Other (NW Holdings)	869	—	—
Total non-current - NW Holdings	$632,400	$605,036	$625,717

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

We believe all costs incurred and deferred at June 30, 2020 are prudent. All regulatory assets and liabilities are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

We have applied for regulatory deferrals in the states in which we operate to recover the novel coronavirus (COVID-19) related costs such as incremental bad debt expense, forgone revenues related to late fees and reconnection fees, and other costs that may arise related to the COVID-19 pandemic. As of June 30, 2020, we identified approximately $4.0 million in incremental costs and lost late fee revenue, which could be eligible for future recovery in customer rates. However, until recovery of a deferral is probable, all financial impacts will be recognized in the results of operations.

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

After considering the significant exposure to quarantine-related job losses in Oregon and Washington state, NW Holdings and NW Natural expanded our standard review procedures for our allowance for uncollectible accounts calculation, including analyzing the significant indications of unemployment rate and comparing to historic economic data during the 2007-2009 time period when the country experienced an economic recession. We then considered other qualitative information including recent customer interactions related to payment plans and credit issues, statistics from our website related to credit inquiries, and economic stimulus provided by the federal government which could have a beneficial impact on residential and commercial customers' abilities to ultimately make payment on their accounts. Taking all of these factors into consideration, our enhanced methods of evaluating the potential for uncollectable accounts resulted in an increase to our provision. Our provision calculation for residential and commercial accounts was made as a percentage of estimated net write-offs as a percentage of gas sales. For industrial accounts we continue to analyze those accounts on an account by account basis with specific reserves taken as necessary.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool, substantially all of which is related to NW Natural's accounts receivable:

	As of			As of
	December 31, 2019	Six Months Ended June 30, 2020		June 30, 2020
In thousands	Beginning Balance	Provision recorded	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts
related to accounts receivable:
Residential	$432	$817	$(236)	$1,013
Commercial	57	349	(69)	$337
Industrial	72	34	(6)	$100
Accrued unbilled and other	112	32	(2)	$142
Total	$673	$1,232	$(313)	$1,592

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2020	2019	2020	2019
Net income (loss) from continuing operations	$(5,132)	$2,051	$43,144	$45,469
Income (loss) from discontinued operations, net of tax	280	(956)	(498)	(1,173)
Net income (loss)	$(4,852)	$1,095	$42,646	$44,296
Average common shares outstanding - basic	30,537	29,337	30,514	29,123
Additional shares for stock-based compensation plans (See Note 7)	—	57	45	63
Average common shares outstanding - diluted	30,537	29,394	30,559	29,186
Earnings (loss) from continuing operations per share of common stock:
Basic	$(0.17)	$0.07	$1.41	$1.56
Diluted	$(0.17)	$0.07	$1.41	$1.56
Earnings (loss) from discontinued operations per share of common stock:
Basic	$0.01	$(0.03)	$(0.01)	$(0.04)
Diluted	$0.01	$(0.03)	$(0.01)	$(0.04)
Earnings (loss) per share of common stock:
Basic	$(0.16)	$0.04	$1.40	$1.52
Diluted	$(0.16)	$0.04	$1.40	$1.52
Additional information:
Anti-dilutive shares	41	1	—	2

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

NW Natural
NW Natural's activities in Other include Interstate Storage Services and third-party asset management service for NW Natural’s contracted interstate pipeline and storage capacity, appliance retail center operations, and corporate operating and non-operating revenues and expenses that cannot be allocated to NGD operations.

Earnings from third party asset management include earnings from the management of upstream interstate pipeline and storage capacity when not needed to serve NGD customers. Under the Oregon sharing mechanism, NW Natural retains 80% of the pre-tax income from these services when the costs of the capacity were not included in NGD rates, or 10% of the pre-tax income when the costs have been included in these rates. The remaining 20% and 90%, respectively, are recorded in a deferred regulatory account for prospective NGD customer billing credits.

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

	Three Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2020
Operating revenues	$126,992	$4,165	$131,157	$3,814	$134,971
Depreciation and amortization	24,738	248	24,986	850	25,836
Income (loss) from operations	6,434	2,465	8,899	43	8,942
Net income (loss) from continuing operations	(6,347)	1,635	(4,712)	(420)	(5,132)
Capital expenditures	61,472	521	61,993	2,843	64,836
2019
Operating revenues	$117,984	$4,258	$122,242	$1,201	$123,443
Depreciation and amortization	21,992	251	22,243	144	22,387
Income (loss) from operations	14,657	2,583	17,240	(1,142)	16,098
Net income (loss) from continuing operations	1,212	1,842	3,054	(1,003)	2,051
Capital expenditures	41,912	105	42,017	366	42,383

	Six Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2020
Operating revenues	$405,479	$8,207	$413,686	$6,436	$420,122
Depreciation and amortization	48,684	492	49,176	1,335	50,511
Income (loss) from operations	81,692	4,228	85,920	(532)	85,388
Net income (loss) from continuing operations	41,596	2,871	44,467	(1,323)	43,144
Capital expenditures	117,629	598	118,227	4,055	122,282
Total assets at June 30, 2020(1)	3,470,306	10,398	3,480,704	144,251	3,624,955
2019
Operating revenues	$397,025	$10,063	$407,088	$1,703	$408,791
Depreciation and amortization	43,241	506	43,747	212	43,959
Income (loss) from operations	87,555	6,329	93,884	(1,741)	92,143
Net income (loss) from continuing operations	42,418	4,531	46,949	(1,480)	45,469
Capital expenditures	90,518	157	90,675	472	91,147
Total assets at June 30, 2019(1)	3,089,944	48,749	3,138,693	85,437	3,224,130
Total assets at December 31, 2019(1)	3,273,835	47,652	3,321,487	91,833	3,413,320

(1)
Total assets for NW Holdings exclude assets related to discontinued operations of $16.4 million, $14.0 million, and $15.1 million as of June 30, 2020, June 30, 2019, and December 31, 2019, respectively.

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

The following table presents additional segment information concerning NGD margin:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
NGD margin calculation:
NGD distribution revenues	$122,071	$115,792	$395,632	$394,775
Other regulated services	4,921	2,192	9,847	2,250
Total NGD operating revenues	126,992	117,984	405,479	397,025
Less: NGD cost of gas	41,265	35,163	149,860	140,676
Environmental remediation	1,622	(2,656)	5,627	6,291
Revenue taxes	4,454	4,496	16,197	16,422
NGD margin	$79,651	$80,981	$233,795	$233,636

5. REVENUE

The following tables present disaggregated revenue from continuing operations:

	Three Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2020
Natural gas sales	$116,682	$—	$116,682	$—	$116,682
Gas storage revenue, net	—	2,449	2,449	—	2,449
Asset management revenue, net	—	910	910	—	910
Appliance retail center revenue	—	806	806	—	806
Other revenue	332	—	332	3,814	4,146
Revenue from contracts with customers	117,014	4,165	121,179	3,814	124,993

Alternative revenue	5,365	—	5,365	—	5,365
Leasing revenue	4,613	—	4,613	—	4,613
Total operating revenues	126,992	4,165	131,157	3,814	134,971

2019
Natural gas sales	$112,015	$—	$112,015	$—	$112,015
Gas storage revenue, net	—	2,740	2,740	—	2,740
Asset management revenue, net	—	460	460	—	460
Appliance retail center revenue	—	1,058	1,058	—	1,058
Other revenue	104	—	104	1,201	1,305
Revenue from contracts with customers	112,119	4,258	116,377	1,201	117,578

Alternative revenue	3,733	—	3,733	—	3,733
Leasing revenue	2,132	—	2,132	—	2,132
Total operating revenues	117,984	4,258	122,242	1,201	123,443

	Six Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2020
Natural gas sales	$390,686	$—	$390,686	$—	$390,686
Gas storage revenue, net	—	4,785	4,785	—	4,785
Asset management revenue, net	—	1,060	1,060	—	1,060
Appliance retail center revenue	—	2,362	2,362	—	2,362
Other revenue	669	—	669	6,436	7,105
Revenue from contracts with customers	391,355	8,207	399,562	6,436	405,998

Alternative revenue	4,893	—	4,893	—	4,893
Leasing revenue	9,231	—	9,231	—	9,231
Total operating revenues	$405,479	$8,207	$413,686	$6,436	$420,122

2019
Natural gas sales	$408,201	$—	$408,201	$—	$408,201
Gas storage revenue, net	—	5,523	5,523	—	5,523
Asset management revenue, net	—	1,966	1,966	—	1,966
Appliance retail center revenue	—	2,574	2,574	—	2,574
Other revenue	104	—	104	1,703	1,807
Revenue from contracts with customers	408,305	10,063	418,368	1,703	420,071

Alternative revenue	(13,520)	—	(13,520)	—	(13,520)
Leasing revenue	2,240	—	2,240	—	2,240
Total operating revenues	$397,025	$10,063	$407,088	$1,703	$408,791

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

We applied the significant financing practical expedient and have not adjusted the consideration NW Natural expects to receive from NGD customers for the effects of a significant financing component as all payment arrangements are settled annually. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations.

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

Asset management revenue. Revenues include the optimization of third-party storage assets and pipeline capacity and are provided net of the profit sharing amount refunded to NGD customers. Certain asset management revenues received are recognized over time using a straight-line approach over the term of each contract, and the amount of consideration received and recognized as revenue is dependent on a variable pricing model. Variable revenues earned above guaranteed amounts are estimated and recognized at the end of each period using the most likely amount approach. Additionally, other asset management revenues may be based on a fixed rate. Generally, asset management accounts are settled on a monthly basis.

As of June 30, 2020, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $65.8 million. Of this amount, approximately $8.4 million will be recognized during the remainder of 2020, $18.2 million in 2021, $14.5 million in 2022, $11.6 million in 2023, $7.8 million in 2024 and $5.3 million thereafter. The amounts presented here are calculated using current contracted rates.

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

NW Holdings Other
NW Holdings' primary source of other revenue is providing water and wastewater services to customers. Water and wastewater service revenue is generally recognized over time upon delivery of the water commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the tariffs established in the state we operate. Customer accounts are to be paid in full each month, and there is no right of return or warranty for services provided.

We applied the significant financing practical expedient and have not adjusted the consideration we expect to receive from water distribution customers for the effects of a significant financing component as all payment arrangements are settled annually. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations.

6. LEASES

Lease Revenue
Leasing revenue primarily consists of NW Natural's North Mist natural gas storage agreement with Portland General Electric (PGE), which is billed under an OPUC-approved rate schedule and includes an initial 30-year term with options to extend, totaling up to an additional 50 years upon mutual agreement of the parties. Under U.S. GAAP, this agreement is classified as a sales-type lease and qualifies for regulatory accounting deferral treatment. The investment in the storage facility is included in rate base under a separately established cost-of-service tariff, with revenues recognized according to the tariff schedule. As such, the selling profit that was calculated upon commencement as part of the sale-type lease recognition was deferred and will be amortized over the lease term. Billing rates under the cost-of-service tariff will be updated annually to reflect current information including depreciable asset levels, forecasted operating expenses, and the results of regulatory proceedings, as applicable, and revenue received under this agreement is recognized as operating revenue on the consolidated statements of comprehensive income. There are no variable payments or residual value guarantees. The lease does not contain an option to purchase the underlying assets.

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

The components of lease revenue at NW Natural were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Lease revenue
Operating leases	$25	$47	$53	$95
Sales-type leases	4,588	2,085	9,178	2,145
Total lease revenue	$4,613	$2,132	$9,231	$2,240

Total future minimum lease payments to be received under non-cancellable leases at NW Natural at June 30, 2020 are as follows:

In thousands	Operating	Sales-Type	Total
Remainder of 2020	$35	$9,043	$9,078
2021	50	17,518	17,568
2022	45	17,026	17,071
2023	45	16,557	16,602
2024	45	15,867	15,912
Thereafter	94	267,027	267,121
Total lease revenue	$314	$343,038	$343,352
Less: imputed interest		195,806
Total leases receivable		$147,232

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $4.1 million, $3.8 million and $4.0 million at June 30, 2020 and 2019 and December 31, 2019, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's corporate operations center. Our leases have remaining lease terms of one year to 20 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
NW Natural:
Operating lease expense	$914	$1,155	$2,116	$2,297
Short-term lease expense	$285	$331	$483	$491

Other (NW Holdings):
Operating lease expense	40	46	92	92

NW Holdings:
Operating lease expense	$954	$1,201	$2,208	$2,389
Short-term lease expense	$285	$331	$483	$491

Supplemental balance sheet information related to operating leases as of June 30, 2020 is as follows:

In thousands	June 30,		December 31,
	2020	2019	2019
NW Natural:
Operating lease right of use asset	$78,464	$4,797	$2,760

Operating lease liabilities - current liabilities	$868	$4,141	$1,979
Operating lease liabilities - non-current liabilities	80,120	634	772
Total operating lease liabilities	$80,988	$4,775	$2,751

Other (NW Holdings):
Operating lease right of use asset	$102	$216	$190

Operating lease liabilities - current liabilities	$63	$130	$122
Operating lease liabilities - non-current liabilities	39	87	69
Total operating lease liabilities	$102	$217	$191

NW Holdings:
Operating lease right of use asset	$78,566	$5,013	$2,950

Operating lease liabilities - current liabilities	$931	$4,271	$2,101
Operating lease liabilities - non-current liabilities	80,159	721	841
Total operating lease liabilities	$81,090	$4,992	$2,942

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	June 30,		December 31,
	2020	2019	2019
Weighted-average remaining lease term (years)	19.7	1.1	1.0
Weighted-average discount rate	7.24%	3.82%	3.98%

Commencement of Significant Lease
In October 2017, NW Natural entered into a 20-year operating lease agreement for a new corporate operations center in Portland, Oregon in anticipation of the expiration of the prior corporate operations center lease in 2020. The lease commenced in March 2020 upon substantial completion of the landlord's work. Total estimated base rent payments over the life of the lease are $159.4 million. There is an option to extend the term of the lease for two additional periods of seven years.

There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset as of June 30, 2020 was $2.4 million.

Maturities of operating lease liabilities at June 30, 2020 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2020	$2,341	$35	$2,376
2021	6,761	52	6,813
2022	6,848	18	6,866
2023	6,983	—	6,983
2024	7,146	—	7,146
Thereafter	130,912	—	130,912
Total lease payments	160,991	105	161,096
Less: imputed interest	80,003	3	80,006
Total lease obligations	80,988	102	81,090
Less: current obligations	868	63	931
Long-term lease obligations	$80,120	$39	$80,159

As of June 30, 2020, finance lease liabilities with maturities of less than one year were $0.4 million at NW Natural.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$931	$1,115	$2,127	$2,206
Finance cash flows from finance leases	$302	$—	$457	$—
Right of use assets obtained in exchange for lease obligations
Operating leases	$445	$—	$78,433	$6,987
Finance leases	$477	$—	$710	$—

Other (NW Holdings):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$39	$44	$91	$87
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$—	$—	$304

NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$970	$1,159	$2,218	$2,293
Finance cash flows from finance leases	$302	$—	$457	$—
Right of use assets obtained in exchange for lease obligations
Operating leases	$445	$—	$78,433	$7,291
Finance leases	$477	$—	$710	$—

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $1.1 million, $0.3 million and $0.5 million at June 30, 2020 and 2019 and at December 31, 2019, respectively.

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

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the six months ended June 30, 2020, the final performance factor under the 2018 LTIP was approved and 33,418 performance-based shares were granted under the 2018 LTIP for accounting purposes. As such, NW Natural and other subsidiaries began recognizing compensation expense. In February 2020 and 2019, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2022 and 2021, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of June 30, 2020, and therefore, no expense was recognized for the 2020 and 2019 awards. NW Holdings will calculate the grant date fair value and NW Natural will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2019 and 2020 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2019 and 2020 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of the Russell 2500 Utilities Index over the performance period of three years for each respective award. If the targets were achieved for the 2019 and 2020 awards, NW Holdings would grant for accounting purposes 35,170 and 31,830 shares in the first quarters of 2021 and 2022, respectively.

As of June 30, 2020, there was $0.4 million of unrecognized compensation cost associated with the 2018 LTIP grants, which is expected to be recognized through 2020.

Restricted Stock Units
During the six months ended June 30, 2020, 31,044 RSUs were granted under the LTIP with a weighted-average grant date fair value of $72.38 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of common stock on the grant date. As of June 30, 2020, there was $4.3 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized by NW Natural and other subsidiaries over a period extending through 2025.
8. DEBT

Short-Term Debt
At June 30, 2020, NW Holdings and NW Natural had short-term debt outstanding of $233.0 million and $153.0 million, respectively. NW Holdings' short-term debt consisted of $80.0 million in revolving credit agreement loans at NW Holdings, and at NW Natural a $150.0 million 364-day term loan, and $3.0 million of commercial paper. The carrying cost of commercial paper approximates fair value using Level 2 inputs. See Note 2 in the 2019 Form 10-K for a description of the fair value hierarchy. The maximum remaining maturity and average remaining maturity of NW Natural's commercial paper was 72 days and 54 days at June 30, 2020. The weighted average interest rate on commercial paper at June 30, 2020 was 0.7%.

On March 23, 2020, NW Natural entered into a $150.0 million 364-day term loan credit agreement. NW Natural borrowed the full amount thereunder. The proceeds of which are expected to be used for general corporate purposes and to provide additional liquidity. All principal and unpaid interest under the Term Loan is due and payable on March 22, 2021. NW Natural may prepay the principal and interest, and amounts prepaid may not be reborrowed. The Term Loan requires that NW Natural maintain credit ratings with Standard & Poor’s and Moody’s Investor Services. A change in NW Natural’s debt ratings may result in a change to the interest rate on the Term Loan but is not an event of default. The Term Loan requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. NW Natural was in compliance with the covenant requiring the maintenance of an indebtedness to total capitalization ratio as of June 30, 2020, with a consolidated indebtedness to total capitalization ratio of 56.0%.

Long-Term Debt
At June 30, 2020, NW Holdings and NW Natural had long-term debt outstanding of $954.1 million and $917.0 million, respectively, which included $7.7 million of unamortized debt issuance costs at NW Natural. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2021 through 2050, interest rates ranging from 2.822% to 9.050%, and a weighted average interest rate of 4.597%.

In March 2020, NW Natural issued $150.0 million of FMBs with an interest rate of 3.60%, due in 2050. In February 2020, NW Natural retired $75.0 million of FMBs with an interest rate of 5.37%.

In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a two-year term loan agreement for $35.0 million, due in 2021. The loan carried an interest rate of 0.73% at June 30, 2020, which is based upon the one-month LIBOR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2020, with a consolidated indebtedness to total capitalization ratio of 57.3%.

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

The following table provides an estimate of the fair value of NW Holdings' long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	NW Holdings
	June 30,		December 31,
In thousands	2020	2019	2019
Gross long-term debt	$961,784	$916,832	$886,776
Unamortized debt issuance costs	(7,688)	(6,435)	(5,712)
Carrying amount	$954,096	$910,397	$881,064
Estimated fair value(1)	$1,135,349	$970,205	$957,268
(1) Estimated fair value does not include unamortized debt issuance costs.

The following table provides an estimate of the fair value of NW Natural's long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	NW Natural
	June 30,		December 31,
In thousands	2020	2019	2019
Gross long-term debt	$924,700	$879,700	$849,700
Unamortized debt issuance costs	(7,688)	(6,394)	(5,712)
Carrying amount	$917,012	$873,306	$843,988
Estimated fair value(1)	$1,097,188	$933,167	$919,835
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

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1,658	$1,516	$64	$67	$3,315	$3,033	$128	$135
Interest cost	4,011	4,661	223	283	8,022	9,323	446	564
Expected return on plan assets	(5,496)	(5,207)	—	—	(10,992)	(10,414)	—	—
Amortization of prior service costs	—	2	(117)	(117)	—	4	(234)	(234)
Amortization of net actuarial loss	4,778	3,603	142	96	9,556	7,206	285	193
Net periodic benefit cost	4,951	4,575	312	329	9,901	9,152	625	658
Amount allocated to construction	(680)	(596)	(23)	(23)	(1,348)	(1,182)	(46)	(47)
Net periodic benefit cost charged to expense	4,271	3,979	289	306	8,553	7,970	579	611
Regulatory pension disallowance	—	—	—	—	—	10,500	—	—
Amortization of regulatory balancing account	1,281	1,281	—	—	4,082	13,792	—	—
Net amount charged to expense	$5,552	$5,260	$289	$306	$12,635	$32,262	$579	$611

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, a certain amount of net periodic benefit costs were recorded to the regulatory balancing account, representing net periodic pension expense for the qualified plan above the amount set in rates, as approved by the OPUC, from 2011 through October 31, 2018.

In March 2019, the OPUC issued an order concluding the NW Natural 2018 Oregon rate case. The Order allowed for the application of certain deferred revenues and tax benefits from the Tax Cuts and Jobs Act (TCJA) to reduce NW Natural's pension regulatory balancing account. A corresponding total of $12.5 million in pension expenses were recognized in operating and maintenance expense and other income (expense), net in the consolidated statements of comprehensive income in the first quarter of 2019, with offsetting benefits recorded within operating revenues and income taxes. The Order also directed NW Natural to reduce the balancing account by an additional $10.5 million, which was also charged to operating and maintenance expense and other income (expense), net in the consolidated statements of comprehensive income. Amortization of the remaining amount of the balancing account began in the second quarter of 2019 in accordance with the Order.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Beginning balance	$(10,573)	$(8,439)	$(10,733)	$(7,188)
Amounts reclassified from AOCL:
Amortization of actuarial losses	218	156	436	312
Reclassification of stranded tax effects(1)	—	—	—	(1,366)
Total reclassifications before tax	218	156	436	(1,054)
Tax (benefit) expense	(58)	(41)	(116)	(82)
Total reclassifications for the period	160	115	320	(1,136)
Ending balance	$(10,413)	$(8,324)	$(10,413)	$(8,324)

(1)
Reclassification of $1.4 million of income tax effects resulting from the TCJA from accumulated other comprehensive loss to retained earnings was made pursuant to the adoption of ASU 2018-02. See Note 2.

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the six months ended June 30, 2020, NW Natural made cash contributions totaling $8.5 million to qualified defined benefit pension plans. NW Natural expects further plan contributions of $19.7 million during the remainder of 2020.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). Employer contributions totaled $4.4 million and $3.8 million for the six months ended June 30, 2020 and 2019, respectively.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2020	2019	2020	2019
Income tax at statutory rate (federal)	$(1,429)	$480	$(1,287)	$765
State	(333)	214	(281)	290
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	173	(37)	173	(37)
Other, net	(83)	(32)	(24)	(33)
Total provision for income taxes on continuing operations	$(1,672)	$625	$(1,419)	$985
Effective income tax rate for continuing operations	24.6%	23.4%	23.1%	24.4%

	Six Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2020	2019	2020	2019
Income tax at statutory rate (federal)	$11,676	$11,502	$12,068	$11,924
State	3,344	3,505	3,456	3,616
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(2,352)	(5,297)	(2,352)	(5,297)
Other, net	(213)	(410)	(173)	(410)
Total provision for income taxes on continuing operations	$12,455	$9,300	$12,999	$9,833
Effective income tax rate for continuing operations	22.4%	17.0%	22.6%	17.3%

The NW Holdings and NW Natural effective income tax rates for the six months ended June 30, 2020 compared to the same periods in 2019 changed primarily as a result of changes in pre-tax income and regulatory amortization of deferred TCJA benefits as approved in the March 2019 OPUC order. See "U.S. Federal TCJA Matters" below and Note 11 in the 2019 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2018 tax year was completed during the second quarter of 2020. There were no material changes to the return as filed. The 2019 tax year is subject to examination under CAP and the 2020 tax year CAP application has been accepted by the IRS.

U.S. Federal TCJA Matters
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted and permanently lowered the U.S. federal corporate income tax rate to 21% from the previous maximum rate of 35%, effective for the tax year beginning January 1, 2018. The TCJA included specific provisions related to regulated public utilities that provide for the continued deductibility of interest expense and the elimination of bonus tax depreciation for property both acquired and placed into service on or after January 1, 2018. See Note 11 in the 2019 Form 10-K.

11. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations:

	June 30,		December 31,
In thousands	2020	2019	2019
NW Natural:
NGD plant in service	$3,404,145	$3,193,121	$3,302,049
NGD work in progress	90,903	75,045	84,965
Less: Accumulated depreciation	1,040,616	997,111	1,017,931
NGD plant, net	2,454,432	2,271,055	2,369,083
Other plant in service	64,317	63,385	63,513
Other construction work in progress	5,342	5,454	5,548
Less: Accumulated depreciation	19,144	18,650	18,662
Other plant, net	50,515	50,189	50,399
Total property, plant, and equipment	$2,504,947	$2,321,244	$2,419,482

Other (NW Holdings):
Other plant in service	$44,195	$18,806	$20,671
Less: Accumulated depreciation	2,539	424	1,254
Other plant, net	$41,656	$18,382	$19,417

NW Holdings:
Total property, plant, and equipment	$2,546,603	$2,339,626	$2,438,899

NW Natural and NW Holdings:
Capital expenditures in accrued liabilities	$31,847	$32,923	$32,502

NW Holdings
Other plant balances include long-lived assets associated with water and wastewater utility operations and non-regulated activities not held by NW Natural or its subsidiaries.

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
12. GAS RESERVES

NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of June 30, 2020. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities in the consolidated balance sheets. The investment in gas reserves provides long-term price protection for NGD customers through the original agreement with Encana Oil & Gas (USA) Inc. under which NW Natural invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

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

The following table outlines NW Natural's net gas reserves investment:

	June 30,		December 31,
In thousands	2020	2019	2019
Gas reserves, current	$13,646	$17,206	$15,278
Gas reserves, non-current	173,661	170,101	172,029
Less: Accumulated amortization	132,202	113,930	123,635
Total gas reserves(1)	55,105	73,377	63,672
Less: Deferred taxes on gas reserves	13,324	26,995	15,515
Net investment in gas reserves	$41,781	$46,382	$48,157

(1)	The net investment in additional wells included in total gas reserves was $3.4 million, $4.3 million and $3.8 million at June 30, 2020 and 2019 and December 31, 2019, respectively.

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

Variable Interest Entity (VIE) Analysis
TWH is a VIE, with NW Holdings' investment in TWP reported under equity method accounting. It has been determined that NW Holdings is not the primary beneficiary of TWH’s activities as it only has a 50% share of the entity, and there are no stipulations that allow NW Holdings a disproportionate influence over it. Investments in TWH and TWP are included in other investments in NW Holdings' balance sheet. If this investment is not developed, then the maximum loss exposure related to TWH is limited to NW Holdings' equity investment balance, less its share of any cash or other assets available to NW Holdings as a 50% owner. The investment balance in TWH was $13.4 million at June 30, 2020 and 2019 and December 31, 2019. See Note 14 in the 2019 Form 10-K.

On June 12, 2020, NWN Energy entered into a Purchase and Sale Agreement with an unrelated third party to sell 100% of its interest in TWH for a purchase price of $14.0 million. The purchase price is to be paid as follows: $7.0 million upon closing the transaction and $7.0 million upon the one-year anniversary of the close date. The investment in TWH did not meet the criteria to be classified as held for sale or discontinued operations.

Subsequent Event
On August 6, 2020, NWN Energy completed the Purchase and Sale Agreement transaction to sell 100% of its interest in TWH. As a result, NWN Energy received $7.0 million upon closing and recorded a receivable for $7.0 million in accordance with the terms of the Purchase and Sale Agreement. The completion of the Purchase and Sale Agreement resulted in an after-tax book gain of less than $0.5 million.

Other Investments
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 14 in the 2019 Form 10-K.
14. BUSINESS COMBINATIONS

2020 Business Combinations
During the three and six months ended June 30, 2020, NWN Water and its subsidiaries completed two significant acquisitions qualifying as business combinations. The aggregate fair value of the preliminary cash consideration transferred for these acquisitions was $38.1 million, most of which was preliminarily allocated to property, plant and equipment and goodwill. These transactions align with NW Holdings' water sector strategy as it continues to expand its water services territories in the Pacific Northwest and beyond and included:

•	Suncadia Water Company, LLC and Suncadia Environmental Company, LLC were acquired by NWN Water of Washington on January 31, 2020, and

•	T&W Water Service Company was acquired by NWN Water of Texas on March 2, 2020.

As each of these acquisitions met the criteria of a business combination, a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. The allocation for each of these business combinations is considered preliminary as of June 30, 2020, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate these businesses. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used and was made using existing regulatory conditions for net assets associated with Suncadia Water Company, LLC and T&W Water Service Company. These allocations are considered preliminary as of June 30, 2020, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate the acquired businesses. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period for all acquisitions described above.

Total preliminary goodwill of $19.2 million was recognized from the acquisitions described above. No intangible assets aside from goodwill were acquired. The goodwill recognized is attributable to the regulated water utility service territories, experienced workforces, and the strategic benefits from both the water and wastewater utilities expected from growth in their service territories. The total amount of goodwill that is expected to be deductible for income tax purposes is approximately $17.0 million. The acquisition costs associated with each business combination were expensed as incurred. The results of these business combinations were not material to the consolidated financial results of NW Holdings for the three and six months ended June 30, 2020.

Other Business Combinations
During the three months ended June 30, 2020, NWN Water completed one additional acquisition including two water systems qualifying as business combination. The aggregate fair value of the preliminary consideration transferred for these acquisitions was approximately $0.2 million. This business combination was not significant to NW Holdings' results of operations.

2019 Business Combinations
Sunriver
On May 31, 2019, NWN Water of Oregon, a wholly-owned indirect subsidiary of NW Holdings, completed the acquisition of Sunriver Water LLC and Sunriver Environmental LLC (collectively referred to as Sunriver), a privately-owned water utility and wastewater treatment company located in Sunriver, Oregon that serves approximately 9,400 connections. The acquisition-date fair value of the total consideration transferred, after closing adjustments, was approximately $55.0 million in cash consideration. The transaction aligns with NW Holdings' water sector strategy as it continues to expand its water utility service territory in the Pacific Northwest and begins to pursue wastewater investment opportunities.

The Sunriver acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination was made using existing regulatory conditions for assets associated with Sunriver Water LLC as well as existing market conditions and standard valuation approaches for assets associated with Sunriver Environmental LLC in order to allocate value as determined by an independent third party assessor for certain assets, which involved the use of management judgment in determining the significant estimates and assumptions used by the assessor, with the remaining difference from the consideration transferred being recorded as goodwill. The acquisition costs were expensed as incurred.

Final goodwill of $41.1 million was recognized from this acquisition. The goodwill recognized is attributable to Sunriver's regulated water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were acquired. The total amount of goodwill that is expected to be deductible for income tax purposes is approximately $50.2 million.

The final purchase price for the acquisition has been allocated to the net assets acquired as of the acquisition date and is as follows:

In thousands	May 31, 2020
Current assets	$222
Property, plant and equipment	12,866
Goodwill	41,054
Deferred tax assets	828
Current liabilities	(22)
Total net assets acquired	$54,948

The amount of Sunriver revenues included in NW Holdings' consolidated statements of comprehensive income is $1.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively. Earnings from Sunriver operations for the three and six months ended June 30, 2020 were not material to the results of NW Holdings.

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

As a result of all acquisitions completed, total goodwill was $70.2 million as of June 30, 2020, $49.4 million as of June 30, 2019 and $49.9 million as of December 31, 2019. The increase in the goodwill balance was primarily due to additions associated with our acquisitions in the water sector. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	June 30,		December 31,
In thousands	2020	2019	2019
Natural gas (in therms):
Financial	654,145	466,280	651,540
Physical	570,600	564,500	512,849
Foreign exchange	$7,176	$7,552	$6,650

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments, which also represents all derivative instruments at NW Holdings:

	Three Months Ended June 30,
	2020		2019
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$5,492	$459	$(5,143)	$246
Operating revenues (expense)	754	—	(4,333)	—
Amounts deferred to regulatory accounts on balance sheet	(6,119)	(459)	8,847	(246)
Total gain (loss) in pre-tax earnings	$127	$—	$(629)	$—

	Six Months Ended June 30,
	2020		2019
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$149	$(7)	$1,864	$157
Operating revenues (expense)	(1,679)	—	(1,966)	—
Amounts deferred to regulatory accounts on balance sheet	1,286	7	(182)	(157)
Total gain (loss) in pre-tax earnings	$(244)	$—	$(284)	$—

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

REALIZED GAIN/LOSS. NW Natural realized net losses of $1.1 million and net losses of $3.2 million for the three and six months ended June 30, 2020, from the settlement of natural gas financial derivative contracts, whereas, net losses of $0.9 million and net gains $10.4 million were realized for the three and six months ended June 30, 2019. Realized gains and losses offset the higher or lower cost of gas purchased with differences refunded to or collected from customers in the following year through the PGA.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of June 30, 2020 or 2019. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against loss positions. Given NW Natural's counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2020 or 2019. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits.

NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change. If credit-risk related contingent features within these contracts were triggered as of June 30, 2020, assuming current gas prices and a credit rating downgrade to a speculative level, we could have been required to post $0.3 million in collateral calls, including estimates for adequate assurance.

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

NW Natural’s current commodity financial swap and option contracts outstanding reflect unrealized gains of $5.3 million at June 30, 2020 and unrealized losses of $4.6 million at June 30, 2019. If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $6.7 million and a liability of $1.5 million as of June 30, 2020, an asset of $1.6 million and a liability of $5.5 million as of June 30, 2019, and an asset of $9.4 million and a liability of $1.9 million as of December 31, 2019.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at June 30, 2020. Using significant other observable or Level 2 inputs, the net fair value was an asset of $5.2 million, liability of $3.9 million, and an asset of $7.5 million as of June 30, 2020 and 2019, and December 31, 2019, respectively. No Level 3 inputs were used in our derivative valuations, and there were no transfers between Level 1 or Level 2 during the six months ended June 30, 2020 and 2019. See Note 2 in the 2019 Form 10-K.
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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	June 30,		December 31,	June 30,		December 31,
In thousands	2020	2019	2019	2020	2019	2019
Portland Harbor site:
Gasco/Siltronic Sediments	$10,431	$4,403	$11,632	$41,945	$44,374	$46,082
Other Portland Harbor	2,434	2,150	2,543	6,228	5,645	6,920
Gasco/Siltronic Upland site	10,979	9,964	14,203	41,878	42,672	43,616
Central Service Center site	—	10	—	—	—	—
Front Street site	10,222	1,051	10,847	1,059	10,150	—
Oregon Steel Mills	—	—	—	179	179	179
Total	$34,066	$17,578	$39,225	$91,289	$103,020	$96,797

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

Gasco/Siltronic Sediments. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. In March 2020, NW Natural and the EPA amended the Administrative Order on Consent to include additional remedial design activities downstream of the Gasco sediments site and in the navigation channel. Siltronic Corporation is not a party to the amended order. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $52.4 million to $350 million. NW Natural has recorded a liability of $52.4 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

NW Natural and other parties have signed a cooperative agreement with the Portland Harbor Natural Resource Trustee council to participate in a phased NRD assessment to estimate liabilities to support an early restoration-based settlement of NRD claims. One member of this Trustee council, the Yakama Nation, withdrew from the council in 2009, and in 2017, filed suit against NW Natural and 29 other parties seeking remedial costs and NRD assessment costs associated with the Portland Harbor site, set forth in the complaint. The complaint seeks recovery of alleged costs totaling $0.3 million in connection with the selection of a remedial action for the Portland Harbor site as well as declaratory judgment for unspecified future remedial action costs and for costs to assess the injury, loss or destruction of natural resources resulting from the release of hazardous substances at and from the Portland Harbor site. The Yakama Nation has filed two amended complaints addressing certain pleading defects and dismissing the State of Oregon. On the motion of NW Natural and certain other defendants, the federal court has stayed the case pending the outcome of the non-binding allocation proceeding discussed above. NW Natural has recorded a liability for NRD claims which is at the low end of the range of the potential liability; the high end of the range cannot be reasonably estimated at this time. The NRD liability is not included in the aforementioned range of costs provided in the Portland Harbor ROD.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. NW Natural revised its estimate of the remaining cost to construct the remedy to be approximately $8.8 million. Further, NW Natural has recognized an additional liability of $2.5 million for design costs, regulatory and permitting issues, and post-construction work. Construction of the remedy began in early July 2020 and is expected to be complete by the end of October 2020.

Oregon Steel Mills site. Refer to "Legal Proceedings" below.

Environmental Cost Deferral and Recovery
NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recover prudently incurred costs allocable to Oregon customers, subject to an earnings test. On October 21, 2019, the WUTC authorized an Environmental Cost Recovery Mechanism (ECRM) for recovery of prudently incurred costs allocable to Washington customers beginning November 1, 2019. See Note 18 in the 2019 Form 10-K for a description of SRRM and ECRM collection processes.

The following table presents information regarding the total regulatory asset deferred:

	June 30,		December 31,
In thousands	2020	2019	2019
Deferred costs and interest (1)	$42,098	$43,222	$36,673
Accrued site liabilities (2)	124,981	120,226	135,662
Insurance proceeds and interest	(81,146)	(90,119)	(79,949)
Total regulatory asset deferral(1)	$85,933	$73,329	$92,386
Current regulatory assets(3)	4,176	5,089	4,762
Long-term regulatory assets(3)	81,757	68,240	87,624

(1)	Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.

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

ENVIRONMENTAL EARNINGS TEST. To the extent NW Natural earns at or below its authorized Return on Equity (ROE) as defined by the SRRM, remediation expenses and interest in excess of the $5.0 million tariff rider and $5.0 million insurance proceeds are recoverable through the SRRM. To the extent NW Natural earns more than its authorized ROE in a year, it is required to cover environmental expenses and interest on expenses greater than the $10.0 million with those earnings that exceed its authorized ROE. In the first quarter of 2019, NW Natural recorded a $4.4 million reserve for an anticipated adjustment for fiscal year 2019; however, certain remediation requirements delayed an environmental project into 2020, and the reserve was subsequently reversed during the second quarter of 2019 accordingly.

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
The sale of Gill Ranch was approved by the CPUC in December 2019, and the transaction is subject to other customary closing conditions and covenants, including the requirement that all of the representations and warranties be true and correct as of the closing date except, as would not, in the case of certain representations and warranties, be reasonably expected to have a material adverse effect on Gill Ranch. The Agreement, as amended, was subject to termination by either party if the transaction had not closed by June 26, 2020. On June 26, 2020, NWN Gas Storage and the buyer amended the Agreement to change the date after which the Agreement would be subject to termination by either party from June 26, 2020 to August 17, 2020.

The following table presents the carrying amounts of the major components of Gill Ranch that are classified as discontinued operations assets and liabilities on the consolidated balance sheets:

	NW Holdings Discontinued Operations
	June 30,		December 31,
In thousands	2020	2019	2019
Assets:
Accounts receivable	$1,621	$519	$333
Inventories	821	756	695
Other current assets	250	183	457
Property, plant, and equipment	13,335	12,184	13,291
Less: Accumulated depreciation	7	6	7
Operating lease right of use asset	118	118	118
Other non-current assets	254	247	247
Total discontinued operations assets - current assets (1)	$16,392	$14,001	$15,134

Liabilities:
Accounts payable	$999	$1,230	$1,250
Other current liabilities	1,119	296	848
Operating lease liabilities	112	113	116
Other non-current liabilities	11,344	11,640	11,495
Total discontinued operations liabilities - current liabilities (1)	$13,574	$13,279	$13,709

(1)	The total assets and liabilities of Gill Ranch are classified as current as of the periods presented above because it is probable that the sale will be completed within one year.
The following table presents the operating results of Gill Ranch, which was reported within the gas storage segment historically, and is presented net of tax on the consolidated statements of comprehensive income:

	NW Holdings Discontinued Operations
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2020	2019	2020	2019
Revenues	$3,374	$1,748	$4,282	$3,469
Expenses:
Operations and maintenance	2,604	2,651	4,184	4,264
General taxes	53	60	100	119
Depreciation and amortization	106	106	212	212
Other expenses and interest	228	229	459	466
Total expenses	2,991	3,046	4,955	5,061
Income (loss) from discontinued operations before income taxes	383	(1,298)	(673)	(1,592)
Income tax expense (benefit)	103	(342)	(175)	(419)
Income (loss) from discontinued operations, net of tax	$280	$(956)	$(498)	$(1,173)

Earnings (loss) from discontinued operations per share of common stock:
Basic	$0.01	$(0.03)	$(0.01)	$(0.04)
Diluted	$0.01	$(0.03)	$(0.01)	$(0.04)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results from continuing operations for the three and six months ended June 30, 2020 and 2019 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. See Note 1 for a complete list of NW Holdings' and NW Natural's direct and indirect wholly owned subsidiaries. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three and six month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2019 Annual Report on Form 10-K, as applicable (2019 Form 10-K).

NW Natural's natural gas distribution activities are reported in the natural gas distribution (NGD) segment. The NGD segment includes our NW Natural local gas distribution business, NWN Gas Reserves, which is a wholly owned subsidiary of Energy Corp, and the NGD-portion of NW Natural's Mist storage facility in Oregon. Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. Other activities aggregated and reported as other at NW Holdings include NWN Energy's equity investment in Trail West Holding, LLC (TWH), which is pursuing the development of a proposed natural gas pipeline through its wholly owned subsidiary, Trail West Pipeline, LLC (TWP); NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); and NWN Water, which through itself or its subsidiaries owns and continues to pursue investments in the water sector. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly owned subsidiaries. See Note 13 for information on our TWH investment.

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

EXECUTIVE SUMMARY

We manage our business and strategic initiatives with a long-term view of providing natural gas service safely and reliably to customers, working with regulators on key policy initiatives, and remaining focused on growing our business. See "2020 Outlook" in the 2019 Form 10-K for more information. Current operational highlights include:

•	Continue to provide customers with essential natural gas and water utility services during the COVID-19 pandemic;

•	NGD business added over 13,000 meters during the past twelve months for a growth rate of 1.7% at June 30, 2020;

•	Completed rule making for Senate Bill 98 enabling NW Natural to procure renewable natural gas for customers;

•	Filed an all-party comprehensive settlement in NW Natural's 2020 Oregon general rate case; and

•	Continued our focus on our water utility strategy with additional closed transactions in 2020, bringing our total connections to approximately 25,000.

Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended June 30,
	2020		2019		QTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income (loss) from continuing operations	$(5,132)	$(0.17)	$2,051	$0.07	$(7,183)
Income (loss) from discontinued operations, net of tax	280	0.01	(956)	(0.03)	1,236
Consolidated net income (loss)	$(4,852)	$(0.16)	$1,095	$0.04	$(5,947)
NGD margin	$79,651		$80,981		$(1,330)

Key quarter-to-date financial highlights for NW Natural include:

	Three Months Ended June 30,
	2020	2019	QTD
In thousands	Amount	Amount	Change
Consolidated net income (loss)	$(4,712)	$3,054	$(7,766)
NGD margin	$79,651	$80,981	$(1,330)

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Net income from continuing operations decreased $7.2 million and $7.8 million at NW Holdings and NW Natural, respectively. The decrease was primarily due to the following factors, all of which occurred at NW Natural:

•
a $1.3 million decrease in NGD utility margin with contributions from customer growth, new rates in Washington, and revenues from our North Mist gas storage facility, which began operations in May 2019, more than offset by higher environmental remediation expenses due to a reversal of a reserve in 2019, and lower miscellaneous revenue in 2020 as we temporarily stopped charging late fees during the COVID-19 pandemic;

•	a $3.9 million increase in operations and maintenance related to higher compensation costs, additional non-payroll expenses from contractor services and higher costs related to COVID-19;

•	a $2.7 million increase in depreciation expenses due to NGD plant additions, including the North Mist gas storage facility, which began operations in May 2019; and,

•	a $1.5 million increase in interest expense related to higher long-term debt balances and short-term financings in March 2020 undertaken in response to the COVID-19 pandemic.

Key year-to-date financial highlights for NW Holdings include:

	Six Months Ended June 30,
	2020		2019		YTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income from continuing operations	$43,144	$1.41	$45,469	$1.56	$(2,325)
Loss from discontinued operations, net of tax	(498)	(0.01)	(1,173)	(0.04)	675
Consolidated net income	$42,646	$1.40	$44,296	$1.52	$(1,650)
Key year-to-date financial highlights for NW Natural include:

	Six Months Ended June 30,
	2020	2019	YTD
In thousands	Amount	Amount	Change
Net income from continuing operations	$44,467	$46,949	$(2,482)
NGD margin	233,795	233,636	159

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Net income from continuing operations decreased $2.3 million and $2.5 million at NW Holdings and NW Natural, respectively, and was primarily due to the following factors, all of which occurred at NW Natural:

•
a $0.2 million increase in NGD margin driven by new customer rates in Washington, customer growth, and revenues from the North Mist storage contract, partially offset by lower entitlement and curtailment fees as the first quarter of 2019 included fees related to pipeline constraints, and the effects of warmer-than-average weather in 2020 compared to colder-than-average weather in 2019. In addition, margin decreased due to revenues recognized in 2019 associated with recoveries of NW Natural's pension balancing account which did not recur in 2020;

•
a $12.5 million reduction from pension expenses recognized in 2019 associated with recoveries of NW Natural's pension balancing account which did not recur in 2020, with $4.6 million reflected in operations and maintenance expense and $7.9 million reflected in other income (expense), net;

•
a $10.5 million reduction in expenses due to a regulatory pension disallowance in 2019, which did not recur in 2020, with $3.9 million reflected in operations and maintenance expense and $6.6 million recorded in other income (expense), net; offset by

•
a $7.9 million increase in operations and maintenance expenses primarily related to higher compensation and benefit costs, non-payroll expenses related to contractor services, and higher costs related to COVID-19;

•	a $6.6 million increase in NGD depreciation and general tax expenses primarily due to plant additions, including our North Mist gas storage facility;

•
a $5.6 million decrease in other income (expense), net primarily related to regulatory interest income recognized in 2019 associated with the pension balancing account and regulatory amortization of the remaining pension balancing account deferral;

•
a $3.8 million increase in NGD income tax expense driven by the prior period including an income tax benefit related to the regulatory pension disallowance that occurred in 2019 partially offset by higher pretax income in 2020; and

•	a $1.2 million increase in interest expense from NW Natural financings undertaken in response to the COVID-19 pandemic.

COVID-19 AND CURRENT ECONOMIC CONDITIONS. The novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has resulted in severe and widespread global, national, and local economic and societal disruptions. On March 23, 2020, the Governors of Oregon and Washington, the states in which NW Natural’s service territories are located, issued stay at home executive orders. These and subsequent executive orders required the closure of “non-essential” businesses and permitted the continuation of “essential services.” Currently all of the services provided by NW Natural and NW Natural Water are considered “essential services” under the executive orders applicable to the jurisdictions in which they operate.

As a critical infrastructure energy company that provides an essential service to our customers, NW Natural has well-defined emergency response command structures and protocols. In response to the pandemic, NW Natural mobilized its incident command team and business continuity plans in early March, and continues to operate under these structures and protocols, with a focus on the safety of our 1,200 employees and the 2.5 million people, business partners and communities we serve. NW Natural has suspended business travel out of our service territory and implemented work-from-home plans for employees wherever possible. For employees whose role requires them to work in the field, we are following CDC, OSHA, and state specific guidance. Measures include: following social distancing guidelines; use of personal protective equipment (PPE) including masks, face coverings and gloves; enhanced sanitizing protocols; limiting non-essential in-home services; requiring employee health screenings prior to entering a NW Natural facility; and other measures intended to mitigate the spread of this disease and keep our employees and customers safe and informed. Our water companies are following similar protocols.

Our water and natural gas utility businesses continue to serve our customers without interruption. To support our customers in this unusual time, in mid-March, NW Natural voluntarily and temporarily stopped charging late fees and disconnecting customers for nonpayment. NW Natural also provided Oregon natural gas customers with annual June bill credits totaling $17.1 million related to NW Natural's revenue sharing mechanism. NW Natural has applied for regulatory deferrals in the states in which it operates to recover COVID-19 related costs such as bad debt expense, lost revenues related to late fees and reconnection fees, and other COVID-19 related costs. Our water companies have taken similar actions.

Additionally, as a precaution to strengthen our liquidity and guard against volatile markets as the COVID-19 pandemic unfolded, we took the following steps:

•
NW Natural drew $227 million on its credit facility and NW Holdings drew $35 million on its credit facility in March, and subsequently repaid all of NW Natural's borrowings on its credit facility and $20 million of NW Holdings' borrowing on its credit facility during the second quarter;

•	NW Natural secured a $150 million 364-day term loan due March 22, 2021 and borrowed the full amount;

•	NW Natural held commercial paper of $73 million at March 30, 2020, and subsequently retired all but $3 million by the end of the second quarter; and

•	NW Natural issued $150 million 30-year first mortgage bonds in March 2020 with an interest rate of 3.6%.

NW Holdings held $137.1 million of cash as of June 30, 2020 on a consolidated basis, and NW Natural held $120.3 million of cash on a stand-alone basis. We believe with these financings and ongoing cash flows from operations, both companies currently have ample liquidity to manage their respective cash needs.

The federal CARES Act was signed into law on March 27, 2020 to provide direct and indirect financial support to individuals, businesses, state and local governments, and the healthcare system in response to COVID-19. While we anticipate that the support the CARES Act provides to our customers may indirectly benefit NW Holdings and NW Natural, we cannot measure this benefit. However, we do not anticipate the CARES Act to have a material financial effect on NW Holdings or NW Natural. As provided for in the CARES Act, we have delayed remittance of the employer portion of the Social Security payroll tax through June 30, 2020 and plan to continue delaying such remittance through the end of 2020.

We have taken additional actions in response to known issues arising from the trends related to the COVID-19 pandemic. For example, we have enhanced cybersecurity monitoring in response to reports that cybersecurity attackers are more active with much of the economy utilizing work from home protocols. Like others, we experienced some constraints on our ability to obtain PPE and disinfecting supplies, but currently believe that we have sufficient supplies to continue our work and continue to procure additional supplies and most efficiently utilize those supplies we have on hand. We have not experienced material disruptions in our supply chain for other goods and services to date, but are continuing to actively monitor, and have formulated and continue to evaluate contingency plans as necessary. Additionally, while some public utility commissions have announced delays in dockets as a result of COVID-19, NW Natural’s Oregon general rate case has proceeded on schedule to date and we expect it will continue on the expected timeline with rates effective November 1, 2020. See "Regulatory Proceeding Updates - 2020 Oregon Rate Case".

The timing of the onset of the COVID-19 pandemic and resulting economic disruption in the United States coincided with end of the Pacific Northwest peak winter heating season. The majority of our national gas utility volumes are delivered during the first and fourth quarters, and volumes naturally decline in the spring with a significant reduction of heating loads in the summer and into the fall. For the period ended June 30, 2020, we did begin to see several effects of the COVID-19 pandemic, including a lower level of meter disconnections coinciding with NW Natural's suspensions of disconnections, resulting in a slightly higher customer growth rate, estimated a higher level of uncollectible accounts, and experienced lost revenues from late fee charges associated with temporarily suspending meter disconnections for nonpayment. As of the date of this filing, our capital projects continued to move forward as planned, with only a small portion of our construction activities affected by a temporary halt of construction in Washington from March 26, 2020 through April 24, 2020, which has now been lifted.

The second quarter was the first full period under the effects of COVID-19, which included stay at home orders in our service territories, partial re-openings, and a phased approach to lifting restrictions. The current economic conditions are becoming more apparent; however, uncertainty still exists as the duration of the pandemic and the economic impact therefrom is still unknown. We remain vigilant in monitoring how the phased re-openings of the territories in which we operate progress and any reinstitution or possible reinstitution of restrictions, and we are actively monitoring the previously identified key metrics. While we are unable to predict with certainty the length, severity or impacts of the COVID-19 pandemic and economic disruptions on our business, we have the following expectations and beliefs currently:

•	We continue to move forward with the majority of our capital projects and do not expect a material change in those activities during 2020.

•
NW Natural has not seen a substantial reduction in overall sales volumes as of June 30, 2020 attributed to COVID-19; however, we have seen slightly lower usage from our industrial and large commercial customers that are not decoupled during the second quarter of 2020. Due to the seasonality of our gas utility business, we may see more substantial declines in volumes in the future, particularly during our peak heating season, depending on the longevity of the pandemic as well as the level of success our communities have in re-opening efforts. However, volumes do not translate directly to earnings as the majority of our NGD margin is not dependent on volumes.

•
In March 2020, we voluntarily and temporarily stopped charging late fees and disconnecting customers for nonpayment, resulting in approximately $1.0 million of lower revenues for the first six months of 2020. At the request of the WUTC, on July 27, 2020, NW Natural and other Washington utilities submitted letters to the WUTC committing to the moratorium for Washington customers through October 15, 2020.

•
NW Natural's customer growth rate is affected by both new meter connections and when existing customers close their accounts and disconnect their meters. As of June 30, 2020, NW Natural has not experienced significant meter disconnections. We are closely monitoring our approximately 71,000 commercial and industrial natural gas meters, as a substantial decline in these meters could materially affect margin in 2020. A disconnection may occur if circumstances require businesses, such as restaurants, retailers, and those in the hospitality sector, to permanently close. When we cease temporarily suspending disconnections, we may experience a higher level of disconnections. We don't anticipate significant residential meter disconnections.

•
NW Natural had not seen a significant reduction in new meter connections as of June 30, 2020. However, a significant recession or prolonged economic slowdown could result in a decline in new meter connections, which could adversely affect margin in late 2020 and the following periods.

•
During the first six months of 2020, we increased our bad debt allowance by $0.9 million to $1.6 million. We may continue to see increases to uncollectible accounts for bill cycles in late 2020 if the effects of the pandemic continue into the winter heating season. Our allowance for Residential and Commercial uncollectible accounts estimate increased from 0.1% of gas sales to approximately 0.3% of gas sales for the period ended June 30, 2020.

We have applied for regulatory deferrals to recover COVID-19 related costs such as bad debt expense, lost revenues related to late fees and reconnection fees, and other COVID-19 related costs in all our jurisdictions. See "Results of Operations—Regulatory Matters—COVID-19 Deferrals" below for additional detail.

During the second quarter of 2020, the Governors of Oregon and Washington outlined frameworks with phased approaches to reopening and began to lift restrictions. The phased approach to lifting restrictions requires that the states in which we operate experience a declining number of COVID-19 cases, and have adequate hospital capacity, robust testing and sufficient supplies of PPE among other things. We are closely monitoring the re-openings, their impact on our local economies, and their effects on our business. Currently, we believe the key 2020 financial effects from COVID-19, will depend on the magnitude of volumes decline from either commercial and industrial sales meter losses or lower usage from customers that are not covered under a decoupling mechanism; lost revenues from lower late charge and reconnection fees, bad debt expense from uncollectible customer accounts, and other COVID-19 costs, regulatory recovery of certain financial effects through utility rates; and a significant reduction in new meters.

Given the evolving nature of the pandemic and resulting economic conditions, we are continually monitoring our business operations and the larger trends and developments to take additional measures we believe are warranted to continue providing safe and reliable service to our customers and communities while protecting our employees.

See the discussion in "Results of Operations" below for additional detail regarding all significant activity that occurred during the second quarter and first six months of 2020.

DIVIDENDS

Dividend highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		Change
Per common share	2020	2019	2020	2019
Dividends paid	$0.4775	$0.4750	$0.9550	$0.9500	$0.0050

In July 2020, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4775 per share. The dividend is payable on August 14, 2020, to shareholders of record on July 31, 2020, reflecting an annual indicated dividend rate of $1.91 per share.

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

Most Recent Completed General Rate Cases
OREGON. Effective November 1, 2018, the OPUC authorized rates to customers based on an ROE of 9.4%, an overall rate of return of 7.317%, and a capital structure of 50% common equity and 50% long-term debt. In March 2019, the OPUC issued an order resolving the remaining matters of the rate case regarding recovery of NW Natural's pension balancing account and the return of tax reform benefits to customers. For additional information, see "Rate Mechanisms - Pension Cost Deferral and Pension Balancing Account" and "Rate Mechanism - Tax Reform Deferral" below. On December 30, 2019, NW Natural filed a general rate case in Oregon, in which an all-party settlement was filed on July 31, 2020. For more information, see "Regulatory Proceeding Updates - 2020 Oregon Rate Case" below.

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

FERC. NW Natural is required under its Mist interstate storage certificate authority and rate approval orders to file every five years either a petition for rate approval or a cost and revenue study to change or justify maintaining the existing rates for its interstate storage services. On October 12, 2018, NW Natural filed a rate petition with FERC for revised cost-based maximum rates, which incorporated the new federal corporate income tax rate. The revised rates were effective beginning November 1, 2018.

NW Natural continuously evaluates the need for rate cases in its jurisdictions. For additional information, see "Regulatory Proceeding Updates - Rate Case" below.

Rate Mechanisms
During 2020 and 2019, NW Natural's key approved rates and recovery mechanisms for each service area included:

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

As of June 30, 2020, NW Natural was hedged at approximately 56% for the 2020-21 gas year, with Oregon at 59% and Washington at 28%. NW Natural is also hedged between 1% and 29% for annual requirements over the subsequent five gas years, which consists of between 1% and 29% for Oregon and between 0% and 25% for Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2018-19 and 2019-20 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2019, the ROE threshold was 10.24%. NW Natural filed the 2019 earnings test on May 1, 2020 indicating no customer refund adjustment and the filing was approved in July 2020.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism, which is applied to residential and commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of June 30, 2020, 8% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for residential and commercial Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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

Washington ECRM
The ECRM established by the WUTC order effective November 1, 2019 permits NW Natural’s recovery of environmental remediation expenses allocable to Washington customers. These expenses represent 3.32% of costs associated with remediation of sites that historically served both Oregon and Washington customers. The order allows for recovery of past deferred and future prudently incurred remediation costs allocable to Washington through application of insurance proceeds and collections from customers. Prudently incurred costs that were deferred from the initial deferral authorization in February 2011 through June 2019 are to be fully offset with insurance proceeds, with any remaining insurance proceeds to be amortized over a 10.5 year period. On an annual basis NW Natural will file for a prudence determination and a request to recover remediation expenditures in excess of insurance amortizations in the following year's customer rates. After insurance proceeds are fully amortized, if in a particular year the request to collect deferred amounts exceeds one percent of Washington normalized revenues, then the excess will be collected over three years with interest. In July 2020, NW Natural submitted its first environmental cost recovery filing to the WUTC covering the period from July 1, 2019 through December 31, 2019.

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

Commencing April 1, 2019, the OPUC also authorized the collection of the remainder of the pension balancing account over ten years in a customer tariff of $7.3 million per year. Deferred pension expense recoveries were $4.1 million for the six months ended June 30, 2020.

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

If NW Natural files a general rate case within five years of the date of the March 2019 order, this revenue requirement may be adjusted as part of that general rate case. On December 30, 2019, NW Natural filed a general rate case with the OPUC, which is within five years from the date of the March 2019 order.

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage and asset management activities. Currently, amounts are credited to Oregon customers in June, while credits are given to customers in Washington as reductions in rates through the annual PGA filing in November.

During the second quarter of 2020, NW Natural received regulatory approval to refund an interstate storage and asset management sharing credit of $17.1 million to Oregon customers. Of this amount, $15.5 million was reflected in Oregon customers' June bills with the remainder to be credited to their bills in the third quarter. Bill credits to Oregon and Washington customers in 2019 were approximately $16.3 million and $1.2 million, respectively.

Regulatory Proceeding Updates
During 2020, NW Natural was involved in the regulatory activities discussed below. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2019 Form 10-K.

COVID-19 DEFERRALS. NW Natural filed applications at the OPUC and WUTC requesting authorization to use deferred accounting for costs associated with the COVID-19 public health emergency. NWN Water’s subsidiaries with regulated utilities are also pursuing deferred accounting treatment with their respective utility commissions. Costs deferred may include but are not limited to the following: personal protective equipment for employees as they provide essential services, additional cleaning and/or sanitation expenses, bad debt, and other related financial impacts. NW Natural along with other utilities in Oregon and Washington are collaboratively working with regulators in each state on an approach for the recovery of costs associated with COVID-19.

In addition, NW Holdings' water utilities have filed applications for our water utilities with the OPUC, WUTC, and Idaho Commissions requesting authorization to use deferred accounting for costs associated with COVID-19. We have received an order from the Idaho Commission and the Texas Commission issued an order allowing COVID-19 deferrals for all jurisdictional utilities in the state.

As of June 30, 2020, NW Holdings' subsidiaries with regulated utilities have estimated financial effects that could be recoverable in future customer rates of approximately $4 million, substantially all of which is related to NW Natural. However, until recovery of the financial impacts related to the COVID-19 pandemic is probable, all financial impacts will be recognized in the results of operations.

2020 OREGON RATE CASE. On December 30, 2019, NW Natural filed a request for a general rate increase with the OPUC. The filing included a requested $71.4 million annual revenue requirement increase based on a capital structure of 50% debt and 50% equity; a return on equity of 10.0%; cost of capital of 7.298%; and average rate base of $1.47 billion, which reflects an increase of $269.9 million since the last rate case.

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

On July 31, 2020, NW Natural and the Rate Case Parties filed a joint stipulation with the OPUC that addresses all remaining issues in the general rate case and incorporates the cost of capital components that were memorialized in the First Settlement (Comprehensive Settlement). The Comprehensive Settlement, if approved by the OPUC, would resolve all disputed issues in the rate case and is expected to result in new rates going into effect on November 1, 2020. The Comprehensive Settlement is subject to the review and approval of the OPUC. For new rates to be effective, the OPUC must issue an order, which may approve or deny the terms of the Comprehensive Settlement or be issued under the OPUC’s own terms with respect to the elements of the rate case.

The Comprehensive Settlement provides for a total revenue requirement increase of $45.8 million over revenues from existing rates. The revenue requirement is based on the following assumptions:

•	Capital structure of 50% common equity and 50% long-term debt;

•	Return on equity of 9.4%;

•	Cost of capital of 6.965%; and

•	Average rate base of $1.45 billion or an increase of $248.9 million since the last rate case.

Under the terms of the Comprehensive Settlement, the parties agree that NW Natural may begin to recover NW Natural’s forecasted tax expense associated with the Oregon Corporate Activity Tax (CAT) as a component of base rates. Beginning on the November 1, 2020 rate effective date for the general rate case, NW Natural would recover an additional $3.15 million in revenue requirement for the CAT. Under the terms of the Comprehensive Settlement, NW Natural may adjust the amount recovered for the CAT in each annual PGA to reflect changes in gross revenue and cost of goods sold that occur as a result of the PGA. The Comprehensive Settlement also provides for certain adjustments if there are legislative, rulemaking, judicial, or policy decisions that would cause the calculation methodology used by NW Natural for the CAT to vary in a fundamental way. Additionally, under the Comprehensive Settlement, the CAT deferred from January 2020 through June 2020 would be added to and amortized over the 2020-21 PGA gas year, and the CAT amounts deferred form July 2020 through the effective date of the rate case would be included in the November 2021 PGA for amortization over the 2021-22 PGA year.

In March 2019, the OPUC issued an order concluding NW Natural’s last Oregon general rate case and addressing the terms by which excess deferred income taxes (EDIT) associated with the Tax Cuts and Jobs Act (TCJA) would be provided to customers directly or applied for the benefit of customers. In that order, the OPUC adopted a stipulation that included an increase in rate base of $15.4 million, and a corresponding increase to revenue requirement of $1.4 million commencing on April 1, 2019, which reflected an agreed-upon five-year average of amounts related to the amortizations of the EDIT. The order provided that the increase in rate base of $15.4 million remains subject to a true-up credit in the event that NW Natural filed a general rate case with new rates effective within five years of April 1, 2019. As a result of NW Natural filing a general rate case within this five-year period, the Comprehensive Settlement includes a true-up credit to customers of approximately $1.0 million as a temporary rate adjustment to be amortized over the 2020-21 PGA year.

In addition, the Comprehensive Settlement extends NW Natural’s decoupling calculation for the months of November and May to the month of April. The decoupling mechanism is intended to encourage customers to conserve energy without adversely affecting earnings due to reductions in sales volumes. Additionally, under the Comprehensive Settlement, NW Natural agreed to credit curtailment and entitlement revenues, less incremental costs arising from the violation giving rise to the revenues, to firm sales customers through the PGA. Previously, NW Natural retained these amounts, which generally are immaterial but constituted approximately $3.5 million in each of 2018 and 2019 due to the Enbridge event.

RENEWABLE NATURAL GAS. On June 19, 2019, the Oregon legislature passed Senate Bill 98 (SB98), which enables natural gas utilities to procure or develop renewable natural gas (RNG) on behalf of their Oregon customers. RNG is produced from organic materials like food, agricultural and forestry waste, wastewater, or landfills. Methane is captured from these organic materials as they decompose and is conditioned to pipeline quality, so it can be added into the existing natural gas system, reducing net greenhouse gas emissions. The bill was signed into law by the governor in July 2019, and subsequently, the OPUC opened a docket in August 2019 regarding the rules for the bill. After working with parties, the OPUC adopted final rules in July 2020.

SB98 and the rules outline the following parameters for the RNG program including: setting voluntary goals for adding as much as 30% renewable natural gas into the state’s pipeline system by 2050; enabling gas utilities to invest in and own the cleaning and conditioning equipment required to bring raw biogas and landfill gas up to pipeline quality, as well as the facilities to connect to the local gas distribution system; and allowing up to 5% of a utility’s revenue requirement to be used to cover the incremental cost of investments in renewable natural gas infrastructure.

Further, the new law supports all forms of renewable natural gas including renewable hydrogen, which is made from excess wind, solar and hydro power. Renewable hydrogen can be used for the transportation system, industrial use, or blended into the natural gas pipeline system.

CORPORATE ACTIVITY TAX. In 2019, the State of Oregon enacted a Corporate Activity Tax (CAT) that is applicable to all businesses with annual Oregon gross revenue in excess of $1 million. The CAT is in addition to the state's corporate income tax and imposes a 0.57% tax on certain Oregon gross receipts less a reduction for a portion of cost of goods sold or labor. The CAT legislation became effective September 29, 2019 and applies to calendar years beginning January 1, 2020. On December 23, 2019, NW Natural filed an application with the OPUC to allow us to defer this additional expense, with recovery of these deferred amounts to be determined in future rate case proceedings. As of June 30, 2020, NW Natural had deferred $1.9 million related to this tax.

WATER UTILITIES. In 2020, NW Holdings, through its water subsidiaries, continued acquiring water utilities. The following notable transactions received regulatory approval and were closed during 2020:

•
Suncadia Water Company, LLC and Suncadia Environmental, LLC — NWN Water of Washington received regulatory approval for the purchase of Suncadia Water in January 2020. Suncadia Environmental is not currently subject to the WUTC's jurisdiction. The transaction closed in January 2020.

•
T&W Water Service Company — NWN Water of Texas received regulatory approval from the Public Utility Commission of Texas for the T&W Water Service Company acquisition in February 2020 and subsequently the transaction closed in March 2020.

OREGON EXECUTIVE ORDER. On March 10, 2020, the governor of Oregon issued an executive order establishing greenhouse gas (GHG) emissions reduction goals of at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050 and directing state agencies and commissions to facilitate such GHG emission goals. Although the order does not specifically direct actions of natural gas distribution businesses, the OPUC is directed to prioritize proceedings and activities that advance decarbonization in the utility sector, mitigate energy burden experienced by utility customers and ensure system reliability and resource adequacy. The executive order also directs other agencies to cap and reduce GHG emissions from transportation fuels and all other liquid and gaseous fuels, including natural gas, adopt building energy efficiency goals for new building construction, reduce methane gas emissions from landfills and food waste, and submit a proposal for adoption of state goals for carbon sequestration and storage by Oregon’s forest, wetlands and agricultural lands. As an executive order, any implementation is reliant on state agency rule-making. The scope and content of any state commission or agency rules, as well as the time of implementation of any such rules, adopt and implement any such rules, has not been determined. The executive order and any resulting rules and agencies’ jurisdiction and authority remain subject to legal challenge from a variety of stakeholders, including a coalition of business and trade groups who filed suit in late July 2020 alleging that the executive order exceeds the Governor's authority.

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

NGD segment highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except EPS data	2020	2019	2020	2019
NGD net income (loss)	$(6,347)	$1,212	$41,596	$42,418	$(7,559)	$(822)
EPS - NGD segment	$(0.21)	$0.04	$1.36	$1.45	$(0.25)	$(0.09)
Gas sold and delivered (in therms)	207,213	214,047	628,130	661,785	(6,834)	(33,655)
NGD margin(1)	$79,651	$80,981	$233,795	$233,636	$(1,330)	$159
(1) See Natural Gas Distribution Margin Table below for additional detail

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. The primary factors contributing to the $7.6 million, or $0.25 per share increase in NGD net loss were as follows:

•
a $3.8 million increase in NGD operations and maintenance expenses as a result of higher compensation costs, additional non-payroll expenses from contractor services and higher costs related to COVID-19;

•	a $2.7 million increase in depreciation expense due to NGD plant additions, including the North Mist facility;

•	a $1.6 million increase in interest expense related to long-term debt balances, commercial paper, and line of credit; and

•
a $1.3 million decrease in NGD margin primarily due to a $4.4 million reversal of NW Natural's 2019 earnings test accrual in the second quarter of 2019; partially offset by a $2.7 million increase from revenue generated from NW Natural's North Mist storage contract.

For the three months ended June 30, 2020, total NGD volumes sold and delivered decreased 3% over the same period in 2019.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. The primary factors contributing to the $0.8 million, or $0.09 per share, decrease in NGD net income were as follows:

•	a $0.2 million increase in NGD margin due to:

•	a $6.2 million increase due to new customer rates, primarily from the 2019 Washington rate case that went into effect on November 1, 2019 and customer growth;

•
a $7.6 million increase from revenue generated from NW Natural's North Mist storage contract which commenced service in May 2019 and is included within other regulated services within NGD margin; partially offset by,

•
a $2.1 million decrease driven by 15% warmer than average weather in the first six months of 2020 compared to 2% warmer than average weather in the prior period partially offset by a benefit from gas cost incentive sharing;

•
a $7.1 million decrease due to revenues recognized in 2019 associated with recoveries of NW Natural's pension balancing account, which were entirely offset by pension expenses within operations and maintenance expense and other income (expense), net in the first quarter of 2019; and

•	a $4.4 million decrease in overruns, entitlements and late fees, in part due to the temporary suspension of late fees during the COVID-19 pandemic.

In addition to the increase in margin, NGD net income for 2020 reflects:

•
$3.8 million higher income tax expense which was primarily the result of higher pretax income in the current period. The prior period also included an income tax benefit related to the regulatory pension disallowance;

•	a $1.2 million increase in general taxes due primarily to decreases in capitalized property taxes related to Mist assets;

•
a $3.3 million decrease in deferred regulatory interest income in other income (expense), net, of which $3.8 million relates to interest income recognized in 2019 associated with the 2019 recoveries of the pension balancing account;

•	a $5.4 million increase in depreciation expense due to NGD plant additions, including the North Mist gas storage facility;

•	a $2.8 million decrease due to the regulatory amortization of the remaining pension balancing account deferral, which began in April 2019 and is ongoing;

•	a $1.1 million increase in interest expense driven primarily by several financings in March 2020 undertaken as a precautionary measure as COVID-19 unfolded; and

•
$6.8 million of other increases in NGD operating and maintenance expenses due primarily to a $3.8 million increase in non-payroll expenses from contractor services and higher costs related to COVID-19. Additionally, payroll expenses increased by $1.9 million due primarily to generally wage increases and an increase in employees.

The decreases in net income above are partially offset by the following:

•
a benefit of $12.5 million from pension expenses recognized in 2019 associated with recoveries of NW Natural's pension balancing account which did not recur in 2020. Approximately $4.6 million was recorded operations and maintenance expense and $7.9 million was recorded in other income (expense), net; and

•
a benefit of $10.5 million from a 2019 regulatory pension disallowance which did not recur in 2020. Approximately $3.9 million was recorded in operations and maintenance expense and $6.6 million was recorded in other income (expense), net.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above and Note 9 for more information regarding the pension balancing account.

For the six months ended June 30, 2020, total NGD volumes sold and delivered decreased 5% over the same period in 2019 primarily due to 15% warmer than average weather in the first six months of 2020 compared to 2% warmer than average weather in the prior period.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended June 30,		Six Months Ended June 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2020	2019	2020	2019	QTD Change	YTD Change
NGD volumes (therms):
Residential and commercial sales	99,815	102,457	386,687	420,560	(2,642)	(33,873)
Industrial sales and transportation	107,398	111,590	241,443	241,225	(4,192)	218
Total NGD volumes sold and delivered	207,213	214,047	628,130	661,785	(6,834)	(33,655)
Operating Revenues
Residential and commercial sales	$109,399	$103,178	$364,803	$354,296	$6,221	$10,507
Industrial sales and transportation	12,667	12,210	29,861	28,231	457	1,630
Other distribution revenues	5	404	968	12,248	(399)	(11,280)
Other regulated services	4,921	2,192	9,847	2,250	2,729	7,597
Total operating revenues	126,992	117,984	405,479	397,025	9,008	8,454
Less: Cost of gas	41,265	35,163	149,860	140,676	(6,102)	(9,184)
Less: Environmental remediation expense	1,622	(2,656)	5,627	6,291	(4,278)	664
Less: Revenue taxes	4,454	4,496	16,197	16,422	42	225
NGD margin	$79,651	$80,981	$233,795	$233,636	$(1,330)	$159

Margin:(1)
Residential and commercial sales	$67,855	$70,875	$206,999	$203,821	$(3,020)	$3,178
Industrial sales and transportation	7,021	7,623	15,603	16,179	(602)	(576)
Miscellaneous revenues	141	525	1,303	3,891	(384)	(2,588)
Gain (loss) from gas cost incentive sharing	(105)	(77)	343	(846)	(28)	1,189
Other margin adjustments(2)	(179)	(154)	(297)	8,344	(25)	(8,641)
Distribution margin	$74,733	$78,792	$223,951	$231,389	$(4,059)	$(7,438)
Other regulated services	4,918	2,189	9,844	2,247	2,729	7,597
NGD Margin	$79,651	$80,981	$233,795	$233,636	$(1,330)	$159

Degree days(3)
Average(4)	308	308	1,650	1,637	—	13
Actual	189	160	1,404	1,610	18%	(13)%
Percent colder (warmer) than average weather	(39)%	(48)%	(15)%	(2)%

	As of June 30,
NGD Meters - end of period:	2020	2019	Change	Growth
Residential meters	697,861	684,862	12,999	1.9%
Commercial meters	69,451	69,329	122	0.2%
Industrial meters	992	915	77	8.4%
Total number of meters	768,304	755,106	13,198	1.7%

(1)
Amounts reported as margin for each category of meters are operating revenues, which are net of revenue taxes, less cost of gas and environmental remediation expense, subject to earnings test considerations, as applicable.

(2)	Other margin adjustments include net revenue recoveries of $6.6 million during the six months ended June 30, 2019 associated with the decline of the U.S. federal corporate income tax rate.

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

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2020	2019	2020	2019
Volumes (therms):
Residential sales	65,126	59,467	248,035	263,018	5,659	(14,983)
Commercial sales	34,689	42,990	138,652	157,542	(8,301)	(18,890)
Total volumes	99,815	102,457	386,687	420,560	(2,642)	(33,873)
Operating revenues:
Residential sales	$76,836	$69,626	$253,781	$243,443	$7,210	$10,338
Commercial sales	32,563	33,552	111,022	110,853	(989)	169
Total operating revenues	$109,399	$103,178	$364,803	$354,296	$6,221	$10,507
NGD margin:
Residential:
Sales	$46,688	$46,251	$148,063	$151,264	$437	$(3,201)
Alternative revenue:
Weather normalization	2,453	3,322	6,434	(3,459)	(869)	9,893
Decoupling	74	1,251	(3,801)	(1,026)	(1,177)	(2,775)
Amortization of alternative revenue	155	310	592	1,373	(155)	(781)
Total residential NGD margin	49,370	51,134	151,288	148,152	(1,764)	3,136
Commercial:
Sales	15,802	20,890	54,043	66,076	(5,088)	(12,033)
Alternative revenue:
Weather normalization	739	1,029	1,926	(1,192)	(290)	3,118
Decoupling	1,937	(431)	(293)	(2,458)	2,368	2,165
Amortization of alternative revenue	7	(1,747)	35	(6,757)	1,754	6,792
Total commercial NGD margin	18,485	19,741	55,711	55,669	(1,256)	42
Total NGD margin	$67,855	$70,875	$206,999	$203,821	$(3,020)	$3,178
THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Residential and commercial margin decreased $3.0 million primarily due to higher environmental remediation expenses in 2020 as the prior year included a reversal of a reserve. This was partially offset by customer growth and new rates in Washington.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Residential and commercial margin increased
$3.2 million. The increase was driven by customer growth and new customer rates in Washington that took effect on November 1, 2019, partially offset by lower volumes due to 15% warmer than average weather in the current period compared to 2% warmer than average weather in the prior period.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2020	2019	2020	2019
Volumes (therms):
Industrial - firm sales	6,970	7,454	17,075	17,346	(484)	(271)
Industrial - firm transportation	39,071	40,189	89,059	90,555	(1,118)	(1,496)
Industrial - interruptible sales	10,668	11,233	25,365	25,017	(565)	348
Industrial - interruptible transportation	50,689	52,714	109,944	108,307	(2,025)	1,637
Total volumes	107,398	111,590	241,443	241,225	(4,192)	218
NGD margin:
Industrial - firm and interruptible sales	$2,506	$2,960	$5,823	$6,076	$(454)	$(253)
Industrial - firm and interruptible transportation	4,515	4,663	9,780	10,103	(148)	(323)
Industrial - sales and transportation	$7,021	$7,623	$15,603	$16,179	$(602)	$(576)

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Sales and transportation margin decreased by $0.6 million primarily due to a decrease in volumes of 4.2 million therms, or 4% principally related to lower usage by forest products customers.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Industrial sales and transportation margin decreased by $0.6 million compared to the prior period. While volumes remained flat, prior period fee revenues from interruptible customers as a result of system restrictions did not occur to the same extent in the current period.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2020	2019	2020	2019
Cost of gas	$41,265	$35,163	$149,860	$140,676	$6,102	$9,184
Volumes sold (therms)(1)	117,453	121,144	429,127	462,923	(3,691)	(33,796)
Average cost of gas (cents per therm)	$0.35	$0.29	$0.35	$0.30	$0.06	$0.05
Gain (loss) from gas cost incentive sharing(2)	$(105)	$(77)	$343	$(846)	$(28)	$1,189

(1)	This calculation excludes volumes delivered to industrial transportation customers.

(2)
For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2019 Form 10-K.

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Cost of gas increased $6.1 million, or 17%, primarily due to a 21% increase in average cost of gas consistent with higher natural gas prices within the PGA, partially offset by a 3% decrease in volumes sold.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Cost of gas increased $9.2 million, or 7%, primarily due to customer growth and a 17% increase in average cost of gas consistent with higher gas costs in the PGA, partially offset by an 7% decrease in volumes sold driven by 15% warmer than average weather during the first six months of 2020 as compared to 2% warmer than average weather in the prior period.

Other Regulated Services
Other regulated services highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2020	2019	2020	2019
North Mist storage services	$4,867	$2,133	$9,733	$2,133	$2,734	$7,600
Other services	51	56	111	114	(5)	(3)
Total other regulated services	$4,918	$2,189	$9,844	$2,247	$2,729	$7,597

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Other regulated services margin increased $2.7 million primarily due to the commencement of storage services at the North Mist expansion facility in May 2019. See Note 6 for information regarding North Mist expansion lease accounting.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Other regulated services margin increased $7.6 million primarily due to the commencement of storage services at the North Mist expansion facility in May 2019. See Note 6 for information regarding North Mist expansion lease accounting.

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

On June 12, 2020, NWN Energy entered into a Purchase and Sale Agreement with an unrelated third party to sell 100% of its interest in TWH. On August 6, 2020, NWN Energy completed the Purchase and Sale Agreement transaction regarding its interest in TWH. See Note 13 for further details.

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except EPS data	2020	2019	2020	2019
NW Natural other - net income	$1,635	$1,842	$2,871	$4,531	$(207)	$(1,660)
Other NW Holdings activity	(420)	(1,003)	(1,323)	(1,480)	583	157
NW Holdings other - net income	$1,215	$839	$1,548	$3,051	$376	$(1,503)
EPS - NW Holdings - other	$0.04	$0.03	$0.05	$0.10	$0.01	$(0.05)

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Overall, other net income remained flat at NW Holdings and NW Natural.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Other net income decreased $1.5 million at NW Holdings and decreased $1.7 million at NW Natural. The decrease at NW Natural was primarily due to lower earnings from non-NGD gas storage operations at Mist as a result of less favorable market conditions. The decrease at NW Holdings was driven by the decrease at NW Natural as well as an increase in financing costs and interest expense due to various financings undertaken as a precaution to increase liquidity in response to the unfolding of the COVID-19 pandemic.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2020	2019	2020	2019	Change	Change
NW Natural	$41,198	$37,292	$87,454	$87,726	$3,906	$(272)
Other NW Holdings operations and maintenance	2,785	2,194	5,450	3,242	591	2,208
NW Holdings	$43,983	$39,486	$92,904	$90,968	$4,497	$1,936

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Operations and maintenance expense increased by $4.5 million and $3.9 million at NW Holdings and NW Natural, respectively. The increase at NW Natural was primarily due to increased employee payroll and benefit costs, an increase in external contract work associated with safety activities including meter locates and pipeline integrity work as well as moving expenses as we transitioned into our new corporate operations center, and increases in costs due to COVID-19. The increase at NW Holdings was due to the increases at NW Natural as well as increases in the operations and maintenance expense associated with NW Holdings' water and wastewater businesses as acquisitions are completed.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Operations and maintenance expense increased by $1.9 million at NW Holdings and decreased by $0.3 million at NW Natural. The decrease at NW Natural was driven by the following:

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

•	a $3.1 million increase in payroll-related costs, primarily increases in overall wages and benefits;

•
$2.6 million in higher non-payroll costs, driven by external contract work associated with safety activities including meter locates and pipeline integrity work as well as moving expenses as we transitioned to our new corporate operations center;

•	$1.2 million in higher costs due to the COVID-19 pandemic including bad debt expense and personal protective equipment and other safety costs; and,

•	a $1.0 million increase due to regulatory amortization of the pension balancing account, which began in April 2019 and is ongoing.

The $2.2 million increase in other NW Holdings operations and maintenance expense primarily reflects operating expenses from water and wastewater companies that have been acquired.

Bad debt expense as a percent of revenues was 0.3% for the first six months of 2020 and 0.1% for the same period in 2019. The provision for uncollectible customer accounts was evaluated for its current expected credit losses following NW Holdings' and NW Natural's standard review process. For the period ended June 30, 2020, the provision was also evaluated for conditions and circumstances present due to the COVID-19 pandemic. See Note 2 for additional information.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above and Note 9 for more information regarding the pension balancing account.

Depreciation and Amortization
Depreciation and amortization highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2020	2019	2020	2019	Change	Change
NW Natural	$24,986	$22,243	$49,176	$43,747	$2,743	$5,429
Other NW Holdings depreciation and amortization	$850	$144	1,335	212	706	1,123
NW Holdings	$25,836	$22,387	$50,511	$43,959	$3,449	$6,552

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Depreciation and amortization expense increased $3.4 million at NW Holdings and $2.7 million at NW Natural primarily due to NGD plant additions, including the North Mist expansion project that went into service in May 2019.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Depreciation and amortization expense increased $6.6 million and $5.4 million at NW Holdings and NW Natural, respectively, primarily due to NGD plant additions and the North Mist gas storage facility that commenced operations and began depreciating in May 2019. Higher depreciation and amortization expense at NW Holdings due to water and wastewater acquisitions.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2020	2019	2020	2019	Change	Change
NW Natural other income (expense), net	$(3,179)	$(2,814)	$(6,742)	$(16,582)	$(365)	$9,840
Other NW Holdings activity	139	46	127	67	93	60
NW Holdings other income (expense), net	$(3,040)	$(2,768)	$(6,615)	$(16,515)	$(272)	$9,900

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Other income (expense), net decreased $0.3 million at NW Holdings and $0.4 million at NW Natural. The decreases were primarily driven by slightly higher pension costs (non-service cost component) and lower NGD allowance for funds used during construction (AFUDC) equity interest income.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Other income (expense), net increased $9.9 million and $9.8 million NW Holdings and NW Natural, respectively. The increase was primarily due to the following factors:

•
a $7.9 million increase from higher 2019 pension expenses (non-service cost component) recognized due to the recovery of amounts in NW Natural's pension balancing account, which were primarily offset within NGD margin and income tax benefits and which did not recur in 2020;

•
a $6.6 million increase from the 2019 regulatory pension disallowance (non-service cost component) as a result of the March 2019 OPUC order in the Oregon general rate case which did not recur in 2020; partially offset by

•
a $3.3 million decrease in regulatory interest income, of which $3.8 million is related to the 2019 realization of the equity interest component of financing costs accrued on the pension balancing account as recovery of the deferral began in March 2019; and,

•	a $1.8 million decrease due to the regulatory amortization of the remaining pension balancing account deferral, which began in April 2019 and is ongoing.

See "Results of Operations - Regulatory Matters - Regulatory Proceeding Updates" above and Note 9 for more information regarding the pension balancing account.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2020	2019	2020	2019	Change	Change
NW Natural	$11,851	$10,387	$21,712	$20,520	$1,464	$1,192
Other NW Holdings interest expense, net	855	267	1,462	339	588	1,123
NW Holdings	$12,706	$10,654	$23,174	$20,859	$2,052	$2,315

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Interest expense, net increased $2.1 million and $1.5 million at NW Holdings and NW Natural, respectively, primarily due to increases of $0.8 million in interest on higher long-term debt balances and $0.8 million in short-term financings costs related to NW Natural's outstanding credit agreement balances during the current period and the 364-day term loan, partially offset by lower commercial paper interest expense. Other NW Holdings interest expense increased $0.6 million primarily due to NW Holdings outstanding credit agreement balances during the current period.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Interest expense, net increased $2.3 million and $1.2 million at NW Holdings and NW Natural, respectively. The increase at NW Natural is primarily due to an increase of $0.8 million in interest on higher long-term debt balances and a $0.6 million decrease in the debt portion of AFUDC driven by the placement of the North Mist expansion project into service in May 2019. The increase at NW Holdings includes the increase at NW Natural as well as higher interest expense at NW Holdings due to various financings undertaken as a precautionary measure to strengthen the Company's liquidity position as the COVID-19 pandemic unfolded, primarily $0.7 million on outstanding credit agreement balances during the current period.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2020	2019	2020	2019	Change	Change
NW Holdings income tax expense (benefit)	$(1,672)	$625	$12,455	$9,300	$(2,297)	$3,155
NW Natural income tax expense (benefit)	$(1,419)	$985	$12,999	$9,833	$(2,404)	$3,166

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Income tax expense decreased $2.3 million at NW Holdings and $2.4 million at NW Natural. The decrease in income tax expense was primarily due to a pretax loss in the current period compared to pretax income for the same period in the prior year.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Income tax expense increased $3.2 million at both NW Holdings and NW Natural. The increase in income tax expense is primarily related to the prior period including an income tax benefit related to the regulatory pension disallowance pursuant to NW Natural's March 2019 OPUC order. In addition, tax expense increased as a result of higher pretax income in the current period.

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
The decision approving the transaction was issued by the CPUC in December, 2019 and the transaction is subject to other customary closing conditions and covenants, including the requirement that all of the representations and warranties be true and correct as of the closing date except, as would not, in the case of certain representations and warranties, be reasonably expected to have a material adverse effect on Gill Ranch. The Sale Agreement, as amended, was subject to termination by either party if the transaction had not closed by June 26 2020. On June 26, 2020, NWN Gas Storage and the buyer amended the Sale Agreement to change the date after which the Sale Agreement would be subject to termination by either party from June 26, 2020 to August 17, 2020. We continue to strive to close this transaction.
On January 29, 2019, PG&E filed voluntary petitions for relief under chapter 11 bankruptcy. On June 20, 2020, PG&E's plan of reorganization was confirmed by the Bankruptcy Court. The effective date of the plan of reorganization was July 1, 2020, and as a result, has been substantially consummated.
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

NW Holdings' consolidated capital structure was as follows:

	June 30,		December 31,
	2020	2019	2019
Common equity	48.1%	49.1%	49.6%
Long-term debt (including current maturities)	51.9	50.9	50.4
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure was as follows:

	June 30,		December 31,
	2020	2019	2019
Common equity	47.8%	48.7%	49.3%
Long-term debt (including current maturities)	52.2	51.3	50.7
Total	100.0%	100.0%	100.0%

Including short-term debt balances, as of June 30, 2020 and 2019, and December 31, 2019, NW Holdings' consolidated capital structure included common equity of 42.7%, 48.5% and 45.7%; long-term debt of 44.3%, 44.6% and 42.5%; and short-term debt including current maturities of long-term debt of 13.0%, 6.9% and 11.8%, respectively. As of June 30, 2020 and 2019, and December 31, 2019, NW Natural's consolidated capital structure included common equity of 44.0%, 48.7%, and 45.9%; long-term debt of 48.0%, 45.1% and 42.9%; and short-term debt including current maturities of long-term debt of 8.0%, 6.2%, and 11.2%, respectively.

Liquidity and Capital Resources
At June 30, 2020 and 2019, NW Holdings had approximately $137.1 million and $60.9 million, and NW Natural had approximately $120.3 million and $57.9 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive.

As the COVID-19 pandemic developed, in early to mid-March, markets displayed significant volatility. In response to that volatility and possible implications for the availability of access to the capital markets, NW Natural and NW Holdings undertook a number of measures to increase cash on hand to ensure ample liquidity. On March 20, 2020 NW Natural borrowed $122.0 million under its multi-year credit facility, which was not backing commercial paper. As of June 30, 2020 the credit facility was paid back in full. Similarly, on March 20, 2020, NW Holdings borrowed $35.0 million under its multi-year credit facility, of which $20.0 million had been paid back as of June 30, 2020. On March 23, 2020, NW Natural entered into a $150.0 million, 364-day term loan credit agreement, and borrowed the full amount on closing. On March 31, 2020, NW Natural issued and sold $150.0 million aggregate principal amount of 3.60% first mortgage bonds (FMBs). In February 2020, NW Natural retired $75.0 million of FMBs with an interest rate of 5.37%. These actions were taken as a precaution to support sufficient cash on hand under a variety of financial sector circumstances that could develop. Including these borrowings, NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

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

At June 30, 2020, NW Natural satisfied the ring-fencing provisions described above.

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

Based on its current debt ratings (see "Credit Ratings" below), NW Natural has been able to issue commercial paper and long-term debt at attractive rates and generally has not needed to borrow or issue letters of credit from its back-up credit facility. In the event NW Natural is not able to issue new debt due to adverse market conditions or other reasons, NW Natural expects that near-term liquidity needs can be met using internal cash flows, issuing commercial paper, receiving equity contributions from NW Holdings, or, for the NGD segment, drawing upon a committed credit facility. NW Natural also has a universal shelf registration statement filed with the SEC for the issuance of secured and unsecured debt securities. As previously described, NW Natural drew on its credit facility, secured a term loan, and issued FMBs to ensure ample liquidity during market volatility resulting from the commencement of the COVID-19 pandemic.

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at June 30, 2020. If the credit risk-related contingent features underlying these contracts were triggered on June 30, 2020, assuming NW Natural's long-term debt ratings dropped to non-investment grade levels, it could have been required to post $0.3 million in collateral with counterparties. See "Credit Ratings" below and Note 15.

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

On March 23, 2020, NW Natural entered into a $150.0 million 364-day term loan credit agreement, and borrowed the full amount thereunder, the proceeds of which are expected to be used for general corporate purposes and to provide additional liquidity. All principal and unpaid interest under the Term Loan is due and payable on March 22, 2021. NW Natural may prepay the principal and interest, and amounts prepaid may not be reborrowed. The Term Loan requires that NW Natural maintain credit ratings with Standard & Poor’s and Moody’s Investor Services. A change in NW Natural’s debt ratings may result in a change to the interest rate on the Term Loan but is not an event of default. The Term Loan requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding. NW Natural was in compliance with the covenant requiring the maintenance of an indebtedness to total capitalization ratio as of June 30, 2020 with a consolidated indebtedness to total capitalization ratio of 56.0%.

At June 30, 2020 and 2019, NW Holdings had short-term debt outstanding of $233.0 million and $20.1 million, respectively. At June 30, 2020 and 2019, NW Natural had short-term debt outstanding of $153.0 million and none, respectively. The weighted average interest rate on commercial paper and the term loan outstanding at June 30, 2020 was 0.7% and 0.8%, respectively, at NW Natural. The weighted average interest rate on NW Holdings' outstanding credit facility loan at June 30, 2020 was 1.2%.

Credit Agreements
NW Holdings
NW Holdings has a $100 million credit agreement, with a feature that allows it to request increases in the total commitment amount up to a maximum of $150 million. The maturity date of the agreement is October 2, 2023, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2020 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$100
Total	$100

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. $80.0 million, $20.0 million and $24.0 million were drawn under this credit facility at June 30, 2020, June 30, 2019 and December 31, 2019, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2020 and 2019, with consolidated indebtedness to total capitalization ratios of 57.3% and 51.5%, respectively.

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

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2020 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$300
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. In addition, as of June 30, 2020, NW Natural did not have any outstanding balances drawn under this credit facility.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at June 30, 2019. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at June 30, 2020 and 2019, with consolidated indebtedness to total capitalization ratios of 56.0% and 51.3%, respectively.

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

LONG-TERM DEBT. In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a new two-year term loan agreement for $35.0 million. The loan carried an interest rate of 0.730% at June 30, 2020, which is based upon the one-month LIBOR rate. The loan matures in June of 2021 and is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2020, with a consolidated indebtedness to total capitalization ratio of 57.3%.

At June 30, 2020, NW Holdings and NW Natural had long-term debt outstanding of $954.1 million and $917.0 million, respectively, which included $7.7 million of unamortized debt issuance costs at NW Natural. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2021 through 2050, interest rates ranging from 2.822% to 9.050%, and a weighted average interest rate of 4.597%.

In February 2020, NW Natural retired $75.0 million of FMBs with an interest rate of 5.37%. No other long-term debt was retired during the six months ended June 30, 2020. In March 2020, NW Natural issued $150.0 million of FMBs with an interest rate of 3.60%, due in 2050. No other long-term debt is scheduled to mature over the next twelve months as of June 30, 2020,

See Part II, Item 7, "Financial Condition—Contractual Obligations" in the 2019 Form 10-K for long-term debt maturing over the next five years.

BANKRUPTCY RING-FENCING RESTRICTIONS. As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of June 30, 2020. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows

Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Six Months Ended June 30,
In thousands	2020	2019	QTD Change
NW Holdings cash provided by operating activities	$159,546	$155,109	$4,437
NW Natural cash provided by operating activities	$159,791	$156,136	$3,655

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. The significant factors contributing to the $4.4 million and $3.7 million increase in cash flows provided by operating activities at NW Holdings and NW Natural included a net decrease in net deferred gas costs as the actual costs during the 2019-20 winter season were in line with estimates embedded in the PGA as opposed to gas costs in the 2018-19 winter season that were 14% above PGA estimates, partially offset by, an increase in contributions made to the qualified defined benefit pension plan as noted below.

During the six months ended June 30, 2020, NW Natural contributed $8.5 million to the NGD segment's qualified defined benefit pension plan, compared to $4.7 million for the same period in 2019. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 9.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For additional information, see Part II, Item 7 "Financial Condition—Contractual Obligations" and Note 17 in the 2019 Form 10-K.

Investing Activities
Investing activity highlights include:

	Six Months Ended June 30,
In thousands	2020	2019	QTD Change
NW Holdings cash used in investing activities	$(160,419)	$(153,397)	$(7,022)
NW Natural cash used in investing activities	$(117,572)	$(96,064)	$(21,508)

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Cash used in investing activities increased $7.0 million at NW Holdings and increased $21.5 million at NW Natural. The increase at NW Natural was primarily due to higher capital expenditures related to system replacements and enhancements and information technology projects. NW Holdings' increase in cash used in investing activities includes the increase associated with NW Natural's capital expenditures, partially offset by lower spending on water and wastewater acquisitions during the first half of 2020.

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

Financing Activities
Financing activity highlights include:

	Six Months Ended June 30,
In thousands	2020	2019	QTD Change
NW Holdings cash provided by financing activities	$128,282	$46,540	$81,742
NW Holdings proceeds from common stock issued	68	93,182	(93,114)
NW Holdings change in short-term debt & proceeds from term loan	83,900	(197,540)	281,440
NW Holdings change in long-term debt	75,000	175,000	(100,000)
NW Natural cash provided by financing activities	$72,146	$(10,155)	$82,301
NW Natural capital contribution from parent	—	93,182	(93,182)
NW Natural change in short-term debt & proceeds from term loan	27,900	(217,500)	245,400
NW Natural change in long-term debt	75,000	140,000	(65,000)

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019. Cash provided by financing activities increased $81.7 million and $82.3 million at NW Holdings and NW Natural, respectively.

The increase in cash provided by financing activities at NW Natural was primarily driven by $245.4 million in higher borrowings on short-term debt instruments and long-term FMBs issued as a precaution to increase liquidity in response to the unfolding of the COVID-19 pandemic, partially offset by the retirement of $75 million in long-term debt during the first quarter of 2020 and the capital contribution from NW Holdings in the second quarter of 2019.

In addition to the increase at NW Natural, the increase in cash provided by financing activities at NW Holdings was primarily due to additional draws on NW Holdings' credit facility undertaken as a precaution to increase liquidity in response to the COVID-19 pandemic as well as to finance the water and wastewater utility acquisitions that closed during the first quarter of 2020, partially offset by a larger decrease in the change of long-term debt due to the $35 million two-year term loan issued in 2019.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2019 Form 10-K. At June 30, 2020, NW Natural's total estimated liability related to environmental sites is $125.4 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in the 2019 Form 10-K and Note 16.

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

There have been no material changes to the information provided in the 2019 Form 10-K with respect to the application of critical accounting policies and estimates. See Part II, Item 7, "Application of Critical Accounting Policies and Estimates," in the 2019 Form 10-K. NW Holdings and NW Natural reviewed our critical accounting policies and estimates in light of the current COVID-19 pandemic and identified no significant changes to those policies and estimates were required. See Note 2 for discussion of the financial impacts due to COVID-19.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. This section describes NW Holdings' and NW Natural's exposure to these risks, as applicable. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the six months ended June 30, 2020. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2019 Form 10-K.

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

There have been no changes in NW Natural's or NW Holdings' internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

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

The novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has resulted in widespread and severe global, national and local economic and societal disruptions. In late March, the Governors of Oregon and Washington issued “stay at home” executive orders requiring the closure of “non-essential” business and modifications to certain “essential” businesses. While most of NW Natural’s services are considered “essential” under existing executive orders, there is no guarantee they will continue to be classified as such. Additionally, while we have undertaken emergency response command structures and protocols, they may not be sufficient to adequately mitigate the effects of COVID-19 on our operations. Although as of June 30, 2020, our financial condition and results of operations had not been materially impacted as a result of the COVID-19 outbreak, the situation is rapidly evolving and dynamic and could ultimately adversely affect our business by, among other things:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
04/01/20-04/30/20	—	$—	—	—
05/01/20-05/31/20	776	57.63	—	—
06/01/20-06/30/20	—	—	—	—
Total	776	57.63	2,124,528	$16,732,648

(1)
During the quarter ended June 30, 2020, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. However, 776 shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs. During the quarter ended June 30, 2020, no shares of NW Holdings common stock were accepted as payment for stock option exercises pursuant to the NW Natural Restated Stock Option Plan.

(2)
During the quarter ended June 30, 2020, no shares of NW Holdings common stock were repurchased pursuant to the Board-Approved share repurchase program. In May 2019, we received NW Holdings Board Approval to extend the repurchase program through May 2022. For more information on this program, refer to Note 5 in the 2019 Form 10-K, and the Form 8-K filed by NW Holdings and NW Natural on May 30, 2019.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2020

Exhibit Index
Exhibit Number	Document
3.1	Amended and Restated Bylaws of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated April 7, 2020, File No. 1-38681).

3.2	Amended and Restated Bylaws of Northwest Natural Gas Company (incorporated by reference to Exhibit 3.2 to the Form 8-K dated April 7, 2020, File No. 1-38681).

10.1
Letter Agreement, dated May 15, 2020, between NW Natural Gas Storage, LLC and SENSA Holdings LLC, amending the Purchase and Sale Agreement, dated June 20, 2018, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K dated May 15, 2020, File No. 1-38681).

10.2
Letter Agreement, dated June 26, 2020, between NW Natural Gas Storage, LLC and SENSA Holdings LLC, amending the Purchase and Sale Agreement, dated June 20, 2018, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K dated June 26, 2020, File No. 1-38681).

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

101.
The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104.	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	August 7, 2020
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	August 7, 2020
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller