Form 10-K
period 2020-12-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2021-02-26
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________

NORTHWEST NATURAL HOLDING COMPANY						NORTHWEST NATURAL GAS COMPANY
(Exact name of registrant as specified in its charter)						(Exact name of registrant as specified in its charter)
Commission file number			1-38681			Commission file number			1-15973
	Oregon	82-4710680					Oregon	93-0256722
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)					(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 S.W. Taylor Street						250 S.W. Taylor Street
Portland	Oregon	97204				Portland	Oregon	97204
	(Address of principal executive offices)	(Zip Code)					(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number:		(503)	226-4211			Registrant’s telephone number:		(503)	226-4211

Securities registered pursuant to Section 12(b) of the Act:
Registrant			Title of each class				Trading Symbol	Name of each exchange on which registered
Northwest Natural Holding Company			Common Stock				NWN	New York Stock Exchange
Northwest Natural Gas Company			None				None	None
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	NORTHWEST NATURAL HOLDING COMPANY	Yes	☒	No	☐		NORTHWEST NATURAL GAS COMPANY	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
	NORTHWEST NATURAL HOLDING COMPANY	Yes	☐	No	☒		NORTHWEST NATURAL GAS COMPANY	Yes	☐	No	☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
	NORTHWEST NATURAL HOLDING COMPANY	Yes	☒	No	☐		NORTHWEST NATURAL GAS COMPANY	Yes	☐	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	NORTHWEST NATURAL HOLDING COMPANY	Yes	☐	No	☒		NORTHWEST NATURAL GAS COMPANY	Yes	☐	No	☒
As of the end of the second quarter of 2020, the aggregate market value of the shares of Common Stock of Northwest Natural Holding Company (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2020) held by non-affiliates was $1,682,261,011.

At February 16, 2021, 30,606,665 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northwest Natural Holding Company's Proxy Statement, to be filed in connection with the 2021 Annual Meeting of Shareholders, are incorporated by reference in Part III.

GLOSSARY OF TERMS AND ABBREVIATIONS

AFUDC	Allowance for Funds Used During Construction
AOCI / AOCL	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update as issued by the FASB
Average Weather	The 25-year average of heating degree days based on temperatures established in our last Oregon general rate case
Bcf	Billion cubic feet, a volumetric measure of natural gas, where one Bcf is roughly equal to 10 million therms
CNG	Compressed Natural Gas
CODM	Chief Operating Decision Maker, which for accounting purposes is defined as an individual or group of individuals responsible for the allocation of resources and assessing the performance of the entity's business units
Core NGD Customers	Residential, commercial, and industrial customers receiving firm service from the Natural Gas Distribution business
Cost of Gas	The delivered cost of natural gas sold to customers, including the cost of gas purchased or withdrawn/produced from storage inventory or reserves, gains and losses from gas commodity hedges, pipeline demand costs, seasonal demand cost balancing adjustments, and regulatory gas cost deferrals
Decoupling	A natural gas billing rate mechanism, also referred to as a conservation tariff, which is designed to allow a utility to encourage industrial and small commercial customers to conserve energy while not adversely affecting the utility's earnings due to reductions in sales volumes
Demand Cost	A component in NGD customer rates representing the cost of securing firm pipeline capacity, whether the capacity is used or not
EE/CA	Engineering Evaluation / Cost Analysis
Encana	Encana Oil & Gas (USA) Inc.
Energy Corp	Northwest Energy Corporation, a wholly-owned subsidiary of Northwest Natural Gas Company
EPA	Environmental Protection Agency
EPS	Earnings per share
ECRM	Environmental Cost Recovery Mechanism, a billing rate mechanism for recovering prudently incurred environmental site remediation costs allocable to Washington customers through NGD customer billings
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission; the entity regulating interstate storage services offered by the Mist gas storage facility
Firm Service	Natural gas service offered to customers under contracts or rate schedules that will not be disrupted to meet the needs of other customers
FMBs	First Mortgage Bonds
General Rate Case	A periodic filing with state or federal regulators to establish billing rates for utility customers
GHG	Greenhouse gases
GTN	Gas Transmission Northwest, LLC which owns a transmission pipeline serving California and the Pacific Northwest
Heating Degree Days	Units of measure reflecting temperature-sensitive consumption of natural gas, calculated by subtracting the average of a day’s high and low temperatures from 59 degrees Fahrenheit
Interruptible Service	Natural gas service offered to customers (usually large commercial or industrial users) under contracts or rate schedules that allow for interruptions when necessary to meet the needs of firm service customers
Interstate Storage Services	The portion of the Mist gas storage facility not used to serve NGD customers, instead serving utilities, gas marketers, electric generators, and large industrial users
IPUC	Public Utility Commission of Idaho; the entity that regulates NW Holdings' regulated water businesses with respect to rates and terms of service, among other matters
IRP	Integrated Resource Plan
KB	Kelso-Beaver Pipeline, of which 10% is owned by KB Pipeline Company, a subsidiary of NNG Financial Corporation
LNG	Liquefied Natural Gas, the cryogenic liquid form of natural gas. To reach a liquid form at atmospheric pressure, natural gas must be cooled to approximately negative 260 degrees Fahrenheit

MAP-21	A federal pension plan funding law called the Moving Ahead for Progress in the 21st Century Act, July 2012
Moody's	Moody's Investors Service, Inc., credit rating agency
NAV	Net Asset Value
NGD	Natural Gas Distribution, a segment of Northwest Natural Holding Company and Northwest Natural Gas Company that provides regulated natural gas distribution services to residential, commercial, and industrial customers in Oregon and Southwest Washington
NGD Margin	A financial measure used by NW Natural's CODM consisting of NGD operating revenues less the associated cost of gas, franchise taxes, and environmental recoveries
NNG Financial	NNG Financial Corporation, a wholly-owned subsidiary of NW Holdings
NOL	Net Operating Loss
NRD	Natural Resource Damages
NW Holdings	Northwest Natural Holding Company
NW Natural	Northwest Natural Gas Company, a wholly-owned subsidiary of NW Holdings
NWN Energy	NW Natural Energy, LLC, a wholly-owned subsidiary of NW Holdings
NWN Gas Reserves	NWN Gas Reserves LLC, a wholly-owned subsidiary of Energy Corp
NWN Gas Storage	NW Natural Gas Storage, LLC, a wholly-owned subsidiary of NWN Energy
ODEQ	Oregon Department of Environmental Quality
OPEIU	Office and Professional Employees International Union Local No. 11, AFL-CIO, the Union which represents NW Natural's bargaining unit employees
OPUC	Public Utility Commission of Oregon; the entity that regulates our Oregon natural gas and regulated water businesses with respect to rates and terms of service, among other matters; the OPUC also regulates the Mist gas storage facility's intrastate storage services
PBGC	Pension Benefit Guaranty Corporation
PGA	Purchased Gas Adjustment, a regulatory mechanism primarily used to adjust natural gas customer rates to reflect changes in the forecasted cost of gas and differences between forecasted and actual gas costs from the prior year
Portland General	Portland General Electric; primary customer of the North Mist gas storage facility
PHMSA	U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration
PRP	Potentially Responsible Parties
PUCT	Public Utility Commission of Texas; the entity that regulates NW Holdings' regulated water businesses with respect to rates and terms of service, among other matters
RI/FS	Remedial Investigation / Feasibility Study
RNG	Renewable Natural Gas, a source of natural gas derived from organic materials which may be captured, refined, and distributed on natural gas pipeline systems
RNG Hold Co	NW Natural RNG Holding Company, LLC, a wholly-owned subsidiary of Northwest Natural Gas Company
ROD	Record of Decision
ROE	Return on Equity, a measure of corporate profitability, calculated as net income or loss divided by average common equity. Authorized ROE refers to the equity rate approved by a regulatory agency for use in determining utility revenue requirements
ROR	Rate of Return, a measure of return on utility rate base. Authorized ROR refers to the rate of return approved by a regulatory agency and is generally discussed in the context of ROE and capital structure
S&P	Standard & Poor's Financial Services LLC, a credit rating agency and a subsidiary of S&P Global Inc.
Sales Service	Service provided whereby a customer purchases both natural gas commodity supply and transportation from the NGD business
SEC	U.S. Securities and Exchange Commission
SRRM	Site Remediation and Recovery Mechanism, a billing rate mechanism for recovering prudently incurred environmental site remediation costs allocable to Oregon through NGD customer billings, subject to an earnings test
TCJA	The Tax Cuts and Jobs Act enacted on December 22, 2017
Therm	The basic unit of natural gas measurement, equal to one hundred thousand British thermal units
Transportation Service	Service provided whereby a customer purchases natural gas directly from a supplier but pays the utility to transport the gas over its distribution system to the customer’s facility
U.S. GAAP	Accounting principles generally accepted in the United States of America

WARM	An Oregon billing rate mechanism applied to natural gas residential and commercial customers to adjust for temperature variances from average weather
WUTC	Washington Utilities and Transportation Commission, the entity that regulates our Washington natural gas and regulated water businesses with respect to rates and terms of service, among other matters.

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
•future events or performance;
•trends;
•risks;
•uncertainties;
•timing and cyclicality;
•economic conditions;
•earnings and dividends;
•capital expenditures and allocation;
•capital markets or loss of capital;
•capital or organizational structure;
•matters related to climate change and our role in a low-carbon, renewable-energy future;
•renewable natural gas and hydrogen;
•our strategy to reduce greenhouse gas emissions;
•the policies and priorities of the new presidential administration;
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

ITEM 1. BUSINESS

OVERVIEW

On October 1, 2018, we completed a reorganization into a holding company structure. In this reorganization, shareholders of NW Natural (the predecessor publicly held parent company) became shareholders of NW Holdings, on a one-for-one basis, with the same number of shares and same ownership percentage as they held in NW Natural immediately prior to the reorganization. NW Natural became a wholly-owned subsidiary of NW Holdings. Additionally, certain subsidiaries of NW Natural were transferred to NW Holdings. As required under generally accepted accounting principles, these subsidiaries are presented as discontinued operations in the 2018 consolidated results of NW Natural within this report.

NW Holdings is a holding company headquartered in Portland, Oregon and owns NW Natural, NW Natural Water Company, LLC (NWN Water), and other businesses and activities. NW Natural is NW Holdings’ largest subsidiary. NW Natural owns NW Natural RNG Holding Company, LLC, a holding company established to invest in the development and procurement of renewable natural gas.

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

In addition, NW Holdings reported discontinued operations results related to the sale of Gill Ranch Storage, LLC (Gill Ranch). NW Natural Gas Storage, LLC (NWN Gas Storage), an indirect wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement during the second quarter of 2018 that provides for the sale of all membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility. On December 4, 2020, NWN Gas Storage closed the sale of all of the membership interests in Gill Ranch. See Note 19 of the Consolidated Financial Statements in Item 8 of this report for more information.

NATURAL GAS DISTRIBUTION (NGD) SEGMENT

Both NW Holdings and NW Natural have one reportable segment, the NGD segment, which is operated by NW Natural. NGD provides natural gas service through approximately 770,000 meters in Oregon and southwest Washington. Approximately 88% of customers are located in Oregon and 12% are located in southwest Washington.

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

The following table presents summary meter information for the NGD segment as of December 31, 2020:

	Number of Meters	% of Volumes	% of Margin
Residential	704,675	38%	64%
Commercial	68,812	21%	24%
Industrial	989	41%	7%
Other(1)	N/A	N/A	5%
Total	774,476	100%	100%
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

Customer growth rates for natural gas utilities in the Pacific Northwest historically have been among the highest in the nation due to lower market saturation as natural gas became widely available as a residential heating source after other fuel options. We estimate natural gas was in approximately 63% of single-family residential homes in NW Natural's service territory in 2020. Customer growth in our region comes mainly from the following sources: single-family housing, both new construction and conversions; multifamily housing new construction; and commercial buildings, both new construction and conversions. Single-family new construction has consistently been our largest source of growth. Continued customer growth is closely tied to the comparative price of natural gas to electricity and fuel oil and the economic health of Portland, Oregon and Vancouver, Washington. We believe there is potential for continued growth as natural gas is a preferred direct energy source due to its affordability, reliability, comfort, convenience, and clean qualities.

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

Gas Supply
NW Natural strives to secure sufficient, reliable supplies of natural gas to meet the needs of customers at the lowest reasonable cost, while maintaining price stability, managing gas purchase costs prudently and supporting our core value of environmental stewardship. This is accomplished through a comprehensive strategy focused on the following items:
•Reliability - ensuring gas resource portfolios are sufficient to satisfy customer requirements under extreme cold weather conditions;
•Diverse Supply - providing diversity of supply sources;
•Diverse Contracts - maintaining a variety of contract durations, types, and counterparties;
•Cost Management and Recovery - employing prudent gas cost management strategies; and
•Environmental Stewardship - striving to reduce the carbon content and environmental impacts of the energy we deliver.

Reliability
The effectiveness of the natural gas distribution system ultimately rests on whether reliable service is provided to NGD customers. To ensure effectiveness, the NGD business has developed a risk-based methodology in which it uses a planning standard to serve the highest firm sales demand day in any year with 99% certainty.

The projected maximum design day firm NGD customer sales is approximately 10 million therms. Of this total, the NGD business is currently capable of meeting about 56% of requirements with gas from storage located within or adjacent to its service territory, while the remaining supply requirements would come from gas purchases under firm gas purchase contracts and recall agreements.

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

We believe gas supplies would be sufficient to meet existing NGD firm customer demand in the event of maximum design day weather conditions.

The following table shows the sources of supply projected to be used to satisfy the design day sales for the 2020-21 winter heating season:

Therms in millions	Therms	Percent
Sources of NGD supply:
Firm supply purchases	3.4	34%
Mist underground storage (NGD only)	3.1	32%
Company-owned LNG storage	1.9	19%
Off-system storage contract	0.5	5%
Pipeline segmentation capacity	0.6	6%
Recall agreements	0.4	4%
Total	9.9	100%

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

NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and the WUTC, respectively, and files updates between filings. The OPUC acknowledges NW Natural's action plan, whereas the WUTC provides notice that the IRP has met the requirements of the Washington Administrative Code. OPUC acknowledgment of the IRP does not constitute ratemaking approval of any specific resource acquisition strategy or expenditure. However, the OPUC Commissioners generally indicate that they would give considerable weight in prudence reviews to actions consistent with acknowledged plans. The WUTC has indicated the IRP process is one factor it will consider in a prudence review. For additional information see Part II, Item 7, "Results of Operations—Regulatory Matters."

Diversity of Supply Sources
NW Natural purchases gas supplies primarily from the Alberta and British Columbia provinces of Canada and multiple receipt points in the U.S. Rocky Mountains to protect against regional supply disruptions and to take advantage of price differentials. For 2020, 62% of gas supply came from Canada, with the balance primarily coming from the U.S. Rocky Mountain region. The extraction of shale gas has increased the availability of gas supplies throughout North America. We believe gas supplies available in the western United States and Canada are adequate to serve NGD customer requirements for the foreseeable future. NW Natural continues to evaluate the long-term supply mix based on projections of gas production and pricing in the U.S. Rocky Mountain region as well as other regions in North America. NW Natural has also announced its intent to incorporate renewable natural gas (RNG) into its supply portfolio. See "Environmental Matters" below.

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

The Mist facility serves NGD segment customers and is also used for non-NGD purposes, primarily for contracts with gas storage customers, including utilities and third-party marketers. Under regulatory agreements with the OPUC and WUTC, gas storage at Mist can be developed in advance of NGD customer needs but is subject to recall when needed to serve such customers as their demand increases. When storage capacity is recalled for NGD purposes it becomes part of the NGD segment. In 2020, the NGD business did not recall additional deliverability or associated storage capacity to serve customer needs. The North Mist facility is contracted for the exclusive use of Portland General Electric, a local electric utility, and may not be used to serve other NGD customers. See "North Mist Gas Storage Facility" below.

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

During 2020, a total of 757 million therms were purchased under contracts with durations as follows:

Contract Duration (primary term)	Percent of Purchases
Long-term (one year or longer)	39%
Short-term (more than one month, less than one year)	23
Spot (one month or less)	38
Total	100%

Gas supply contracts are renewed or replaced as they expire. During 2020, no individual supplier provided 10% or more of the NGD business gas supply requirements.

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

The NGD business employs a number of strategies to mitigate the cost of gas sold to customers. The primary strategies for managing gas commodity price risk include:
•negotiating fixed prices directly with gas suppliers;
•negotiating financial derivative contracts that: (1) effectively convert floating index prices in physical gas supply contracts to fixed prices (referred to as commodity price swaps); or (2) effectively set a ceiling or floor price, or both, on floating index priced physical supply contracts (referred to as commodity price options such as calls, puts, and collars);
•buying physical gas supplies at a set price and injecting the gas into storage for price stability and to minimize pipeline capacity demand costs; and
•investing in gas reserves for longer term price stability. See Note 13 for additional information about our gas reserves.

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

Environmental Stewardship
Part of our gas supply strategy is working to reduce the carbon content and the environmental impacts of the energy we deliver. To that end, NW Natural developed and implemented an emissions screening tool that uses Environmental Protection Agency (EPA) data to calculate the relative emissions intensity of gas producer operations and prioritize purchases from lower emitting producers. Beginning in 2019, we began using this emissions intensity screening tool alongside other purchasing criteria such as price, credit worthiness and geographic diversity. The result has been a cost-neutral way to reduce carbon emissions associated with our natural gas supply.

In addition, NW Natural is actively working to procure RNG contracts under Oregon Senate Bill 98, and is engaging in longer-term efforts to increase the amount of RNG on our system and explore the development of renewable hydrogen through power to gas. See "Environmental Matters" below.

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

NW Natural incurs monthly demand charges related to firm pipeline transportation contracts. These contracts have expiration dates ranging from 2021 to 2061. The largest pipeline agreements are with Northwest Pipeline. NW Natural actively works with Northwest Pipeline and others to renew contracts in advance of expiration to ensure gas transportation capacity is sufficient to meet customer needs.

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

Natural gas distribution businesses are likely to be subject to greater federal and state regulation in the future. Additional operating and safety regulations from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) are currently under development. In 2016, PHMSA issued safety requirements for natural gas transmission pipelines. In 2019, PHMSA issued the first of three portions of these regulations which went into effect on July 1, 2020 and include up to a 15-year timeline for compliance. The remaining portions of the regulations are anticipated to be issued in 2021. NW Natural intends to continue to work diligently with industry associations as well as federal and state regulators to ensure the safety of the system and compliance with new laws and regulations. The costs associated with compliance with federal, state, and local laws and regulations are expected to be recovered in rates.

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

NW Natural
The following businesses and activities are aggregated and reported as other under NW Natural, a wholly-owned subsidiary of NW Holdings:
•5.4 Bcf of the Mist gas storage facility contracted to other utilities and third-party marketers;
•natural gas asset management activities; and
•appliance retail center operations.

Mist Gas Storage
The Mist gas storage facility began operations in 1989. It is a 16.0 Bcf facility with 10.6 Bcf used to provide gas storage for the NGD business. The remaining 5.4 Bcf of the facility is contracted with other utilities and third-party marketers with these results reported in other.

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

Asset Management Activities
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

NW Holdings
These include the following businesses and activities aggregated under NW Holdings:
•NW Natural Water Company, LLC (NWN Water) and its water and wastewater utility operations and acquisition activities;
•an equity method investment in Trail West Holdings, LLC (TWH);
•a minority interest in the Kelso-Beaver Pipeline held by our wholly-owned subsidiary NNG Financial Corporation (NNG Financial); and
•holding company and corporate activities as well as adjustments made in consolidation.

On August 6, 2020, NWN Energy completed the sale to an unrelated third party of its interest in TWH. See Note 14 of the Consolidated Financial Statements in Item 8 of this report for more information.

Water Utilities
After a comprehensive strategic planning process, in December 2017, we entered the water utility sector by announcing several acquisitions, which NWN Water subsequently closed. Through December 31, 2020, NWN Water serves a total of approximately 63,000 people through 26,000 water and wastewater connections in the Pacific Northwest and Texas, with an aggregate investment of nearly $110 million. NW Holdings continues to pursue additional acquisitions in a disciplined manner.

The water and wastewater utilities primarily serve residential and commercial customers. Water distribution operations are seasonal in nature with peak demand during warmer summer months, while wastewater is less seasonally affected. Entities generally operate in exclusive service territories with no direct competitors. Water distribution customer rates are regulated by state utility commissions while the wastewater businesses we own currently are not rate regulated by utility commissions.

ENVIRONMENTAL MATTERS

Properties and Facilities
NW Natural owns, or previously owned, properties and facilities that are currently being investigated that may require environmental remediation and are subject to federal, state, and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over a long time frame to address certain environmental impacts. Estimates of liabilities for environmental costs are difficult to determine with precision because of the various factors that can affect their ultimate disposition. These factors include, but are not limited to, the following:
•the complexity of the site;
•changes in environmental laws and regulations at the federal, state, and local levels;
•the number of regulatory agencies or other parties involved;
•new technology that renders previous technology obsolete, or experience with existing technology that proves ineffective;
•the level of remediation required;
•variations between the estimated and actual period of time that must be dedicated to respond to an environmentally-contaminated site; and
•the application of environmental laws that impose joint and several liabilities on all potentially responsible parties.

NW Natural has received recovery of a portion of such environmental costs through insurance proceeds, seeks the remainder of such costs through customer rates, and believes recovery of these costs is probable. In both Oregon and Washington, NW Natural has mechanisms to recover expenses. Oregon recoveries are subject to an earnings test. See Part II, Item 7, "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery", and Note 2 and Note 18 of the Consolidated Financial Statements in Item 8 of this report for more information.

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

Current federal rules require the reporting of greenhouse gas (GHG) emissions. In September 2009, the EPA issued a final rule requiring the annual reporting of greenhouse gas emissions from certain industries, specified large GHG emission sources, and facilities that emit 25,000 metric tons or more of CO2 equivalents per year. NW Natural began reporting emission information in 2011. Under this reporting rule, local natural gas distribution companies like NW Natural are required to report system throughput to the EPA on an annual basis. The EPA also has required additional GHG reporting regulations to which NW Natural is subject, requiring the annual reporting of fugitive emissions from operations.

The Oregon and Washington state governments have identified emission reduction as a priority and continue to consider various GHG reduction initiatives. On March 10, 2020, the governor of Oregon issued an executive order (EO) establishing GHG emissions reduction goals of at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050 and directed state agencies and commissions to facilitate such GHG emission goals targeting a variety of sources and industries. Although the EO does not specifically direct actions of natural gas distribution businesses, the OPUC is directed to prioritize proceedings and activities that advance decarbonization in the utility sector, mitigate energy burden experienced by utility customers and ensure system reliability and resource adequacy. The EO also directs other agencies to cap and reduce GHG emissions from transportation fuels and all other liquid and gaseous fuels, including natural gas, adopt building energy efficiency goals for new building construction, reduce methane emissions from landfills and food waste, and submit a proposal for adoption of state goals for carbon sequestration and storage by Oregon’s forest, wetlands and agricultural lands. These agencies and commissions are currently engaged in various stages of their rulemaking processes and are currently expected to complete those processes in the next 12 to 24 months. NW Natural is actively engaged with Oregon state regulatory entities and holds a seat on the Oregon Department of Environmental Quality (DEQ) rules advisory committee, which is considering the cap and reduce rules.

In Washington, where approximately 10% of NW Natural’s revenues and 22% of new meters are derived, policy focused on the goal of reducing GHGs and enhancing energy efficiency measures for commercial and residential energy customers have been enacted by the Washington State Building Code Council. Effective February 1, 2021, building codes in Washington state require new residential and commercial construction to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which are expected to calculate on-site electric appliances to have lower GHG emissions than comparable gas appliances, potentially increasing the cost of new building construction incorporating natural gas. Although legislation with similar goals has previously been pursued unsuccessfully in Washington, it is likely that legislatures nationwide and in our service territory will continue to work to combat climate change through legislative action. NW Natural is working with policymakers and a coalition of utilities in Washington to help them understand the role direct use natural gas, and in the coming years renewable natural gas and hydrogen, may play in aggressively pursuing more effective policies to reduce greenhouse gases while preserving reliability, resiliency, energy choice and energy affordability.

In addition to legislative activities at the state level, ballot measures may be proposed by advocacy groups. Some local and county governments in the United States also have been proposing or passing renewable energy resolutions, restrictions, taxes or fees with advocates seeking to accelerate renewable energy goals. A number of cities across the country, and several in our service territory are currently considering such actions aimed at formalizing climate action goals and driving down GHG emissions, including limitations or bans on the use of natural gas in new construction. NW Natural is actively engaged with such cities and local governments in our service territory and is working to help these communities understand the ways in which the natural gas system, and renewable fuels on the horizon, can help cities meet their decarbonization goals. With the new United States presidential administration, we also expect new federal rules and frameworks related to GHG emissions.

While the outcome of these federal, state or local climate change policy developments cannot be determined at this time, these initiatives could produce a number of results including new regulations, legal actions, additional charges to fund energy efficiency activities, or other regulatory actions. The adoption and implementation of regulations limiting GHG emissions could require NW Natural to incur compliance costs associated with our customers’ use, which we currently expect to recover through rates and therefore may result in an increase in the prices charged to customers, and a potential decline in the demand for natural gas.

In 2017, NW Natural initiated a multi-pronged, multi-year strategy to accelerate and deliver greater GHG emission reductions in the communities we serve. Key components of this strategy include customer energy efficiency, continued adoption of NW Natural's voluntary Smart Energy carbon offset program, and seeking to incorporate RNG and hydrogen into our gas supply. RNG is produced from organic materials including food, agricultural and forestry waste, wastewater, or landfills. Methane is captured from these organic materials as they decompose and is conditioned to pipeline quality, so it can be added into the existing natural gas system, reducing net GHG emissions. In 2019, Oregon Senate Bill 98 (SB 98) was signed into law enabling NW Natural to procure RNG on behalf of customers and provided voluntary targets that would allow us to make qualified investments and purchase RNG from third parties such that up to 30% of the gas distributed to retail customers is RNG by 2050, and creating a limit of 5% of a utility's revenue requirement that can be used to cover the incremental cost of RNG. The bill was signed into law by the governor in July 2019, and subsequently, the OPUC adopted final rules in July 2020. NW Natural is actively working to procure RNG supply for customers, and is engaging in longer-term efforts to increase the amount of RNG on our system and explore the development of renewable hydrogen through power to gas. In December 2020, NW Natural announced a partnership with BioCarbN, a developer and operator of sustainable infrastructure projects, to convert methane into RNG. Under this partnership, NW Natural has the ability to invest up to an estimated $38 million in four separate RNG development projects that will access biogas derived from water treatment at Tyson Foods' processing plants, subject to approval by all parties. In December 2020, NW Natural exercised its option for the first development project in Nebraska, initiating investment in an estimated $8 million project, which we expect will begin producing RNG in late 2021. This is the company’s first investment under Oregon SB 98.

NW Natural continues to take proactive steps in seeking to reduce GHG emissions in our region and is proactively communicating with local, state and federal governments and communities about those steps. We believe that NW Natural has a vital role in providing energy to the communities we serve. Each year, NW Natural delivers more energy in Oregon than any other utility. The sales of natural gas to our residential and commercial customers account for approximately 6% of Oregon’s GHG emissions according to data for recent years from the State of Oregon Department of Environmental Quality In-Boundary GHG Inventory. We intend to continue to provide this necessary energy to our communities and to use our modern pipeline system to help the Pacific Northwest transition to a clean energy future.

HUMAN CAPITAL

Our core values of integrity, safety, caring, service ethic, and environmental stewardship guide how we engage with customers, stakeholders, shareholders, and communities. We actively work to foster these values in our employee culture and to nurture an inclusive and equitable environment that provides opportunities, prioritizes health and safety, and supports growth and learning. We aim to recruit and retain employees who share our core values and reﬂect our communities.

Employees
At December 31, 2020, our workforce consisted of the following:

NW Natural:
Unionized employees(1)	606
Non-unionized employees	549
Total NW Natural	1,155

Other Entities:
Water company employees	56
Other	5
Total other entities	61

Total Employees	1,216
(1)     Members of the Office and Professional Employees International Union (OPEIU) Local No. 11, AFL-CIO.

NW Natural's labor agreement with members of OPEIU covers wages, benefits, and working conditions. In November 2019, NW Natural's unionized employees ratified a collective bargaining agreement that took effect on December 1, 2019 and extends to May 31, 2024, and thereafter from year to year unless either party serves notice of its intent to negotiate modifications to the collective bargaining agreement. During calendar year 2020, NW Natural did not incur any work stoppages (strikes or lockouts), and therefore, experienced zero idle days for the year.

Certain subsidiaries may receive services from employees of other subsidiaries. When such services involve regulated entities, those entities receiving services reimburse the entity providing services pursuant to shared services agreements, as applicable.

Safety
Safety is one of our greatest responsibilities to employees. In managing the business, we strive to foster a safety culture focused on prevention, open communication, collaboration, and a strong service and safety ethic. We believe employee safety is critical to our success. A portion of executives’ compensation is tied to achieving our safety metrics, and our Board of Directors regularly reviews company safety metrics. NW Natural’s health and safety policies and procedures are designed to comply with all applicable regulations, but we also work to go beyond compliance by striving to incorporate industry best practices and benchmarking.

As part of our commitment to employee health and safety, we maintain regular training programs, emergency preparedness procedures, and speciﬁc training and procedures to identify hazards and handle high-risk emergency situations. Employees complete hands-on, scenario-based training at our training facility in Oregon that allows employees to experience realistic situations in a controlled environment. We also host natural gas safety training events for ﬁrst responders, which prepares our teams to deliver an integrated, seamless response in the event of an emergency that involves or affects the natural gas system.

Our COVID-19 response is just one example of our safety culture in action. As a critical infrastructure energy company that provides an essential service to our customers, NW Natural has well-defined emergency response command structures and protocols. In response to the COVID-19 pandemic, NW Natural mobilized its incident command team and business continuity plans in early March 2020, and continues to operate under these structures and protocols, with a focus on the safety of our employees and the people, business partners, and communities we serve. NW Natural has generally suspended business travel out of our service territory and implemented work-from-home plans for employees wherever possible. For employees whose role requires them to work in the field, we are following CDC, OSHA, and state specific guidance. Measures include: following social distancing guidelines; use of personal protective equipment (PPE) including masks, face coverings and gloves; enhanced sanitizing protocols; requiring employee health screenings prior to entering a NW Natural facility; and other measures intended to mitigate the spread of this disease and keep our employees and customers safe and informed. Our water companies are following similar protocols. As an essential service provider, our water and natural gas utility businesses continue to serve our customers without interruption. Our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to the safety of our employees and the people, business partners, and communities served.

The COVID-19 pandemic also presents challenges for employees’ emotional well-being and ability to balance work and family responsibilities. We are supporting our employees through these unusual times with the following: frequent employee surveys; virtual meetings on wellness topics; resiliency support; additional psychological support services; processes to facilitate flexible and reduced-schedule work where possible; and virtual ergonomic assistance to help remote employees work safely at home.

Employee Benefits
To attract employees and meet the needs of our workforce, NW Natural strives to offer competitive benefits packages to employees. The benefits package options vary depending on type of employee and date of hire. NW Natural continuously looks for ways to support employees’ work-life balance and well-being and this is reflected in physical, mental and financial wellness programs to meet the needs of our employees and help them care for their families. Benefits available to employees during 2020 included, among others: healthcare and other insurance coverages, wellness resources, retirement and savings plans, paid time off programs and flexible work schedules, culture and community-focused resources and opportunities, and employee recognition programs and discounts.

Employee Development
NW Natural seeks to provide its employees with growth and development opportunities through formal and informal programs designed to build skills and relationships. These programs include: (i) a culturally relevant mentoring program that creates opportunities for career growth by building relationships; (ii) a tuition assistance program for qualified educational pursuits; (iii) an internal class that provides participants with a big-picture understanding of the industry and company operations, equipping them to see how they contribute to NW Natural’s success and identify opportunities for career growth; (iv) internal and continuing educational curriculum relevant to areas of expertise; and (v) ongoing management and leadership training programs.

Diversity, Equity and Inclusion
We have a longstanding commitment to creating a diverse and inclusive culture that reflects and supports the communities we serve, and believe a diverse, equitable, and inclusive workforce contributes to long-term success. This commitment to diversity also extends to leadership positions, including members of the officer team and the Board of Directors. Recruiting, promoting, and retaining diverse talent, building inclusive teams, and creating a culture that embraces differences are at the core of our workforce strategy. To attract diverse candidates, we work with community groups and organizations to help promote awareness of job opportunities within diverse communities.

In 2020, we launched employee resource groups for Asian-American, African-American, Veteran, Latinx, and LGBT+ employees, which groups are in addition to our existing Women’s Network. We also continue to emphasize employee education, including diversity training for employees at the manager level and above, diversity training as part of new hire onboarding, and other diversity, equity, and inclusion education that occurs throughout the year. An area of focus going forward is to understand, and increase awareness of internal systems and structures that could limit representation and equity for underrepresented employees. To that end, we are working toward revising and refocusing new manager and new hire training to include implicit bias, diversity, equity and inclusion, and anti-racism education.

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

NW Holdings and NW Natural have adopted a Code of Ethics for all employees, officers, and directors that is available on our website. We intend to disclose revisions and amendments to, and any waivers from, the Code of Ethics for officers and directors on our website. Our Corporate Governance Standards, Director Independence Standards, charters of each of the committees of the Board of Directors, and additional information about NW Holdings and NW Natural are also available at the website. Copies of these documents may be requested, at no cost, by writing or calling Shareholder Services, Northwest Natural Holding Company, 250 S.W. Taylor Street, Portland, Oregon 97204, telephone 503-220-2402.

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

Legal, Regulatory and Legislative Risks
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

The OPUC and WUTC have general regulatory authority over NW Natural’s gas business in Oregon and Washington. NW Holdings’ regulated water utility businesses are generally regulated by the public utility commission in the state in which a water business is located. These public utility commissions have broad regulatory authority, including: the rates charged to customers; authorized rates of return on rate base, including ROE; the amounts and types of securities that may be issued by our regulated utility companies, like NW Natural; services our regulated utility companies provide and the manner in which they provide them; the nature of investments our utility companies make; deferral and recovery of various expenses, including, but not limited to, pipeline replacement, environmental remediation costs, capital and information technology investments, commodity hedging expense, and certain employee benefit expenses such as pension costs; transactions with affiliated interests; regulatory adjustment mechanisms such as weather adjustment mechanisms, and other matters. The OPUC also regulates actions investors may take with respect to our utility companies, NW Natural and NW Holdings. Similarly, FERC has regulatory authority over NW Natural’s interstate storage services. Expansion of our businesses could result in regulation by other regulatory authorities. For example, in 2020, NW Holdings’ acquired a water sector business in Texas that is subject to the regulatory authority of the Public Utility Commission of Texas.

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

As companies with regulated utility businesses, we frequently have dockets open with our regulators, including a general rate case filed with the WUTC in December 2020. The regulatory proceedings for these dockets typically involve multiple parties, including governmental agencies, consumer advocacy groups, and other third parties. Each party has differing concerns, but all generally have the common objective of limiting amounts included in rates. We cannot predict the timing or outcome of these proceedings or our pending Washington general rate case, or the effects of those outcomes on NW Holdings’ and NW Natural’s results of operations and financial condition.

LEGISLATIVE, COMPLIANCE AND TAXING AUTHORITY RISK. NW Holdings and NW Natural are subject to governmental regulation, and compliance with local, state and federal requirements, including taxing requirements, and unforeseen changes in or interpretations of such requirements could affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings and NW Natural are subject to regulation by federal, state and local governmental authorities. We are required to comply with a variety of laws and regulations and to obtain authorizations, permits, approvals and certificates from governmental agencies in various aspects of our business. Significant changes in federal, state, or local governmental leadership can accelerate or amplify changes in existing laws or regulations, or the manner in which they are interpreted or enforced. For example, the result of the 2020 United States Presidential election is expected to result in leadership changes in many federal administrative agencies. Moreover, the 2020 election resulted in Democratic control of the presidency and both houses of Congress, and as a result, the U.S. Congress and the U.S. presidential administration may make substantial changes to fiscal, tax, regulation, environmental, climate and other federal policies. Similarly, local elections during 2021 may lead to significant policy changes at the state or municipal levels in our service areas that may affect us. In addition, foreign governments may implement changes to their policies, in response to changes to U.S. policy or otherwise. Although we cannot predict the impact, if any, of these changes to our businesses, they could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations. Until we know what policy changes are made and how those changes impact our businesses and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

We cannot predict changes in laws, regulations, interpretations or enforcement or the impact of such changes. Additionally, any failure to comply with existing or new laws and regulations could result in fines, penalties or injunctive measures. For example, under the Energy Policy Act of 2005, the FERC has civil authority under the Natural Gas Act to impose penalties for current violations of in excess of $1.3 million per day for each violation. In addition, as the regulatory environment for our businesses increases in complexity, the risk of inadvertent noncompliance may also increase. Changes in regulations, the imposition of additional regulations, and the failure to comply with laws and regulations could negatively influence NW Holdings’ or NW Natural’s operating environment and results of operations.

Additionally, changes in federal, state, local or foreign tax laws and their related regulations, or differing interpretations or enforcement of applicable law by a federal, state, local or foreign taxing authority, could result in substantial cost to us and negatively affect our results of operations. Tax law and its related regulations and case law are inherently complex and dynamic. Disputes over interpretations of tax laws may be settled with the taxing authority in examination, through programs like the Compliance Assurance Process (CAP), upon appeal or through litigation. Our judgments may include reserves for potential adverse outcomes regarding tax positions that have been or plan to be taken that may be subject to challenge by taxing authorities. Changes in laws, regulations or adverse judgments and the inherent difficulty in quantifying potential tax effects of business decisions may negatively affect NW Holdings’ or NW Natural’s financial condition and results of operations.

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

Other concerns that have been raised about the use of natural gas include the potential for natural gas explosions and the effect of natural gas on indoor air quality. For example, NW Natural’s gas distribution system was struck by a third party resulting in a gas explosion in 2016, and while NW Natural was determined not to be at fault, the perception of natural gas as an energy source could have been affected. In addition, studies and claims by advocacy groups from time to time question the indoor health and general climate effects from burning natural gas, which may also impact public perception. These shifts in public sentiment may not only impact further legislative initiatives, but behaviors and perceptions of customers, investors and regulators.

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

COVID-19 Risk
PUBLIC HEALTH RISK. The recent novel coronavirus (COVID-19) pandemic is widespread, severe and unpredictable. The continuation of this outbreak and the resulting economic conditions, or the emergence of other epidemic or pandemic crises, could materially and adversely affect NW Holdings’ and NW Natural’s business, results of operations, or financial condition.

The novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has resulted in widespread and severe global, national and local economic and societal disruptions. In late March 2020, the Governors of Oregon and Washington issued “stay at home” executive orders requiring the closure of “non-essential” business and modifications to certain “essential” businesses. While most of NW Natural’s services were, and continue to be, considered “essential” under existing executive orders, there is no guarantee they will continue to be classified as such. Additionally, while we have undertaken emergency response command structures and protocols that have operated well, they may not be sufficient to adequately mitigate the effects of COVID-19 on our operations, particularly in the event the pandemic worsens. The situation is rapidly evolving and dynamic and could ultimately adversely affect our business by, among other things:
•disrupting our access to capital markets or increasing costs of capital affecting our liquidity in the future;
•reducing demand for natural gas, particularly from commercial and industrial customers that may be considered “non-essential” businesses under current or future executive orders or other governmental action, or that are suffering slow-downs or ultimately close completely due to COVID-19 effects;
•reducing customer growth and new meter additions due to less economic, construction or conversion activity;
•subjecting us to legislative or prolonged administrative action that limits our ability to collect on overdue accounts or disconnect gas service for nonpayment, beyond a period of time acceptable to us;
•increasing our operating costs for emergency supplies, personal protective equipment, cleaning services and supplies, remote technology and other specific needs during this crisis;
•impacting our capital expenditures if construction activities are suspended or delayed;
•sickening or causing a mandatory quarantine of a large percentage of our workforce, or key workgroups with specialized skill sets, impairing our ability to perform key business functions or execute our business continuity plans;
•adversely affecting the asset values of NW Natural’s defined benefit pension plan or causing a failure to maintain sustained growth in pension investments over time, increasing our contribution requirements;
•limiting or curtailing entirely, public utility commissions’ ability to approve or authorize applications or other requests we may make with respect to our regulated businesses;
•increasing volatility in the price of natural gas;
•impairing the functioning of our supply chain or ability to rely on third parties or business partners; and
•creating additional cybersecurity vulnerabilities due to heavy reliance on remote working in our business continuity model.

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

Growth and Strategic Risks
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

From time to time, NW Holdings and NW Natural have pursued and may continue to pursue strategic transactions including merger, acquisition, divestiture, joint venture, business development projects or other strategic transactions, including RNG projects and acquisitions by NW Holdings in the water sector of a number of water utilities, wastewater entities and a water services company, with NW Holdings’ continuing to seek other such water sector related opportunities. Any such transactions involve substantial risks, including the following:
•purchase or sale transactions that are contracted for may fail to close for a variety of reasons;
•acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels, which could, among other things, result in the impairment of any goodwill associated with such acquisitions;
•acquired businesses or assets could have environmental, permitting, or other problems for which contractual protections prove inadequate;

•there may be difficulties in integration or operation costs of new businesses;
•there may exist liabilities that were not disclosed to us, that exceed our estimates, or for which our rights to indemnification from the seller are limited;
•we may be unable to obtain the necessary regulatory or governmental approvals to close a transaction, receive approvals granted subject to terms that are unacceptable to us;
•we may be unable to achieve the anticipated regulatory treatment of any such transaction as part of the transaction approval or subsequent to closing the transaction; or
•we may be unable to avoid a sale of assets for a price that is less than the book value of those assets.

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

Business development projects involve many risks. We are currently engaged in several business development projects, including, but not limited to, several water, wastewater and RNG projects. We may also engage in other business development projects such as investments in additional long-term gas reserves, CNG refueling stations, power to gas or hydrogen projects or other projects intended to reduce carbon emissions. These projects may not be successful. Additionally, we may not be able to obtain required governmental permits and approvals to complete our projects in a cost-efficient or timely manner, potentially resulting in delays or abandonment of the projects. We could also experience issues such as: technological challenges; ineffective scalability; startup and construction delays; construction cost overruns; disputes with contractors; the inability to negotiate acceptable agreements such as rights-of-way, easements, construction, gas supply or other material contracts; changes in customer demand, perception or commitment; public opposition to projects; changes in market prices; and operating cost increases. Additionally, we may be unable to finance our business development projects at acceptable costs or within a scheduled time frame necessary for completing the project. Any of the foregoing risks, if realized, could result in the project becoming impaired, and such impairment could have an adverse effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

JOINT PARTNER RISK. Investing in business development projects through partnerships, joint ventures or other business arrangements affects our ability to manage certain risks and could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

We use joint ventures and other business arrangements to manage and diversify the risks of certain development projects, including NW Natural’s gas reserves agreements and RNG projects. NW Holdings or NW Natural may acquire or develop part-ownership interests in other projects in the future, including but not limited to, water, wastewater, RNG or hydrogen projects. Under these arrangements, we may not be able to fully direct the management and policies of the business relationships, and other participants in those relationships may take action contrary to our interests, including making operational decisions that could negatively affect our costs and liabilities. In addition, other participants may withdraw from the project, divest important assets, become financially distressed or bankrupt, or have economic or other business interests or goals that are inconsistent with ours.

NW Natural’s gas reserves arrangements, which operate as a hedge backed by physical gas supplies, involve a number of risks, including: gas production that is significantly less than the expected volumes, or no gas volumes; operating costs that are higher than expected; inherent risks of gas production, including disruption to operations or a complete shut-in of the field; and one or more participants in one of these gas reserves arrangements becoming financially insolvent or acting contrary to NW Natural’s interests. For example, Jonah Energy, the counterparty in NW Natural’s gas reserves arrangement, has experienced recent credit rating downgrades. While NW Natural intends to continue monitoring Jonah Energy’s financial condition and take appropriate actions to preserve NW Natural’s interests, it does not control Jonah Energy’s financial condition or continued performance under the gas reserves arrangement. The cost of the original gas reserves venture is currently included in customer rates and additional wells under that arrangement are recovered at specific costs, the occurrence of one or more of these risks could affect NW Natural’s ability to recover this hedge in rates. Further, new gas reserves arrangements have not been approved for inclusion in rates, and regulators may ultimately determine to not include all or a portion of future transactions in rates. The realization of any of the above mentioned situations could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

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

Operational Risks
OPERATING RISK. Transporting and storing natural gas and distributing natural gas and water involves numerous risks that may result in accidents and other operating risks and costs, some or all of which may not be fully covered by insurance, and which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

NW Holdings and NW Natural are subject to all of the risks and hazards inherent in the businesses of gas distribution and storage, and water distribution, including:
•earthquakes, wildfires, floods, storms, landslides and other severe weather incidents and natural hazards;
•leaks or losses of natural gas, water or wastewater, or contamination of natural gas or water by chemicals or compounds, as a result of the malfunction of equipment or facilities or otherwise;
•damages from third parties;
•operator errors;
•negative performance by our storage reservoirs, facilities, or wells that could cause us to fail to meet expected or forecasted operational levels or contractual commitments to our customers;
•problems maintaining, or the malfunction of, pipelines, wellbores and related equipment and facilities that form a part of the infrastructure that is critical to the operation of our gas and water distribution and gas storage facilities;
•presence of chemicals or other compounds in natural gas that could adversely affect the performance of the system or end-use equipment;
•collapse of underground storage reservoirs;
•inadequate supplies of natural gas or water;
•operating costs that are substantially higher than expected;
•migration of natural gas through faults in the rock or to some area of the reservoir where existing wells cannot drain the gas effectively, resulting in loss of the gas;
•blowouts (uncontrolled escapes of gas from a pipeline or well) or other accidents, fires and explosions; and
•risks and hazards inherent in the drilling operations associated with the development of gas storage facilities, and wells.

For example, TC Pipelines, LP (TC Pipelines) has identified the presence of a chemical substance, dithiazine, at several facilities on the system of its subsidiary, Gas Transmission Northwest (GTN), and those of some upstream and downstream connecting pipeline facilities. A portion of NW Natural’s gas supplies from Canada are transported on GTN’s pipelines. TC Pipelines reports that dithiazine can drop out of gas streams in a powdery form at some points of pressure reduction (for example, at a regulator), and that in incidents where a sufficient quantity of the material accumulates in certain places, improper functioning of equipment can occur, which can result in increased preventative and corrective action costs. While NW Natural has not detected significant quantities of dithiazine on its system to date, we continue to monitor and could discover increased levels of dithiazine or other compounds on NW Natural’s system that could affect the performance of the system or end-use equipment.

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

The safety and protection of the public, our customers and our employees is and will remain our top priority. We are committed to consistently monitoring and maintaining our distribution systems and storage operations to ensure that natural gas and water is acquired, stored and delivered safely, reliably and efficiently. Given recent high-profile natural gas explosions, leaks and accidents in other parts of the country involving both distribution systems and storage facilities, we anticipate that the natural gas industry may be the subject of even greater federal, state and local regulatory oversight. For example, in 2020, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act (PIPES Act) reauthorization was signed into law increasing regulations for natural gas transmission and distribution pipelines. Among other things, the PIPES Act includes new mandates for the Pipeline and Hazardous Materials Safety Administration (PHMSA) to require operators to update and implement various pipeline safety plans and processes.

In addition, our workplaces are subject to the requirements of the Department of Transportation, through the Federal Motor Carrier Safety Administration, and the Occupational Safety and Health Administration, as well as state statutes and regulations that regulate the protection of the health and safety of workers. The failure to comply with these requirements or general industry standards, including keeping adequate records or preventing occupational injuries or exposure, could expose us to civil or criminal liability, enforcement actions, and regulatory fines and penalties that may not be recoverable through our rates and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

NW Natural’s ability to secure natural gas for current and future sales depends upon its ability to purchase and receive delivery of supplies of natural gas from third parties. NW Natural, and in some cases, its suppliers of natural gas, does not have control over the availability of natural gas supplies, competition for those supplies, disruptions in those supplies, priority allocations on transmission pipelines, or pricing of those supplies. Additionally, third parties on whom NW Natural relies may fail to deliver gas for which it has contracted. For example, in October, 2018, a 36-inch pipeline near Prince George, British Columbia owned by Enbridge ruptured, disrupting natural gas flows from Canada into Washington while the ruptured pipeline and an adjacent pipeline were assessed and the ruptured pipeline was repaired. Once repaired, pressurization levels for those pipelines were reduced for a significant period of time for assessment and testing. Similarly, in December 2020, gas supply to approximately 5,500 of NW Natural’s customers was disrupted for a few days as a result of a vehicle crashing into a Williams Northwest Pipeline facility. If NW Natural is unable or limited in its ability to obtain natural gas from its current suppliers or new sources, it may not be able to meet customers' gas requirements and would likely incur costs associated with actions necessary to mitigate service disruptions, both of which could significantly and negatively impact NW Holdings’ and NW Natural’s results of operations.

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

NW Holdings’ and NW Natural’s ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain diverse, talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new and increasingly diverse employees as our largely older workforce retires. A significant portion of our workforce is currently eligible or will reach retirement eligibility within the next five years, which will require that we attract, train and retain skilled workers to prevent loss of institutional knowledge or skills gaps. Without an appropriately skilled workforce, our ability to provide quality service and meet our regulatory requirements will be challenged and this could negatively impact NW Holdings' and NW Natural’s earnings. Additionally, just over half of NW Natural workers are represented by the OPEIU Local No. 11 AFL-CIO, and are covered by a collective bargaining agreement that extends to May 31, 2024. Disputes with the union representing NW Natural employees over terms and conditions of their agreement, or failure to timely and effectively renegotiate the agreement upon its expiration, could result in instability in our labor relationship or other labor disruptions that could impact the timely delivery of gas and other services from our utility and storage facilities, which could strain relationships with customers and state regulators and cause a loss of revenues. The collective bargaining agreements may also limit our flexibility in dealing with NW Natural’s workforce, and the ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace, which may negatively affect NW Holdings’ and NW Natural’s financial condition and results of operations.

Environmental Risks
ENVIRONMENTAL LIABILITY RISK. Certain of NW Natural’s, and possibly NW Holdings’, properties and facilities may pose environmental risks requiring remediation, the costs of which are difficult to estimate and which could adversely affect NW Holdings’ and NW Natural’s financial condition, results of operations, and cash flows.

NW Natural owns, or previously owned, properties that require environmental remediation or other action. NW Holdings or NW Natural may now, or in the future, own other properties that require environmental remediation or other action. NW Natural and NW Holdings accrue all material loss contingencies relating to these properties. A regulatory asset at NW Natural has been recorded for estimated costs pursuant to a deferral order from the OPUC and WUTC. In addition to maintaining regulatory deferrals, NW Natural settled with most of its historical liability insurers for only a portion of the costs it has incurred to date and expects to incur in the future. To the extent amounts NW Natural recovered from insurance are inadequate and it is unable to recover these deferred costs in utility customer rates, NW Natural would be required to reduce its regulatory assets which would result in a charge to earnings in the year in which regulatory assets are reduced. In addition, in Oregon, the OPUC approved the SRRM, which limits recovery of deferred amounts to those amounts which satisfy an annual prudence review and an earnings test that requires NW Natural to contribute additional amounts toward environmental remediation costs above approximately $10 million in years in which NW Natural earns above its authorized ROE. To the extent NW Natural earns more than its authorized ROE in a year, it would be required to cover environmental expenses greater than the $10 million with those earnings that exceed its authorized ROE. The OPUC ordered a review of the SRRM in 2018 or when we obtain greater certainty of environmental costs, whichever occurred first. We submitted information for review in 2018, and believe we could be subject to further review. Similarly, in October 2019, the WUTC authorized an ECRM, which allows for recovery of certain past deferred and future prudently incurred remediation costs allocable to Washington through application of insurance proceeds and collections from customers, subject to an annual prudence determination. These ongoing prudence reviews, or with respect to the SRRM, the earnings test, or the periodic review could reduce the amounts NW Natural is allowed to recover, and could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.
Moreover, we may have disputes with regulators and other parties as to the severity of particular environmental matters, what remediation efforts are appropriate, whether natural resources were damaged, and the portion of the costs or claims NW Natural or NW Holdings should bear. We cannot predict with certainty the amount or timing of future expenditures related to environmental investigations, remediation or other action, the portions of these costs allocable to NW Natural or NW Holdings, or disputes or litigation arising in relation thereto.

Environmental liability estimates are based on current remediation technology, industry experience gained at similar sites, an assessment of probable level of responsibility, and the financial condition of other potentially responsible parties. However, it is difficult to estimate such costs due to uncertainties surrounding the course of environmental remediation, the preliminary nature of certain site investigations, natural recovery of the site, unavoidable limitations associated with environmental investigations and remedial technologies, evolving science, and the application of environmental laws that impose joint and several liabilities on all potentially responsible parties. These uncertainties and disputes arising therefrom could lead to further adversarial administrative proceedings or litigation, with associated costs and uncertain outcomes, all of which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

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

Climate change may cause physical risks, including an increase in sea level, intensified storms, water scarcity, wildfire susceptibility and changes in weather conditions, such as changes in precipitation, average temperatures and extreme wind or other extreme weather events or climate conditions. A significant portion of the nation’s gas infrastructure is located in areas susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to gas supply interruptions and price spikes.

These and other physical changes could result in disruptions to natural gas production and transportation systems potentially increasing the cost of gas and affecting our natural gas businesses’ ability to procure or transport gas to meet customer demand. These changes could also affect our distribution systems resulting in increased maintenance and capital costs, disruption of service, regulatory actions and lower customer satisfaction. Similar disruptions could occur in NW Holdings’ water utility businesses. Additionally, to the extent that climate change adversely impacts the economic health or weather conditions of our service territory directly, it could adversely impact customer demand or our customers' ability to pay. Such physical risks could have an adverse effect on NW Holdings’ or NW Natural’s financial condition, results of operations, and cash flows.

PUBLIC PERCEPTION AND POLICY RISK. Changes in public sentiment or public policy with respect to natural gas, including through local, state or federal laws or legislation or other regulation (including ballot initiatives or executive orders), could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

There are a number of international, federal, state, and local legislative, legal, regulatory and other initiatives being proposed and adopted in an attempt to measure, control or limit the effects of global warming and climate change, including greenhouse gas (GHG) emissions such as carbon dioxide and methane. For example, cap and trade bills were considered in the 2019 and 2020 Oregon legislative sessions, and failed each time due to a lack of quorum for a vote. In Washington, similar legislation seeking to reduce GHG emissions in a variety of ways have been unsuccessfully pursued. It is expected that there will be continued efforts to address climate change in the 2021 legislative sessions through legislation that seeks to limit GHG emissions, disadvantages direct natural gas usage, or promotes electrification, in both Oregon and Washington. The Washington State Building Code Council adopted a statewide residential building code that incorporates carbon reduction measures. In Oregon, largely as a result of the inability of the Oregon legislature to pass GHG legislation, in March, 2020, the Oregon Governor issued an executive order establishing GHG emissions reduction goals of at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050 and directing state agencies and commissions to facilitate such GHG emission goals. Although the order does not specifically direct actions of natural gas distribution businesses, the OPUC is directed to prioritize proceedings and activities that advance decarbonization in the utility sector, mitigate energy burden experienced by utility customers and ensure system reliability and resource adequacy. The executive order also directs other agencies to cap and reduce GHG emissions from transportation fuels and all other liquid and gaseous fuels, including natural gas, adopt building energy efficiency goals for new building construction, reduce methane gas emissions from landfills and food waste, and submit a proposal for adoption of state goals for carbon sequestration and storage by Oregon’s forest, wetlands and agricultural lands. At this time, we are unable to predict the impact of the executive order on NW Natural. As an executive order, any implementation is reliant on state agency rule-making. The scope and content of any state commission or agency rules, as well as the time to propose, adopt and implement any such rules, has not been fully determined, but is expected to be substantially complete in the next 12 to 24 months.

A number of local jurisdictions are also reviewing their own GHG regulations. For example, one small jurisdiction in NW Natural’s service territory, Eugene, Oregon, is seeking to pursue reductions in GHG emissions by negotiating for GHG targets, carbon offsets and increased use of RNG in their system. Such current or future legislation, regulation or other initiatives (including ballot initiatives or ordinances) could impose on our natural gas businesses operational requirements or restrictions, additional charges to fund energy efficiency initiatives, or levy a tax based on carbon content. In addition, while no such bans currently exist in NW Natural’s operating territories, certain municipalities, such as Berkeley, California, are moving to restrict new natural gas hookups in residential and other buildings. Other jurisdictions have considered requiring the conversion of buildings to electric heat, or otherwise adopting policies or incentives to encourage the use of electricity in lieu of natural gas. Such restrictions could adversely impact customer growth or usage, and could adversely impact our ability to recover costs and maintain reasonable customer rates.

NW Natural believes natural gas has an important role in moving the Pacific Northwest to a low carbon future, and to that end is developing programs and measures to reduce carbon emissions. However, NW Natural’s efforts may not happen quickly enough to keep pace with legislation or other regulation, legal changes or public sentiment, or may not be as effective as expected.

Any of these initiatives, or our unsuccessful response to them, could result in us incurring additional costs to comply with the imposed restrictions, provide a cost or other competitive advantage to energy sources other than natural gas, reduce demand for natural gas, restrict our ability to add new construction meters, impose costs or restrictions on end users of natural gas, impact the prices we charge our customers, impose increased costs on us associated with the adoption of new infrastructure and technology to respond to such requirements, and could negatively impact public perception of our services or products that negatively diminishes the value of our brand, all of which could adversely affect NW Holdings’ or NW Natural’s business operations, financial condition and results of operations.

Business Continuity and Technology Risks
BUSINESS CONTINUITY RISK. NW Holdings and NW Natural may be adversely impacted by local or national disasters, pandemic illness, political unrest, terrorist activities, cyber-attacks or data breaches, and other extreme events to which we may not be able to promptly respond, which could adversely affect NW Holdings’ or NW Natural’s operations or financial condition.

Local or national disasters, pandemic illness (including COVID-19), political unrest, terrorist activities, cyber-attacks and data breaches, and other extreme events are a threat to our assets and operations. Companies in critical infrastructure industries may face a heightened risk due to being the target of, and having heightened exposure to, acts of terrorism or sabotage, including physical and security breaches of our physical infrastructure and information technology systems in the form of cyber-attacks. These attacks could, among other things, target or impact our technology or mechanical systems that operate our distribution, transmission or storage facilities and result in a disruption in our operations, damage to our system and inability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas or other necessary commodities that could affect our operations. Threatened or actual national disasters or terrorist activities may also disrupt capital or bank markets and our ability to raise capital or obtain debt financing, or impact our suppliers or our customers directly. Local disaster, protests or pandemic illness could result in disruption of our infrastructure or part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. A slow or inadequate response to events may have an adverse impact on our operations and earnings. We may not be able to maintain sufficient insurance to cover all risks associated with local and national disasters, pandemic illness, terrorist activities, cyber-attacks and other events. Additionally, large scale natural disasters or terrorist attacks could destabilize the insurance industry making the insurance we do have unavailable, which could increase the risk that an event could adversely affect NW Holdings’ or NW Natural’s operations or financial results.

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

There are various risks associated with these systems in addition to upgrades and replacements, including hardware and software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, programming mistakes and other inadvertent errors or deliberate human acts. In addition, we are dependent on a continuing flow of important components to maintain and upgrade our information technology systems. Our suppliers may face production or import delays due to natural disasters, strikes, lock-outs, political unrest or other such circumstances. Technology services provided by third-parties also could be disrupted due to events and circumstances beyond our control which could adversely impact our business, financial condition and results of operations.

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

Although we take precautions to protect our technology systems and are not aware of any material security breaches to date, there is no guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems, including our industrial controls and other information technology systems, are adequate to safeguard against all security breaches or other cyber attacks. Additionally, the facilities and systems of clients, suppliers and third party service providers could be vulnerable to the same cyber risks as our facilities and systems, and such third party systems may be interconnected to our systems both physically and technologically. Therefore, an event caused by cyberattacks or other malicious act at an interconnected third party could impact our business and facilities similarly. As these potential cyber security attacks become more common and sophisticated, we could be required to incur costs to strengthen our systems or obtain specific insurance coverage against potential losses. Our businesses could experience breaches of security pertaining to sensitive customer, employee, and vendor information maintained by us in the normal course of business, which could adversely affect our reputation, diminish customer confidence, disrupt operations, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation, any of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

Financial and Economic Risks
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

Until NW Natural closed the pension plans to new hires, which for non-union employees was in 2006 and for union employees was in 2009, it provided pension plans and postretirement healthcare benefits to eligible full-time utility employees and retirees. Approximately 40% of NW Natural’s current utility employees were hired prior to these dates, and therefore remain eligible for these plans. Other businesses we acquire may also have pension plans. The costs to NW Natural, or the other applicable businesses we may acquire, for providing such benefits is subject to change in the market value of the pension assets, changes in employee demographics including longer life expectancies, increases in healthcare costs, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used to calculate our future pension and postretirement healthcare expenses may differ materially from actual results due to significant market fluctuations and changing withdrawal rates, wage rates, interest rates and other factors. These differences may result in an adverse impact on the amount of pension contributions, pension expense or other postretirement benefit costs recorded in future periods. Sustained declines in equity markets and reductions in bond rates may have a material adverse effect on the value of the pension fund assets and liabilities. In these circumstances, NW Natural may be required to recognize increased contributions and pension expense earlier than it had planned to the extent that the value of pension assets is less than the total anticipated liability under the plans, which could have a negative impact on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

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

NW Natural also has credit-related exposure to derivative counterparties. Counterparties owing NW Natural or its subsidiaries money or physical natural gas commodities could breach their obligations. Should the counterparties to these arrangements fail to perform, NW Natural may be forced to enter into alternative arrangements to meet its normal business requirements. In that event, NW Holdings’ or NW Natural’s financial results could be adversely affected. Additionally, under most of NW Natural’s hedging arrangements, any downgrade of its senior unsecured long-term debt credit rating could allow its counterparties to require NW Natural to post cash, a letter of credit or other form of collateral, which would expose NW Natural to additional costs and may trigger significant increases in borrowing from its credit facilities or equity contribution needs from NW Holdings, if the credit rating downgrade is below investment grade. Further, based on current interpretations, NW Natural is not considered a "swap dealer" or "major swap participant" in 2021, so NW Natural is exempt from certain requirements under the Dodd-Frank Act. If NW Natural is unable to claim this exemption, it could be subject to higher costs for its derivatives activities, and such higher costs could have a negative impact on NW Holdings’ and NW Natural’s operating costs and financial results.

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

NW Holdings’ and NW Natural’s ability to obtain adequate and cost effective short-term and long-term financing depends on maintaining investment grade credit profiles as well as the existence of liquid and stable financial markets. NW Holdings relies on access to equity and bank markets to finance equity contributions to subsidiaries and other business requirements. NW Natural relies on access to capital and bank markets, including commercial paper and bond markets, to finance its operations, construction expenditures and other business requirements, and to refund maturing debt that cannot be funded entirely by internal cash flows. Disruptions in capital markets, including but not limited to, the ongoing COVID-19 pandemic or political unrest, could adversely affect our ability to access short-term and long-term financing. Our access to funds under committed credit facilities, which are currently provided by a number of banks, is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions in the bank or capital financing markets as a result of economic uncertainty, changing or increased regulation of the financial sector, or failure of major financial institutions, or disruptions in credit markets, could adversely affect NW Holdings’ and NW Natural’s access to capital and negatively impact our ability to run our businesses and make strategic investments.

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

NW Holdings and NW Natural review the carrying value of long-lived assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. The determination of recoverability is based on the undiscounted net cash flows expected to result from the operation of such assets. Projected cash flows depend on the future operating costs and projected revenues associated with the asset.

We review the carrying value of goodwill annually or whenever events or changes in circumstances indicate that such carrying value may not be recoverable. A goodwill impairment analysis begins with a qualitative analysis of events and circumstances. If the qualitative assessment indicates that the carrying value may be at risk, we will perform a quantitative assessment and recognize a goodwill impairment for any amount in which the fair value of a reporting unit exceeds its fair value. NW Holdings' total goodwill was $69.2 million as of December 31, 2020 and $49.9 million as of December 31, 2019. The increase in the goodwill balance was due to additions associated with acquisitions in the water sector. All of our goodwill is related to water and wastewater acquisitions. There have been no impairments recognized for the water and wastewater acquisitions to date. Any impairment charge taken with respect to our long-lived assets or goodwill could be material and could have a material effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

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

We are exposed to weather risk in our natural gas business, primarily at NW Natural. A majority of NW Natural’s gas volume is driven by gas sales to space heating residential and commercial customers during the winter heating season. Current NW Natural rates are based on an assumption of average weather. Warmer than average weather typically results in lower gas sales. Colder weather typically results in higher gas sales. Although the effects of warmer or colder weather on utility margin in Oregon are expected to be mitigated through the operation of NW Natural’s weather normalization mechanism, weather variations from normal could adversely affect utility margin because NW Natural may be required to purchase more or less gas at spot rates, which may be higher or lower than the rates assumed in its PGA. Also, a portion of NW Natural’s Oregon residential and commercial customers (usually less than 10%) have opted out of the weather normalization mechanism, and approximately 12% of its customers are located in Washington where it does not have a weather normalization mechanism. These effects could have an adverse effect on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

Water Business Risks
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

Although the water businesses are not currently expected to materially contribute to the results of operations of NW Holdings, these businesses are subject to risks, in addition to those described above that could adversely affect their results of operations, including:
•contamination of water supplies, including water provided to customers with naturally occurring or human-made substances or other hazardous materials;
•interruptions in water supplies and service, natural disasters and droughts;
•conservation efforts by customers;
•regulatory requirements and proceedings; and
•weather conditions.

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

ITEM 2. PROPERTIES

NW Natural's Natural Gas Distribution Properties
NW Natural's natural gas pipeline system consists of approximately 14,000 miles of distribution and transmission mains and approximately 10,000 miles of service lines located in its territory in Oregon and southwest Washington. In addition, the pipeline system includes service pipelines, meters and regulators, and gas regulating and metering stations. Natural gas pipeline mains are located in municipal streets or alleys pursuant to franchise or occupation ordinances, in county roads or state highways pursuant to agreements or permits granted pursuant to statute, or on lands of others pursuant to easements obtained from the owners of such lands. NW Natural also holds permits for the crossing of numerous railroads, navigable waterways and smaller tributaries throughout our entire service territory.

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

NW Natural commenced a 20-year lease in March 2020 for a new corporate operations center in Portland, Oregon.

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

NWN Water's Distribution Properties
NWN Water owns and maintains water distribution pipes, storage, wells and other infrastructure and wastewater treatment facilities, and holds related leases and other property interests in Oregon, Washington, Idaho and Texas. Pipelines are located in municipal streets or alleys pursuant to franchise or occupation ordinances, in county roads or state highways pursuant to agreements or permits granted pursuant to statute, or on lands of others pursuant to easements obtained from the owners of such lands. These properties are used by entities that are aggregated and reported as other under NW Holdings.

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

As of February 16, 2021, there were 4,614 holders of record of NW Holdings' common stock and NW Holdings was the sole holder of NW Natural's common stock.

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
10/01/20-10/31/20	—	$—	—	—
11/01/20-11/30/20	1,556	$49.30	—	—
12/01/20-12/31/20	—	$—	—	—
Total	1,556		2,124,528	$16,732,648

(1)During the quarter ended December 31, 2020, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of our Dividend Reinvestment and Direct Stock Purchase Plan. However, 1,556 shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs. During the quarter ended December 31, 2020, no shares of NW Holdings common stock were accepted as payment for stock option exercises pursuant to the NW Natural Restated Stock Option Plan.
(2)During the quarter ended December 31, 2020, no shares of NW Holdings common stock were repurchased pursuant to the NW Holdings Board of Directors-approved share repurchase program. In May 2019, we received NW Holdings Board of Directors approval to extend the repurchase program through May 2022. For more information on this program, see Note 5.

ITEM 6. SELECTED FINANCIAL DATA

Omitted in accordance with SEC regulations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion covers the years ended December 31, 2020, 2019, and 2018 and refers to the consolidated results of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to the Consolidated Financial Statements in Item 8 of this report.

NW Natural's natural gas distribution activities are reported in the natural gas distribution (NGD) segment. The NGD segment also includes NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, the NGD-portion of NW Natural's Mist storage facility in Oregon, and NW Natural RNG Holding Company, LLC. Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. Other activities aggregated and reported as other at NW Holdings include NWN Energy's equity investment in Trail West Holdings, LLC (TWH) through August 6, 2020; NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); and NWN Water, which through itself or its subsidiaries, owns and continues to pursue investments in the water sector. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries. See Note 14 for information on our TWH investment.

In addition, NW Holdings has reported discontinued operations results related to the sale of Gill Ranch Storage, LLC (Gill Ranch). NW Natural Gas Storage, LLC (NWN Gas Storage), an indirect wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement during the second quarter of 2018 that provided for the sale of all membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility. For more information, see "Results of Operations - Discontinued Operations" below.

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

EXECUTIVE SUMMARY

Our core mission is to provide safe, reliable and affordable essential utility services in an environmentally responsible way to better the lives of the public we serve. Highlights for the year include:
•Added nearly 11,600 natural gas customers in 2020 for an annual growth rate of 1.5% at December 31, 2020;
•Continued to provide customers with essential natural gas and water utility services and assist our most vulnerable community members during COVID-19;
•Invested $273 million in natural gas and water utility systems to support growth and greater reliability and resiliency;
•Completed rule-making for Oregon Senate Bill 98 enabling NW Natural to procure renewable natural gas (RNG) for customers and invested in our first development project to convert methane into RNG;
•Scored second in the West among large utilities in the 2020 J.D. Power Gas Utility Residential Customer Satisfaction Study;
•Concluded the Oregon general rate case with a revenue requirement increase to support growth and system investments;
•Filed a multi-year general rate case in Washington requesting a revenue requirement increase;
•Announced that NW Natural is working toward a renewable hydrogen facility with a partner in Oregon;
•Closed five water and wastewater utility transactions in 2020, bringing our total connections to approximately 26,000; and
•Increased dividends for the 65th consecutive year to shareholders.

Key financial highlights for NW Holdings include:

	2020		2019		2018
In millions	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income from continuing operations	$70.3	$2.30	$65.3	$2.19	$67.3	$2.33
Income (loss) from discontinued operations, net of tax	6.5	0.21	(3.6)	(0.12)	(2.7)	(0.09)
Consolidated net income	$76.8	$2.51	$61.7	$2.07	$64.6	$2.24

Key financial highlights for NW Natural include:

	2020	2019	2018
In millions	Amount	Amount	Amount
Net income from continuing operations	$70.6	$69.0	$68.0
Loss from discontinued operations, net of tax	—	—	(1.7)
Consolidated net income	$70.6	$69.0	$66.3
Natural gas distribution margin	$438.1	$422.7	$383.7

2020 COMPARED TO 2019. Consolidated net income increased $1.6 million at NW Natural primarily due to the following factors:
•a $15.4 million increase in NGD segment margin driven by the 2020 Oregon and 2019 Washington rate cases and residential customer growth; and
•a $7.9 million decrease in other expense, net primarily related to higher 2019 pension expenses (non-service cost component) recognized as part of the settlement and recovery of NW Natural's pension balancing account, which was primarily offset within NGD margin and income tax benefits (as discussed below) and which did not recur in 2020; partially offset by
•a $13.6 million increase in depreciation expense and general taxes due to property, plant, and equipment additions, as we continued to invest in our gas utility system; and
•a $7.0 million increase in income tax expense primarily due to 2019 including an income tax benefit related to the return of deferred TCJA benefits to customers and the regulatory pension disallowance, and higher pre-tax income.

Net income from continuing operations increased $5.0 million at NW Holdings primarily due to the following factors:
•a $1.6 million increase in consolidated net income at NW Natural as discussed above; and
•a $3.4 million increase in other net income primarily reflecting higher earnings at our water and wastewater utilities that have been acquired since 2019.

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

The increase of $1.0 million at NW Natural was primarily due to the following factors:
•a $39.0 million increase in NGD segment margin driven by new customer rates from the 2018 Oregon rate case and 2019 Washington rate case, customer growth, and lease revenue from the North Mist storage facility; the remaining increase primarily relates to $7.1 million in revenues which were offset by pension expenses due to the OPUC order as discussed above;
•a $9.4 million decrease in NGD segment income tax expense primarily due to the income tax implications of the March 2019 OPUC order, of which $5.4 million was offset by pension expenses as discussed above, with the remainder driven by the return of deferred TCJA benefit credits to customers and lower pretax income in 2019 compared to 2018; and
•a $5.8 million increase in deferred regulatory interest income in other income (expense), net, of which $5.1 million relates to interest recognized in association with the OPUC order discussed above; offset by
•a $34.4 million increase in pension costs within operations and maintenance expense and other income (expense), net, of which $12.5 million relates to costs which were entirely offset by revenues and income tax benefits as discussed above, and $10.5 million relates to the regulatory pension disallowance discussed above. In addition, there was an $11.4 million increase in pension expenses as NW Natural began collecting ongoing pension costs through customer rates on November 1, 2018 and began collecting deferred pension costs through customer rates on April 1, 2019 rather than deferring a portion to the balancing account;
•a $5.4 million increase in depreciation and amortization primarily due to additional capital expenditures;
•a $5.4 million decrease in non-NGD segment operating revenues due to lower asset management revenues and increased asset management revenue sharing with Oregon customers as a result of the 2018 Oregon rate case;
•a $4.6 million increase in NGD segment interest expense due to higher interest on long- and short-term debt balances; and
•a $2.9 million increase in NGD segment operations and maintenance expenses primarily attributable to annual employee cost increases.

The decrease of $2.0 million at NW Holdings was primarily driven by increases in professional service costs and expenses associated with developing the water business, partially offset by the increase of $1.0 million at NW Natural.

COVID-19 AND CURRENT ECONOMIC CONDITIONS. The novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has resulted in severe and widespread global, national, and local economic and societal disruptions. In Oregon and Washington, where we serve natural gas and water customers, stay-at-home orders were issued in March 2020. Orders were also issued in March in Idaho and Texas where we also serve water customers. These and subsequent executive orders required the closure of “non-essential” businesses and permitted the continuation of “essential services.” All of the services provided by NW Natural and NW Natural Water were considered “essential services” under the executive orders applicable to the jurisdictions in which they operate, and we continue to serve our gas and water customers and proceed with capital investments without interruption.

As a critical infrastructure energy company that provides an essential service to our customers, NW Natural has well-defined emergency response command structures and protocols. In response to the pandemic, NW Natural mobilized its incident command team and business continuity plans in early March 2020, and continues to operate under these structures and protocols, with a focus on the safety of our 1,200 employees and the 2.5 million people, business partners and communities we serve. NW Natural has generally suspended business travel out of our service territory and implemented work-from-home plans for employees wherever possible. For employees whose role requires them to work in the field or onsite, we are following CDC, OSHA, and state specific requirements. Measures include: following social distancing guidelines; use of personal protective equipment (PPE) including masks, face coverings and gloves; enhanced sanitizing protocols; requiring employee health screenings prior to entering a NW Natural facility; and other measures intended to mitigate the spread of this disease and keep our employees and customers safe and informed. Our water companies are following similar protocols. In addition, we are working with state officials to provide our essential field and onsite workers access to the vaccine during the coming months. We remain vigilant regarding the safety of our customers and employees.

Currently, our service territories are in various phases of reopening, which has permitted the reopening of many businesses that were considered non-essential. Certain of the reopened businesses are operating under continued restrictions related to patron capacity for retail stores and outdoor-only seating for restaurants in Oregon, among other restrictions to prevent further spread of COVID-19.

To support our customers in this unusual time, in March 2020, NW Natural temporarily stopped charging late fees and disconnecting customers for nonpayment. NW Natural also provided Oregon natural gas customers with annual bill credits primarily in June totaling approximately $17.0 million related to NW Natural's revenue sharing mechanism. Through term sheets with the Oregon and Washington Commissions, we have agreed to timelines for resuming our normal business practices such as beginning collection processes while also providing financial assistance and payment plans to our most vulnerable customers.

From a financial perspective, the initial timing of the onset of the COVID-19 pandemic in March 2020 and resulting economic disruption in the United States coincided with the end of the Pacific Northwest 2019-20 winter heating season and although it has continued into the 2020-21 winter heating season, the financial effects were moderated by our regulated utility business model, our natural gas customer base being predominately residential, and temporary cost savings initiatives that were implemented by management. For 2020, we estimate the total financial effects of COVID-19 to be approximately $10 million pre-tax with the impact partially mitigated by regulatory deferrals and temporary cost savings measures. We incurred $4.8 million of COVID-related costs that were deferred to a regulatory asset for recovery in a future period. These costs included PPE supplies, estimates for bad debts, and interest expense associated with financing related activities undertaken to support liquidity during the pandemic, net of direct cost savings such as lower travel and meals and entertainment expenses. In addition, we expect to recognize revenue in a future period for an additional $1.3 million related to forgone late fee revenue. We also experienced additional financial implications of approximately $3.8 million pre-tax that will not be recovered through rates primarily due to lower natural gas distribution margin from customers that stopped natural gas service and lower usage from customers that are not covered under decoupled rate schedules. The financial impacts were mitigated in part by approximately $3.5 million in temporary cost savings initiatives.

During 2020, NW Natural increased the allowance for uncollectible accounts by $2.4 million to $3.1 million. Our allowance for residential and commercial uncollectible accounts estimate increased from 0.1% of gas sales to approximately 0.4% of gas sales for the year ended December 31, 2020.

At the onset of the pandemic, in March 2020 as a precaution to strengthen our liquidity and guard against volatile markets as the COVID-19 pandemic unfolded, we took the following steps:
•NW Natural drew $227 million on its credit facility and subsequently repaid the full amount during the second quarter;
•NW Holdings drew $35 million on its credit facility and repaid $27 million as of December 31, 2020;
•NW Natural borrowed $150 million pursuant to a 364-day term loan and subsequently repaid the full amount in October 2020; and
•NW Natural issued $150 million 30-year first mortgage bonds with an interest rate of 3.6%, which was primarily to support its capital expenditure program.

The federal CARES Act was signed into law on March 27, 2020 to provide direct and indirect financial support to individuals, businesses, state and local governments, and the healthcare system in response to COVID-19. As provided for in the CARES Act, we deferred remittance of the employer portion of the Social Security payroll tax from March through December 31, 2020, when the provision ended. This resulted in $4.7 million of deferred payroll taxes that we expect to remit under the CARES Act guidelines, which require half of the tax liability to be paid by December 31, 2021 and the remaining half to be paid by December 31, 2022.

We have taken additional actions in response to known issues arising from the trends related to the COVID-19 pandemic. For example, we have enhanced cybersecurity monitoring in response to reports that cybersecurity attackers are more active with much of the economy utilizing work from home protocols. Like others, we experienced some constraints on our ability to obtain PPE and disinfecting supplies, but currently believe that we have sufficient supplies to continue our work and continue to procure additional supplies and most efficiently utilize those supplies we have on hand. We have not experienced material disruptions in our supply chain for goods and services to date, but are continuing to actively monitor, and have formulated and continue to evaluate contingency plans as necessary.

We remain vigilant in monitoring how the phased re-openings of the territories in which we operate progress and any reinstitution or possible reinstitution of restrictions, and we are actively monitoring several key metrics. While we are unable to predict the length, severity or impacts of the COVID-19 pandemic and economic disruptions on our business, the potential for a resurgence or mutation of the virus, or timing, widespread availability and efficacy of vaccine implementation, we have the following expectations and beliefs currently:
•Both NW Natural and NW Natural Water expect their capital projects in 2021 to move forward as planned.
•NW Natural's customer growth rate is affected by both new meter connections and when existing customers close their accounts and disconnect their meters. Customer growth from construction and conversions remained strong during 2020. A slow economic recovery could result in a decline in new meter connections, which could adversely affect margin in 2021 and the following periods. In addition, we are closely monitoring our approximately 70,000 commercial and industrial natural gas meters, as a substantial decline in these meters could materially affect margin in 2021 and the following periods. A disconnection may occur if circumstances require businesses, such as restaurants, retailers, and those in the hospitality sector, to temporarily or permanently close. When we cease suspending disconnections, we may experience a higher level of disconnections. We don't anticipate significant residential meter disconnections.
•NW Natural has seen lower utility margin from a reduction in overall sales volumes during the year ended December 31, 2020 attributed to COVID-19, primarily related to the loss of commercial customers as described above. Due to the seasonality of our gas utility business, we may see more substantial declines in volumes as our peak heating season progresses, depending on the level of reopenings and resiliency of businesses in the communities in which we serve. However, volumes do not translate directly to earnings as the majority of our NGD margin is not dependent on volumes.
•While we have begun returning to normal business practices for many commercial and industrial customers in certain jurisdictions, our residential customers' return to normal practices may be extended based on the timing, availability and efficacy of vaccine rollout and timing of economic recovery. Therefore, the recognition of late and disconnection fee revenue may be delayed beyond our current expectations.
•As the pandemic has continued into the 2020-2021 winter heating season, certain customers are faced with seasonally higher natural gas usage and bills. This could have a financial strain on our customers and impact their ability to pay their bills in a timely manner thus potentially increasing our working capital needs.
•While we deferred to a regulatory asset certain COVID-related financial impacts as agreed upon with regulators, ultimate recovery of these costs and prudence review will be determined through a separate proceeding and may be subject to modification as a result of those proceedings.

Given the evolving nature of the pandemic and resulting economic conditions, we are continually monitoring our business operations and the larger trends and developments to take additional measures we believe are warranted to continue providing safe and reliable service to our customers and communities while protecting our employees.

2021 OUTLOOK

We expect to make significant progress on our long-term objectives in the coming year. Our natural gas distribution business is focused on providing safe, reliable, and affordable energy in an environmentally responsible way to better the lives of the public we serve. Our water and wastewater utility business is committed to providing its customers with safe, clean, reliable and affordable water and wastewater services, while also continuing to grow organically and through acquisitions. In 2021, we remain focused on the strategic pillars of our business: ensuring safe & reliable service; providing superior customer service; advancing constructive legislative policies and regulation; enabling customer growth; and leading on environmental stewardship and decarbonization.

ENSURING SAFE AND RELIABLE SERVICE. Delivering our products safely and reliably to customers, while keeping our employees safe, is our first priority. At NW Natural, we remain focused on safety and emergency response through hands-on, scenario-based training for employees, third-party contractors, and first responders. The reliability, resiliency and safety of our gas system is critical and to this end, we remain focused on investing in necessary upgrades and replacing key system components, preventing third-party damages, and performing regular inspections and assessments. Safety for our gas infrastructure also includes maintaining and strengthening our cybersecurity defenses, upgrading key technology systems, such as our enterprise risk planning system and customer information system over the next several years, and preparing for large-scale emergency events, such as seismic hazards. Our water and wastewater utilities are focused on executing on their capital expenditure plans to ensure continued safe and reliable service to customers and enhancing plans to be able to readily prioritize capital investments.

PROVIDING SUPERIOR CUSTOMER EXPERIENCE. We have a legacy of providing excellent customer service and a long-standing dedication to continuous improvement, which has resulted in NW Natural consistently receiving high rankings in the J.D. Power and Associates customer satisfaction studies and more recently in Escalent's Congent trusted brand and customer engagement residential customer study, earning NW Natural the designation of Customer Champion for the last several years. During 2020, we also implemented several new customer facing technologies including a new website, a streamlined customer onboarding process, and new Interactive Voice Response (IVR) system. In 2021, we intend to fully optimize this new technology to enhance our natural gas customers’ experience and meet their evolving expectations. We'll also plan for the next upgrades, which will be centered on our customers’ most frequent interactions and highest value touchpoints.

ADVANCING CONSTRUCTIVE LEGISLATIVE POLICIES AND REGULATION. NW Natural has a history of working productively with lawmakers and regulators. Most recently in 2020, rulemaking was completed on the groundbreaking Oregon Senate Bill 98 that allows gas utilities to procure and invest in renewable natural gas for their customers. In 2021, we'll continue to proactively communicate with policymakers and other stakeholders about what we believe is the important role of the gas system in achieving climate goals for our communities, and work with the American Gas Association to provide education on the role of natural gas in energy infrastructure at the national level. With regulators, we'll strive to work productively on open proceedings, taking care of customers during the pandemic, and pursuing recovery of deferred costs related to COVID-19. NW Natural will also continue working with the EPA and other stakeholders on an environmentally protective and cost-effective clean-up for the Portland Harbor Superfund Site. For our water utilities, we are focused on working collaboratively with regulators, pursuing efficient approval processes for acquisitions, filing general rate cases where needed to support investments, and engaging in constructive regulatory proceedings.

ENABLING CUSTOMER GROWTH. Natural gas is a preferred energy choice in our service territory given its affordable, efficient, and reliable qualities and often preferred by homeowners for heating and cooking. We are focused on leveraging these key attributes to capitalize on our region's continued strong housing growth. We'll strive to continue growing our market share in the residential sector and multifamily developments, but believe commercial customer growth may be modest in 2021 as the pandemic has placed additional restrictions on small businesses, such as retail stores and restaurants, in our region. At NW Natural Water, we continue to be focused on supporting the fast-growing communities we currently serve and continuing our disciplined acquisition strategy.

LEADING ON DECARBONIZATION. We are deeply committed to a clean energy future and environmental stewardship. It's why NW Natural launched a low-carbon initiative in 2017 to reduce emissions in the communities we serve by leveraging our modern natural gas pipeline system in new ways, working closely with customers, policymakers and regulators, and embracing cutting-edge technology. In 2020, under Oregon SB 98, NW Natural began a partnership with BioCarbN, a developer and operator of sustainable infrastructure projects, to convert methane into RNG. Under this partnership, NW Natural has the ability to invest up to an estimated $38 million in four separate RNG development projects that will access biogas derived from water treatment at Tyson Foods' processing plants. In 2021, NW Natural intends to continue striving to execute on our renewable strategy by helping our customers reduce and offset their consumption, to procure and invest in RNG for our customers under Oregon Senate Bill 98, execute on our RNG interconnection projects, continue developing voluntary renewable product offerings for our customers, and explore renewable hydrogen. We also intend to leverage technology and relationships to examine ways to reduce emissions across the entire value chain from suppliers to end-use heating appliances.

DIVIDENDS

NW Holdings dividend highlights include:

Per common share	2020	2019	2018
Dividends paid	$1.9125	$1.9025	$1.8925

In January 2021, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4800 per share, payable on February 12, 2021, to shareholders of record on January 29, 2021, reflecting an indicated annual dividend rate of $1.92 per share.

See "Financial Condition - Liquidity and Capital Resources" for more information regarding the NW Holdings and NW Natural dividend policies and regulatory conditions on NW Natural dividends to its parent, NW Holdings.

RESULTS OF OPERATIONS

Regulatory Matters

Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. In 2020, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

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

OTHER. In June 2018, NWN Gas Storage, a wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement for the sale of all of its ownership interests in Gill Ranch, a natural gas storage facility located near Fresno, California. The sale closed on December 4, 2020. See Note 19 for more information. The wholly-owned regulated water businesses of NWN Water, a wholly-owned subsidiary of NW Holdings, are subject to regulation by the utility commissions in the states in which they are located, which currently includes Oregon, Washington, Idaho, and Texas.

Most Recent Completed Rate Cases
OREGON. On October 16, 2020, the OPUC issued an order concluding NW Natural's general rate case filed in December 2019 (Order). The Order provides for a total revenue requirement increase of approximately $45 million over revenues from existing rates. The revenue requirement is based on the following assumptions:
•Capital structure of 50% common equity and 50% long-term debt;
•Return on equity of 9.4%;
•Cost of capital of 6.965%; and
•Average rate base of $1.44 billion or an increase of $242.1 million since the last rate case.

Under the terms of the Order, NW Natural was authorized to begin to recover the expense associated with the Oregon Corporate Activity Tax (CAT) as a component of base rates. See "Corporate Activity Tax" below.

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

Regulatory Proceeding Updates
2021 WASHINGTON RATE CASE. On December 18, 2020, NW Natural filed a request for a general rate increase with the WUTC. The filing includes a requested increase in annual revenue requirements over two years, consisting of an 8.0% or $6.3 million increase in the first year beginning November 1, 2021 (Year One), and a 3.7% or $3.2 million increase in the second year beginning November 1, 2022 (Year Two). NW Natural is also requesting a $2.2 million, or 3%, offset to rates in the first year via suspension of amortization of a regulatory asset associated with NW Natural’s energy efficiency programs and via application of proceeds from the sale of real property in Portland, Oregon, which would reduce the Year One rate increase to approximately 5%.

The requested increase is intended to recover operating costs and investments made in the distribution system, underground storage facility, operations facilities, including improvements to the resource facility in Vancouver, Washington, and upgrades of critical information technology, including NW Natural’s enterprise resource planning system, and is based upon the following assumptions or requests:
•Capital structure of 50% long-term debt, 1% short-term debt, and 49% common equity;
•Return on equity of 9.4%
•Cost of capital of 6.913%; and
•Average rate base of $194.7 million, an increase of $20.9 million since the last rate case for capital expenditures already expended at the time of filing, with an additional expected $31.2 million increase in Year One, and an additional expected $21.4 million increase in Year Two, with the increases in Year One and Year Two relating to expected capital expenditures in those years.

NW Natural’s filing will be reviewed by the WUTC and other stakeholders. The process is anticipated to take up to 11 months. NW Natural has requested that the new rates take effect November 1, 2021.

2020 OREGON & WASHINGTON DEFERRAL. In December 2020, a vehicle crashed into a Williams NW Pipeline district regulator, causing more than 5,500 NW Natural customers in the Hood River, Oregon area and White Salmon, Washington area to lose natural gas service. NW Natural recorded a regulatory asset of approximately $0.8 million for costs incurred to restore service. NW Natural filed requests for deferrals with the OPUC and WUTC and plans to seek recovery of these costs in future ratemaking proceedings.

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

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. NW Natural entered the 2020-21 gas year with its forecasted sales volumes hedged at 53% in financial swap and option contracts, including hedging of 56% in Oregon and 28% in Washington, and 17% in physical gas supplies, including hedging of 18% in Oregon and 13% in Washington. The percentage of total hedged for Oregon was approximately 74% and approximately 41% for Washington.

NW Natural is also hedged between 1% and 43% for annual requirements over the subsequent five gas years, which consists of between 1% and 41% in Oregon and between 0% and 58% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural.

In September 2020, NW Natural filed its annual PGA and received OPUC and WUTC approval in October 2020. PGA rate changes were effective November 1, 2020. Rates and hedging approaches may vary between states due to different rate structures and mechanisms.

Under the current PGA mechanism in Oregon, there is an incentive sharing provision whereby NW Natural is required to select each year an 80% deferral or a 90% deferral of higher or lower actual gas costs compared to estimated PGA prices, such that the impact on NW Natural's current earnings from the incentive sharing is either 20% or 10% of the difference between actual and estimated gas costs, respectively. For the 2019-20 and 2020-21 gas years, NW Natural selected the 90% deferral option. Under the Washington PGA mechanism, NW Natural defers 100% of the higher or lower actual gas costs, and those gas cost differences are passed on to customers through the annual PGA rate adjustment.

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2019-20 and 2020-21 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar years 2018, 2019, and 2020, the ROE threshold was 10.48%, 10.24%, and 10.40%, respectively. There were no refunds required for 2018 and 2019. NW Natural does not expect a refund for 2020 based on results, and anticipates filing its 2020 earnings test in May 2021.

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

DECOUPLING. In Oregon, NW Natural has a decoupling mechanism. Decoupling is intended to break the link between earnings and the quantity of gas consumed by customers, removing any financial incentive to discourage customers’ efforts to conserve energy. The Oregon decoupling baseline usage per customer was reset in the 2020 Oregon general rate case. The Order in the 2020 Oregon general rate case also approved of extending NW Natural’s decoupling calculation for the months of November and May to the month of April. This mechanism employs a use-per-customer decoupling calculation, which adjusts margin revenues to account for the difference between actual and expected customer volumes. The margin adjustment resulting from differences between actual and expected volumes under the decoupling component is recorded to a deferral account, which is included in the annual PGA filing.

WARM. In Oregon, NW Natural has an approved weather normalization mechanism, which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2020, 8% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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
•Amortization - This class of costs represents amounts included in current customer rates for collection and is calculated as one-fifth of the post-review deferred balance. NW Natural earns a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. NW Natural included $4.2 million and $5.1 million of deferred remediation expense approved by the OPUC for collection during the 2020-21 and 2019-20 PGA years, respectively.

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
For 2020, NW Natural has performed this test, which is anticipated to be submitted to the OPUC in May 2021. No earnings test adjustment is expected for 2020.

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

Commencing April 1, 2019, the OPUC also authorized the collection of the remainder of the pension balancing account over ten years in a customer tariff of $7.3 million per year. Deferred pension expense recoveries, inclusive of the application of the TCJA benefits described above, were $7.1 million and $16.8 million in 2020 and 2019, respectively. Pension expense deferrals, excluding interest, were $10.3 million in 2018.

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

The following table presents the credits to NGD customers:

In millions	2020	2019	2018
Oregon	$17.0	$16.3	$11.7
Washington	$0.7	$1.2	$1.0
HOLDING COMPANY REORGANIZATION. On October 1, 2018, we completed the reorganization to a holding company structure. There were a number of conditions under the agreement with the OPUC and the WUTC related to the formation of a holding company structure. One of the conditions is that, for three years following formation of the holding company, NW Natural was required to provide an annual $500,000 credit to Oregon customers and a $55,000 credit to Washington customers. The credits to both Oregon and Washington customers were given in conjunction with the respective PGA filings with the rate adjustments commencing on November 1 of the applicable PGA year.

COVID-19 PROCESS AND DEFERRAL DOCKETS. During 2020, our regulated utilities, other utilities, stakeholders, and public utility commissions worked together to determine the best way to continue protecting utility customers during and after the pandemic. In September 2020, the OPUC issued an order authorizing OPUC staff to execute a term sheet with NW Natural and other parties to the proceeding, which includes provisions for lifting moratoriums on disconnections for nonpayment and late fees; extending timeframes for repayments and deferred payment plans; establishing timelines for reinstitution of service disconnection and reconnection fees; and allowing for deferred accounting of COVID-19 related costs. The term sheet also directs NW Natural to work with the parties to provide bill payment assistance, petition the Oregon legislature for bill payment assistance funding, explore the applicability of decoupling charges for a period of time, and participate in an investigation and discussion surrounding low income customers and social and environmental justice. The stipulation incorporating the term sheet was approved by the OPUC in November 2020. A term sheet was approved by the WUTC in October 2020 that provides similar guidance on key items such as the timing of lifting moratoriums on disconnections, resuming the collection process, and bill assistance and payment plans.

Additionally, both Oregon and Washington approved our applications to defer certain COVID-19 related costs in 2020.
Costs that may be recoverable include, but are not limited to, the following: personal protective equipment, cleaning supplies and services, bad debt expense, financing costs to secure liquidity, and certain lost revenue, net of offsetting direct expense reductions associated with COVID-19. As of December 31, 2020, we estimated that approximately $6.1 million of the financial effects related to COVID-19 in 2020 could be recoverable. As a result, we recorded a regulatory asset of approximately $4.8 million for incurred costs as of December 31, 2020. In addition, we expect to recognize revenue in a future period for an additional $1.3 million related to forgone late fee revenue.

The following table outlines some of the key items approved by the respective Commissions:

	Oregon		Washington
Reinstituting Disconnections for Nonpayment:
Residential	June 30, 2021	*	July 31, 2021	*
Small Commercial	December 1, 2020		July 31, 2021	*
Large Commercial/Industrial	November 3, 2020		October 20, 2020
Resuming Residential Reconnection Fee Charges	October 1, 2022	*	January 27, 2022	*
Reinstituting Late Fees for Nonpayment:
Residential	October 1, 2022	*	January 27, 2022	*
Small Commercial	December 1, 2020		January 27, 2022	*
Large Commercial/Industrial	November 3, 2020		October 20, 2020
Extended Time Payment Arrangements:
Residential	Up to 24 months		Up to 18 months
Small Commercial	Up to 6 months		Up to 12 months
Arrearage Forgiveness Program	1% of Retail Revenue		1% of Retail Revenue
* Jurisdiction retains discretion to re-evaluate date based on ongoing pandemic and economic conditions.

RENEWABLE NATURAL GAS. On June 19, 2019, the Oregon legislature passed Senate Bill 98 (SB98), which enables natural gas utilities to procure or develop RNG on behalf of their Oregon customers. RNG is produced from organic materials like food, agricultural and forestry waste, wastewater, or landfills. Methane is captured from these organic materials as they decompose and is conditioned to pipeline quality, so it can be added into the existing natural gas system, reducing net GHG emissions. The bill was signed into law by the governor in July 2019, and subsequently, the OPUC opened a docket in August 2019 regarding the rules for the bill. After working with parties, the OPUC adopted final rules in July 2020.

SB98 and the rules outline the following parameters for the RNG program including: setting voluntary goals for adding as much as 30% renewable natural gas into the state’s pipeline system by 2050; enabling gas utilities to invest in and own the cleaning and conditioning equipment required to bring raw biogas and landfill gas up to pipeline quality, as well as the facilities to connect to the local gas distribution system; and allowing up to 5% of a utility’s revenue requirement to be used to cover the incremental cost or investment in renewable natural gas infrastructure.

Further, the new law supports all forms of renewable natural gas including renewable hydrogen, which is made from excess wind, solar and hydro power. Renewable hydrogen can be used for the transportation system, industrial use, or blended into the natural gas pipeline system.

In its initial RNG contract under SB98, NW Natural began a partnership with BioCarbN, a developer and operator of sustainable infrastructure projects, to convert methane into RNG. Under this partnership, NW Natural has the ability to invest up to an estimated $38 million in four separate RNG development projects that will access biogas derived from water treatment at Tyson Foods' processing plants, subject to approval by all parties. In December 2020, NW Natural exercised its option for the first development project in Nebraska, initiating investment in an estimated $8 million project, which is expected to begin producing RNG in late 2021.

CORPORATE ACTIVITY TAX. In 2019, the State of Oregon enacted a Corporate Activity Tax (CAT) that is applicable to all businesses with annual Oregon gross revenue in excess of $1 million. The CAT is in addition to the state's corporate income tax and imposes a 0.57% tax on certain Oregon gross receipts less a reduction for a portion of cost of goods sold or labor. The CAT legislation became effective September 29, 2019 and applies to calendar years beginning January 1, 2020. Under the terms of the Order in NW Natural's 2020 Oregon general rate case, NW Natural is authorized to begin to recover the expense associated with the CAT as a component of base rates. NW Natural is also directed to adjust the amount recovered for the CAT in each annual PGA to reflect changes in gross revenue and cost of goods sold that occur as a result of the PGA.

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

In addition to the acquisitions above, we closed three acquisitions near existing water utilities during 2020. While COVID-19 has restricted certain activities, we continue to pursue water acquisitions and expect to return to normal business development activities as the pandemic eases and travel and commerce return to previous levels. For our acquired water utilities, we've begun to assess the need for general rate cases, and in 2020, we filed general rate cases for three water utilities to support infrastructure investments for safety and reliability.

OREGON EXECUTIVE ORDER. On March 10, 2020, the governor of Oregon issued an executive order (EO) establishing GHG emissions reduction goals of at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050 and directed state agencies and commissions to facilitate such GHG emission goals targeting a variety of sources and industries. Although the EO does not specifically direct actions of natural gas distribution businesses, the OPUC is directed to prioritize proceedings and activities that advance decarbonization in the utility sector, mitigate energy burden experienced by utility customers and ensure system reliability and resource adequacy. The EO also directs other agencies to cap and reduce GHG emissions from transportation fuels and all other liquid and gaseous fuels, including natural gas, adopt building energy efficiency goals for new building construction, reduce methane gas emissions from landfills and food waste, and submit a proposal for adoption of state goals for carbon sequestration and storage by Oregon’s forest, wetlands and agricultural lands. These agencies and commissions are currently engaged in various stages of their rulemaking processes and are currently expected to complete those processes in the next 12 to 24 months. NW Natural is actively engaged with Oregon state regulatory entities and holds a seat on the Oregon Department of Environmental Quality rules advisory committee, which is considering the cap and reduce rules.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2018 IRP for both Oregon and Washington in August 2018, and received both a letter of compliance from the WUTC and acknowledgment by the OPUC in February 2019. The 2018 IRP included analysis of different scenarios, examining several potential future states and the corresponding least cost, least risk resource acquisition strategies. In addition to these strategies, the 2018 IRP published an emissions forecast for each of these potential futures. NW Natural expects to file an update to the 2018 IRP in March 2021.

The development of an IRP filing is an extensive and complex process that engages multiple stakeholders in an effort to build a robust and commonly understood analysis. The final product is intended to provide a long-term outlook of the supply-side and demand-side resource requirements for reliable and low cost natural gas service. The IRP examines and analyses uncertainties in the planning process, including potential changes in governmental and regulatory policies. As a result of the EO issued by the governor of Oregon, new regulations and requirements are currently being developed in the state of Oregon, which have the potential to impact long-term resource decisions. In order to reflect the outcomes of the EO proceedings, the time to file NW Natural's next full IRP was extended to July 2022.

Business Segment - Natural Gas Distribution (NGD)
NGD margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns. In Oregon, NW Natural has a conservation tariff (also called the decoupling mechanism), which adjusts margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. NW Natural also has a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in margin resulting from above- or below-average temperatures during the winter heating season. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2020, approximately 8% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. The decoupling and WARM mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and natural gas distribution earnings. See "Regulatory Matters—Rate Mechanisms" above.

The NGD business is primarily seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience seasonality in their usage but to a lesser extent. Seasonality affects the comparability of the results of operations of the NGD business across quarters but not across years.

NGD segment highlights include:

Dollars and therms in millions, except EPS data	2020	2019	2018
NGD net income	$63.6	$60.8	$57.5
EPS - NGD segment	$2.08	$2.04	$1.99
Gas sold and delivered (in therms)	1,143	1,215	1,128
NGD margin(1)	$438.1	$422.7	$383.7
(1) See Natural Gas Distribution Margin Table below for additional detail.

2020 COMPARED TO 2019. NGD net income was $63.6 million in 2020 compared to $60.8 million in 2019. The primary factors contributing to the increase in NGD net income were as follows:
•a $15.4 million increase in NGD margin primarily due to:
▪a $17.7 million increase due to new customer rates from the 2020 Oregon and 2019 Washington rate cases;
▪a $7.6 million increase from revenue generated from NW Natural's North Mist storage contract which commenced service in May 2019 and is included within other regulated services within NGD margin; and
▪a $3.9 million increase from customer growth; partially offset by
▪a $7.1 million decrease due to revenue recognized in 2019 as part of the settlement and recovery of NW Natural's pension balancing account, which was entirely offset by pension expenses within operations and maintenance expense and other income (expense), net, and which did not recur in 2020;
▪a $4.0 million decrease primarily due to lower overrun and entitlement fees;
▪a $2.7 million decrease driven by warmer than average weather in 2020 compared average weather in 2019; and
▪a $1.3 million decrease related to the temporary suspension of late fees during the COVID-19 pandemic.

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

The increases in net income above are partially offset by the following:
•an $8.2 million increase in operations and maintenance expense related to higher compensation costs, contractor expenses, and moving and lease costs for a new headquarters and operations center;
•a $13.8 million increase in depreciation and general tax expenses due to NGD plant additions, including the North Mist gas storage facility;
•a $7.3 million decrease in other income (expense), net primarily related to interest income recognized in 2019 associated with the 2019 recoveries of the pension balancing account and ongoing regulatory amortization of the remaining pension balancing account deferral, which began in April 2019; and
•a $6.9 million higher income tax reflecting a non-recurring tax benefit associated with the March 2019 Oregon order, partially offset by the ongoing amortization of TCJA benefits.

Total natural gas sold and delivered in 2020 decreased 6% over 2019 primarily due to the impact of weather that was 12% warmer than average in 2020 compared to weather that was average in 2019.

2019 COMPARED TO 2018. NGD net income was $60.8 million in 2019 compared to $57.5 million in 2018. The primary factors contributing to the increase in NGD net income were as follows:
•a $39.0 million increase in NGD margin primarily due to:
▪a $16.2 million increase due to new customer rates from the 2018 Oregon rate case and 2019 Washington rate case;
▪a $6.1 million increase from customer growth;
▪an $11.8 million increase from revenue generated from NW Natural's North Mist storage contract which commenced service in May 2019 and is included within other regulated services within NGD margin;
▪a $7.1 million increase due to revenues recognized in association with recoveries of NW Natural's pension balancing account, which are entirely offset by pension expenses within operations and maintenance and other income (expense), net; and
▪a $3.7 million increase driven by colder than average weather in the first quarter of 2019 coupled with higher fee revenues from interruptible customers as a result of system restrictions; partially offset by
▪a $3.2 million decrease due to an adjustment to the tax reform deferral estimate in 2018; and
▪a $1.5 million decrease due to a regulatory disallowance of deferred environmental expenditures as a result of the 2019 Washington rate case.
•a $9.4 million decrease in income tax expense primarily due to the income tax implications of the March 2019 OPUC order, of which $5.4 million was offset by pension expenses as discussed above, with the remainder driven by the return of deferred TCJA benefit credits to customers and lower pretax income in 2019 compared to 2018; and
•a $5.8 million increase in deferred regulatory interest income in other income (expense), net, of which $5.1 million relates to interest recognized in association with the OPUC order discussed above.

The increases were partially offset by:
•a $34.4 million increase in pension costs within operations and maintenance expense and other income (expense), net, of which $12.5 million relates to costs which were entirely offset by revenues and income tax benefits in the March 2019 OPUC order, and $10.5 million relates to the regulatory pension disallowance included in the March 2019 OPUC order. In addition, there was a $11.4 million increase in pension expenses as NW Natural began collecting ongoing pension costs through customer rates on November 1, 2018 and began collecting deferred pension costs through customer rates on April 1, 2019 rather than deferring a portion to the balancing account;
•a $5.7 million increase in depreciation expense due to NGD plant additions;
•a $4.6 million increase in interest expense driven by $2.3 million higher interest on long term debt, $1.2 million lower AFUDC debt interest income, and $0.9 million higher commercial paper and line of credit interest;
•a $3.3 million decrease in AFUDC equity interest; and
•a $2.9 million increase in NGD segment operations and maintenance expenses primarily attributable to annual employee cost increases.

Total natural gas sold and delivered in 2019 increased 8% over 2018 primarily due to the impact of weather that was average in 2019 compared to weather that was 15% warmer than average in 2018.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

				Favorable (Unfavorable)
In thousands, except degree day and customer data	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
NGD volumes (therms):
Residential and commercial sales	677,271	734,347	661,163	(57,076)	73,184
Industrial sales and transportation	465,626	480,807	467,040	(15,181)	13,767
Total NGD volumes sold and delivered	1,142,897	1,215,154	1,128,203	(72,257)	86,951
Operating revenues:
Residential and commercial sales	$661,346	$638,884	$621,782	$22,462	$17,102
Industrial sales and transportation	58,678	56,553	58,713	2,125	(2,160)
Other distribution revenues	1,926	13,035	(109)	(11,109)	13,144
Other regulated services	19,122	12,056	262	7,066	11,794
Total operating revenues	741,072	720,528	680,648	20,544	39,880
Less: Cost of gas	262,980	255,135	255,743	(7,845)	608
Less: Environmental remediation expense	9,691	12,337	11,127	2,646	(1,210)
Less: Revenue taxes	30,291	30,325	30,082	34	(243)
NGD margin	$438,110	$422,731	$383,696	$15,379	$39,035
Margin(1)
Residential and commercial sales	$385,989	$366,974	$352,710	$19,015	$14,264
Industrial sales and transportation	30,800	31,985	30,817	(1,185)	1,168
Miscellaneous revenues	1,709	4,671	5,542	(2,962)	(871)
Gain (loss) from gas cost incentive sharing	267	(1,299)	(27)	1,566	(1,272)
Other margin adjustments(2)	229	8,350	(5,608)	(8,121)	13,958
Distribution margin	$418,994	$410,681	$383,434	$8,313	$27,247
Other regulated services	19,116	12,050	262	7,066	11,788
NGD margin	$438,110	$422,731	$383,696	$15,379	$39,035
Degree days(3)
Average(4)	2,706	2,710	2,714	(4)	(4)
Actual	2,384	2,709	2,313	(12)%	17%
Percent warmer than average weather	(12)%	—%	(15)%
NGD Meters - end of period:
Residential meters	704,675	692,012	680,134	12,663	11,878
Commercial meters	68,812	69,858	69,259	(1,046)	599
Industrial meters	989	1,007	1,028	(18)	(21)
Total number of meters	774,476	762,877	750,421	11,599	12,456
NGD Meter growth:
Residential meters	1.8%	1.7%
Commercial meters	(1.5)%	0.9%
Industrial meters	(1.8)%	(2.0)%
Total meter growth	1.5%	1.7%
(1)    Amounts reported as margin for each category of meters are operating revenues, which are net of revenue taxes, less cost of gas and environmental remediation expense.
(2)    Other margin adjustments include net revenue recoveries of $6.2 million and revenue deferrals of $7.9 million for the years ended December 31, 2019 and 2018, respectively, associated with the decline of the U.S. federal corporate income tax rate.
(3)    Heating degree days are units of measure reflecting temperature-sensitive consumption of natural gas, calculated by subtracting the average of a day's high and low temperatures from 59 degrees Fahrenheit.
(4)    Average weather represents the 25-year average of heating degree days. Beginning November 1, 2020, average weather is calculated over the period June 1, 1994 through May 31, 2019, as determined in NW Natural’s 2020 Oregon general rate case. From November 1, 2018 through October 31, 2020, average weather was calculated over the period May 31, 1992 through May 30, 2017, as determined in NW Natural's 2018 Oregon general rate case. Prior to November 1, 2018, average weather was calculated over the period 1986 - 2010, as determined in NW Natural's 2012 Oregon general rate case.

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

NGD residential and commercial sales highlights include:

In millions	2020	2019	2018
Volumes (therms):
Residential sales	435.2	457.2	411.7
Commercial sales	242.1	277.1	249.5
Total volumes	677.3	734.3	661.2
Operating revenues:
Residential sales	$460.3	$437.7	$418.4
Commercial sales	201.0	201.2	203.3
Total operating revenues	$661.3	$638.9	$621.7
Margin:
Residential:
Sales	$274.9	$272.3	$240.0
Alternative revenues:
Weather normalization	9.0	(1.8)	7.6
Decoupling	(6.1)	(6.6)	(0.6)
Amortization of alternative revenue	3.3	2.0	1.9
Total residential NGD margin	281.1	265.9	248.9
Commercial:
Sales	100.2	115.8	103.7
Alternative revenues:
Weather normalization	2.7	(0.7)	2.4
Decoupling	1.1	(5.2)	7.3
Amortization of alternative revenue	0.9	(8.8)	(9.6)
Total commercial NGD margin	104.9	101.1	103.8
Total residential and commercial NGD margin	$386.0	$367.0	$352.7

2020 COMPARED TO 2019. The increases of $22.4 million in operating revenue and $19.0 million in total residential and commercial NGD margin were primarily the result of new customer rates resulting from the Oregon and Washington rate cases and customer growth. Sales volume decreased 57.0 million therms, or 8%, primarily due to warmer than average weather in 2020 compared to average weather in 2019 and lower usage from commercial customers related to the pandemic, partially offset by residential customer growth.

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

NGD industrial sales and transportation highlights include:

In millions	2020	2019	2018
Volumes (therms):
Industrial - firm sales	34.3	36.6	35.3
Industrial - firm transportation	162.3	175.7	162.7
Industrial - interruptible sales	48.6	47.4	50.6
Industrial - interruptible transportation	220.4	221.1	218.4
Total volumes	465.6	480.8	467.0
Margin:
Industrial - sales and transportation	$30.8	$32.0	$30.8

2020 COMPARED TO 2019. NGD volumes decreased by 15.2 million therms, or 3%, and margin decreased by $1.2 million primarily due to lower usage from a small number of industrial customers.

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

Margin from NGD miscellaneous revenues highlights include:

In millions	2020	2019	2018
Other revenues	$1.7	$4.7	$5.5

2020 COMPARED TO 2019. Margin from miscellaneous revenues decreased due to lower entitlement and curtailment revenues in 2020 as 2019 included higher fee revenue related to a rupture in a critical natural gas pipeline in western Canada in 2018 that disrupted gas supply to the Pacific Northwest. In addition, margin from miscellaneous revenues was negatively impacted by the moratorium on charging late or reconnection fees during the pandemic in 2020.

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

Other regulated services revenue highlights include:

In millions	2020	2019	2018
North Mist storage services	$19.5	$11.8	$—
Other services	(0.4)	0.3	0.3
Total other regulated services	$19.1	$12.1	$0.3

2020 COMPARED TO 2019. Other regulated services margin increased $7.0 million due to the commencement of storage services at the North Mist expansion facility in May 2019. See Note 7 for more information regarding North Mist expansion lease accounting.

2019 COMPARED TO 2018. Other regulated services margin increased $11.8 million due to the commencement of storage services at the North Mist expansion facility in May 2019.

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

Cost of gas highlights include:

In millions except where indicated	2020	2019	2018
Cost of gas	$263.0	$255.1	$255.7
Volumes sold (therms)	760	818	747
Average cost of gas (cents per therm)	$0.35	$0.31	$0.34
Gain (loss) from gas cost incentive sharing	$0.3	$(1.3)	$—

2020 COMPARED TO 2019. Cost of gas increased by $7.9 million, or 3%, primarily due to a 13% increase in average cost of gas consistent with higher gas costs in the PGA; partially offset by a 7% decrease in volumes sold driven primarily by 12% warmer than average weather during 2020 as compared to average weather in 2019.

2019 COMPARED TO 2018. Cost of gas was flat compared to 2018, primarily due to the 10% increase in volumes sold driven by average weather in 2019 compared to warmer than average weather in 2018 and customer growth, primarily offset by a three cent decrease in the average cost of gas.

The effect on net income from NW Natural's Oregon gas cost incentive sharing mechanism resulted in a margin gain of $0.3 million in 2020 compared to margin loss of $1.3 million in 2019 and a slight margin loss in 2018. In 2020, actual prices were lower than the estimated prices included in customer rates during the period. In 2019, actual gas prices were higher than those included in rates during the period. In 2018, actual prices closely aligned with estimated prices included in customer rates. For a discussion of the gas cost incentive sharing mechanism, see "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above.

Other
Other activities aggregated and reported as other at NW Holdings include NWN Energy's equity investment in Trail West Holdings, LLC (TWH); NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); and NWN Water, which owns and continues to pursue investments in the water sector. Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries.

On August 6, 2020, NWN Energy completed the sale to an unrelated third party of its interest in TWH. See Note 14 for further details.

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

Through October 2018, when the capacity used was included in NGD rates, NW Natural retained 33% of pre-tax income with the remaining 67% credited to a deferred regulatory account for credit to NGD customers. In conjunction with the Oregon rate case, effective November 2018, NW Natural retains 10% of pre-tax income from such storage and asset management services and 90% is credited to NGD business customers.

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

In millions, except EPS data	2020	2019	2018
NW Natural other - net income	$7.0	$8.1	$10.6
Other NW Holdings activity	(0.3)	(3.6)	(0.8)
NW Holdings other - net income	$6.7	$4.5	$9.8
EPS - NW Holdings - other	$0.22	$0.15	$0.34

The significant drivers of changes in other net income discussed below apply to both NW Holdings and NW Natural.

2020 COMPARED TO 2019. Other net income increased $2.2 million and decreased $1.1 million at NW Holdings and NW Natural, respectively. The decrease at NW Natural was primarily due to lower earnings from non-NGD gas storage operations at Mist as a result of less favorable market conditions. The increase at NW Holdings was driven by higher earnings from water and wastewater utilities and lower expenses at the holding company, partially offset by the decline in other for NW Natural.

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

Consolidated Operations

Operations and Maintenance
Operations and maintenance highlights include:

In millions	2020	2019	2018
NW Natural	$168.9	$169.1	$155.2
Other NW Holdings operations and maintenance	11.2	9.1	1.5
NW Holdings	$180.1	$178.2	$156.7

2020 COMPARED TO 2019. Operations and maintenance expense decreased $0.2 million for NW Natural primarily due to the following:
•a $7.4 million decrease reflecting pension expense (service cost component) recognized as part of the recovery of NW Natural's pension balancing account settlement in the Oregon rate case, which did not recur in 2020 as discussed below; and
•a $0.6 million decrease in workers compensation expense as a result of fewer claims in 2020; partially offset by
•a $4.5 million increase in contractor and professional service expenses, and moving costs, as we moved to a new headquarters and operations center;
•a $1.6 million increase related to higher compensation costs attributable to annual employee cost increases; and
•a $1.4 million increase due to higher lease expense for the new headquarters and operations center.

Operations and maintenance expense in 2020 excludes approximately $2.9 million of COVID-19 related expenses that were deferred to a regulatory asset. In addition, to mitigate the effects of the financial implications of COVID-19, management implemented temporary cost savings initiatives, which resulted in approximately $3.5 million of operations and maintenance expense savings.

Operations and maintenance expense increased $1.9 million for NW Holdings primarily due to the following:
•a $2.2 million increase in other NW Holdings operations and maintenance expense primarily due to operating expenses at our water and wastewater utilities that have been acquired since 2019; partially offset by
•a $0.2 million decrease in operations and maintenance expense at NW Natural as discussed above.

2019 COMPARED TO 2018. Operations and maintenance expense increased $21.5 million and $13.9 million for NW Holdings and NW Natural, respectively, primarily due to the following factors:
•a $12.5 million increase in pension expenses, consisting of:
•a $4.6 million increase from recovery of amounts in NW Natural's pension balancing account upon receipt of an OPUC accounting order in March 2019, which was offset within NGD margin and income tax benefits;
•a $4.0 million increase from higher pension costs as NW Natural began collecting ongoing pension costs through customer rates on November 1, 2018 and began collecting deferred pension costs through customer rates on April 1, 2019 rather than deferring a portion to the balancing account; and
•a $3.9 million increase from a regulatory pension disallowance as a result of the March 2019 OPUC order in the Oregon general rate case.

The remaining change was primarily attributable to annual employee cost increases.

The $7.6 million increase in other NW Holdings operations and maintenance expense was primarily due to expenses associated with developing the water business in 2019.

Depreciation and Amortization
Depreciation and amortization highlights include:

In millions	2020	2019	2018
NW Natural	$101.6	$90.4	$85.0
Other NW Holdings depreciation and amortization	2.1	1.1	0.2
NW Holdings	$103.7	$91.5	$85.2

2020 COMPARED TO 2019. Depreciation and amortization expense increased $11.2 million for NW Natural, primarily due to NGD plant additions and the North Mist gas storage facility that began operations and depreciating in May 2019.

Depreciation and amortization expense increased $12.2 million for NW Holdings, primarily due to a $1.0 million increase in other NW Holdings depreciation and amortization related to water and wastewater acquisitions and an $11.2 million increase at NW Natural as discussed above.

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

Other Income (Expense), Net
Other income (expense), net highlights include:

In millions	2020	2019	2018
NW Natural total other income (expense), net	$(15.1)	$(23.0)	$(3.6)
Other NW Holdings activity	1.2	0.2	—
NW Holdings total other income (expense), net	$(13.9)	$(22.8)	$(3.6)

2020 COMPARED TO 2019. Other income (expense), net, increased $7.9 million at NW Natural primarily due to higher 2019 pension expenses (non-service cost component) recognized as part of the settlement and recovery of NW Natural's pension balancing account, which did not recur in 2020. Other income (expense), net, increased $8.9 million at NW Holdings due to an increase of $1.0 million in other NW Holdings activity and a $7.9 million increase at NW Natural as discussed above.

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

Pension Balancing Account
From 2011 through October 31, 2018, NW Natural had OPUC approval to defer certain pension costs in excess of what was recovered in customer rates. This pension cost deferral was recorded to a regulatory balancing account, which stabilized the amount of pension expense recognized each year in the consolidated statements of comprehensive income (loss). Total pension cost deferrals, excluding interest, were $10.3 million and $6.5 million for the years ended December 31, 2018 and 2017, of which $7.9 million and $4.1 million was recognized in other income (expense), net, respectively. In October 2018, the OPUC issued an order freezing the pension balancing account and directing that future pension expense would be recovered through rates with an increase of $8.1 million to revenue requirement.

In March 2019, the OPUC issued another order allowing for the application of certain deferred revenues and tax benefits from the TCJA to reduce NW Natural's pension regulatory balancing account. A corresponding total of $12.5 million in pension expenses were recognized, of which $7.9 million was recognized in other income (expense), net in the consolidated statements of comprehensive income in the first quarter of 2019, with offsetting benefits recorded within operating revenues and income taxes. The order also directed NW Natural to reduce the balancing account by an additional, disallowed, $10.5 million, of which $6.6 million was charged to other income (expense), net in the consolidated statements of comprehensive income. Amortization of the remaining amount of the balancing account began in the second quarter of 2019 in accordance with the order. Total amortization of the balancing account for the year ended December 31, 2019, inclusive of the $12.5 million recovery mentioned above, was $16.8 million, of which $10.7 million was recorded to other income (expense), net. See Note 10 and "Regulatory Matters— Pension Cost Deferral and Pension Balancing Account" for more information regarding the pension balancing account.

Interest Expense, Net
Interest expense, net highlights include:

In millions	2020	2019	2018
NW Natural	$40.9	$41.3	$37.0
Other NW Holdings interest expense	2.2	1.4	0.1
NW Holdings	$43.1	$42.7	$37.1

2020 COMPARED TO 2019. Interest expense, net, decreased $0.4 million at NW Natural primarily due to $1.7 million of lower interest on commercial paper borrowings, partially offset by $0.6 million of higher interest on long-term debt balances. NW Natural deferred to a regulatory asset approximately $1.9 million of interest on financings undertaken in March 2020 as a precautionary measure to strengthen our liquidity position as the pandemic unfolded.

Interest expense, net, increased $0.4 million at NW Holdings primarily due to $0.8 million higher interest on outstanding credit agreement balances, partially offset by a $0.4 million decrease at NW Natural as discussed above.

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

Income Tax Expense
NW Holdings income tax expense highlights include:

In millions	2020	2019	2018
Income tax expense	$21.1	$12.6	$24.2
Effective tax rate	23.1%	16.2%	26.4%

NW Natural income tax expense highlights include:

In millions	2020	2019	2018
Income tax expense	$21.1	$14.1	$24.5
Effective tax rate	23.0%	16.9%	26.4%

2020 COMPARED TO 2019. The effective tax rate increased by 6.9% and 6.1% at NW Holdings and NW Natural, respectively. The increase in the effective tax rate is primarily due to the 2019 tax implications of the March 2019 OPUC order, including the return of deferred TCJA benefits to customers and the regulatory pension disallowance.

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

Discontinued Operations
On June 20, 2018, NWN Gas Storage, a wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement (the Agreement) that provided for the sale by NWN Gas Storage of all of its membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility.

On December 4, 2020, NWN Gas Storage closed the sale of all the memberships interests in Gill Ranch and received payment of the initial cash purchase price of $13.5 million less the $1.0 million deposit previously paid. Furthermore, additional payments to NWN Gas Storage may be made subject to a maximum amount of $15.0 million in the aggregate (subject to a working capital adjustment) based on the economic performance of Gill Ranch each full gas storage year (April 1 of one year through March 31 of the following year) occurring after the closing and the remaining portion of the 2020-2021 gas storage year and will continue until such time as the maximum amount has been paid. The fair value of this arrangement at the closing date was zero based on a discounted cash flow forecast. Subsequent changes in the fair value will be recorded in earnings. The completion of the sale resulted in an after-tax gain of $5.9 million.

The results of Gill Ranch Storage have been determined to be discontinued operations until the date of sale and are presented separately, net of tax, from the results of continuing operations of NW Holdings for all periods presented. See Note 19 for more information on the Agreement and the results of our discontinued operations.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	December 31,
	2020	2019
Common equity	48.2%	49.6%
Long-term debt (including current maturities)	51.8	50.4
Total	100.0%	100.0%

NW Natural's consolidated long-term capital structure, excluding short-term debt, was as follows:

	December 31,
	2020	2019
Common equity	47.7%	49.3%
Long-term debt (including current maturities)	52.3	50.7
Total	100.0%	100.0%

Including short-term debt balances, as of December 31, 2020 and 2019, NW Holdings' consolidated capital structure included common equity of 41.4% and 45.7%, long-term debt of 40.0% and 42.5%, and short-term debt including current maturities of long-term debt of 18.6% and 11.8%, respectively. As of December 31, 2020 and 2019, NW Natural's consolidated capital structure included common equity of 42.1% and 45.9%, long-term debt of 43.2% and 42.9%, and short-term debt including current maturities of long-term debt of 14.7% and 11.2%, respectively.

During 2020, changes to NW Natural's capital structures were primarily due to increases in short-term debt and the issuance of long-term debt. Changes to NW Holdings' capital structure were primarily due to increases in short-term debt at NW Natural. See further discussion below in "Cash Flows — Financing Activities".

Liquidity and Capital Resources
At December 31, 2020 and December 31, 2019, NW Holdings had approximately $30.2 million and $9.6 million, and NW Natural had approximately $10.5 million and $5.9 million, of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive.

For example, as the COVID-19 pandemic developed, in early to mid-March, markets displayed significant volatility. In response to that volatility and possible implications for the availability of access to the capital markets, NW Natural and NW Holdings undertook a number of measures to increase cash on hand to ensure ample liquidity. On March 20, 2020, NW Natural borrowed $122.0 million under its multi-year credit facility, which was not backing commercial paper. As of December 31, 2020, the credit facility was paid back in full. Similarly, on March 20, 2020, NW Holdings borrowed $35.0 million under its multi-year credit facility, of which $27.0 million had been paid back as of December 31, 2020. On March 23, 2020, NW Natural entered into a $150.0 million, 364-day term loan credit agreement, and borrowed the full amount on closing. The term loan was paid back in full and terminated in 2020. On March 31, 2020, NW Natural issued and sold $150.0 million aggregate principal amount of 3.60% first mortgage bonds (FMBs). These actions were taken as a precaution to support sufficient cash on hand under a variety of financial sector circumstances that could develop. Currently, NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

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

At December 31, 2020 and 2019, NW Natural satisfied the ring-fencing provisions described above.

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

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at December 31, 2020. However, if the credit risk-

related contingent features underlying these contracts were triggered on December 31, 2020, assuming long-term debt ratings dropped to non-investment grade levels, NW Natural could have been required to post $0.1 million in collateral with our counterparties. See "Credit Ratings" below and Note 16.

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

Contractual Obligations
The following table shows contractual obligations from continuing operations at December 31, 2020 by maturity and type of obligation:

	Payments Due in Years Ending December 31,
In millions	2021	2022	2023	2024	2025	Thereafter	Total
NW Natural
Short-term debt maturities	$231.5	$—	$—	$—	$—	$—	$231.5
Long-term debt maturities	60.0	—	90.0	—	30.0	744.7	924.7
Interest on long-term debt	40.3	38.6	37.7	34.6	34.0	446.0	631.2
Postretirement benefit payments(1)	26.8	27.5	28.4	29.1	29.7	161.9	303.4
Operating leases	6.8	6.8	7.0	7.1	7.2	123.8	158.7
Gas purchases(2)	83.5	—	—	—	—	—	83.5
Gas pipeline capacity commitments	85.6	87.8	82.1	77.1	74.4	516.3	923.3
Other purchase commitments(3)	0.8	5.3	4.7	5.9	5.0	13.3	35.0
Other long-term liabilities(4)	18.2	—	—	—	—	—	18.2
NW Natural Total	553.5	166.0	249.9	153.8	180.3	2,006.0	3,309.5
Other (NW Holdings)
Short-term debt maturities	73.0	—	—	—	—	—	73.0
Short- and long-term obligations(5)	35.9	0.4	0.4	0.4	0.3	2.0	39.4
NW Holdings Total	$662.4	$166.4	$250.3	$154.2	$180.6	$2,008.0	$3,421.9
(1)Postretirement benefit payments primarily consists of two NW Natural items: (1) estimated pension and other postretirement plan payments, which are funded by plan assets and future cash contributions, and (2) required payments to the Western States multiemployer pension plan due to NW Natural's withdrawal from the plan in December 2013. See Note 10.
(2)Gas purchases include contracts which use price formulas tied to monthly index prices. The commitment amounts presented incorporate the December 2020 first of month index price for each supply basin from which gas is purchased. For a summary of gas purchase and gas pipeline capacity commitments, see Note 17.
(3)Other purchase commitments primarily consist of remaining balances under existing purchase orders and gas storage agreements.

(4)Other long-term liabilities includes accrued deferred compensation plan liabilities for executives and directors. The timing of these payments are uncertain; however, these payments are unlikely to all occur in the next 12 months.
(5)Short- and long-term obligations include short- and long-term debt obligations and other immaterial liabilities.

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

At December 31, 2020, 606 of NW Natural's natural gas distribution employees were members of the Office and Professional Employees International Union (OPEIU) Local No. 11. In November 2019, union employees ratified a new collective bargaining agreement that took effect on December 1, 2019, expires on May 31, 2024, and is effective thereafter from year to year unless either party serves notice of its intent to negotiate modifications to the collective bargaining agreement.

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

At December 31, 2020 and 2019, NW Holdings had short-term debt outstanding of $304.5 million and $149.1 million, respectively. The weighted average interest rate of NW Holdings' short-term debt outstanding at December 31, 2020 and 2019 was 0.5% and 2.0%, respectively. NW Natural had short-term debt outstanding of $231.5 million and $125.1 million, respectively. The weighted average interest rate of NW Natural's short-term debt outstanding at December 31, 2020 and 2019 was 0.4% and 2.0%, respectively.

Credit Agreements

NW Holdings
NW Holdings has a $100 million credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $150 million. The maturity date of the agreement is October 2, 2023, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2020 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$100
Total	$100

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2020 and 2019, with consolidated indebtedness to total capitalization ratios of 58.6% and 54.3%, respectively.

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

Interest charges on the credit agreement are indexed to the London Interbank Offered Rate (LIBOR). The agreement contains a provision to transition to an equivalent replacement rate upon the phase-out of LIBOR in 2022.

NW Holdings had no letters of credit issued and outstanding at December 31, 2020 and 2019. NW Holdings had a $1.0 million letter of credit issued and outstanding, separate from the aforementioned credit agreement, at December 31, 2019 for purposes of facilitating the Suncadia acquisition, which was extinguished after the close of the transaction in February 2020.

NW Natural
NW Natural has a multi-year credit agreement for unsecured revolving loans totaling $300 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $450 million. The maturity date of the agreement is October 2, 2023 with an available extension of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2020 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$300
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at December 31, 2020 or 2019. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2020 and 2019, with consolidated indebtedness to total capitalization ratios of 57.9% and 54.1%, respectively.

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

Interest charges on the credit agreement are indexed to LIBOR. The agreement contains a provision to transition to an equivalent replacement rate upon the phase-out of LIBOR.

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

Long-Term Debt
The following NW Natural debentures were retired in the periods indicated:

	Year Ended December 31,
In millions	2020	2019	2018
NW Natural First Mortgage Bonds
Series 6.60% due 2018	$—	$—	$22
Series 1.55% due 2018	—	—	75
Series 8.31% due 2019	—	10	—
Series 7.63% due 2019	—	20	—
Series 5.37% due 2020	75	—	—
Total	$75	$30	$97

In June 2019, NWN Water, a wholly-owned subsidiary of NW Holdings, entered into a two-year term loan agreement for $35.0 million. The loan carried an interest rate of 0.70% at December 31, 2020, which is based upon the one-month LIBOR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2020, with a consolidated indebtedness to total capitalization ratio of 58.6%.

In March 2020, NW Natural issued $150.0 million of FMBs with an interest rate of 3.60%, due in 2050. In February 2020, NW Natural retired $75.0 million of FMBs with an interest rate of 5.37%.

$10.0 million of FMBs with an interest rate of 9.05% and $50.0 million of FMBs with an interest rate of 3.18% will mature in August and September 2021, respectively.

See "Financial Condition—Contractual Obligations" above for long-term debt maturing over the next five years.

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of December 31, 2020 and 2019. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows

Operating Activities
Changes in our operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	NW Holdings
In millions	2020	2019	2018
Cash provided by operating activities	$143.0	$185.3	$168.8

	NW Natural
In millions	2020	2019	2018
Cash provided by operating activities	$146.2	$186.2	$173.5

The significant drivers of changes in cash provided by operating activities discussed below apply to both NW Holdings and NW Natural.

2020 COMPARED TO 2019. The significant factors contributing to the $42.3 million and $40.0 million decreases in NW Holdings and NW Natural cash flow provided by operating activities, respectively, were as follows:
•a decrease of $25.8 million at NW Natural from increased receivables;
•a decrease of $18.0 million due to higher contributions paid to qualified defined benefit pension plans;
•a decrease of $15.8 million from decreased cash collections from our decoupling mechanism; and
•a decrease of $11.6 million due to higher environmental expenditures; partially offset by
•a decrease of $41.1 million in net deferred gas costs as the actual costs during the 2019-20 winter season were in line with estimates embedded in the PGA as opposed to gas costs in the 2018-2019 winter season that were 14% above PGA estimates.

2019 COMPARED TO 2018. The significant factors contributing to the $16.5 million and $12.7 million increases in NW Holdings and NW Natural cash flow provided by operating activities, respectively, were as follows:
•an increase of $27.5 million at NW Holdings and $24.9 million at NW Natural due to net income tax refunds in 2019 compared to payments in 2018. The refunds were primarily due to bonus depreciation taken on NW Natural's North Mist gas storage expansion which was placed into service in May 2019, as well as $6.0 million in income taxes paid in 2018 and refunded to NW Natural in 2019;
•an increase of $10.6 million from collections of both current and deferred pension expenses as a result of NW Natural's Oregon rate case; and
•an increase of $4.6 million due to lower contributions paid to qualified defined benefit pension plans; partially offset by
•a net decrease of $28.5 million at NW Natural from changes in receivables, inventories, and accounts payable, primarily reflecting increased gas purchase expenditures from average weather in 2019 compared to warmer-than average weather in 2018 as well as higher gas costs than those included in customer rates.

During the year ended December 31, 2020, NW Natural contributed $29.0 million to its qualified defined benefit pension plan, compared to $11.0 million for 2019 and $15.5 million in 2018. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans’ assets. See Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to our operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see “Financial Condition—Contractual Obligations” above and Note 17.

Investing Activities
Investing activity highlights include:

	NW Holdings
In millions	2020	2019	2018
Cash used in investing activities	$(294.3)	$(303.8)	$(217.5)
Capital expenditures	(273.0)	(223.5)	(214.6)

	NW Natural
In millions	2020	2019	2018
Cash used in investing activities	$(264.1)	$(243.1)	$(238.5)
Capital expenditures	(266.0)	(221.4)	(214.3)

2020 COMPARED TO 2019. Cash used in investing activities decreased $9.5 million at NW Holdings and increased $21.0 million and NW Natural, respectively.

The decrease in cash used at NW Holdings was driven by $12.5 million of proceeds from the sale of Gill Ranch and $7.0 million from the sale of Trail West. The increase in cash used at NW Natural was due to continued capital expenditures for customer growth, system reinforcement, and technology, partially offset by lower leasehold improvement expenditures at the new corporate operations center and $8.1 million of proceeds from the sale of assets.

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

NW Natural capital expenditures for 2021 are expected to be in the range of $280 million to $320 million and for the five-year period from 2021 to 2025 are expected to range from $1.0 billion to $1.2 billion. NW Natural Water is expected to invest approximately $15 million in 2021 related to maintenance capital expenditures for water and wastewater utilities currently owned or under a purchase and sale agreement, and for the five-year period from 2021 to 2025 capital expenditures are expected to invest approximately $40 million to $50 million.

The timing and amount of the core capital expenditures and projects for 2021 and the next five years could change based on regulation, growth, and cost estimates. Additional investments in our infrastructure during and after 2021 that are not incorporated in the estimates provided above will depend largely on additional regulations, growth, and expansion opportunities. Required funds for the investments are expected to be internally generated or financed with long-term debt or equity, as appropriate.

Financing Activities
Financing activity highlights include:

	NW Holdings
In millions	2020	2019	2018
Cash provided by financing activities	$171.8	$115.5	$57.8
Proceeds from issuances of CP, maturities greater than 90 days	195.0	—	—
Change in short-term debt, net	(39.6)	(68.5)	163.3
Change in long-term debt	75.0	145.0	(47.0)
Proceeds from common stock issued	—	93.0	—
Cash dividend payments on common stock	(55.4)	(53.3)	(51.3)

	NW Natural
In millions	2020	2019	2018
Cash provided by financing activities	$122.4	$54.9	$69.8
Proceeds from issuances of CP, maturities greater than 90 days	195.0	—	—
Change in short-term debt, net	(88.6)	(92.4)	163.3
Change in long-term debt	75.0	110.0	(47.0)
Cash dividend payments on common stock	(55.4)	(53.4)	(38.4)

2020 COMPARED TO 2019. Cash provided by financing activities increased $56.3 million and $67.5 million at NW Holdings and NW Natural, respectively.

The increase in cash provided by financing activities at NW Natural was primarily driven by $198.8 million of higher borrowings of short-term debt, net, and $2.0 million of higher cash dividends paid. The increases were partially offset by decreases of $35.0 million in long-term borrowing and the $93.2 million in capital contribution from NW Holdings to NW Natural in 2019.

The increase at NW Holdings was primarily due to $223.9 million higher in short-term borrowing, partially offset by decreases of $93.0 million in common stock issuance proceeds and $70.0 million lower repayments of long-term debt.

2019 COMPARED TO 2018. Cash provided by financing activities increased $57.7 million and decreased $14.9 million at NW Holdings and NW Natural, respectively.

The decrease in cash provided by financing activities at NW Natural was primarily driven by $255.7 million in higher repayments of short-term debt compared to 2018 and $15.0 million higher cash dividends paid. The decrease was partially offset by net issuances of $110.0 million in long-term debt in 2019 compared to net repayments of $47.0 million in 2018, as well as a capital contribution from NW Holdings to NW Natural of $93.0 million.

The increase at NW Holdings was primarily due to proceeds of $93.0 million from the June 2019 issuance of NW Holdings common stock, the issuance of $35.0 million of long-term debt at NW Natural Water, and short-term debt issuances of $24 million at NW Holdings. These increases were partially offset by the debt activity at NW Natural described above.

Pension Cost and Funding Status of Qualified Retirement Plans
NW Natural's pension costs are determined in accordance with accounting standards for compensation and retirement benefits. See “Application of Critical Accounting Policies and Estimates – Pensions and Postretirement Benefits” below. Pension expense for NW Natural's qualified defined benefit plan, which is allocated between operations and maintenance expenses, capital expenditures, and through October 31, 2018, the deferred regulatory balancing account, totaled $18.4 million in 2020, an increase of $1.9 million from 2019. The fair market value of pension assets in this plan increased to $373.9 million at December 31, 2020 from $313.1 million at December 31, 2019. The increase was due to a gain on plan assets of $54.6 million and $29.0 million in employer contributions, partially offset by benefit payments of $22.7 million.

Contributions made to NW Natural's company-sponsored qualified defined benefit pension plan are based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The qualified defined benefit pension plan was underfunded by $151.2 million at December 31, 2020. NW Natural plans to make contributions during 2021 of $20.1 million. See Note 10 for further pension disclosures.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” below. At December 31, 2020, NW Natural's total estimated liability related to environmental sites was $120.5 million. See Note 18 and "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" above.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing financial statements in accordance with U.S. GAAP, management exercises judgment to assess the potential outcomes and related accounting impacts in the selection and application of accounting principles, including making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and related disclosures in the financial statements. Management considers critical accounting policies to be those which are most important to the representation of financial condition and results of operations and which require management’s most difficult and subjective or complex judgments, including accounting estimates that could result in materially different amounts if reported under different conditions or used different assumptions. Our most critical estimates and judgments for both NW Holdings and NW Natural include accounting for:
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

Regulatory Accounting
The NGD segment is regulated by the OPUC and WUTC, which establish the rates designed to recover specific costs of providing regulatory services, and, to a certain extent, set forth special accounting treatment for certain regulatory transactions for which NW Natural records regulatory assets and liabilities. In general, the same accounting principles as non-regulated companies reporting under U.S. GAAP are used. However, authoritative guidance for regulated operations (regulatory accounting) requires different accounting treatment for regulated companies to show the effects of such regulation. For example, NW Natural accounts for the cost of gas using a PGA deferral and cost recovery mechanism, which is submitted for approval annually to the OPUC and WUTC. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above. There are other expenses and revenues that the OPUC or WUTC may require NW Natural to defer for recovery or refund in future periods. Regulatory accounting requires NW Natural to account for these types of deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, NW Natural recognizes the expense or revenue on the income statement at the same time the adjustment to amounts included in rates charged to customers.

The conditions that must be satisfied to adopt the accounting policies and practices of regulatory accounting include:
•an independent regulator sets rates;
•the regulator sets the rates to cover specific costs of delivering service; and
•the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

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

Based on current accounting and regulatory competitive conditions, NW Natural believes it is reasonable to expect continued application of regulatory accounting for NGD activities. Further, it is reasonable to expect the recovery or refund of NW Natural's regulatory assets and liabilities at December 31, 2020 through future customer rates. If it is determined that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances against earnings in the period such determination is made. The net balance in regulatory asset and liability accounts was a net liability of $308.5 million and $285.3 million as of December 31, 2020 and 2019, respectively. See Note 2 for more detail on regulatory balances.

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

	2020
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

Derivative instruments are recorded on the balance sheet at fair value. If certain regulatory conditions are met, then the derivative instrument fair value is recorded together with an offsetting entry to a regulatory asset or liability account pursuant to regulatory accounting, and no unrealized gain or loss is recognized in current income or loss. See "Regulatory Accounting" above for additional information. The gain or loss from the fair value of a derivative instrument subject to regulatory deferral is included in the recovery from, or refund to, NGD business customers in future periods. If a derivative contract is not subject to regulatory deferral, then the accounting treatment for unrealized gains and losses is recorded in accordance with accounting standards for derivatives and hedging which is either in current income or loss or in accumulated other comprehensive income or loss (AOCI or AOCL). Derivative contracts outstanding at December 31, 2020, 2019 and 2018 were measured at fair value using models or other market accepted valuation methodologies derived from observable market data. Estimates of fair value may change significantly from period-to-period depending on market conditions, notional amounts, and prices. These changes may have an impact on results of operations, but the impact would largely be mitigated due to the majority of derivative activities being subject to regulatory deferral treatment. For more information on derivative activity and associated regulatory treatment, see Note 2 and Note 16.

The following table summarizes the amount of gains realized from commodity price transactions for the last three years:

In millions	2020	2019	2018
NGD business net gain on:
Commodity Swaps	$2.3	$17.9	$7.4

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

In 2011, NW Natural received regulatory approval from the OPUC and began deferring a portion of pension expense above or below the amount set in rates to a regulatory balancing account on the balance sheet. As part of general rate case proceedings, on October 26, 2018, the OPUC issued an order to freeze NW Natural's pension balancing account as of October 31, 2018. In March 2019, the OPUC issued an order resolving the remaining open items for NW Natural's 2018 Oregon general rate case regarding recovery of the pension balancing account. At December 31, 2020, the cumulative amount deferred for future pension cost recovery was $50.5 million, including accrued interest. The regulatory balancing account includes the recognition of accrued interest on the account balance at NW Natural's authorized rate of return from 2011 through October 31, 2018, and at 4.3% thereafter. See "Regulatory Matters - Rate Mechanisms - Pension Cost Deferral and Pension Balancing Account" above for more information.

A number of factors, as discussed above, are considered in developing pension and postretirement benefit assumptions. For the December 31, 2020 measurement date, NW Natural reviewed and updated:
•the weighted-average discount rate assumptions for pensions decreased from 3.16% for 2019 to 2.36% for 2020, and our weighted-average discount rate assumptions for other postretirement benefits decreased from 3.11% for 2019 to 2.34% for 2020. The new rate assumptions were determined for each plan based on a matching of benchmark interest rates to the estimated cash flows, which reflect the timing and amount of future benefit payments. Benchmark interest rates are drawn from the FTSE Above Median Curve, which consists of high quality bonds rated AA- or higher by S&P or Aa3 or higher by Moody’s;
•the expected annual rate of future compensation increases for bargaining unit employees, which remained consistent with 2019, of 6.50% in 2020 and 3.50% thereafter. The rate for 2020 reflects a new collective bargaining agreement that took effect December 1, 2019. The expected annual rate of future compensation was 3.50% for non-bargaining employees;
•the expected long-term return on qualified defined benefit plan assets remains unchanged at 7.25%;
•the mortality rate assumptions were updated from Pri-2012 mortality tables using scale MP-2019 to Pri-2012 mortality tables using scale MP-2020, which partially offset increases of the projected benefit obligation; and
•other key assumptions, which were based on actual plan experience and actuarial recommendations.

At December 31, 2020, the net pension liability (benefit obligations less market value of plan assets) for NW Natural's qualified defined benefit plan decreased $13.1 million compared to 2019. The decrease in the net pension liability is primarily due to the

$60.9 million increase in plan assets, partially offset by the $47.8 million increase to the pension benefit obligation. The liability for non-qualified plans increased $2.7 million, and the liability for other postretirement benefits decreased $0.5 million in 2020.

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

NW Natural believes its pension assumptions are appropriate based on plan design and an assessment of market conditions. The following shows the sensitivity of retirement benefit costs and benefit obligations to changes in certain actuarial assumptions:

Dollars in millions	Change in Assumption	Impact on 2020 Retirement Benefit Costs	Impact on Retirement Benefit Obligations at Dec. 31, 2020
Discount rate:	(0.25)%
Qualified defined benefit plans		$1.5	$18.4
Non-qualified plans		—	1.0
Other postretirement benefits		0.1	0.9
Expected long-term return on plan assets:	(0.25)%
Qualified defined benefit plans		0.8	N/A

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

Income Taxes
Valuation Allowances
Deferred tax assets are recognized to the extent that these assets are believed to be more likely than not to be realized. In making such a determination, available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. NW Holdings and NW Natural have determined that all recorded deferred tax assets are more likely than not to be realized as of December 31, 2020. See Note 11.
Uncertain Tax Benefits
The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in the jurisdictions in which we operate. A tax benefit from a material uncertain tax position will only be recognized when it is more likely than not that the position, or some portion thereof, will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits. NW Holdings and NW Natural participate in the Compliance Assurance Process (CAP) with the Internal Revenue Service (IRS). Under the CAP program companies work with the IRS to identify and resolve material tax matters before the federal income tax return is filed each year. No reserves for uncertain tax benefits were recorded during 2020, 2019, or 2018. See Note 11.
Tax Legislation
When significant proposed or enacted changes in income tax rules occur we consider whether there may be a material impact to our financial position, results of operations, cash flows, or whether the changes could materially affect existing assumptions used in making estimates of tax related balances.

On December 22, 2017, H.R.1 - An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, also known as the Tax Cuts and Jobs Act (TCJA), was enacted. The TCJA lowered the U.S. federal corporate income tax rate to 21% from the existing maximum rate of 35%, effective for our tax year beginning January 1, 2018. The TCJA includes specific provisions related to regulated public utilities that generally provide for the continued deductibility of interest expense and the elimination of bonus depreciation. Certain rate normalization requirements for accelerated cost recovery benefits related to regulated plant balances also continue. See Note 11 for more information on how we are impacted by the TCJA.

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

Regulatory Matters
Regulatory tax assets and liabilities are recorded to the extent it is probable they will be recoverable from, or refunded to, customers in the future. At December 31, 2020 and 2019, NW Natural had net regulatory income tax assets of $14.6 million and $16.9 million, respectively, representing future rate recovery of deferred tax liabilities resulting from differences in NGD plant financial statement and tax bases and NGD plant removal costs. These regulatory assets are currently being recovered through customer rates. At December 31, 2020 and 2019, regulatory income tax assets of $2.5 million and $2.5 million, respectively, were recorded by NW Natural, representing probable future rate recovery of deferred tax liabilities resulting from the equity portion of AFUDC. At December 31, 2020, a regulatory income tax asset of $1.7 million was recorded by NW Natural, representing future recovery of Oregon Corporate Activity Tax that was deferred between January 1, 2020 and October 31, 2020.

At December 31, 2020 and 2019, regulatory liability balances, representing the estimated net benefit to NGD customers resulting from the change in deferred taxes as a result of the TCJA, of $197.8 million and $205.0 million, respectively, were recorded by NW Natural. These balances include a gross up for income taxes of $52.4 million and $54.3 million, respectively.

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

NGD rates in effect for Oregon through October 31, 2018 and for Washington through October 31, 2019 included an allowance to provide for the recovery of the anticipated provision for income taxes incurred as a result of providing regulated services. The provision for income taxes during these periods included an allowance for federal income taxes determined by utilizing the pre-TCJA federal corporate income tax rate of 35 percent. NW Natural recorded an additional regulatory liability in 2018 and 2019 reflecting the deferral of estimated rate benefit for customers due to the newly enacted 21 percent federal corporate income tax rate. At December 31, 2019, a regulatory liability of $1.7 million was recorded to reflect this estimated revenue deferral. The liability has been completely amortized to customers’ benefit as of December 31, 2020.

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

NW Holdings' policy for goodwill assessments begins with a qualitative analysis in which events and circumstances are evaluated, including macroeconomic conditions, industry and market conditions, regulatory environments, and the overall financial performance of the reporting unit. If the qualitative assessment indicates that the carrying value may be at risk of recoverability, a quantitative evaluation is performed to measure the carrying value against the fair value of the reporting unit. This evaluation may involve the assessment of future cash flows and other subjective factors for which uncertainty exists and could impact the estimation of future cash flows. These factors include, but are not limited to, the amount and timing of future cash flows, future growth rates, and the discount rate. Unforeseen events and changes in circumstances or market conditions could adversely affect these estimates, which could result in an impairment charge. A qualitative assessment was performed during the fourth quarter of 2020 which indicated a quantitative assessment was not required; thus, no goodwill impairment was recorded. See Note 2 and Note 15 for additional information.

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

Commodity Supply Risk
NW Natural enters into spot, short-term, and long-term natural gas supply contracts, along with associated pipeline transportation contracts, to manage commodity supply risk. Historically, NW Natural has arranged for physical delivery of an adequate supply of gas, including gas in Mist storage and off-system storage facilities, to meet expected requirements of core NGD customers. NW Natural's long-term gas supply contracts are primarily index-based and subject to monthly re-pricing, a strategy that is intended to substantially mitigate credit exposure to physical gas counterparties. Absolute notional amounts under physical gas contracts related to open positions on derivative instruments were 458 million therms and 513 million therms as of December 31, 2020 and 2019, respectively.

Commodity Price Risk
Natural gas commodity prices are subject to market fluctuations due to unpredictable factors including weather, pipeline transportation congestion, drilling technologies, market speculation, and other factors that affect supply and demand. Commodity price risk is managed with financial swaps and physical gas reserves from a long-term investment in working interests in gas leases operated by Jonah Energy. These financial hedge contracts and gas reserves volumes are generally included in NW Natural's annual PGA filing for recovery, subject to a regulatory prudence review. Notional amounts under financial derivative contracts were $168.5 million and $123.3 million as of December 31, 2020 and 2019, respectively. The fair value of financial swaps, based on market prices at December 31, 2020, was an unrealized gain of $12.8 million, which would result in cash inflows of $1.3 million in 2021 and $12.5 million in 2022, and cash outflows of $1.0 million in 2023.
Interest Rate Risk
NW Holdings and NW Natural are exposed to interest rate risk primarily associated with new debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. Interest rate risk is primarily managed through the issuance of fixed-rate debt with varying maturities. NW Holdings and NW Natural may also enter into financial derivative instruments, including interest rate swaps, options and other hedging instruments, to manage and mitigate interest rate exposure. NW Holdings and NW Natural did not have any interest rate swaps outstanding as of December 31, 2020 or 2019.

Foreign Currency Risk
The costs of certain pipeline and off-system storage services purchased from Canadian suppliers are subject to changes in the value of the Canadian currency in relation to the U.S. currency. Foreign currency forward contracts are used to hedge against fluctuations in exchange rates for NW Natural's commodity-related demand and reservation charges paid in Canadian dollars. Notional amounts under foreign currency forward contracts were $5.9 million and $6.7 million as of December 31, 2020 and 2019, respectively. If all of the foreign currency forward contracts had been settled on December 31, 2020, a gain of $0.3 million would have been realized. See Note 16.

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

Credit Exposure to Financial Derivative Counterparties
Based on estimated fair value at December 31, 2020, NW Natural's overall credit exposure relating to commodity contracts is considered immaterial as it reflects amounts owed to financial derivative counterparties (see table below). However, changes in natural gas prices could result in counterparties owing NW Natural money. Therefore, NW Natural's financial derivatives policy requires counterparties to have at least an investment-grade credit rating at the time the derivative instrument is entered into and specific limits on the contract amount and duration based on each counterparty’s credit rating. NW Natural actively monitors and manages derivative credit exposure and places counterparties on hold for trading purposes or requires cash collateral, letters of credit, or guarantees as circumstances warrant.

The following table summarizes NW Natural's overall financial swap and option credit exposure, based on estimated fair value, and the corresponding counterparty credit ratings. The table uses credit ratings from S&P and Moody’s, reflecting the higher of the S&P or Moody’s rating or a middle rating if the entity is split-rated with more than one rating level difference:

	Financial Derivative Position by Credit Rating Unrealized Fair Value Gain (Loss)
In millions	2020	2019
AA/Aa	$11.2	$4.0
A/A	1.6	1.6
Total	$12.8	$5.6

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

At December 31, 2020, financial derivative credit risk on a volumetric basis was geographically concentrated 43% in the United States and 57% in Canada, based on counterparties' location. At December 31, 2019, financial derivative credit risk on a volumetric basis was geographically concentrated 38% in the United States and 62% in Canada with our counterparties.

Credit Exposure to Insurance Companies
Credit exposure to insurance companies for loss or damage claims could be material. NW Holdings and NW Natural regularly monitor the financial condition of insurance companies who provide general liability insurance policy coverage to NW Holdings, NW Natural, their predecessors, and their subsidiaries.

Weather Risk
NW Natural has a weather normalization mechanism in Oregon; however, it is exposed to weather risk primarily from NGD business operations. A large percentage of NGD margin is volume driven, and current rates are based on an assumption of average weather. NW Natural's weather normalization mechanism in Oregon is for residential and commercial customers, which is intended to stabilize the recovery of NGD business fixed costs and reduce fluctuations in customers’ bills due to colder or warmer than average weather. Customers in Oregon are allowed to opt out of the weather normalization mechanism. As of December 31, 2020, approximately 8% of Oregon customers had opted out. In addition to the Oregon customers opting out, Washington residential and commercial customers account for approximately 12% of our total customer base and are not covered by weather normalization. The combination of Oregon and Washington customers not covered by a weather normalization mechanism is 18% of all residential and commercial customers. See "Results of Operations—Regulatory Matters—Rate Mechanisms—WARM" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Page
1.	Management's Reports on Internal Control Over Financial Reporting	74

2.	Reports of Independent Registered Public Accounting Firm	76

3.	Consolidated Financial Statements:

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Holding Company for the Years Ended December 31, 2020, 2019, and 2018	80

	Consolidated Balance Sheets of Northwest Natural Holding Company at December 31, 2020 and 2019	81

	Consolidated Statements of Shareholders’ Equity of Northwest Natural Holding Company for the Years Ended December 31, 2020, 2019, and 2018	83

	Consolidated Statements of Cash Flows of Northwest Natural Holding Company for the Years Ended December 31, 2020, 2019, and 2018	84

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Gas Company for the Years Ended December 31, 2020, 2019, and 2018	86

	Consolidated Balance Sheets of Northwest Natural Gas Company at December 31, 2020 and 2019	87

	Consolidated Statements of Shareholder's Equity of Northwest Natural Gas Company for the Years Ended December 31, 2020, 2019, and 2018	89

	Consolidated Statements of Cash Flows of Northwest Natural Gas Company for the Years Ended December 31, 2020, 2019, and 2018	90

	Notes to Consolidated Financial Statements	91

4.	Supplementary Data for the Years Ended December 31, 2020, 2019, and 2018:

	Financial Statement Schedules

	Schedule I - Condensed Financial Information of Northwest Natural Holding Company at December 31, 2020 and 2019, and for the Years Ended December 31, 2020, 2019, and 2018	136

	Schedule II – Valuation and Qualifying Accounts and Reserves of Northwest Natural Holding Company and Northwest Natural Gas Company for the Years Ended December 31, 2020, 2019, and 2018	140

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

NW Holdings management assessed the effectiveness of NW Holdings' internal control over financial reporting as of December 31, 2020. In making this assessment, NW Holdings management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Holdings management's assessment and those criteria, NW Holdings management has concluded that it maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report.

/s/ David H. Anderson
David H. Anderson
President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer
Frank H. Burkhartsmeyer
Senior Vice President and Chief Financial Officer

February 26, 2021

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

NW Natural management assessed the effectiveness of NW Natural's internal control over financial reporting as of December 31, 2020. In making this assessment, NW Natural management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Natural management's assessment and those criteria, NW Natural management has concluded that it maintained effective internal control over financial reporting as of December 31, 2020.

/s/ David H. Anderson
David H. Anderson
President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer
Frank H. Burkhartsmeyer
Senior Vice President and Chief Financial Officer

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Northwest Natural Holding Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Northwest Natural Holding Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, there were $380.7 million of regulatory assets and $690.0 million of regulatory liabilities as of December 31, 2020. As disclosed by management, the Company has operations that are subject to the actions of regulators which establish rates in general rate cases and other proceedings which are designed to recover specific costs of providing regulatory services for which management records regulatory assets and liabilities. Regulatory accounting requires management to account for deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue on the income statement at the same time the adjustment to amounts is included in rates charged to customers.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter are the significant judgment by management in assessing the potential outcomes and related accounting impacts of rate cases and other proceedings. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to the recovery of regulatory assets and the settlement of regulatory liabilities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of rate cases and other proceedings, including the probability of recovery of regulatory assets and the settlement of regulatory liabilities and related accounting and disclosure impacts. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities, (ii) evaluating the sufficiency of the disclosures in the consolidated financial statements, and (iii) testing the regulatory assets and liabilities, including those subject to regulatory proceedings, also involved considering the provisions and formulas outlined in rate orders, other regulatory correspondence, and the application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
February 26, 2021
We have served as the Company’s auditor since 1997.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Northwest Natural Gas Company:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northwest Natural Gas Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, there were $380.6 million of regulatory assets and $689.2 million of regulatory liabilities as of December 31, 2020. As disclosed by management, the Company has operations that are subject to the actions of regulators which establish rates in general rate cases and other proceedings which are designed to recover specific costs of providing regulatory services for which management records regulatory assets and liabilities. Regulatory accounting requires management to account for deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue on the income statement at the same time the adjustment to amounts is included in rates charged to customers.
The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter are the significant judgment by management in assessing the potential outcomes and related accounting impacts of rate cases and other proceedings. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to the recovery of regulatory assets and the settlement of regulatory liabilities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of rate cases and other proceedings, including the probability of recovery of regulatory assets and the settlement of regulatory liabilities and related accounting and disclosure impacts. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities, (ii) evaluating the sufficiency of the disclosures in the consolidated financial statements, and (iii) testing the regulatory assets and liabilities, including those subject to regulatory proceedings, also involved considering the provisions and formulas outlined in rate orders, other regulatory correspondence, and the application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
February 26, 2021
We have served as the Company’s auditor since 1997.

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands, except per share data	2020	2019	2018

Operating revenues	$773,679	$746,372	$706,143

Operating expenses:
Cost of gas	262,755	254,911	255,519
Operations and maintenance	180,129	178,191	156,698
Environmental remediation	9,691	12,337	11,127
General taxes	35,078	32,388	32,172
Revenue taxes	30,291	30,325	30,082
Depreciation and amortization	103,683	91,496	85,156
Other operating expenses	3,701	3,250	3,227
Total operating expenses	625,328	602,898	573,981
Income from operations	148,351	143,474	132,162
Other income (expense), net	(13,944)	(22,836)	(3,601)
Interest expense, net	43,052	42,685	37,059
Income before income taxes	91,355	77,953	91,502
Income tax expense	21,082	12,642	24,191
Net income from continuing operations	70,273	65,311	67,311
Income (loss) from discontinued operations, net of tax	6,508	(3,576)	(2,742)
Net income	76,781	61,735	64,569
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $1,025 for 2020, $956 for 2019, and $(166) for 2018	(2,848)	(2,655)	476
Amortization of non-qualified employee benefit plan liability, net of taxes of $(244) for 2020, $(172) for 2019, and $(278) for 2018	679	476	774
Comprehensive income	$74,612	$59,556	$65,819
Average common shares outstanding:
Basic	30,541	29,786	28,803
Diluted	30,599	29,859	28,873
Earnings from continuing operations per share of common stock:
Basic	$2.30	$2.19	$2.34
Diluted	2.30	2.19	2.33
Earnings (loss) from discontinued operations per share of common stock:
Basic	$0.21	$(0.12)	$(0.10)
Diluted	0.21	(0.12)	(0.09)
Earnings per share of common stock:
Basic	$2.51	$2.07	$2.24
Diluted	2.51	2.07	2.24

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2020	2019

Assets:
Current assets:
Cash and cash equivalents	$30,168	$9,648
Accounts receivable	88,083	67,137
Accrued unbilled revenue	57,949	56,192
Allowance for uncollectible accounts	(3,219)	(673)
Regulatory assets	31,745	41,929
Derivative instruments	13,678	6,802
Inventories	42,691	43,985
Gas reserves	11,409	15,278
Income taxes receivable	6,000	256
Other current assets	44,741	38,004
Discontinued operations - current assets	—	15,134
Total current assets	323,245	293,692
Non-current assets:
Property, plant, and equipment	3,734,039	3,476,746
Less: Accumulated depreciation	1,079,269	1,037,847
Total property, plant, and equipment, net	2,654,770	2,438,899
Gas reserves	34,484	48,394
Regulatory assets	348,927	343,146
Derivative instruments	6,135	3,337
Other investments	49,259	63,333
Operating lease right of use asset	77,446	2,950
Assets under sales-type leases	143,759	146,310
Goodwill	69,225	49,929
Other non-current assets	49,129	38,464
Total non-current assets	3,433,134	3,134,762
Total assets	$3,756,379	$3,428,454

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2020	2019

Liabilities and equity:
Current liabilities:
Short-term debt	$304,525	$149,100
Current maturities of long-term debt	95,344	75,109
Accounts payable	97,966	113,370
Taxes accrued	13,812	11,971
Interest accrued	7,441	7,451
Regulatory liabilities	50,362	44,657
Derivative instruments	4,198	2,000
Operating lease liabilities	1,105	2,101
Other current liabilities	52,330	62,705
Discontinued operations - current liabilities	—	13,709
Total current liabilities	627,083	482,173
Long-term debt	860,081	805,955
Deferred credits and other non-current liabilities:
Deferred tax liabilities	319,292	295,643
Regulatory liabilities	639,663	625,717
Pension and other postretirement benefit liabilities	217,287	228,129
Derivative instruments	2,852	609
Operating lease liabilities	80,621	841
Other non-current liabilities	120,767	123,388
Total deferred credits and other non-current liabilities	1,380,482	1,274,327
Commitments and contingencies (see Note 17 and Note 18)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 30,589 and 30,472 at December 31, 2020 and 2019, respectively	565,112	558,282
Retained earnings	336,523	318,450
Accumulated other comprehensive loss	(12,902)	(10,733)
Total equity	888,733	865,999
Total liabilities and equity	$3,756,379	$3,428,454

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2017	$448,865	$302,349	$(8,438)	$742,776
Comprehensive income	—	64,569	1,250	65,819
Dividends on common stock, $1.89 per share	—	(54,736)	—	(54,736)
Stock-based compensation	3,020	—	—	3,020
Shares issued pursuant to equity based plans	5,175	—	—	5,175
Cash purchase of shares for business combination	(7,945)	—	—	(7,945)
Value of shares transferred for business combination	8,525	—	—	8,525
Balance at December 31, 2018	457,640	312,182	(7,188)	762,634
Comprehensive income (loss)	—	61,735	(2,179)	59,556
Dividends on common stock, $1.90 per share	—	(56,833)	—	(56,833)
Stock-based compensation	2,601	—	—	2,601
Shares issued pursuant to equity based plans	5,085	—	—	5,085
Issuance of common stock, net of issuance costs	92,956	—	—	92,956
Reclassification of tax effects from the TCJA	—	1,366	(1,366)	—
Balance at December 31, 2019	558,282	318,450	(10,733)	865,999
Comprehensive income (loss)	—	76,781	(2,169)	74,612
Dividends on common stock, $1.91 per share	—	(58,708)	—	(58,708)
Stock-based compensation	4,361	—	—	4,361
Shares issued pursuant to equity based plans	2,469	—	—	2,469
Balance at December 31, 2020	$565,112	$336,523	$(12,902)	$888,733

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2020	2019	2018
Operating activities:
Net income	$76,781	$61,735	$64,569
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	103,683	91,496	85,156
Regulatory amortization of gas reserves	17,779	19,172	16,684
Deferred income taxes	18,667	6,317	14,356
Qualified defined benefit pension plan expense	18,370	16,497	8,108
Contributions to qualified defined benefit pension plans	(28,980)	(10,970)	(15,540)
Deferred environmental expenditures, net	(27,871)	(16,226)	(14,528)
Environmental remediation expense	9,691	12,337	11,127
Regulatory revenue deferral from the TCJA	—	853	7,929
Regulatory disallowance of pension costs	—	10,500	—
Gain on sale of discontinued operations, net of tax	(5,902)	—	—
Other	(6,942)	13,907	1,596
Changes in assets and liabilities:
Receivables, net	(16,799)	5,844	181
Inventories	1,262	(5,969)	3,207
Income and other taxes	(10,710)	4,528	(16,904)
Accounts payable	(15,910)	(16,485)	16,792
Deferred gas costs	17,590	(23,471)	(14,395)
Decoupling mechanism	2,884	18,661	4,497
Other, net	(12,467)	(4,140)	(3,419)
Discontinued operations	1,894	712	(645)
Cash provided by operating activities	143,020	185,298	168,771
Investing activities:
Capital expenditures	(273,016)	(223,471)	(214,636)
Acquisitions, net of cash acquired	(38,263)	(56,786)	(873)
Leasehold improvement expenditures	(7,878)	(18,812)	(4,415)
Proceeds from the sale of assets	8,149	659	477
Proceeds from sale of equity method investment	7,000	—	—
Proceeds from sale of discontinued operations	12,500	—	—
Other	1,654	(3,544)	1,421
Discontinued operations	(4,423)	(1,827)	573
Cash used in investing activities	(294,277)	(303,781)	(217,453)

	Year Ended December 31,
	2020	2019	2018
Financing activities:
Proceeds from stock options exercised	68	2,015	1,546
Proceeds from common stock issued	—	92,956	—
Long-term debt issued	150,000	175,000	50,000
Long-term debt retired	(75,000)	(30,000)	(97,000)
Proceeds from term loan due within one year	150,000	—	—
Repayment of term loan	(150,000)	—	—
Proceeds from issuances of commercial paper, maturities greater than 90 days	195,025	—	—
Changes in other short-term debt, net	(39,600)	(68,520)	163,274
Cash dividend payments on common stock	(55,420)	(53,339)	(51,311)
Stock purchases related to acquisitions	—	—	(7,951)
Other	(3,296)	(2,614)	(715)
Cash provided by financing activities	171,777	115,498	57,843
Increase (decrease) in cash and cash equivalents	20,520	(2,985)	9,161
Cash and cash equivalents, beginning of period	9,648	12,633	3,472
Cash and cash equivalents, end of period	$30,168	$9,648	$12,633

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$42,651	$41,231	$35,324
Income taxes paid (refunded)	13,644	(96)	27,370
See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands	2020	2019	2018

Operating revenues	$758,748	$739,944	$705,571

Operating expenses:
Cost of gas	262,980	255,135	255,743
Operations and maintenance	168,869	169,091	155,225
Environmental remediation	9,691	12,337	11,127
General taxes	34,459	32,075	32,086
Revenue taxes	30,291	30,325	30,082
Depreciation and amortization	101,586	90,405	84,986
Other operating expenses	3,232	3,230	3,223
Total operating expenses	611,108	592,598	572,472
Income from operations	147,640	147,346	133,099
Other income (expense), net	(15,116)	(22,968)	(3,599)
Interest expense, net	40,866	41,339	36,992
Income before income taxes	91,658	83,039	92,508
Income tax expense	21,095	14,065	24,459
Net income from continuing operations	70,563	68,974	68,049
Loss from discontinued operations, net of tax	—	—	(1,723)
Net income	70,563	68,974	66,326
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $1,025 for 2020, $956 for 2019, and $(166) for 2018	(2,848)	(2,655)	476
Amortization of non-qualified employee benefit plan liability, net of taxes of $(244) for 2020, $(172) for 2019, and $(278) for 2018	679	476	774
Comprehensive income	$68,394	$66,795	$67,576

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2020	2019

Assets:
Current assets:
Cash and cash equivalents	$10,453	$5,919
Accounts receivable	80,035	66,823
Accrued unbilled revenue	57,890	56,139
Receivables from affiliates	660	787
Allowance for uncollectible accounts	(3,107)	(672)
Regulatory assets	31,745	41,929
Derivative instruments	13,678	6,802
Inventories	42,325	43,896
Gas reserves	11,409	15,278
Other current assets	37,909	33,258
Total current assets	282,997	270,159
Non-current assets:
Property, plant, and equipment	3,683,776	3,456,075
Less: Accumulated depreciation	1,075,446	1,036,593
Total property, plant, and equipment, net	2,608,330	2,419,482
Gas reserves	34,484	48,394
Regulatory assets	348,887	343,146
Derivative instruments	6,135	3,337
Other investments	49,242	49,837
Operating lease right of use asset	77,328	2,760
Assets under sales-type leases	143,759	146,310
Other non-current assets	48,174	38,062
Total non-current assets	3,316,339	3,051,328
Total assets	$3,599,336	$3,321,487

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2020	2019

Liabilities and equity:
Current liabilities:
Short-term debt	$231,525	$125,100
Current maturities of long-term debt	59,955	74,907
Accounts payable	95,170	111,641
Payables to affiliates	13,820	1,546
Taxes accrued	13,724	11,717
Interest accrued	7,338	7,441
Regulatory liabilities	50,362	44,657
Derivative instruments	4,198	2,000
Operating lease liabilities	1,054	1,979
Other current liabilities	51,907	61,438
Total current liabilities	529,053	442,426
Long-term debt	857,265	769,081
Deferred credits and other non-current liabilities:
Deferred tax liabilities	318,034	309,297
Regulatory liabilities	638,793	625,717
Pension and other postretirement benefit liabilities	217,287	228,129
Derivative instruments	2,852	609
Operating lease liabilities	80,559	772
Other non-current liabilities	120,309	123,260
Total deferred credits and other non-current liabilities	1,377,834	1,287,784
Commitments and contingencies (see Note 17 and Note 18)
Equity:
Common stock	319,506	319,557
Retained earnings	528,580	513,372
Accumulated other comprehensive loss	(12,902)	(10,733)
Total equity	835,184	822,196
Total liabilities and equity	$3,599,336	$3,321,487

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2017	$448,865	$302,349	$(8,438)	$742,776
Comprehensive income	—	66,326	1,250	67,576
Dividends on common stock	—	(41,035)	—	(41,035)
Stock-based compensation(1)	2,161	—	—	2,161
Shares issued pursuant to equity based plans	3,075	—	—	3,075
Transfer of investments to NW Holdings as of October 1, 2018	(227,649)	168,764	—	(58,885)
Balance at December 31, 2018	226,452	496,404	(7,188)	715,668
Comprehensive income (loss)	—	68,974	(2,179)	66,795
Dividends on common stock	—	(53,372)	—	(53,372)
Capital contribution from parent	93,105	—	—	93,105
Reclassification of tax effects from the TCJA	—	1,366	(1,366)	—
Balance at December 31, 2019	319,557	513,372	(10,733)	822,196
Comprehensive income (loss)	—	70,563	(2,169)	68,394
Dividends on common stock	—	(55,355)	—	(55,355)
Other	(51)	—	—	(51)
Balance at December 31, 2020	$319,506	$528,580	$(12,902)	$835,184
(1) Stock-based compensation is based on stock awards of NW Natural to be issued in shares of NW Holdings.

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2020	2019	2018
Operating activities:
Net income	$70,563	$68,974	$66,326
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	101,586	90,405	84,986
Regulatory amortization of gas reserves	17,779	19,172	16,684
Deferred income taxes	4,645	4,046	12,330
Qualified defined benefit pension plan expense	18,370	16,497	8,108
Contributions to qualified defined benefit pension plans	(28,980)	(10,970)	(15,540)
Deferred environmental expenditures, net	(27,871)	(16,226)	(14,528)
Environmental remediation expense	9,691	12,337	11,127
Regulatory revenue deferral from the TCJA	—	853	7,929
Regulatory disallowance of pension costs	—	10,500	—
Other	(7,025)	12,317	883
Changes in assets and liabilities:
Receivables, net	(16,540)	9,264	(3,920)
Inventories	1,539	(5,990)	3,212
Income and other taxes	10,832	496	(7,854)
Accounts payable	(18,909)	(18,548)	13,937
Deferred gas costs	17,590	(23,471)	(14,395)
Decoupling mechanism	2,884	18,661	4,497
Other, net	(9,935)	(2,141)	(3,458)
Discontinued operations	—	—	3,184
Cash provided by operating activities	146,219	186,176	173,508
Investing activities:
Capital expenditures	(266,048)	(221,380)	(214,328)
Leasehold improvement expenditures	(7,878)	(18,812)	(4,415)
Proceeds from the sale of assets	8,149	659	477
Other	1,654	(3,544)	421
Discontinued operations	—	—	(20,617)
Cash used in investing activities	(264,123)	(243,077)	(238,462)
Financing activities:
Proceeds from stock options exercised	—	—	1,368
Long-term debt issued	150,000	140,000	50,000
Long-term debt retired	(75,000)	(30,000)	(97,000)
Proceeds from term loan due within one year	150,000	—	—
Repayment of term loan	(150,000)	—	—
Proceeds from issuances of commercial paper, maturities greater than 90 days	195,025	—	—
Changes in other short-term debt, net	(88,600)	(92,400)	163,300
Cash contributions received from parent	—	93,155	—
Cash dividend payments on common stock	(55,355)	(53,372)	(38,387)
Other	(3,632)	(2,510)	(1,539)
Discontinued operations	—	—	(7,951)
Cash provided by financing activities	122,438	54,873	69,791
Increase (decrease) in cash and cash equivalents	4,534	(2,028)	4,837
Cash and cash equivalents, beginning of period	5,919	7,947	3,110
Cash and cash equivalents, end of period	$10,453	$5,919	$7,947
Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$40,624	$39,927	$35,305
Income taxes paid (refunded)	6,100	2,479	27,350
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

NW Holdings and NW Natural consolidate all entities in which they have a controlling financial interest. Investments in corporate joint ventures and partnerships that NW Holdings does not directly or indirectly control, and for which it is not the primary beneficiary, include NNG Financial's investment in Kelso-Beaver Pipeline, which is accounted for under the equity method, and NWN Energy's investment in Trail West Holdings, LLC (TWH), which was accounted for under the equity method through August 6, 2020 when it was sold to a third party. See Note 14 for activity related to TWH. NW Holdings and its direct and indirect subsidiaries are collectively referred to herein as NW Holdings, and NW Natural and its direct and indirect subsidiaries are collectively referred to herein as NW Natural. The consolidated financial statements of NW Holdings and NW Natural are presented after elimination of all intercompany balances and transactions.

In June 2018, NWN Gas Storage, a wholly-owned subsidiary of NW Natural at the time and now a wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement that provided for the sale of all of the membership interests in its wholly-owned subsidiary, Gill Ranch Storage, LLC (Gill Ranch). We concluded that the sale of Gill Ranch qualified as assets and liabilities held for sale and discontinued operations. As such, the results of Gill Ranch were presented as a discontinued operation for NW Holdings for all periods presented and for NW Natural up until the holding company reorganization was effective on October 1, 2018 on the consolidated statements of comprehensive income and cash flows, and the assets and liabilities associated with Gill Ranch were classified as discontinued operations assets and liabilities on the NW Holdings consolidated balance sheet. See Note 19 for additional information. Additionally, we reevaluated reportable segments and concluded that the remaining gas storage activities no longer met the requirements to be separately reported as a segment. Interstate Storage Services is reported in Other under NW Natural and NW Holdings as applicable, and all prior periods reflect this change. See Note 4, which provides segment information.

Notes to the consolidated financial statements reflect the activity of continuing operations for both NW Holdings and NW Natural for all periods presented, unless otherwise noted. Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on our consolidated financial statements.
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

NW Natural's principal business is the distribution of natural gas, which is regulated by the OPUC and WUTC. NW Natural also has natural gas storage services, which are regulated by the FERC, and to a certain extent by the OPUC and WUTC. Additionally, certain of NW Holdings' subsidiaries own water businesses, which are regulated by the public utility commission in the state in which the water utility is located, which is currently Oregon, Washington, Idaho and Texas. Accounting records and practices of the regulated businesses conform to the requirements and uniform system of accounts prescribed by these regulatory authorities in accordance with U.S. GAAP. The businesses in which customer rates are regulated by the OPUC, WUTC, IPUC, PUTC, and FERC have approved cost-based rates which are intended to allow such businesses to earn a reasonable return on invested capital.

In applying regulatory accounting principles, NW Holdings and NW Natural capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the applicable state public utility commission, which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a return or a carrying charge in certain cases.

Amounts NW Natural deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
In thousands	2020	2019
Current:
Unrealized loss on derivatives(1)	$4,198	$2,000
Gas costs	1,979	20,140
Environmental costs(2)	4,992	4,762
Decoupling(3)	361	1,969
Pension balancing(4)	7,131	5,939
Income taxes	3,484	2,209
Other(5)	9,600	4,910
Total current	$31,745	$41,929
Non-current:
Unrealized loss on derivatives(1)	$2,852	$609
Pension balancing(4)	43,383	48,251
Income taxes	15,368	17,173
Pension and other postretirement benefit liabilities	170,812	173,262
Environmental costs(2)	90,623	87,624
Gas costs	3,925	2,866
Decoupling(3)	1,031	—
Other(5)	20,893	13,361
Total non-current	$348,887	$343,146
Other (NW Holdings)	40	—
Total non-current -NW Holdings	$348,927	$343,146

	Regulatory Liabilities
In thousands	2020	2019
Current:
Gas costs	$1,118	$1,223
Unrealized gain on derivatives(1)	13,674	6,622
Decoupling(3)	11,793	4,831
Income taxes(6)	8,217	8,435
Other(5)	15,560	23,546
Total current	50,362	44,657
Non-current:
Gas costs	$314	$2,013
Unrealized gain on derivatives(1)	6,135	3,337
Decoupling(3)	1,723	6,378
Income taxes(6)	189,587	198,219
Accrued asset removal costs(7)	427,960	401,893
Other(5)	13,074	13,877
Total non-current	$638,793	$625,717
Other (NW Holdings)	870	—
Total non-current -NW Holdings	$639,663	$625,717
(1)Unrealized gains or losses on derivatives are non-cash items and, therefore, do not earn a rate of return or a carrying charge. These amounts are recoverable through natural gas distribution rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.
(2)Refer to the Environmental Cost Deferral and Recovery table in Note 18 for a description of environmental costs.
(3)This deferral represents the margin adjustment resulting from differences between actual and expected volumes.
(4)Refer to Note 10 for information regarding the deferral of pension expenses.
(5)Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.
(6)This balance represents estimated amounts associated with the Tax Cuts and Jobs Act. See Note 11.
(7)Estimated costs of removal on certain regulated properties are collected through rates. See "Accounting Policies—Plant, Property, and Accrued Asset Removal Costs" below.

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

We believe all costs incurred and deferred at December 31, 2020 are prudent. All regulatory assets and liabilities are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Regulatory interest income of $4.8 million and $19.6 million and regulatory interest expense of $1.8 million and $12.3 million was recognized within other income (expense), net for the years ended December 31, 2020 and 2019, respectively.

Environmental Regulatory Accounting
See Note 18 for information about the SRRM and OPUC orders regarding implementation.

COVID-19 Impact
During 2020, our regulated utilities received approval in their respective jurisdictions to defer certain financial impacts associated with COVID-19 such as bad debt expense, financing costs to secure liquidity, lost revenues related to late fees and reconnection fees, and other COVID-19 related costs, net of offsetting direct expense reductions associated with COVID-19. As a result, we recorded a regulatory asset of approximately $4.8 million for incurred costs associated with COVID-19 that are recoverable.

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

CLOUD COMPUTING. On August 29, 2018, the FASB issued ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The purpose of the amendment is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update were effective beginning January 1, 2020. Early adoption was permitted, and NW Holdings and NW Natural early adopted ASU 2018-15 in the quarter ended March 31, 2019 utilizing the prospective application methodology. The adoption of this ASU did not materially affect the financial statements and disclosures of NW Holdings or NW Natural.

CREDIT LOSSES. On June 16, 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which applies to financial assets subject to credit losses and measured at amortized cost. The new standard requires financial assets measured at amortized cost to be presented at the net amount expected to be collected and the allowance for credit losses is to be recorded as a valuation account that is deducted from the amortized cost basis. The amendments in this update were effective beginning January 1, 2020 and were applied with the modified retrospective methodology. The adoption of this ASU did not materially affect the financial statements and disclosures of NW Holdings or NW Natural.

The majority of NW Holdings' and NW Natural's financial assets are either short-term in nature, such as trade receivables, or relate to leased gas facilities under approved rate schedules.

DERIVATIVES AND HEDGING. On August 28, 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities." The purpose of the amendment is to more closely align hedge accounting with companies’ risk management strategies. The ASU amends the accounting for risk component hedging, the hedged item in fair value hedges of interest rate risk, and amounts excluded from the assessment of hedge effectiveness. The guidance also amends the recognition and presentation of the effect of hedging instruments and includes other simplifications of hedge accounting. The amendments in this ASU were effective beginning January 1, 2019 and were applied prospectively to hedging instruments. The adoption did not have an impact on the financial statements or disclosures of NW Holdings or NW Natural.
FAIR VALUE MEASUREMENT. On August 28, 2018, the FASB issued ASU 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement." The purpose of the amendment is to modify the disclosure requirements for fair value measurements. The amendments in this ASU were effective beginning January 1, 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. NW Holdings and NW Natural do not have either Level 3 fair value measurements or transfers between Level 1 or Level 2 in their current portfolios. The adoption did not have an impact on the financial statements or disclosures of NW Holdings or NW Natural.

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

Upon adoption on January 1, 2019, NW Holdings recorded an operating lease right of use asset and an associated operating lease liability of approximately $7.3 million, of which $7.0 million was recorded at NW Natural. Lease liabilities are measured using NW Natural's incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. See Note 7 for more information.

RETIREMENT BENEFITS. On August 28, 2018, the FASB issued ASU 2018-14, "Changes to the Disclosure Requirements for Defined Benefit Plans." The purpose of the amendment is to modify the disclosure requirements for defined benefit pension and other postretirement plans. The amendments in this ASU were effective beginning January 1, 2020 and were applied retrospectively. The adoption of this ASU did not materially affect the financial statements and disclosures of NW Holdings or NW Natural.

Recently Issued Accounting Pronouncements
INCOME TAXES. On December 18, 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The purpose of the amendment is to reduce cost and complexity related to accounting for income taxes by removing certain exceptions to the general principles and improving consistent application for other areas in Topic 740. The amendments in this ASU are effective beginning January 1, 2021. Early adoption is permitted. The amended presentation and disclosure guidance should be applied retrospectively. We do not expect this ASU to materially affect the financial statements and disclosures of NW Holdings or NW Natural.

REFERENCE RATE REFORM. On March 12, 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The purpose of the amendment is to provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. We do not expect this ASU to materially affect the financial statements and disclosures of NW Holdings or NW Natural.

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

The provision for depreciation of NGD property, plant, and equipment is recorded under the group method on a straight-line basis with rates computed in accordance with depreciation studies approved by regulatory authorities. The weighted-average depreciation rate for NGD assets in service was approximately 3.0% for 2020, 2.9% for 2019, and 2.8% for 2018, reflecting the approximate weighted-average economic life of the property. This includes 2020 weighted-average depreciation rates for the following asset categories: 2.6% for transmission and distribution plant, 2.0% for gas storage facilities, 6.7% for general plant, and 5.1% for intangible and other fixed assets.

AFUDC. Certain additions to NGD plant include AFUDC, which represents the net cost of debt and equity funds used during construction. AFUDC is calculated using actual interest rates for debt and authorized rates for ROE, if applicable. If short-term debt balances are less than the total balance of construction work in progress, then a composite AFUDC rate is used to represent interest on all debt funds, shown as a reduction to interest charges, and on ROE funds, shown as other income. While cash is not immediately recognized from recording AFUDC, it is realized in future years through rate recovery resulting from the higher NGD cost of service. Our composite AFUDC rate was 1.9% in 2020, 3.9% in 2019, and 5.2% in 2018.

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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. At December 31, 2020 and 2019, NW Holdings had outstanding checks of $4.4 million and $3.2 million, respectively, substantially all of which is recorded at NW Natural. These balances are included in accounts payable in the .NW Holdings and NW Natural balance sheets.

Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. As of December 31, 2020 and 2019, NW Natural had restricted cash of $5.3 million and $3.0 million, respectively. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets. Changes in these balances are presented in changes in assets and liabilities - other, net in the NW Holdings and NW Natural statements of cash flows. There were no transfers between restricted cash and cash and cash equivalents during the years ended December 31, 2020 and 2019.

Revenue Recognition and Accrued Unbilled Revenue
Revenues, derived primarily from the sale and transportation of natural gas, are recognized upon delivery of gas or water, or service to customers. Revenues include accruals for gas or water delivered but not yet billed to customers based on estimates of deliveries from meter reading dates to month end (accrued unbilled revenue). Accrued unbilled revenue is dependent upon a number of factors that require management’s judgment, including total natural gas receipts and deliveries, customer use of natural gas or water by billing cycle, and weather factors. Accrued unbilled revenue is reversed the following month when actual billings occur. NW Holdings' accrued unbilled revenue at December 31, 2020 and 2019 was $57.9 million and $56.2 million, respectively, substantially all of which is accrued unbilled revenue at NW Natural.

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

Revenue Taxes
Revenue-based taxes are primarily franchise taxes, which are collected from customers and remitted to taxing authorities. Revenue taxes are included in operating expenses in the statements of comprehensive income for NW Holdings and NW Natural. All revenue taxes are recorded at NW Natural and were $30.3 million, $30.3 million, and $30.1 million for 2020, 2019, and 2018, respectively.

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

After considering the significant exposure to quarantine-related job losses in Oregon and Washington state, NW Holdings and NW Natural expanded our standard review procedures for our allowance for uncollectible accounts calculation, including analyzing the significant indications of unemployment rate and comparing to historic economic data during the 2007-2009 time period when the country experienced an economic recession. We then considered other qualitative information including recent customer interactions related to payment plans and credit issues, statistics from our website related to credit inquiries, and economic stimulus provided by the federal government which could have a beneficial impact on residential and commercial customers' abilities to ultimately make payment on their accounts. Our provision calculation for residential and commercial accounts was estimated as a percentage of accounts that no customer payment was received for 90 or more days. For industrial accounts, we continue to analyze those accounts on an account-by-account basis with specific reserves taken as necessary.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool, substantially all of which is related to NW Natural's accounts receivable:

	As of December 31, 2019			As of December 31, 2020
		Year ended December 31, 2020
In thousands	Beginning Balance	Provision recorded(1)	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts
related to accounts receivable:
Residential	$432	$2,159	$(438)	$2,153
Commercial	57	821	(174)	704
Industrial	72	77	(7)	142
Accrued unbilled and other	112	166	(58)	220
Total	$673	$3,223	$(677)	$3,219
(1) Includes $2.3 million that was deferred to a regulatory asset for costs associated with COVID-19 that are recoverable in future rates.

ALLOWANCE FOR NET INVESTMENTS IN SALES-TYPE LEASES. NW Natural currently holds two net investments in sales-type leases, with substantially all of the net investment balance related to the North Mist natural gas storage agreement with Portland General Electric (PGE) which is billed under an OPUC-approved rate schedule. See Note 7 for more information on the North Mist lease. Due to the nature of this service, PGE may recover the costs of the lease through general rate cases. Therefore, we expect the risk of loss due to the credit of this lessee to be remote. As such, no allowance for uncollectibility was recorded for our sales-type lease receivables. NW Natural will continue monitoring the credit health of the lessees and the overall economic environment, including the economic factors closely tied to the financial health of our current and future lessees.

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

Gas storage inventories, which primarily represented inventories at the Gill Ranch Facility and are included in Discontinued operations - current assets on the consolidated balance sheets, mainly consist of natural gas received as fuel-in-kind from storage customers. Gas storage inventories are valued at the lower of average cost or net realizable value. Cushion gas is not included in inventory balances, is recorded at original cost, and is classified as a long-term plant asset.

Materials and supplies inventories consist of inventories both related to and unrelated to NGD and are stated at the lower of average cost or net realizable value.

NW Natural's NGD and gas storage inventories totaled $24.7 million and $27.5 million at 2020 and 2019, respectively. At December 31, 2020 and 2019, NW Holdings' materials and supplies inventories, which are comprised primarily of NW Natural's materials and supplies, totaled $18.0 million and $16.5 million, respectively.

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

Derivative contracts entered into for NGD requirements after the annual PGA rate has been set and maturing during the PGA year are subject to the PGA incentive sharing mechanism. In Oregon, NW Natural participates in a PGA sharing mechanism under which it is required to select either an 80% or 90% deferral of higher or lower gas costs such that the impact on current earnings from the gas cost sharing is either 20% or 10% of gas cost differences compared to PGA prices, respectively. For each of the PGA years in Oregon beginning November 1, 2020, 2019, and 2018, NW Natural selected the 90% deferral of gas cost differences. In Washington, 100% of the differences between the PGA prices and actual gas costs are deferred. See Note 16.

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

Fair Value
In accordance with fair value accounting, we use the following fair value hierarchy for determining inputs for our debt, pension plan assets, and derivative fair value measurements:
•Level 1: Valuation is based on quoted prices for identical instruments traded in active markets;
•Level 2: Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market; and
•Level 3: Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in valuing the asset or liability.

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

As of December 31, 2020 and 2019, NW Holdings had goodwill of $69.2 million and $49.9 million, respectively. All of NW Holdings' goodwill was acquired through the business combinations completed by NWN Water and its wholly-owned subsidiaries. No impairment charges were recorded as a result of the fourth quarter goodwill impairment assessment.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

In thousands, except per share data	2020	2019	2018
Net income from continuing operations	$70,273	$65,311	$67,311
Income (loss) from discontinued operations, net of tax	6,508	(3,576)	(2,742)
Net income	$76,781	$61,735	$64,569
Average common shares outstanding - basic	30,541	29,786	28,803
Additional shares for stock-based compensation plans (See Note 8)	58	73	70
Average common shares outstanding - diluted	30,599	29,859	28,873
Earnings from continuing operations per share of common stock:
Basic	$2.30	$2.19	$2.34
Diluted	2.30	2.19	2.33
Earnings (loss) from discontinued operations per share of common stock:
Basic	$0.21	$(0.12)	$(0.10)
Diluted	0.21	(0.12)	(0.09)
Earnings per share of common stock:
Basic	$2.51	$2.07	$2.24
Diluted	2.51	2.07	2.24
Additional information:
Anti-dilutive shares	1	—	2

4. SEGMENT INFORMATION

We primarily operate in one reportable business segment, which is NW Natural's local gas distribution business and is referred to as the NGD segment. During the second quarter of 2018, we moved forward with long-term strategic plans, which included a shift away from the California gas storage business, by entering into a Purchase and Sale Agreement that provided for the sale of all of the membership interests in Gill Ranch. See Note 19 for additional information. As such, we reevaluated reportable segments and concluded that the remaining gas storage activities no longer meet the requirements of a reportable segment. Interstate Storage Services and asset management activities at the Mist gas storage facility are now reported as other under NW Natural. NW Natural and NW Holdings also have investments and business activities not specifically related to the NGD segment, which are aggregated and reported as other and described below for each entity.

No individual customer accounts for over 10% of NW Holdings' or NW Natural's operating revenues.

Natural Gas Distribution
NW Natural's local gas distribution segment (NGD) is a regulated utility principally engaged in the purchase, sale, and delivery of natural gas and related services to customers in Oregon and southwest Washington. The NGD business is responsible for building and maintaining a safe and reliable pipeline distribution system, purchasing sufficient gas supplies from producers and marketers, contracting for firm and interruptible transportation of gas over interstate pipelines to bring gas from the supply basins into its service territory, and re-selling the gas to customers subject to rates, terms, and conditions approved by the OPUC or WUTC. NGD also includes taking customer-owned gas and transporting it from interstate pipeline connections, or city gates, to the customers’ end-use facilities for a fee, which is approved by the OPUC or WUTC. Approximately 88% of NGD customers are located in Oregon and 12% in Washington. On an annual basis, residential and commercial customers typically account for around 60% of total NGD volumes delivered and around 90% of NGD margin. Industrial customers largely account for the remaining volumes and NGD margin. A small amount of the margin is also derived from miscellaneous services, gains or losses from an incentive gas cost sharing mechanism, and other service fees.

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

In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion in Oregon, NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, and NW Natural RNG Holding Company, LLC, a holding company established to invest in the development and procurement of renewable natural gas.

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

NW Holdings
NW Holdings' activities in Other include all remaining activities not associated with NW Natural, specifically NWN Water, which consolidates the water and wastewater utility operations and is pursuing other investments in the water sector through itself and wholly-owned subsidiaries; NWN Gas Storage, a wholly-owned subsidiary of NWN Energy; NWN Energy's equity investment in TWH through August 6, 2020; and other pipeline assets in NNG Financial. For more information on the sale of TWH, see Note 14. Other also includes corporate revenues and expenses that cannot be allocated to other operations, including certain business development activities.

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

In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2020
Operating revenues	$741,072	$17,676	$758,748	$14,931	$773,679
Depreciation and amortization	100,591	995	101,586	2,097	103,683
Income (loss) from operations	137,724	9,916	147,640	711	148,351
Net income (loss) from continuing operations	63,555	7,008	70,563	(290)	70,273
Capital expenditures	263,777	2,271	266,048	6,968	273,016
Total assets at December 31, 2020	3,549,868	49,468	3,599,336	157,043	3,756,379
2019
Operating revenues	$720,528	$19,416	$739,944	$6,428	$746,372
Depreciation and amortization	89,415	990	90,405	1,091	91,496
Income (loss) from operations	135,918	11,428	147,346	(3,872)	143,474
Net income (loss) from continuing operations	60,828	8,146	68,974	(3,663)	65,311
Capital expenditures	219,880	1,500	221,380	2,091	223,471
Total assets at December 31, 2019(1)	3,273,835	47,652	3,321,487	91,833	3,413,320
2018
Operating revenues	$680,648	$24,923	$705,571	$572	$706,143
Depreciation and amortization	83,732	1,254	84,986	170	85,156
Income (loss) from operations	118,095	15,004	133,099	(937)	132,162
Net income (loss) from continuing operations	57,491	10,558	68,049	(738)	67,311
Capital expenditures	212,323	2,005	214,328	308	214,636
Total assets at December 31, 2018(1)	3,141,969	50,767	3,192,736	36,657	3,229,393
(1)     Total assets for NW Holdings exclude assets related to discontinued operations of $15.1 million and $13.3 million as of December 31, 2019, and 2018, respectively.

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

The following table presents additional segment information concerning NGD margin:

In thousands	2020	2019	2018
NGD margin calculation:
NGD operating revenues	$721,950	$708,472	$680,386
Other regulated services	19,122	12,056	262
Total NGD operating revenues	741,072	720,528	680,648
Less: NGD cost of gas	262,980	255,135	255,743
Environmental remediation expense	9,691	12,337	11,127
Revenue taxes	30,291	30,325	30,082
NGD margin	$438,110	$422,731	$383,696

5. COMMON STOCK

As of December 31, 2020 and 2019, NW Holdings had 100 million shares of common stock authorized. As of December 31, 2020, NW Holdings had 203,923 shares reserved for issuance of common stock under the Employee Stock Purchase Plan (ESPP) and 271,949 shares reserved for issuance under the Dividend Reinvestment and Direct Stock Purchase Plan (DRPP). At NW Holdings' election, shares sold through the DRPP may be purchased in the open market or through original issuance of shares reserved for issuance under the DRPP.

The Restated Stock Option Plan (SOP) was terminated with respect to new grants in 2012; however, options granted before the Restated SOP was terminated remain outstanding until the earlier of their expiration, forfeiture, or exercise. Options are now exercisable for shares of NW Holdings common stock. There were 9,438 options outstanding at December 31, 2020, which were granted prior to termination of the plan.

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

Stock Repurchase Program
NW Holdings has a share repurchase program under which it may purchase its common shares on the open market or through privately negotiated transactions. NW Holdings currently has Board authorization through May 2022 to repurchase up to an aggregate of the greater of 2.8 million shares or $100 million. No shares of common stock were repurchased pursuant to this program during the year ended December 31, 2020. Since the plan’s inception in 2000 under NW Natural, a total of 2.1 million shares have been repurchased at a total cost of $83.3 million.

The following table summarizes the changes in the number of shares of NW Holdings' common stock issued and outstanding:

In thousands	Shares
Balance, December 31, 2017	28,736
Sales to employees under ESPP	19
Stock-based compensation	64
Sales to shareholders under DRPP	61
Balance, December 31, 2018	28,880
Sales to employees under ESPP	18
Stock-based compensation	83
Equity issuance	1,438
Sales to shareholders under DRPP	53
Balance, December 31, 2019	30,472
Sales to employees under ESPP	3
Stock-based compensation	46
Sales to shareholders under DRPP	68
Balance, December 31, 2020	30,589

6. REVENUE

The following table presents disaggregated revenue from continuing operations:

	Year ended December 31, 2020
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$710,422	$—	$710,422	$—	$710,422
Gas storage revenue, net	—	9,759	9,759	—	9,759
Asset management revenue, net	—	2,532	2,532	—	2,532
Appliance retail center revenue	—	5,385	5,385	—	5,385
Other revenue	1,337	—	1,337	14,931	16,268
Revenue from contracts with customers	711,759	17,676	729,435	14,931	744,366

Alternative revenue	10,870	—	10,870	—	10,870
Leasing revenue	18,443	—	18,443	—	18,443
Total operating revenues	$741,072	$17,676	$758,748	$14,931	$773,679

	Year ended December 31, 2019
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$729,296	$—	$729,296	$—	$729,296
Gas storage revenue, net	—	10,240	10,240	—	10,240
Asset management revenue, net	—	3,705	3,705	—	3,705
Appliance retail center revenue	—	5,471	5,471	—	5,471
Other revenue	847	—	847	6,428	7,275
Revenue from contracts with customers	730,143	19,416	749,559	6,428	755,987

Alternative revenue	(20,984)	—	(20,984)	—	(20,984)
Leasing revenue	11,369	—	11,369	—	11,369
Total operating revenues	$720,528	$19,416	$739,944	$6,428	$746,372

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
Natural Gas Sales
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

Alternative Revenue
Weather normalization (WARM) and decoupling mechanisms are considered to be alternative revenue programs. Alternative revenue programs are considered to be contracts between NW Natural and its regulator and are excluded from revenue from contracts with customers.

Leasing Revenue
Leasing revenue primarily consists of revenues from NW Natural's North Mist Storage contract with Portland General Electric (PGE) in support of PGE's gas-fired electric power generation facilities under an initial 30-year contract with options to extend, totaling up to an additional 50 years upon mutual agreement of the parties. The facility is accounted for as a sales-type lease with regulatory accounting deferral treatment. The investment is included in rate base under an established cost-of-service tariff schedule, with revenues recognized according to the tariff schedule and as such, profit upon commencement was deferred and will be amortized over the lease term. Leasing revenue also contains rental revenue from small leases of property owned by NW Natural to third parties. The majority of these transactions are accounted for as operating leases and the revenue is recognized over the term of the lease agreement. Lease revenue is excluded from revenue from contracts with customers. See Note 7 for additional information.

NW Natural Other
Gas Storage Revenue
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

Asset Management Revenue
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

As of December 31, 2020, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $88.4 million. Of this amount, approximately $19.0 million will be recognized in 2021, $19.4 million in 2022, $17.8 million in 2023, $14.0 million in 2024, and $18.2 million thereafter. The amounts presented here are calculated using current contracted rates.

Appliance Retail Center Revenue
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

The components of lease revenue at NW Natural were as follows:

	Year ended December 31,
In thousands	2020	2019
Lease revenue
Operating leases	$88	$171
Sales-type leases	18,355	11,198
Total lease revenue	$18,443	$11,369

Total future minimum lease payments to be received under non-cancelable leases at NW Natural at December 31, 2020 are as follows:

In thousands	Operating	Sales-Type	Total
2021	$59	$17,518	$17,577
2022	55	17,026	17,081
2023	47	16,557	16,604
2024	47	15,867	15,914
2025	43	15,306	15,349
Thereafter	52	251,721	251,773
Total lease revenue	$303	$333,995	$334,298
Less: imputed interest		189,501
Total leases receivable		$144,494

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $4.3 million and $4.0 million at December 31, 2020 and 2019, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Additionally, future minimum lease payments of $0.5 million for each of the years ending 2021 and 2022 are to be received under non-cancelable operating leases associated with non-utility property rentals. For each of the years ended December 31, 2020 and 2019, approximately $0.5 million of lease revenue is presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's operations center. Our leases have remaining lease terms of one year to 19 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet.

As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Year ended December 31, 2020
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$4,381	$125	$4,506
Short-term lease expense	$1,010	$—	$1,010

	Year ended December 31, 2019
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$4,620	$191	$4,811
Short-term lease expense	$1,146	$—	$1,146

Supplemental balance sheet information related to operating leases as of December 31, 2020 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$77,328	$118	$77,446

Operating lease liabilities - current liabilities	$1,054	$51	$1,105
Operating lease liabilities - non-current liabilities	80,559	62	80,621
Total operating lease liabilities	$81,613	$113	$81,726

Supplemental balance sheet information related to operating leases as of December 31, 2019 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$2,760	$190	$2,950

Operating lease liabilities - current liabilities	$1,979	$122	$2,101
Operating lease liabilities - non-current liabilities	772	69	841
Total operating lease liabilities	$2,751	$191	$2,942

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

	2020	2019
Weighted-average remaining lease term (years)	19.2	1.0
Weighted-average discount rate	7.23%	3.98%

Commencement of Significant Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new corporate operations center in Portland, Oregon. Total estimated base rent payments over the life of the lease are approximately $159.4 million. There is an option to extend the term of the lease for two additional periods of seven years.

There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a regulatory asset on our balance sheet. The balance of the regulatory asset as of December 31, 2020 was $4.2 million.

Maturities of operating lease liabilities at December 31, 2020 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
2021	$6,760	$52	$6,812
2022	6,849	67	6,916
2023	6,986	—	6,986
2024	7,150	—	7,150
2025	7,185	—	7,185
Thereafter	123,784	—	123,784
Total lease payments	158,714	119	158,833
Less: imputed interest	77,101	6	77,107
Total lease obligations	81,613	113	81,726
Less: current obligations	1,054	51	1,105
Long-term lease obligations	$80,559	$62	$80,621

As of December 31, 2020, finance lease liabilities with maturities of less than one year were $0.7 million at NW Natural.

Cash Flow Information
Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2020
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,466	$131	$4,597
Finance cash flows from finance leases	$835	$—	$835
Right of use assets obtained in exchange for lease obligations
Operating leases	$78,539	$51	$78,590
Finance leases	$1,386	$—	$1,386

	Year ended December 31, 2019
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,447	$182	$4,629
Finance cash flows from finance leases	$120	$—	$120
Right of use assets obtained in exchange for lease obligations
Operating leases	$7,205	$372	$7,577
Finance leases	$312	$—	$312

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use asset for finance leases was $1.8 million and $0.5 million at December 31, 2020 and 2019, respectively.
8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees and officers of NW Holdings and its affiliates. These compensation plans include a Long Term Incentive Plan (LTIP), an ESPP, and a Restated SOP.

Long Term Incentive Plan
The LTIP is intended to provide a flexible, competitive compensation program for eligible officers and key employees. Under the LTIP, shares of NW Holdings common stock are authorized for equity incentive grants in the form of stock, restricted stock, restricted stock units, stock options, or performance shares. An aggregate of 1,100,000 shares were authorized for issuance as of December 31, 2020. Shares awarded under the LTIP may be purchased on the open market or issued as original shares.

Of the 1,100,000 shares of common stock authorized for LTIP awards at December 31, 2020, there were 435,758 shares available for issuance under any type of award. This assumes market, performance, and service-based grants currently outstanding are awarded at the target level. There were no outstanding grants of restricted stock or stock options under the LTIP at December 31, 2020 or 2019. The LTIP stock awards are compensatory awards for which compensation expense is based on the fair value of stock awards, with expense being recognized over the performance and vesting period of the outstanding awards. Forfeitures are recognized as they occur.

Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. The following table summarizes performance share expense information:

Dollars in thousands	Shares(1)	Expense During Award Year(2)	Total Expense for Award
Estimated award:
2018-2020 grant(3)	31,600	$2,137	$2,137
Actual award:
2017-2019 grant	41,537	$572	$1,971
2016-2018 grant	28,218	$598	$1,413
(1)     In addition to common stock shares, a participant also receives a dividend equivalent cash payment equal to the number of shares of common stock received on the award payout multiplied by the aggregate cash dividends paid per share during the performance period.

(2)     Amount represents the expense recognized in the third year of the vesting period noted above. For the 2018-2020 grant, mutual understanding of the award's key terms was established in the third year of the vesting period, triggering full expense recognition in 2020.
(3)    This represents the estimated number of shares to be awarded as of December 31, 2020 as certain performance share measures have been achieved. Amounts are subject to change with final payout amounts authorized by the Board of Directors in February 2021.

The aggregate number of performance shares granted and outstanding at the target and maximum levels were as follows:

Dollars in thousands	Performance Share Awards Outstanding		2020
Performance Period	Target	Maximum	Expense
2018-20	31,825	63,650	$2,137
2019-21	—	—	—
2020-22	—	—	—
Total	31,825	63,650	$2,137

Performance share awards are based on the achievement of a three-year ROIC threshold that must be met and a cumulative EPS factor, which can be modified by a TSR factor relative to the performance of the Russell 2500 Utilities Index over the three-year performance period. The performance period allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2021 and 2022, there is not a mutual understanding of the awards' key terms and conditions between NW Natural and the participants as of December 31, 2020, and therefore, no expense was recognized for the 2019-2021 and 2020-2022 performance period. NW Natural will calculate the grant date fair value and recognize expense once the final performance factor has been approved. If the target is achieved for the 2019-2021 and 2020-2022 awards, NW Holdings would grant for accounting purposes 35,170 and 31,830 shares in the first quarter of 2021 and 2022, respectively.

Compensation expense is recognized in accordance with accounting standards for stock-based compensation and calculated based on performance levels achieved and an estimated fair value using the Monte-Carlo method. Due to there not being a mutual understanding of the 2019-2021 and 2020-2022 awards' key terms and conditions as noted above, the grant date fair value has not yet been determined and no non-vested shares existed at December 31, 2020. The weighted-average grant date fair value of non-vested shares associated with the 2018-2020 awards was $78.96 per share at December 31, 2020. The weighted-average grant date fair value of shares vested during the year was $78.96 per share and there were no performance shares granted during the year and no unrecognized compensation expense for accounting purposes as of December 31, 2020.

Restricted Stock Units
In 2012, RSUs began being granted under the LTIP instead of stock options under the Restated SOP. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. Upon vesting, the RSU holder is issued one share of common stock plus a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. During 2020, total RSU expense was $2.0 million compared to $1.8 million in 2019 and $1.8 million in 2018. As of December 31, 2020, there was $3.7 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2025.

Information regarding the RSU activity is summarized as follows:

	Number of RSUs	Weighted - Average Price Per RSU
Nonvested, December 31, 2017	84,522	$53.90
Granted	32,450	57.59
Vested	(32,689)	50.75
Forfeited	(1,603)	59.95
Nonvested, December 31, 2018	82,680	56.47
Granted	36,018	65.29
Vested	(35,778)	54.22
Forfeited	(3,187)	63.89
Nonvested, December 31, 2019	79,733	61.17
Granted	33,594	55.58
Vested	(29,273)	59.29
Forfeited	(1,590)	69.71
Nonvested, December 31, 2020	82,464	$59.40

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

Information regarding the Restated SOP activity is summarized as follows:

	Option Shares	Weighted - Average Price Per Share	Intrinsic Value (In millions)
Balance outstanding and exercisable, December 31, 2017	91,688	$44.43	$1.4
Exercised	(35,450)	43.61	0.8
Forfeited	(300)	43.29	n/a
Balance outstanding and exercisable, December 31, 2018	55,938	44.96	0.9
Exercised	(45,000)	44.79	1.0
Forfeited	—	—	n/a
Balance outstanding and exercisable, December 31, 2019	10,938	45.67	0.3
Exercised	(1,500)	45.24	—
Expired	—	—	n/a
Balance outstanding and exercisable, December 31, 2020	9,438	$45.74	$—

The weighted-average remaining life of options exercisable and outstanding at December 31, 2020 was 0.17 years.

Employee Stock Purchase Plan
NW Holdings' ESPP allows employees of NW Holdings, NW Natural and certain designated subsidiaries to purchase common stock at 85% of the closing price on the trading day immediately preceding the initial offering date, which is set annually. For the 2020-2021 ESPP period, each eligible employee may purchase up to $21,232 worth of stock through payroll deductions over a period defined by the Board of Directors, with shares issued at the end of the subscription period.
Stock-Based Compensation Expense
Stock-based compensation expense is recognized as operations and maintenance expense or is capitalized as part of construction overhead at the entity at which the award recipient is employed. The following table summarizes the NW Holdings' financial statement impact, substantially all of which was recorded at NW Natural, of stock-based compensation under the LTIP, Restated SOP and ESPP:

In thousands	2020	2019	2018
Operations and maintenance expense, for stock-based compensation	$3,525	$2,172	$2,489
Income tax benefit	(933)	(575)	(659)
Net stock-based compensation effect on net income (loss)	2,592	1,597	1,830
Amounts capitalized for stock-based compensation	$841	$430	$531
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

At December 31, 2020 and 2019, NW Holdings had short-term debt outstanding of $304.5 million and $149.1 million, respectively. The weighted average interest rate of NW Holdings' short-term debt outstanding at December 31, 2020 and 2019 was 0.5% and 2.0%, respectively. At December 31, 2020 and 2019, NW Natural had $231.5 million and $125.1 million of commercial paper outstanding, respectively. The weighted average interest rate of commercial paper outstanding at December 31, 2020 and 2019 was 0.4% and 2.0%, respectively.

The carrying cost of commercial paper approximates fair value using Level 2 inputs. See Note 2 for a description of the fair value hierarchy. At December 31, 2020, NW Natural's commercial paper had a maximum remaining maturity of 166 days and an average remaining maturity of 47 days.

Credit Agreements
NW Holdings
In October 2018, NW Holdings entered into a $100.0 million credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $150.0 million. The maturity date of the agreement is October 2, 2023, with available extensions of commitments for two additional one-year periods, subject to lender approval.
The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2020 and 2019.

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

There was $73.0 million and $24.0 million of outstanding balances under the NW Holdings agreement at December 31, 2020 and 2019, respectively. No letters of credit were issued or outstanding under the NW Holdings agreement at December 31, 2020 and 2019. NW Holdings had a $1.0 million letter of credit issued and outstanding, separate from the aforementioned credit agreement, at December 31, 2019 for the purposes of facilitating the Suncadia acquisition. This letter of credit was extinguished upon the close of the transaction in February 2020.

NW Natural
In October 2018, NW Natural entered into a multi-year credit agreement for unsecured revolving loans totaling $300.0 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $450.0 million. The maturity date of the agreement is October 2, 2023 with available extensions of commitments for two additional one-year periods, subject to lender approval. The credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under NW Natural's credit agreement and no letters of credit issued or outstanding at December 31, 2020 and 2019.

NW Natural's credit agreement require NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2020 and 2019.

The credit agreement also requires NW Natural to maintain credit ratings with S&P and Moody’s and notify the lenders of any change in NW Natural's senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Natural's debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreement are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreement when ratings are changed.

Long-Term Debt
NW Holdings
At December 31, 2020 and 2019, NW Holdings had long-term debt outstanding of $955.4 million and $881.1 million, respectively; which included $7.5 million and $5.7 million of unamortized debt issuance costs at NW Natural, respectively. NW Holdings' long-term debt is primarily comprised of debt held at its wholly-owned subsidiaries NW Natural (shown below) and NWN Water. Long-term debt at NWN Water is primarily comprised of a two-year term loan agreement for $35.0 million, due in 2021. NWN Water entered into this agreement in June 2019 and the loan carried an interest rate of 0.70% at December 31, 2020, which is based upon the one-month LIBOR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2020, with a consolidated indebtedness to total capitalization ratio of 58.6%.

NW Natural
NW Natural's issuance of FMBs, which includes NW Natural's medium-term notes, under the Mortgage and Deed of Trust (Mortgage) is limited by eligible property, adjusted net earnings, and other provisions of the Mortgage. The Mortgage constitutes a first mortgage lien on substantially all of NW Natural's NGD property.

Maturities and Outstanding Long-Term Debt
Retirement of long-term debt for each of the annual periods through December 31, 2025 and thereafter are as follows:

In thousands	Long-term debt maturities
NW Natural
2021	$60,000
2022	—
2023	90,000
2024	—
2025	30,000
Thereafter	744,700
Total	$924,700
The following table presents debt outstanding as of December 31:

In thousands	2020	2019
NW Natural
First Mortgage Bonds:
5.370% Series due 2020	$—	$75,000
9.050% Series due 2021	10,000	10,000
3.176% Series due 2021	50,000	50,000
3.542% Series due 2023	50,000	50,000
5.620% Series due 2023	40,000	40,000
7.720% Series due 2025	20,000	20,000
6.520% Series due 2025	10,000	10,000
7.050% Series due 2026	20,000	20,000
3.211% Series due 2026	35,000	35,000
7.000% Series due 2027	20,000	20,000
2.822% Series due 2027	25,000	25,000
6.650% Series due 2027	19,700	19,700
6.650% Series due 2028	10,000	10,000
3.141% Series due 2029	50,000	50,000
7.740% Series due 2030	20,000	20,000
7.850% Series due 2030	10,000	10,000
5.820% Series due 2032	30,000	30,000
5.660% Series due 2033	40,000	40,000
5.250% Series due 2035	10,000	10,000
4.000% Series due 2042	50,000	50,000
4.136% Series due 2046	40,000	40,000
3.685% Series due 2047	75,000	75,000
4.110% Series due 2048	50,000	50,000
3.869% Series due 2049	90,000	90,000
3.600% Series due 2050	150,000	—
Long-term debt, gross	924,700	849,700
Less: current maturities	60,000	75,000
Total long-term debt	$864,700	$774,700

First Mortgage Bonds
In March 2020, NW Natural issued $150.0 million of FMBs with an interest rate of 3.600%, due in 2050.

Retirements of Long-Term Debt
In February 2020, NW Natural retired $75.0 million of FMBs with an interest rate of 5.370%.

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

The following table provides an estimate of the fair value of NW Holdings' long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	December 31,
In thousands	2020	2019
Gross long-term debt	$962,905	$886,776
Unamortized debt issuance costs	(7,480)	(5,712)
Carrying amount	$955,425	$881,064
Estimated fair value(1)	$1,136,311	$957,268
(1) Estimated fair value does not include unamortized debt issuance costs.

The following table provides an estimate of the fair value of NW Natural's long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	December 31,
In thousands	2020	2019
Gross long-term debt	$924,700	$849,700
Unamortized debt issuance costs	(7,480)	(5,712)
Carrying amount	$917,220	$843,988
Estimated fair value(1)	$1,097,348	$919,835
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
Effective January 1, 2007 and 2010, the Pension Plan and postretirement benefits for non-union employees and union employees, respectively, were closed to new participants.

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

The following table provides a reconciliation of the changes in NW Natural's benefit obligations and fair value of plan assets, as applicable, for NW Natural's pension and other postretirement benefit plans, excluding the Retirement K Savings Plan, and a summary of the funded status and amounts recognized in NW Holdings' and NW Natural's consolidated balance sheets as of December 31:

	Postretirement Benefit Plans
	Pension Benefits		Other Benefits
In thousands	2020	2019	2020	2019
Reconciliation of change in benefit obligation:
Obligation at January 1	$515,668	$455,568	$29,568	$28,172
Service cost	6,614	6,308	258	244
Interest cost	16,161	18,683	905	1,117
Net actuarial loss	52,777	58,269	145	1,809
Benefits paid	(25,073)	(23,160)	(1,837)	(1,774)
Obligation at December 31	$566,147	$515,668	$29,039	$29,568

Reconciliation of change in plan assets:
Fair value of plan assets at January 1	$313,051	$257,797	$—	$—
Actual return on plan assets	54,600	65,104	—	—
Employer contributions	31,354	13,310	1,837	1,774
Benefits paid	(25,073)	(23,160)	(1,837)	(1,774)
Fair value of plan assets at December 31	$373,932	$313,051	$—	$—
Funded status at December 31	$(192,215)	$(202,617)	$(29,039)	$(29,568)

At December 31, 2020, the net liability (benefit obligations less market value of plan assets) for the Pension Plan decreased $13.1 million compared to 2019. The decrease in the net pension liability is primarily due to the $60.9 million increase in plan assets, partially offset by the $47.8 million increase to the pension benefit obligation. The liability for non-qualified plans increased $2.7 million, and the liability for other postretirement benefits decreased $0.5 million in 2020.

NW Natural's Pension Plan had a projected benefit obligation of $525.1 million and $477.3 million at December 31, 2020 and 2019, respectively, and fair values of plan assets of $373.9 million and $313.1 million, respectively. The plan had an accumulated benefit obligation of $480.0 million and $434.9 million at December 31, 2020 and 2019, respectively.

The following table presents amounts realized through regulatory assets or in other comprehensive loss (income) for the years ended December 31:

	Regulatory Assets						Other Comprehensive Loss (Income)
	Pension Benefits			Other Postretirement Benefits			Pension Benefits
In thousands	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net actuarial loss (gain)	$16,170	$10,424	$14,261	$145	$1,809	$(327)	$3,873	$3,595	$(677)
Amortization of:
Prior service (cost) credit	—	(7)	(42)	468	468	468	—	—	—
Actuarial loss	(18,627)	(14,057)	(18,761)	(607)	(369)	(448)	(923)	(648)	(1,052)
Total	$(2,457)	$(3,640)	$(4,542)	$6	$1,908	$(307)	$2,950	$2,947	$(1,729)

The following table presents amounts recognized in regulatory assets and accumulated other comprehensive loss (AOCL) at December 31:

	Regulatory Assets				AOCL
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
In thousands	2020	2019	2020	2019	2020	2019
Prior service cost (credit)	$—	$—	$(801)	$(1,270)	$—	$—
Net actuarial loss	164,446	166,903	7,167	7,629	17,434	14,484
Total	$164,446	$166,903	$6,366	$6,359	$17,434	$14,484

The following table presents amounts recognized by NW Holdings and NW Natural in AOCL and the changes in AOCL related to NW Natural's non-qualified employee benefit plans:

	Year ended December 31,
In thousands	2020	2019
Beginning balance	$(10,733)	$(7,188)
Amounts reclassified to AOCL	(3,873)	(3,611)
Amounts reclassified from AOCL:
Amortization of actuarial losses	923	648
Reclassification of stranded tax effects(1)	—	(1,366)
Total reclassifications before tax	(2,950)	(4,329)
Tax expense	781	784
Total reclassifications for the period	(2,169)	(3,545)
Ending balance	$(12,902)	$(10,733)
(1) Reclassification of $1.4 million of income tax effects resulting from the TCJA from accumulated other comprehensive loss to retained earnings was made pursuant to the adoption of ASU 2018-02. See Note 2.

In 2021, NW Natural will amortize an estimated $20.8 million from regulatory assets to net periodic benefit costs, consisting of $21.3 million of actuarial losses offset by $0.5 million of prior service credits.

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

The following table presents the Pension Plan asset target allocation at December 31, 2020:

Asset Category	Target Allocation
Long government/credit	20%
U.S. large cap equity	18
Non-U.S. equity	18
Absolute return strategies	12
U.S. small/mid cap equity	10
Real estate funds	7
High yield bonds	5
Emerging markets equity	5
Emerging market debt	5

Non-qualified supplemental defined benefit plan obligations were $41.0 million and $38.3 million at December 31, 2020 and 2019, respectively. These plans are not subject to regulatory deferral, and the changes in actuarial gains and losses, prior service costs, and transition assets or obligations are recognized in AOCL, net of tax until they are amortized as a component of net periodic benefit cost. These are unfunded, non-qualified plans with no plan assets; however, a significant portion of the obligations is indirectly funded with company and trust-owned life insurance and other assets.

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

	Pension Benefits			Other Postretirement Benefits
In thousands	2020	2019	2018	2020	2019	2018
Service cost	$6,614	$6,308	$7,185	$258	$244	$282
Interest cost	16,161	18,684	16,991	905	1,116	964
Expected return on plan assets	(21,865)	(20,854)	(20,639)	—	—	—
Amortization of prior service cost (credit)	—	7	43	(468)	(468)	(468)
Amortization of net actuarial loss	19,550	14,704	19,813	607	368	448
Net periodic benefit cost	20,460	18,849	23,393	1,302	1,260	1,226
Amount allocated to construction	(2,798)	(2,493)	(2,764)	(98)	(86)	(98)
Amount deferred to regulatory balancing account	—	—	(10,314)	—	—	—
Net periodic benefit cost charged to expense	17,662	16,356	10,315	1,204	1,174	1,128
Regulatory pension disallowance	—	10,500	—	—	—	—
Amortization of regulatory balancing account	7,131	16,841	—	—	—	—
Net amount charged to expense	$24,793	$43,697	$10,315	$1,204	$1,174	$1,128

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

Total amortization of the regulatory balancing account of $7.1 million and $16.8 million was recognized in 2020 and 2019, respectively, of which $2.6 million and $6.2 million was charged to operations and maintenance expense, respectively, and $4.5 million and $10.6 million was charged to other income (expense), net, respectively. Total deferrals of the regulatory balancing account were $10.3 million in 2018, of which $2.4 million was deferred from operations and maintenance expense and $7.9 million was deferred from other income (expense), net.

The following table provides the assumptions used in measuring periodic benefit costs and benefit obligations for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Assumptions for net periodic benefit cost:
Weighted-average discount rate	3.18%	4.19%	3.51%	3.11%	4.13%	3.44%
Rate of increase in compensation	3.50%	3.25-3.50%	3.25-4.50%	n/a	n/a	n/a
Expected long-term rate of return	7.25%	7.50%	7.50%	n/a	n/a	n/a
Assumptions for year-end funded status:
Weighted-average discount rate	2.36%	3.16%	4.20%	2.34%	3.11%	4.13%
Rate of increase in compensation(1)	3.50-6.50%	3.50-6.50%	3.25-4.50%	n/a	n/a	n/a
Expected long-term rate of return	7.25%	7.25%	7.50%	n/a	n/a	n/a
(1) Rate assumption is 6.50% in 2020 and 3.50% thereafter. The 2020 compensation increase assumption was a result of the 2019 execution of a new collective bargaining agreement with unionized members of NW Natural effective December 1, 2019.

The assumed annual increase in health care cost trend rates used in measuring other postretirement benefits as of December 31, 2020 was 6.25%. These trend rates apply to both medical and prescription drugs. Medical costs and prescription drugs are assumed to decrease gradually each year to a rate of 4.75% by 2026.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans; however, other postretirement benefit plans have a cap on the amount of costs reimbursable by NW Natural.

Mortality assumptions are reviewed annually and are updated for material changes as necessary. In 2020, mortality rate assumptions were updated from Pri-2012 mortality tables using scale MP-2019 to Pri-2012 mortality tables using scale MP-2020, which partially offset increases of the projected benefit obligation.

The following table provides information regarding employer contributions and benefit payments for NW Natural's Pension Plan, non-qualified pension plans, and other postretirement benefit plans for the years ended December 31, and estimated future contributions and payments:

In thousands	Pension Benefits	Other Benefits
Employer Contributions:
2019	$13,310	$1,774
2020	31,362	1,837
2021 (estimated)	22,465	1,654
Benefit Payments:
2018	21,918	1,674
2019	23,160	1,774
2020	25,073	1,837
Estimated Future Benefit Payments:
2021	24,609	1,654
2022	25,299	1,664
2023	26,083	1,694
2024	26,807	1,690
2025	27,399	1,678
2026-2030	149,287	7,815

Employer Contributions to Company-Sponsored Defined Benefit Pension Plan
NW Natural makes contributions to its Pension Plan based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The Pension Protection Act of 2006 (the Act) established funding requirements for defined benefit plans. The Act establishes a 100% funding target over seven years for plan years beginning after December 31, 2008. In July 2012, President Obama signed the Moving Ahead for Progress in the 21st Century Act (MAP-21) into law, which changed several provisions affecting pension plans, including temporary funding relief and Pension Benefit Guaranty Corporation (PBGC) premium increases, which shifts the level of minimum required contributions from the short-term to the long-term as well as increasing the operational costs of running a pension plan. MAP-21 established a new minimum and maximum corridor for segment rates based on a 25-year average of bond yields, which resulted in lower minimum contributions requirements than those under previous regulations. MAP-21, as amended, provides for the current corridor to be in effect through 2020 and subsequently broaden on an annual basis from 2021 through 2024.

The Pension Plan was underfunded by $151.2 million at December 31, 2020. NW Natural made cash contributions totaling $29.0 million to its Pension Plan for 2020. During 2021, NW Natural expects to make contributions of approximately $20.1 million to this plan.

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

Payments were $0.7 million for 2020, and as of December 31, 2020 the liability balance was $6.1 million. Contributions to the plan were $0.6 million for each of 2019 and 2018, which was approximately 5% to 6% of the total contributions to the plan by all employer participants in those years.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $8.3 million, $7.0 million, and $6.5 million for 2020, 2019, and 2018, respectively. The Retirement K Savings Plan includes an Employee Stock Ownership Plan.

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
The following tables present the fair value of NW Natural's Pension Plan assets, including outstanding receivables and liabilities, of NW Natural's retirement trust fund:

In thousands	December 31, 2020
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$—	$—	$—	$117,764	$117,764
International / Global equity	39,114	—	—	78,092	117,206
Liability hedging	—	—	—	111,041	111,041
Opportunistic	—	—	—	25,625	25,625
Cash and cash equivalents	—	—	—	2,295	2,295
Total investments	$39,114	$—	$—	$334,817	$373,931

	December 31, 2019
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$—	$—	$—	$95,604	$95,604
International / Global equity	33,168	—	—	74,337	107,505
Liability hedging	—	—	—	93,028	93,028
Opportunistic	—	—	—	9,864	9,864
Cash and cash equivalents	—	—	—	7,049	7,049
Total investments	$33,168	$—	$—	$279,882	$313,050

				December 31,
				2020	2019
Receivables:
Accrued interest and dividend income				$6,429	$3,243
Total receivables				6,429	3,243
Liabilities:
Due to broker for securities purchased				6,429	3,242
Total investment in retirement trust				$373,931	$313,051
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

11. INCOME TAX

The following table provides a reconciliation between income taxes calculated at the statutory federal tax rate and the provision for income taxes reflected in the NW Holdings and NW Natural statements of comprehensive income or loss for December 31:

	NW Holdings			NW Natural
Dollars in thousands	2020	2019	2018	2020	2019	2018
Income taxes at federal statutory rate	$19,185	$16,370	$19,222	$19,248	$17,438	$19,434
Increase (decrease):
State income tax, net of federal	6,389	4,422	4,927	6,385	4,716	4,982
Differences required to be flowed-through by regulatory commissions	(3,960)	(5,772)	1,302	(3,960)	(5,772)	1,302
Deferred tax rate differential post-TCJA	—	—	(76)	—	—	(75)
Regulatory settlement	—	(1,129)	—	—	(1,129)	—
Other, net	(532)	(1,249)	(1,184)	(578)	(1,188)	(1,184)
Total provision for income taxes	$21,082	$12,642	$24,191	$21,095	$14,065	$24,459
Effective tax rate	23.1%	16.2%	26.4%	23.0%	16.9%	26.4%

The NW Holdings and NW Natural effective income tax rates for 2020 compared to 2019 changed primarily as a result of higher pre-tax income, the Oregon Corporate Activity Tax effective January 1, 2020, and amortization of excess deferred income tax benefits as ordered by regulatory commissions. The NW Holdings and NW Natural effective income tax rates for 2019 compared to 2018 changed primarily as a result of lower pre-tax income and amortization of excess deferred income tax benefits as ordered by regulatory commissions.

The provision for current and deferred income taxes consists of the following at December 31:

	NW Holdings			NW Natural
In thousands	2020	2019	2018	2020	2019	2018
Current
Federal	$10,106	$5,530	$8,953	$11,092	$6,755	$9,127
State	5,971	1,667	3,785	5,357	2,101	3,846
Total current income taxes	16,077	7,197	12,738	16,449	8,856	12,973
Deferred
Federal	2,888	1,515	9,001	1,921	1,340	9,025
State	2,117	3,930	2,452	2,725	3,869	2,461
Total deferred income taxes	5,005	5,445	11,453	4,646	5,209	11,486
Income tax provision	$21,082	$12,642	$24,191	$21,095	$14,065	$24,459

The following table summarizes the tax effect of significant items comprising NW Holdings and NW Natural's deferred income tax balances recorded at December 31:

	NW Holdings		NW Natural
In thousands	2020	2019	2020	2019
Deferred tax liabilities:
Plant and property	$297,078	$269,886	$290,105	$281,044
Leases receivable	39,396	40,133	39,396	40,133
Pension and postretirement obligations	25,066	22,635	25,066	22,635
Income tax regulatory asset	17,104	19,382	17,104	19,382
Lease right of use assets	21,613	778	21,596	731
Other	—	748	—	407
Total deferred income tax liabilities	$400,257	$353,562	$393,267	$364,332
Deferred income tax assets:
Income tax regulatory liability	$52,590	$54,259	$52,366	$54,259
Lease liabilities	21,622	775	21,606	728
Other intangible assets	4,485	2,723	—	—
Net operating losses and credits carried forward	861	162	80	48
Other	1,407	—	1,181	—
Total deferred income tax assets	$80,965	$57,919	$75,233	$55,035
Total net deferred income tax liabilities	$319,292	$295,643	$318,034	$309,297

At December 31, 2020 and 2019, regulatory income tax assets of $14.6 million and $16.9 million, respectively, were recorded by NW Natural, a portion of which is recorded in current assets. These regulatory income tax assets primarily represent future rate recovery of deferred tax liabilities, resulting from differences in NGD plant financial statement and tax bases and NGD plant removal costs, which were previously flowed through for rate making purposes and to take into account the additional future taxes, which will be generated by that recovery. These deferred tax liabilities, and the associated regulatory income tax assets, are currently being recovered through customer rates. At December 31, 2020 and 2019, regulatory income tax assets of $2.5 million and $2.5 million, respectively, were recorded by NW Natural, representing future recovery of deferred tax liabilities resulting from the equity portion of AFUDC. At December 31, 2020, regulatory income tax assets of $1.7 million were recorded by NW Natural, representing future recovery of Oregon Corporate Activity tax that was deferred between January 1, 2020 and October 31, 2020. In October 2020, the OPUC issued an order providing for recovery of deferred Oregon CAT as well as CAT incurred prospectively beginning November 1, 2020

At December 31, 2020 and 2019, deferred tax assets of $52.4 million and $54.3 million, respectively, were recorded by NW Natural representing the future income tax benefit associated with the excess deferred income tax regulatory liability recorded as a result of the lower federal corporate income tax rate provided for by the TCJA. At December 31, 2020 and 2019, regulatory liability balances representing the benefit of the change in deferred taxes as a result of the TCJA of $197.8 million and $205.0 million, respectively, were recorded by NW Natural.
NW Natural’s natural gas utility rates include an allowance to provide for the recovery of the anticipated provision for income taxes incurred as a result of providing regulated services. As a result of the 21 percent federal corporate income tax rate enacted in 2017, NW Natural recorded an additional regulatory liability in 2018 and 2019 reflecting the deferral of the estimated rate benefit for customers. The deferral period for Oregon ended on October 31, 2018 coincident with new rates beginning November 1, 2018. The deferral period for Washington ended on October 31, 2019 coincident with new rates beginning November 1, 2019. At December 31, 2019, a regulatory liability of $1.7 million was recorded to reflect this estimated revenue deferral. The liability has been completely amortized to customers’ benefit as of December 31, 2020.

NW Holdings and NW Natural assess the available positive and negative evidence to estimate if sufficient taxable income will be generated to utilize their respective existing deferred tax assets. Based upon this assessment, NW Holdings and NW Natural determined that it is more likely than not that all of their respective deferred tax assets recorded as of December 31, 2020 will be realized.
The Company estimates it has net operating loss (NOL) carryforwards of $0.3 million for federal taxes and $11.5 million for state taxes at December 31, 2020. We anticipate fully utilizing these NOL carryforward balances before they begin to expire in 2030 for federal and 2023 for state. Oregon Energy Incentive Program (EIP) credits, California alternative minimum tax (AMT) credits and Idaho investment tax credits (ITC) of $0.1 million are also available. The EIP credits expires in 2025. The AMT credits do not expire. The ITC credits expire in 2033.

Uncertain tax positions are accounted for in accordance with accounting standards that require an assessment of the anticipated settlement outcome of material uncertain tax positions taken in a prior year, or planned to be taken in the current year. Until such positions are sustained, the uncertain tax benefits resulting from such positions would not be recognized. No reserves for uncertain tax positions were recorded as of December 31, 2020, 2019, or 2018.

The federal income tax returns for tax years 2016 and earlier are closed by statute. The IRS Compliance Assurance Process (CAP) examination of the 2017 and 2018 tax years have been completed. There were no material changes to these returns as filed. The 2019 and 2020 tax years are currently under IRS CAP examination. Our 2021 CAP application has been filed. Under the CAP program, NW Holdings and NW Natural work with the IRS to identify and resolve material tax matters before the tax return is filed each year.
As of December 31, 2020, income tax years 2016 through 2019 remain open for examination by the State of California. Income tax years 2018 and 2019 are open for examination by the State of Idaho. The State of Oregon examined the Oregon corporate income tax returns for tax years 2015, 2016, and 2017. No material changes occurred as a result of this examination. Tax years 2018 and 2019 are open for examination by the State of Oregon.

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

Under pre-TCJA law, business interest was generally deductible in the determination of taxable income. The TCJA imposed a new limitation on the deductibility of net business interest expense in excess of approximately 30 percent of adjusted taxable income. Taxpayers operating in the trade or business of a regulated utility are excluded from these new interest expense limitations. Final U.S. Treasury Regulations became effective in November of 2020 which provide a de minimis rule whereby if 90 percent or more of a taxpayer's adjusted asset basis is allocable to regulated utility activities, then all of the business interest expense of that taxpayer is deemed to be excepted business interest of the regulated utility activity and is thereby not limited under the TCJA. As a result of the de minimis rule, NW Holdings and NW Natural anticipate that business interest expense will not be limited under the TCJA.

The TCJA generally provides for immediate full expensing for qualified property both acquired and placed in service after September 27, 2017 and before January 1, 2023. This would generally provide for accelerated cost recovery for capital investments. However, the definition of qualified property excludes property used in the trade or business of a regulated utility. Final U.S. Treasury Regulations were published in September of 2019 which clarified that bonus tax depreciation would not be available for regulated utility activity assets both acquired and placed in service by NW Holdings or NW Natural on or after January 1, 2018. Final U.S. Treasury Regulations released in September of 2020 clarified that long production period property acquired before September 27, 2017 continues to qualify for bonus depreciation in the year placed in service consistent with pre-TCJA law.

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

In October 2019, the WUTC issued an order addressing the regulatory amortization of the income tax benefits from the TCJA that NW Natural deferred for Washington customers in December of 2017. Under the order, NW Natural provided deferred income tax benefits from the TCJA to customers through base rate credits beginning November 1, 2019.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations at December 31:

In thousands	2020	2019
NW Natural:
NGD plant in service	$3,548,543	$3,302,049
NGD work in progress	63,901	84,965
Less: Accumulated depreciation	1,055,809	1,017,931
NGD plant, net	2,556,635	2,369,083
Other plant in service	66,300	63,513
Other construction work in progress	5,032	5,548
Less: Accumulated depreciation	19,637	18,662
Other plant, net	51,695	50,399
Total property, plant, and equipment	$2,608,330	$2,419,482

Other (NW Holdings):
Other plant in service	$50,263	$20,671
Less: Accumulated depreciation	3,823	1,254
Other plant, net	46,440	19,417

NW Holdings:
Total property, plant, and equipment	$2,654,770	$2,438,899

NW Natural and NW Holdings:
Capital expenditures in accrued liabilities	$25,129	$32,502

Accumulated depreciation does not include the accumulated provision for asset removal costs of $428.0 million and $401.9 million at December 31, 2020 and 2019, respectively. These accrued asset removal costs are reflected on the balance sheet as regulatory liabilities. See Note 2.

NW Holdings
Other plant balances include long-lived assets associated with water operations and non-regulated activities not held by NW Natural or its subsidiaries.

NW Natural
Other plant balances include long-lived assets not related to NGD and long-lived assets that may be used to support NGD operations.

The weighted average depreciation rate for NGD assets was 3.0% in 2020, 2.9% in 2019, and 2.8% in 2018. The weighted average depreciation rate for assets not related to NGD was 1.8% in 2020, 1.8% in 2019, and 2.2% in 2018.

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
13. GAS RESERVES

NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of December 31, 2020. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities in the consolidated balance sheets. The investment in gas reserves provides long-term price protection for NGD customers through the original agreement with Encana Oil & Gas (USA) Inc. under which NW Natural invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

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

Gas reserves acted to hedge the cost of gas for approximately 5%, 5% and 6% of NGD gas supplies for the years ended December 31, 2020, 2019, and 2018, respectively.

The following table outlines NW Natural's net gas reserves investment at December 31:

In thousands	2020	2019
Gas reserves, current	$11,409	$15,278
Gas reserves, non-current	175,898	172,029
Less: Accumulated amortization	141,414	123,635
Total gas reserves(1)	45,893	63,672
Less: Deferred taxes on gas reserves	10,572	15,515
Net investment in gas reserves	$35,321	$48,157
(1)     The net investment in additional wells included in total gas reserves was $3.0 million and $3.8 million at December 31, 2020 and 2019, respectively.

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
14. INVESTMENTS

Investments include financial investments in life insurance policies, and equity method investments in certain partnerships and limited liability companies. The following table summarizes other investments at December 31:

	NW Holdings		NW Natural
In thousands	2020	2019	2020	2019
Investments in life insurance policies	$49,241	$49,837	$49,241	$49,837
Investments in gas pipeline	—	13,472	—	—
Other	18	24	—	—
Total other investments	$49,259	$63,333	$49,241	$49,837

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

TWH was a variable interest entity reported under equity method accounting through its sale. The investment in TWH did not meet the criteria to be classified as held for sale or discontinued operations. The investment balance in TWH was $13.4 million at December 31, 2019.
15. BUSINESS COMBINATIONS

2020 Business Combinations
During the year ended December 31, 2020, NWN Water and its subsidiaries completed two significant acquisitions qualifying as business combinations. The aggregate fair value of the preliminary cash consideration transferred for these acquisitions was $38.1 million, most of which was preliminarily allocated to property, plant and equipment and goodwill. These transactions align with NW Holdings' water sector strategy as it continues to expand its water services territories in the Pacific Northwest and beyond and included:
•Suncadia Water Company, LLC and Suncadia Environmental Company, LLC which were acquired by NWN Water of Washington on January 31, 2020, and
•T&W Water Service Company which was acquired by NWN Water of Texas on March 2, 2020.

As each of these acquisitions met the criteria of a business combination, a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. The allocation for each of these business combinations is considered preliminary as of December 31, 2020, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate these businesses. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used and was made using existing regulatory conditions for net assets associated with Suncadia Water Company, LLC and T&W Water Service Company. This allocation is considered preliminary as of December 31, 2020, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate the acquired businesses. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period for all acquisitions described above.

Total preliminary goodwill of $18.2 million was recognized from the acquisitions described above. No intangible assets aside from goodwill were acquired. The goodwill recognized is attributable to the regulated water utility service territories, experienced workforces, and the strategic benefits from both the water and wastewater utilities expected from growth in their service territories. The total amount of goodwill that is expected to be deductible for income tax purposes is approximately $16.5 million. The acquisition costs associated with each business combination were expensed as incurred. The results of these business combinations were not material to the consolidated financial results of NW Holdings for the year ended December 31, 2020.

Other Business Combinations
During the year ended December 31, 2020, NWN Water completed three additional acquisitions, comprised of four water systems and one wastewater system, which qualified as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions was approximately $1.5 million. These business combinations were not significant to NW Holdings' results of operations.

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

Final goodwill of $41.1 million was recognized from this acquisition. The goodwill recognized is attributable to Sunriver's regulated water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were acquired. The total amount of goodwill that is expected to be deductible for income tax purposes is approximately $50.0 million.

The final purchase price for the acquisition has been allocated to the net assets acquired as of the acquisition date and is as follows:

In thousands	May 31, 2020
Current assets	$222
Property, plant and equipment	12,866
Goodwill	41,054
Deferred tax assets	828
Current liabilities	(22)
Total net assets acquired	$54,948

The amount of Sunriver revenues included in NW Holdings' consolidated statements of comprehensive income was $6.6 million for the year ended December 31, 2020. Earnings included in NW Holdings' consolidated statements of comprehensive income was $1.6 million for the year ended December 31, 2020.

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

As a result of all acquisitions completed, total goodwill was $69.2 million as of December 31, 2020 and $49.9 million as of December 31, 2019. The increase in the goodwill balance was primarily due to additions associated with our acquisitions in the water sector. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
16. DERIVATIVE INSTRUMENTS

NW Natural enters into financial derivative contracts to hedge a portion of the NGD segment’s natural gas sales requirements. These contracts include swaps, options, and combinations of option contracts. These derivative financial instruments are primarily used to manage commodity price variability. A small portion of NW Natural's derivative hedging strategy involves foreign currency forward contracts.

NW Natural enters into these financial derivatives, up to prescribed limits, primarily to hedge price variability related to term physical gas supply contracts as well as to hedge spot purchases of natural gas. The foreign currency forward contracts are used to hedge the fluctuation in foreign currency exchange rates for pipeline demand charges paid in Canadian dollars.

In the normal course of business, NW Natural also enters into indexed-price physical forward natural gas commodity purchase contracts and options to meet the requirements of NGD customers. These contracts qualify for regulatory deferral accounting treatment.
NW Natural also enters into exchange contracts related to the third-party asset management of its gas portfolio, some of which are derivatives that do not qualify for hedge accounting or only partial regulatory deferral, but are subject to NW Natural's regulatory sharing agreement. These derivatives are recognized in operating revenues, net of amounts shared with NGD customers.

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	At December 31,
In thousands	2020	2019
Natural gas (in therms):
Financial	784,400	651,540
Physical	457,593	512,849
Foreign exchange	$5,896	$6,650

Purchased Gas Adjustment (PGA)
Derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are reflected in the weighted-average cost of gas in the PGA filing. Rates and hedging approaches may vary between states due to different rate structures and mechanisms. In addition, as required with the Washington PGA filing, NW Natural incorporated and began implementing risk-responsive hedging strategies for its Washington gas supplies. Hedge contracts entered into after the start of the PGA period are subject to the PGA incentive sharing mechanism in Oregon. NW Natural entered the 2020-21 and 2019-20 gas years with forecasted sales volumes hedged at 53% and 52% in financial swap and option contracts, and 17% and 19% in physical gas supplies, respectively. Hedge contracts entered into prior to the PGA filing, in September 2020, were included in the PGA for the 2020-21 gas year. Hedge contracts entered into after the PGA filing, and related to subsequent gas years, may be included in future PGA filings and qualify for regulatory deferral.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments, which also represents all derivative instruments at NW Holdings:

	December 31, 2020		December 31, 2019
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$7,342	$312	$9,863	$102
Operating revenues (expense)	(1,212)	—	(568)	—
Amounts deferred to regulatory accounts on balance sheet	(6,306)	(312)	(9,376)	(102)
Total gain (loss) in pre-tax earnings	$(176)	$—	$(81)	$—
Unrealized Gain/Loss
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

Realized Gain/Loss
NW Natural realized net gains of $2.3 million and $17.9 million for the years ended December 31, 2020 and 2019, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of December 31, 2020 or 2019. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2020 or 2019. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

Based upon current commodity financial swap and option contracts outstanding, which reflect unrealized gains of $13.1 million at December 31, 2020, we have estimated the level of collateral demands, with and without potential adequate assurance calls, using current gas prices and various credit downgrade rating scenarios for NW Natural as follows:

		Credit Rating Downgrade Scenarios
In thousands	(Current Ratings) A+/A3	BBB+/Baa1	BBB/Baa2	BBB-/Baa3	Speculative
With Adequate Assurance Calls	$—	$—	$—	$—	$51
Without Adequate Assurance Calls	$—	$—	$—	$—	$51

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

If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $14.1 million and a liability of $1.3 million as of December 31, 2020, and an asset of $9.4 million and a liability of $1.9 million as of December 31, 2019.

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

We actively monitor NW Natural's derivative credit exposure and place counterparties on hold for trading purposes or require other forms of credit assurance, such as letters of credit, cash collateral, or guarantees as circumstances warrant. The ongoing assessment of counterparty credit risk includes consideration of credit ratings, credit default swap spreads, bond market credit spreads, financial condition, government actions, and market news. A Monte Carlo simulation model is used to estimate the change in credit and liquidity risk from the volatility of natural gas prices. The results of the model are used to establish trading limits. NW Natural's outstanding financial derivatives at December 31, 2020 mature by October 31, 2022.

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

Fair Value
In accordance with fair value accounting, NW natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads, and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at December 31, 2020. As of December 31, 2020 and 2019, the net fair value was an asset of $12.8 million and $7.5 million, respectively, using significant other observable, or Level 2, inputs. No Level 3 inputs were used in our derivative valuations during the years ended December 31, 2020 and 2019.
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

The aggregate amounts of these agreements were as follows at December 31, 2020:

In thousands	Gas Purchase Agreements	Pipeline Capacity Purchase Agreements	Pipeline Capacity Release Agreements
2021	$83,475	$77,748	$7,892
2022	—	80,646	7,182
2023	—	78,503	3,632
2024	—	73,472	3,632
2025	—	71,313	3,027
Thereafter	—	516,291	—
Total	83,475	897,973	25,365
Less: Amount representing interest	25	89,303	162
Total at present value	$83,450	$808,670	$25,203

Total fixed charges under capacity purchase agreements were $81.8 million for 2020, $82.2 million for 2019, and $82.6 million for 2018, of which $4.8 million, $4.3 million, and $4.3 million, respectively, related to capacity releases. In addition, per-unit charges are required to be paid based on the actual quantities shipped under the agreements. In certain take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet at December 31:

	Current Liabilities		Non-Current Liabilities
In thousands	2020	2019	2020	2019
Portland Harbor site:
Gasco/Siltronic Sediments	$7,596	$11,632	$43,725	$46,082
Other Portland Harbor	1,942	2,543	7,020	6,920
Gasco/Siltronic Upland site	14,887	14,203	40,250	43,616
Central Service Center site	—	—	—	—
Front Street site	3,816	10,847	1,107	—
Oregon Steel Mills	—	—	179	179
Total	$28,241	$39,225	$92,281	$96,797

Portland Harbor Site
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

GASCO/SILTRONIC SEDIMENTS. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. In March 2020, NW Natural and the EPA amended the Administrative Order on Consent to include additional remedial design activities downstream of the Gasco sediments site and in the navigation channel. Siltronic Corporation is not a party to the amended order. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $51.3 million to $350 million. NW Natural has recorded a liability of $51.3 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

Gasco Uplands Site
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

Other Sites
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

CENTRAL SERVICE CENTER SITE. The investigative phase to characterize the existing site has been completed and determined by the Oregon Department of Environmental Quality (DEQ) to be sufficient to allow for the issuance of a Conditional No Further Action (cNFA). NW Natural is now conducting ongoing environmental monitoring activities through 2024 in order to meet the conditions which were included within the cNFA.

FRONT STREET SITE. The Front Street site was the former location of a gas manufacturing plant NW Natural operated (the former Portland Gas Manufacturing site, or PGM). At ODEQ’s request, NW Natural conducted a sediment and source control investigation and provided findings to ODEQ. In December 2015, an FS on the former Portland Gas Manufacturing site was completed.

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. In September 2020, NW Natural revised its estimate of the remaining cost to construct the remedy to be approximately $7.1 million. Further, NW Natural has recognized an additional liability of $4.9 million for munitions and design costs, regulatory and permitting issues, and post-construction work. Construction of the remedy began in early July 2020 and was completed in October 2020.

OREGON STEEL MILLS SITE. Refer to “Legal Proceedings,” below.

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

The following table presents information regarding the total regulatory asset deferred as of December 31:

In thousands	2020	2019
Deferred costs and interest(1)	$44,516	$36,673
Accrued site liabilities(2)	120,352	135,662
Insurance proceeds and interest	(69,253)	(79,949)
Total regulatory asset deferral(1)	$95,615	$92,386
Current regulatory assets(3)	$4,992	$4,762
Long-term regulatory assets(3)	$90,623	$87,624
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
(2)    Excludes 3.3% of the Front Street site liability, or $0.2 million in 2020 and $0.4 million in 2019, as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers.
(3)    Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, NW Natural earns a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. It also accrues a carrying charge on insurance proceeds for amounts owed to customers. In Washington, neither the cash paid nor insurance proceeds received accrue a carrying charge. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5.0 million tariff rider. The amounts allocable to Oregon are recoverable through NGD rates, subject to an earnings test. See "Oregon SRRM" below.

Oregon SRRM
Collections From Oregon Customers
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

NW Natural received total environmental insurance proceeds of approximately $150 million as a result of settlements from litigation that was dismissed in July 2014. Under a 2015 OPUC order which established the SRRM, one-third of the Oregon allocated proceeds were applied to costs deferred through 2012 with the remaining two-thirds applied to costs at a rate of $5.0 million per year plus interest over the following 20 years. NW Natural accrues interest on the Oregon allocated insurance proceeds in the customer’s favor at a rate equal to the five-year treasury rate plus 100 basis points. As of December 31, 2020, NW Natural has applied $83.2 million of insurance proceeds to prudently incurred remediation costs allocated to Oregon.

Environmental Earnings Test
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

Washington ECRM
Washington Deferral
On October 21, 2019, the WUTC issued an order (WUTC Order) establishing the ECRM which allows for recovery of past deferred and future prudently incurred environmental remediation costs allocable to Washington customers through application of insurance proceeds and collections from customers. Environmental remediation expenses relating to sites that previously served both Oregon and Washington customers are allocated between states with Washington customers receiving 3.3% percent of the costs and insurance proceeds.

As a result of the WUTC Order, in the fourth quarter of 2019, approximately $3.0 million of prudently incurred costs deferred from the initial deferral authorization in February 2011 through November 2018 were fully offset with insurance proceeds. In addition, approximately $1.5 million of disallowed deferred environmental remediation expenses incurred prior to the deferral authorization were charged to environmental remediation expense.

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

NW Natural is subject to claims and litigation arising in the ordinary course of business, including the matters discussed above. Although the final outcome of any of these legal proceedings cannot be predicted with certainty, including the matter described below, NW Natural and NW Holdings do not expect that the ultimate disposition of any of these matters will have a material effect on financial condition, results of operations, or cash flows.

Oregon Steel Mills Site
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
19. DISCONTINUED OPERATIONS

NW Holdings
On June 20, 2018, NWN Gas Storage, then a wholly-owned subsidiary of NW Natural, entered into a Purchase and Sale Agreement (the Agreement) that provided for the sale by NWN Gas Storage of all of the membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility.

On December 4, 2020, NWN Gas Storage closed the sale of all of the membership interests in Gill Ranch and received payment of the initial cash purchase price of $13.5 million less the $1.0 million deposit previously paid. Furthermore, additional payments to NWN Gas Storage may be made subject to a maximum amount of $15.0 million in the aggregate (subject to a working capital adjustment) based on the economic performance of Gill Ranch for each full gas storage year (April 1 of one year through March 31 of the following year) occurring after the closing and the remaining portion of the 2020-2021 gas storage year and will continue until such time as the maximum amount has been paid. The fair value of this arrangement at the closing date was zero based on a discounted cash flow forecast. Subsequent changes in the fair value will be recorded in earnings. The completion of the sale resulted in an after-tax gain of $5.9 million.

The following table presents the operating results of Gill Ranch and is presented net of tax on NW Holdings' consolidated statements of comprehensive income:

	NW Holdings Discontinued Operations
In thousands, except per share data	2020	2019	2018
Revenues	$10,193	$5,301	$3,579
Expenses
Operations and maintenance	7,931	8,587	5,771
General taxes	198	219	479
Depreciation and amortization	391	423	430
Other expenses and interest	848	931	609
Total expenses	9,368	10,160	7,289
Income (loss) from discontinued operations	825	(4,859)	(3,710)
Gain on sale of discontinued operations	8,027	—	—
Income (loss) from discontinued operations before income tax	8,852	(4,859)	(3,710)
Income tax expense (benefit)(1)	2,344	(1,283)	(968)
Income (loss) from discontinued operations, net of tax	$6,508	$(3,576)	$(2,742)
(1) Includes income tax expense of $2.1 million related to the sale of Gill Ranch for the year ended December 31, 2020.

As a result of the disposition of the membership interests of Gill Ranch, there were no assets or liabilities classified as held for sale at December 31, 2020. The assets and liabilities of the discontinued operations classified as held for sale in the consolidated balance sheet at December 31, 2019 include the following:

NW Holdings Discontinued Operations
In thousands	2019
Assets:
Accounts receivable	$333
Inventories	695
Other current assets	457
Property, plant, and equipment, net	13,284
Operating lease right of use asset	118
Other non-current assets	247
Total discontinued operations assets - current assets(1)	$15,134

Liabilities:
Accounts payable	$1,250
Other current liabilities	848
Operating lease liabilities	116
Other non-current liabilities	11,495
Total discontinued operations liabilities - current liabilities(1)	$13,709
(1)     The total assets and liabilities of Gill Ranch were classified as current because it was probable that the sale would be completed within one year.

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

The following table presents the operating results prior to the holding company reorganization effective October 1, 2018 of NWN Energy, NWN Gas Storage, Gill Ranch, NNG Financial, NWN Water, and NW Holdings, which were historically reported within the gas storage segment and other, and is presented net of tax on NW Natural's consolidated statements of comprehensive income:

NW Natural Discontinued Operations
In thousands, except per share data	2018
Revenues	$3,016
Expenses
Operations and maintenance	4,151
General taxes	448
Depreciation and amortization	420
Other expenses and interest	342
Total expenses	5,361
Loss from discontinued operations before income tax	(2,345)
Income tax benefit	(622)
Loss from discontinued operations, net of tax	$(1,723)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NORTHWEST NATURAL HOLDING COMPANY

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)

In thousands	Year ended December 31, 2020	Year ended December 31, 2019	Inception through December 31, 2018

Operating expenses:
Operations and maintenance	$771	$2,747	$838
Total operating expenses	771	2,747	838
Loss from operations	(771)	(2,747)	(838)
Earnings from investment in subsidiaries, net of tax	78,450	64,328	36,469
Other income (expense), net	57	(22)	36
Interest expense, net	1,557	726	53
Income before income taxes	76,179	60,833	35,614
Income tax benefit	(602)	(902)	(225)
Net income	$76,781	$61,735	$35,839

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	As of December 31,
In thousands	2020	2019

Assets:
Current assets:
Cash and cash equivalents	$11,267	119
Receivables from affiliates	14,738	1,950
Income taxes receivable	6,000	256
Other current assets	6,223	4,600
Total current assets	38,228	6,925
Non-current assets:
Investments in subsidiaries	939,741	888,477
Other investments	17	24
Deferred tax assets	171	191
Other non-current assets	213	245
Total non-current assets	940,142	888,937
Total assets	$978,370	$895,862

Liabilities and equity:
Current liabilities:
Short-term debt	$73,000	$24,000
Accounts payable	119	612
Payables to affiliates	12,912	3,697
Taxes accrued	—	127
Other current liabilities	49	37
Total current liabilities	86,080	28,473
Equity:
Common stock	847,193	840,364
Retained earnings	45,097	27,025
Total equity	892,290	867,389
Total liabilities and equity	$978,370	$895,862

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

In thousands	Year ended December 31, 2020	Year ended December 31, 2019	Inception through December 31, 2018

Operating activities:
Net income	$76,781	$61,735	$35,839
Adjustments to reconcile net income to cash used in operations:
Equity in earnings of subsidiaries, net of tax	(78,450)	(64,328)	(36,469)
Cash dividends received from subsidiaries	55,387	53,439	—
Deferred income taxes	20	(198)	7
Other	65	66	15
Changes in assets and liabilities:
Receivables, net	(12,788)	846	(585)
Income and other taxes	(7,451)	4,325	(9,034)
Accounts payable	8,809	(5,177)	9,304
Interest accrued	77	(32)	32
Other, net	(364)	(346)	(44)
Cash provided by (used in) operating activities	42,086	50,330	(935)
Investing activities:
Contributions to subsidiaries	(47,194)	(157,591)	(1,804)
Return of capital from subsidiaries	19,000	35,000	—
Cash used in investing activities	(28,194)	(122,591)	(1,804)
Financing activities:
Proceeds from stock options exercised	68	2,015	—
Proceeds from common stock issued	—	92,956	—
Changes in other short-term debt, net	49,000	24,000	—
Cash dividend payments on common stock	(55,420)	(53,339)	(12,923)
Capital contributions	—	—	20,000
Other	3,608	2,737	(327)
Cash (used in) provided by financing activities	(2,744)	68,369	6,750
Increase (decrease) in cash and cash equivalents	11,148	(3,892)	4,011
Cash and cash equivalents, beginning of period	119	4,011	—
Cash and cash equivalents, end of period	$11,267	$119	$4,011
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

Equity earnings of subsidiaries including earnings from NW Natural were $78.5 million, $64.3 million, and $36.5 million for the years ended December 31, 2020, 2019, and 2018 respectively.

There were $74.4 million and $88.4 million of cash dividends paid to NW Holdings from wholly-owned subsidiaries for the years ended December 31, 2020 and 2019, respectively, and none for the year ended December 31, 2018.

Condensed Statements of Cash Flows Correction
During 2020, NW Holdings identified that activities related to dividends received from subsidiaries had been reported as cash flows from financing activities and should have been presented as operating and investing activities. NW Holdings corrected the previously presented cash flows for dividends received from subsidiaries and in doing so, the statements of cash flows for the year ended December 31, 2019 was adjusted to decrease net cash flows used from financing activities by $88.4 million, with a corresponding increase in net cash flows provided by operating and used in investing activities of $53.4 million and $35.0 million, respectively. NW Holdings has evaluated the effect of the misstatement, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed condensed financial statements.

2. DEBT

For information concerning NW Holdings' debt obligations, see Note 9 to the consolidated financial statements included in Item 8 of this report.

NORTHWEST NATURAL HOLDING COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2020
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$673	$890	$2,333	$677	$3,219
2019
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$977	$450	$—	$754	$673
2018
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$956	$680	$—	$659	$977

NORTHWEST NATURAL GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2020
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$672	$779	$2,333	$677	$3,107
2019
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$975	$450	$—	$753	$672
2018
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$956	$678	$—	$659	$975

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

(b) Changes in Internal Control Over Financial Reporting

NW Holdings and NW Natural management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural.

The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 9(a).

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The "Information Concerning Nominees and Continuing Directors", "Delinquent Section 16(a) Reports" and "Corporate Governance" contained in NW Holdings' definitive Proxy Statement for the 2021 Annual Meeting of Shareholders is hereby incorporated by reference.

EXECUTIVE OFFICERS
Name	Age at Dec. 31, 2020	Positions held during last five years(1)
David H. Anderson*	59
President and Chief Executive Officer(2) (2016- ); Chief Operating Officer and President (2015-2016); Executive Vice President and Chief Operating Officer (2014-2015); Executive Vice President Operations and Regulation (2013-2014); Senior Vice President and Chief Financial Officer (2004-2013).

Frank H. Burkhartsmeyer*	56
Senior Vice President and Chief Financial Officer(2) (2017- ); President and Chief Executive Officer of Renewables, Avangrid Renewables (2015-2017); Senior Vice President of Finance, Iberdrola Renewables Holdings, Inc. (2012-2015).

James R. Downing	51	Vice President and Chief Information Officer (2017- ); Chief Information Officer, WorleyParsons (America's Division) (2016-2017); Executive Service Delivery Manager for SAP, British Petroleum (2011-2015).
Shawn M. Filippi*	48
Vice President, Chief Compliance Officer and Corporate Secretary(2) (2016- ); Vice President and Corporate Secretary (2015-2016); Senior Legal Counsel (2011-2014); Assistant Corporate Secretary (2010-2014).

Kimberly A. Heiting	51	Senior Vice President, Operations and Chief Marketing Officer (2018- ); Senior Vice President, Communications and Chief Marketing Officer (2018); Vice President, Communications and Chief Marketing Officer (2015-2018); Chief Marketing & Communications Officer (2013-2014); Chief Corporate Communications Officer (2011-2013).
Jon G. Huddleston	58	Vice President, Engineering and Utility Operations (2018- ); Senior Director, Utility Operations (2014-2018); Director, Utility Operations (2013-2014); Process Director (2007-2013).
Justin B. Palfreyman	42	Vice President, Strategy and Business Development (2017- ); President NW Natural Water (2018- ); Vice President, Business Development (2016-2017); Director, Power, Energy and Infrastructure Group, Lazard, Freres & Co. (2009-2016).
Melinda B. Rogers	55	Vice President, Chief Human Resources and Diversity Officer (2018- ); Senior Director of Human Resources (2018); Senior Manager, Organizational Effectiveness and Talent Acquisition (2015-2017); Senior Associate, Point B (2014-2015); Director, Executive Development Center, Willamette University (2011-2015).
MardiLyn Saathoff*	64
Senior Vice President, Regulation and General Counsel(2) (2016- ); Senior Vice President and General Counsel (2015-2016); Vice President, Legal, Risk and Compliance (2013-2015); Deputy General Counsel (2010-2013); Chief Governance Officer and Corporate Secretary (2008-2014).

David A. Weber	61	Vice President, Gas Supply and Utility Support Services (2019- ); President and Chief Executive Officer, NW Natural Gas Storage, LLC and Gill Ranch Storage, LLC (2011- ).
Kathryn M. Williams	45	Vice President, Public Affairs and Sustainability (2019- ); Government and Community Affairs Director (2018-2019); State Affairs Manager, Port of Portland (2015-2018); Business and Rail Relations Manager, Port of Portland (2007-2015).
Brody J. Wilson*	41
Vice President, Chief Accounting Officer, Controller and Treasurer(2) (2017- ); Chief Financial Officer (Interim), Treasurer, Chief Accounting Officer and Controller (2016-2017); Chief Accounting Officer, Controller and Assistant Treasurer (2016); Controller (2013-2015); Acting Controller (2013); Accounting Director (2012-2013).

DIRECTOR (NORTHWEST NATURAL GAS COMPANY ONLY)**
Name	Age at Dec. 31, 2020	Positions held during last five years(1)
Steven E. Wynne**	68
Executive Vice President, Moda, Inc., a privately-held healthcare insurance company (2012- ); Director, FLIR Systems, Inc. (1999- ); Director, JELD-WEN Holding Inc. (2012- ); Director, Pendleton Woolen Mills, Inc. (2013- ); Director, Lone Rock Resources, Inc. (2016- ); Director, Citifyd Inc. (2013-2019); Trustee, Willamette University (1999- ); Trustee, Portland Center Stage (2012-2019); Executive Vice President, JELD-WEN, Inc. (2011-2012); President and Chief Executive Officer, SBI International, Ltd. (2004-2007); Partner, Ater Wynne LLP (2001-2002; 2003-2004); President and Chief Executive Officer, Adidas (1995-2000).

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

* Executive Officer of Northwest Natural Holding Company and Northwest Natural Gas Company.
** Director of Northwest Natural Gas Company only. All other directors of Northwest Natural Gas Company are also directors of Northwest Natural Holding Company, and information regarding all directors concurrently serving on the Board of Directors of Northwest Natural Gas Company and Northwest Natural Holding Company will be incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.
(1)    Unless otherwise specified, all positions held at Northwest Natural Gas Company.
(2)    Position held at Northwest Natural Holding Company (beginning March 2018) and Northwest Natural Gas Company.

Each executive officer serves successive annual terms; present terms end at the 2021 annual meeting. There are no family relationships among our executive officers, directors or any person chosen to become one of our officers or directors. NW Holdings and NW Natural have adopted a Code of Ethics (Code) applicable to all employees, officers, and directors that is available on our website at www.nwnaturalholdings.com. We intend to disclose on our website at www.nwnaturalholdings.com any amendments to the Code or waivers of the Code for executive officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation", "Report of the Organization and Executive Compensation Committee", and "Compensation Committee Interlocks and Insider Participation" contained in NW Holdings' definitive Proxy Statement for the 2021 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of December 31, 2020 is reflected in Part III, Item 10, above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 16, 2021, NW Holdings owned 100% of the outstanding common stock of NW Natural.

The following table sets forth information regarding compensation plans under which equity securities of NW Holdings are authorized for issuance as of December 31, 2020 (see Note 8 to the Consolidated Financial Statements):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Long Term Incentive Plan (LTIP) (1)(2)	181,289	n/a	435,758
Restated Stock Option Plan	9,438	$45.74	—
Employee Stock Purchase Plan	50,839	$37.78	153,084
Equity compensation plans not approved by security holders:
Executive Deferred Compensation Plan (EDCP)(3)	953	n/a	n/a
Directors Deferred Compensation Plan (DDCP)(3)	41,215	n/a	n/a
Deferred Compensation Plan for Directors and Executives (DCP)(4)	213,721	n/a	n/a
Total	497,455		588,842

(1)Awards may be granted under the LTIP as Performance Share Awards, Restricted Stock Units, or stock options. Shares issued pursuant to Performance Share Awards and Restricted Stock Units under the LTIP do not include an exercise price, but are payable when the award criteria are satisfied. The number of shares shown in column (a) include 82,464 Restricted Stock Units and 98,825 Performance Share Awards, reflecting the number of shares to be issued as performance share awards under outstanding Performance Share Awards if target performance levels are achieved. If the maximum awards were paid pursuant to the Performance Share Awards outstanding at December 31, 2020, the number of shares shown in column (a) would increase by 98,825 shares, reflecting the maximum share award of 200% of target, and the number of shares shown in column (c) would decrease by the same amount of shares. No stock options or other types of award have been issued under the LTIP.
(2)The number of shares shown in column (c) includes shares that are available for future issuance under the LTIP as Restricted Stock Units, Performance Share Awards, or stock options at December 31, 2020.
(3)Prior to January 1, 2005, deferred amounts were credited, at the participant’s election, to either a “cash account” or a “stock account.” If deferred amounts were credited to stock accounts, such accounts were credited with a number of shares of NW Natural (now NW Holdings) common stock based on the purchase price of the common stock on the next purchase date under our Dividend Reinvestment and Direct Stock Purchase Plan, and such accounts were credited with additional shares based on the deemed reinvestment of dividends. Cash accounts are credited quarterly with interest at a rate equal to Moody’s Average Corporate Bond Yield plus two percentage points, subject to a 6% minimum rate. At the election of the participant, deferred balances in the stock accounts are payable after termination of Board service or employment in a lump sum, in installments over a period not to exceed 10 years in the case of the DDCP, or 15 years in the case of the EDCP, or in a combination of lump sum and installments. Amounts credited to stock accounts are payable solely in shares of common stock and cash for fractional shares, and amounts in the above table represent the aggregate number of shares credited to participant's stock accounts. We have contributed common stock to the trustee of the Umbrella Trusts such that the Umbrella Trusts hold approximately the number of shares of common stock equal to the number of shares credited to all participants’ stock accounts.
(4)Effective January 1, 2005, the EDCP and DDCP were closed to new participants and replaced with the DCP. The DCP continues the basic provisions of the EDCP and DDCP under which deferred amounts are credited to either a “cash account” or a “stock account.” Stock accounts represent a right to receive shares of NW Holdings common stock on a deferred basis, and such accounts are credited with additional shares based on the deemed reinvestment of dividends. Effective January 1, 2007, cash accounts are credited quarterly with interest at a rate equal to Moody’s Average Corporate Bond Yield. Our obligation to pay deferred compensation in accordance with the terms of the DCP will generally become due on retirement, death, or other termination of service, and will be paid in a lump sum or in installments of five, 10, or 15 years as elected by the participant in accordance with the terms of the DCP. Amounts credited to stock accounts are payable solely in shares of common stock and cash for fractional shares, and amounts in the above table represent the aggregate number of shares credited to participants' stock accounts. We have contributed common stock to the trustee of the Supplemental Trust such that this trust holds approximately the number of common shares equal to the number of shares credited to all participants' stock accounts. The right of each participant in the DCP is that of a general, unsecured creditor of NW Natural.

The information captioned “Beneficial Ownership of Common Stock by Directors and Executive Officers” and "Security Ownership of Common Stock of Certain Beneficial Owners" contained in NW Holdings' definitive Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned "Transactions with Related Persons" and "Corporate Governance" in NW Holdings' definitive Proxy Statement for the 2021 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

NW Holdings
The information captioned "2020 and 2019 Audit Firm Fees" in NW Holdings’ definitive Proxy Statement for the 2021 Annual Meeting of Shareholders is hereby incorporated by reference.

NW Natural
The following table shows the fees and expenses of NW Natural, paid or accrued for the integrated audits of the consolidated financial statements and other services provided by NW Natural's independent registered public accounting firm, PricewaterhouseCoopers LLP, for fiscal years 2020 and 2019:

In thousands	2020	2019
Audit Fees	$1,273	$1,222
Audit-Related Fees	31	31
Tax Fees	22	22
All Other Fees	3	3
Total	$1,329	$1,278

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

ALL OTHER FEES. This category relates to services other than those described above. The amount reflects payments for accounting research tools in each of 2020 and 2019.

PRE-APPROVAL POLICY FOR AUDIT AND NON-AUDIT SERVICES. The Audit Committee of NW Natural approved or ratified 100 percent of 2020 and 2019 services for audit, audit-related, tax services and all other fees, including audit services relating to compliance with Section 404 of the Sarbanes-Oxley Act. The chair of the Audit Committee of NW Natural is authorized to pre-approve non-audit services between meetings of the Audit Committee and must report such approvals at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

1.A list of all Financial Statements and Supplemental Schedules is incorporated by reference to Item 8.

2.List of Exhibits filed:

Reference is made to the Exhibit Index commencing on page 148.

ITEM 16. FORM 10-K SUMMARY

None.

NORTHWEST NATURAL HOLDING COMPANY
NORTHWEST NATURAL GAS COMPANY
 Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

Exhibit Number                                                        Document

*3a.	Amended and Restated Articles of Incorporation of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2018, File No. 1-38681).

3b.	Amended and Restated Articles of Incorporation of Northwest Natural Gas Company.

*3c.	Amended and Restated Bylaws of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed April 7, 2020, File No. 1-38681).

*3d.	Amended and Restated Bylaws of Northwest Natural Gas Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed April 7, 2020, File No. 1-15973).

*4a.	Copy of Mortgage and Deed of Trust of Northwest Natural Gas Company, dated as of July 1, 1946 (Mortgage and Deed of Trust), to Bankers Trust (to whom Deutsche Bank Trust Company Americas is the successor), Trustee (incorporated by reference to Exhibit 7(j) in File No. 2-6494); and copies of Supplemental Indentures Nos. 1 through 14 to the Mortgage and Deed of Trust, dated respectively, as of June 1, 1949, March 1, 1954, April 1, 1956, February 1, 1959, July 1, 1961, January 1, 1964, March 1, 1966, December 1, 1969, April 1, 1971, January 1, 1975, December 1, 1975, July 1, 1981, June 1, 1985 and November 1, 1985 (incorporated by reference to Exhibit 4(d) in File No. 33-1929); Supplemental Indenture No. 15 to the Mortgage and Deed of Trust, dated as of July 1, 1986 (filed as Exhibit 4(c) in File No. 33-24168); Supplemental Indentures Nos. 16, 17 and 18 to the Mortgage and Deed of Trust, dated, respectively, as of November 1, 1988, October 1, 1989 and July 1, 1990 (incorporated by reference to Exhibit 4(c) in File No. 33-40482); Supplemental Indenture No. 19 to the Mortgage and Deed of Trust, dated as of June 1, 1991 (incorporated by reference to Exhibit 4(c) in File No. 33-64014).

*4b.	Supplemental Indenture No. 20 to the Mortgage and Deed of Trust, dated as of June 1, 1993 (incorporated by reference to Exhibit 4a.(1) to Form 10-K for year ended December 31, 1993, File No. 0-00994).

*4c.	Supplemental Indenture No. 21 to the Mortgage and Deed of Trust, dated as of October 15, 2012 (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 26, 2012, File No. 1-15973).

*4d.
Supplemental Indenture No. 22 to the Mortgage and Deed of Trust, dated as of November 1, 2016 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2016, File No. 1-15973).

*4e.	Supplemental Indenture No. 23 to the Mortgage and Deed of Trust, dated as of September 1, 2018 (incorporated by reference to Exhibit 4(a) to Form 8-K dated September 10, 2018, File No. 1-15973).

*4f.	Copy of Indenture, dated as of June 1, 1991, between Northwest Natural Gas Company and Bankers Trust Company (to whom Deutsche Bank Trust Company Americas is successor), Trustee, relating to Northwest Natural Gas Company's Unsecured Debt Securities (incorporated by reference to Exhibit 4(e) in File No. 33-64014).

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

*4j.
Credit Agreement, dated as of March 23, 2020, among Northwest Natural Gas Company, the lenders party thereto, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed March 25, 2020, File No. 1-15973).

*4k.	Description of securities registered under Section 12 of the Exchange Act of 1934 (incorporated by reference to Exhibit 4j to Form 10-K for the year ended December 31, 2019, File No. 1-38681).

*10
Purchase and Sale Agreement dated June 20, 2018, between NW Natural Gas Storage LLC and SENSA Holdings LLC (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2018, File No. 1-15973).

*10.1
Fifth Amendment to Purchase and Sale Agreement, dated April 29, 2020, between NW Natural Gas Storage, LLC and SENSA Holdings LLC, amending the Purchase and Sale Agreement, dated June 20, 2018, as amended (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2020, File No. 1-38681).

*10.2
Tenth Amendment to Purchase and Sale Agreement, dated December 4, 2020, between NW Natural Gas Storage LLC and SENSA Holdings LLC, amending the Purchase and Sale Agreement, dated June 20, 2018, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 7, 2020, File No. 1-38681).

21	Subsidiaries of Northwest Natural Holding Company.

23a.	Consent of PricewaterhouseCoopers LLP - NW Holdings.

23b.	Consent of PricewaterhouseCoopers LLP - NW Natural.

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.

104.	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

Executive Compensation Plans and Arrangements:

*10a.	Executive Supplemental Retirement Income Plan, 2018 Restatement (incorporated herein by reference to Exhibit 10.6 to the Form 8-K dated October 1, 2018, File No. 1-38681).

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

*10f.	Restated Stock Option Plan, as amended effective December 14, 2006 (incorporated by reference to Exhibit 10c to Form 10-K for 2006, File No. 1-15973).

*10g.	Form of Restated Stock Option Plan Agreement (incorporated by reference to Exhibit 10h to Form 10-K for 2009, File No. 1-15973).

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

*10k.
Form of Indemnity Agreement as entered into between Northwest Natural Gas Company and each director and certain executive officers (incorporated by reference to Exhibit 10l to Form 10-K for 2018, File No. 1-38681).

*10l.
Form of Indemnity Agreement as entered into between Northwest Natural Holding Company and each director and certain executive officers (incorporated by reference to Exhibit 10m to Form 10-K for 2018, File No. 1-38681).

*10m.	Non-Employee Directors Stock Compensation Plan, as amended effective December 15, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 16, 2005, File No. 1-15973).

*10n.	Executive Annual Incentive Plan, effective January 1, 2020 (incorporated by reference to Exhibit 10o to Form 10-K for 2019, File No. 1-15973).

10o.	Executive Annual Incentive Plan, effective January 1, 2021.

*10p.
Form of Change in Control Severance Agreement between Northwest Natural Gas Company and each executive officer, as amended and restated as of March 1, 2020 (incorporated by reference to Exhibit 10q to Form 10-K for 2019, File No. 1-15973).

*10q.	Northwest Natural Gas Company Long Term Incentive Plan, as amended and restated effective May 24, 2012 (incorporated by reference to Exhibit 10r to Form 10-K for 2012, File No. 1-15973).

*10r.	Northwest Natural Gas Company Long Term Incentive Plan, as amended and restated effective May 25, 2017 (incorporated by reference to Exhibit 10s to Form 10-K for 2017, File No. 1-15973).

*10s.
Northwest Natural Holding Company Long Term Incentive Plan, as amended and restated as of October 1, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*10t.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2018-2020) (incorporated by reference to Exhibit 10y to Form 10-K for 2017, File No. 1-15973).

*10u.	Form of Performance Share Long Term Incentive Award Agreement under Long Term Incentive Plan (2019-2021) (incorporated by reference to Exhibit 10z to Form 10-K for 2018, File No. 1-38681).

*10v.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2020-2022) (incorporated by reference to Exhibit 10x to Form 10-K for 2019, File No. 1-38681).

10w.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2021-2023).

*10x.
Form of Consent dated December 14, 2006 entered into by each executive officer with respect to amendments to the Executive Supplemental Retirement Income Plan, the Supplemental Executive Retirement Plan and certain change in control severance agreements (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 19, 2006, File No. 1-15973).

*10y.
Consent to Amendment of Deferred Compensation Plan for Directors and Executives, dated February 28, 2008 entered into by each executive officer (incorporated by reference to Exhibit 10bb to Form 10-K for 2007, File No. 1-15973).

10z.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2021).

*10aa.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2020) (incorporated by reference to Exhibit 10aa to Form 10-K for 2019, File No. 1-38681).

*10bb.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2019) (incorporated by reference to Exhibit 10cc to Form 10-K for 2018, File No. 1-38681).

*10cc.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2018) (incorporated by reference to Exhibit 10bb to Form 10-K for 2017, File No. 1-15973).

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

*10ff.
Form of Restricted Stock Unit Award Agreement between Northwest Natural Gas Company and an executive officer dated as of July 27, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016, File No. 1-15973).

*10gg.
Form of Severance Agreement between Northwest Natural Gas Company and an executive officer, dated May 17, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 24, 2017, File No. 1-15973).

*10hh.
Form of Special Restricted Stock Unit Agreement between Northwest Natural Gas Company and an executive officer, dated May 17, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 24, 2017, File No. 1-15973).

*10ii.
Form of Special Retention Restricted Stock Unit Agreement between Northwest Natural Gas Company and an executive officer, dated September 30, 2016 (incorporated by reference to Exhibit 10qq to Form 10-K for 2017, File No. 1-15973).

*10jj.	Cash Retention Agreement between Northwest Natural Gas Company and an executive officer, dated as of March 1, 2018 (incorporated by reference to Exhibit 10ss to Form 10-K for 2017, File No. 1-15973).

*10kk.	Annual Incentive Plan for NW Natural Gas Storage, LLC, as amended effective January 1, 2020 (incorporated by reference to Exhibit 10ll to Form 10-K for 2019, File No. 1-38681).

10ll.	Annual Incentive Plan for NW Natural Gas Storage, LLC, as amended effective January 1, 2021.

*10mm.	Long Term Incentive Plan for NW Natural Gas Storage, LLC, as amended effective January 1, 2016 (incorporated by reference to Exhibit 10pp to Form 10-K for 2016, File No. 1-15973).
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
Date: February 26, 2021

NORTHWEST NATURAL GAS COMPANY

By: /s/ David H. Anderson
David H. Anderson
President and Chief Executive Officer
Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signatures of each of the undersigned shall be deemed to relate only to matters having reference to the below named company and its subsidiaries.
NORTHWEST NATURAL HOLDING COMPANY

Signature	Title	Date

/s/ David H. Anderson	Principal Executive Officer and Director	February 26, 2021
David H. Anderson President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer	Principal Financial Officer	February 26, 2021
Frank H. Burkhartsmeyer Senior Vice President and Chief Financial Officer

/s/ Brody J. Wilson	Principal Accounting Officer	February 26, 2021
Brody J. Wilson Vice President, Treasurer, Chief Accounting Officer and Controller

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ John D. Carter	Director	)
John D. Carter		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ C. Scott Gibson	Director	)
C. Scott Gibson		)
)
/s/ Tod R. Hamachek	Director	)
Tod R. Hamachek		)
)
/s/ Karen Lee	Director	February 26, 2021
Karen Lee		)
)
/s/ Dave McCurdy	Director	)
Dave McCurdy		)
)
/s/ Nathan I. Partain	Director	)
Nathan I. Partain		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)

NORTHWEST NATURAL GAS COMPANY

Signature	Title	Date

/s/ David H. Anderson	Principal Executive Officer and Director	February 26, 2021
David H. Anderson President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer	Principal Financial Officer	February 26, 2021
Frank H. Burkhartsmeyer Senior Vice President and Chief Financial Officer

/s/ Brody J. Wilson	Principal Accounting Officer	February 26, 2021
Brody J. Wilson Vice President, Treasurer, Chief Accounting Officer and Controller

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ John D. Carter	Director	)
John D. Carter		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ C. Scott Gibson	Director	)
C. Scott Gibson		)
)
/s/ Tod R. Hamachek	Director	)
Tod R. Hamachek		)
)
/s/ Karen Lee	Director	)
Karen Lee		)
)
/s/ Dave McCurdy	Director	February 26, 2021
Dave McCurdy		)
)
/s/ Nathan I. Partain	Director	)
Nathan I. Partain		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)
)
/s/ Steven E. Wynne	Director	)
Steven E. Wynne		)