Form 10-Q
period 2021-03-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2021-05-05
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
At April 26, 2021, 30,656,006 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended March 31, 2021

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
•projected obligations, expectations and treatment with respect to, and the impact of new legislation on, retirement plans;
•effects of projections related to, and our ability to mitigate the effects of, the novel coronavirus (COVID-19) and the economic conditions resulting therefrom, as well as the timing, extent and impact of COVID-19 vaccine campaigns on our workforce and customers;
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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in NW Holdings' and NW Natural's 2020 Annual Report on Form 10-K, Part I, Item 1A “Risk Factors” and Part II, Item 7 and Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” and in Part I, Items 2 and 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, respectively, of Part II of this report.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2021	2020

Operating revenues	$315,946	$285,151

Operating expenses:
Cost of gas	112,210	108,538
Operations and maintenance	52,191	48,921
Environmental remediation	3,777	4,005
General taxes	11,369	9,895
Revenue taxes	12,664	11,743
Depreciation and amortization	28,097	24,675
Other operating expenses	932	928
Total operating expenses	221,240	208,705
Income from operations	94,706	76,446
Other income (expense), net	(3,542)	(3,575)
Interest expense, net	11,126	10,468
Income before income taxes	80,038	62,403
Income tax expense	20,521	14,127
Net income from continuing operations	59,517	48,276
Loss from discontinued operations, net of tax	—	(778)
Net income	59,517	47,498
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $80 and $58 for the three months ended March 31, 2021 and 2020, respectively	221	160
Comprehensive income	$59,738	$47,658
Average common shares outstanding:
Basic	30,614	30,491
Diluted	30,633	30,535
Earnings from continuing operations per share of common stock:
Basic	$1.94	$1.58
Diluted	1.94	1.58
Loss from discontinued operations per share of common stock:
Basic	$—	$(0.02)
Diluted	—	(0.02)
Earnings per share of common stock:
Basic	$1.94	$1.56
Diluted	1.94	1.56

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2021	2020	2020

Assets:
Current assets:
Cash and cash equivalents	$17,907	$471,079	$30,168
Accounts receivable	105,226	78,083	88,083
Accrued unbilled revenue	41,907	41,871	57,949
Allowance for uncollectible accounts	(3,503)	(1,335)	(3,219)
Regulatory assets	47,789	37,815	31,745
Derivative instruments	19,914	2,257	13,678
Inventories	26,237	34,390	42,691
Gas reserves	10,659	14,351	11,409
Income taxes receivable	6,000	—	6,000
Other current assets	30,656	26,460	44,741
Discontinued operations - current assets (Note 17)	—	15,296	—
Total current assets	302,792	720,267	323,245
Non-current assets:
Property, plant, and equipment	3,788,283	3,551,065	3,734,039
Less: Accumulated depreciation	1,091,903	1,050,850	1,079,269
Total property, plant, and equipment, net	2,696,380	2,500,215	2,654,770
Gas reserves	31,600	45,234	34,484
Regulatory assets	338,692	328,024	348,927
Derivative instruments	3,087	2,451	6,135
Other investments	47,434	61,928	49,259
Operating lease right of use asset	76,957	79,522	77,446
Assets under sales-type leases	142,586	146,937	143,759
Goodwill	69,330	69,220	69,225
Other non-current assets	49,767	47,729	49,129
Total non-current assets	3,455,833	3,281,260	3,433,134
Total assets	$3,758,625	$4,001,527	$3,756,379

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands, including share information	2021	2020	2020

Liabilities and equity:
Current liabilities:
Short-term debt	$236,225	$550,000	$304,525
Current maturities of long-term debt	95,265	202	95,344
Accounts payable	88,591	86,766	97,966
Taxes accrued	23,550	23,837	13,812
Interest accrued	9,491	9,396	7,441
Regulatory liabilities	81,314	47,137	50,362
Derivative instruments	1,038	5,036	4,198
Operating lease liabilities	1,213	1,071	1,105
Other current liabilities	48,978	62,624	52,330
Discontinued operations - current liabilities (Note 17)	—	12,801	—
Total current liabilities	585,665	798,870	627,083
Long-term debt	860,654	953,962	860,081
Deferred credits and other non-current liabilities:
Deferred tax liabilities	328,112	300,168	319,292
Regulatory liabilities	636,384	623,219	639,663
Pension and other postretirement benefit liabilities	210,811	224,490	217,287
Derivative instruments	1,272	939	2,852
Operating lease liabilities	80,414	79,105	80,621
Other non-current liabilities	118,989	119,033	120,767
Total deferred credits and other non-current liabilities	1,375,982	1,346,954	1,380,482
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 30,655, 30,528, and 30,589 at March 31, 2021 and 2020, and December 31, 2020, respectively	568,066	561,264	565,112
Retained earnings	380,939	351,050	336,523
Accumulated other comprehensive loss	(12,681)	(10,573)	(12,902)
Total equity	936,324	901,741	888,733
Total liabilities and equity	$3,758,625	$4,001,527	$3,756,379

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended March 31,
	2021	2020
Total shareholders' equity, beginning balances	$888,733	$865,999

Common stock:
Beginning balances	565,112	558,282
Stock-based compensation	2,030	3,372
Shares issued pursuant to equity-based plans, net of shares withheld for taxes	924	(390)
Ending balances	568,066	561,264

Retained earnings:
Beginning balances	336,523	318,450
Net income	59,517	47,498
Dividends on common stock	(15,101)	(14,898)
Ending balances	380,939	351,050

Accumulated other comprehensive income (loss):
Beginning balances	(12,902)	(10,733)
Other comprehensive income	221	160
Ending balances	(12,681)	(10,573)

Total shareholders' equity, ending balances	$936,324	$901,741

Dividends per share of common stock	$0.4800	$0.4775

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2021	2020
Operating activities:
Net income	$59,517	$47,498
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	28,097	24,675
Regulatory amortization of gas reserves	3,634	4,087
Deferred income taxes	3,145	(3,422)
Qualified defined benefit pension plan expense	3,937	4,446
Contributions to qualified defined benefit pension plans	(4,540)	(3,160)
Deferred environmental expenditures, net	(4,270)	(3,981)
Amortization of environmental remediation	3,777	4,005
Other	(2,919)	6,499
Changes in assets and liabilities:
Receivables, net	1,044	4,845
Inventories	16,454	9,571
Income and other taxes	22,975	21,911
Accounts payable	(2,329)	(23,430)
Deferred gas costs	(28,912)	8,239
Asset optimization revenue sharing	34,633	(1,532)
Decoupling mechanism	656	6,137
Other, net	2,166	(1,352)
Discontinued operations	—	(376)
Cash provided by operating activities	137,065	104,660
Investing activities:
Capital expenditures	(65,702)	(57,446)
Acquisitions, net of cash acquired	(42)	(37,883)
Leasehold improvement expenditures	(54)	(6,325)
Proceeds from the sale of assets	1,960	284
Other	(37)	635
Discontinued operations	—	(694)
Cash used in investing activities	(63,875)	(101,429)
Financing activities:
Long-term debt issued	—	150,000
Long-term debt retired	—	(75,000)
Proceeds from term loan due within one year	—	150,000
Repayments of commercial paper, maturities greater than 90 days	(100,000)	—
Change in other short-term debt, net	31,700	250,900
Cash dividend payments on common stock	(13,858)	(13,834)
Other	(974)	(2,069)
Cash (used in) provided by financing activities	(83,132)	459,997
Increase (decrease) in cash, cash equivalents and restricted cash	(9,942)	463,228
Cash, cash equivalents and restricted cash, beginning of period	35,454	12,636
Cash, cash equivalents and restricted cash, end of period	$25,512	$475,864

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$8,976	$8,368
Income taxes paid (refunded), net	800	(256)

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands	2021	2020

Operating revenues	$312,350	$282,529

Operating expenses:
Cost of gas	112,266	108,595
Operations and maintenance	49,187	46,256
Environmental remediation	3,777	4,005
General taxes	11,259	9,799
Revenue taxes	12,655	11,743
Depreciation and amortization	27,169	24,190
Other operating expenses	919	920
Total operating expenses	217,232	205,508
Income from operations	95,118	77,021
Other income (expense), net	(3,665)	(3,563)
Interest expense, net	10,790	9,861
Income before income taxes	80,663	63,597
Income tax expense	20,552	14,418
Net income	60,111	49,179
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $80 and $58 for the three months ended March 31, 2021 and 2020, respectively	221	160
Comprehensive income	$60,332	$49,339

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2021	2020	2020

Assets:
Current assets:
Cash and cash equivalents	$10,418	$432,255	$10,453
Accounts receivable	96,878	77,340	80,035
Accrued unbilled revenue	41,817	41,809	57,890
Receivables from affiliates	1,669	2,718	660
Allowance for uncollectible accounts	(3,460)	(1,334)	(3,107)
Regulatory assets	47,789	37,815	31,745
Derivative instruments	19,914	2,257	13,678
Inventories	25,737	34,279	42,325
Gas reserves	10,659	14,351	11,409
Other current assets	30,086	26,290	37,909
Total current assets	281,507	667,780	282,997
Non-current assets:
Property, plant, and equipment	3,736,431	3,509,049	3,683,776
Less: Accumulated depreciation	1,087,391	1,049,135	1,075,446
Total property, plant, and equipment, net	2,649,040	2,459,914	2,608,330
Gas reserves	31,600	45,234	34,484
Regulatory assets	338,652	328,024	348,887
Derivative instruments	3,087	2,451	6,135
Other investments	47,411	48,450	49,242
Operating lease right of use asset	76,857	79,383	77,328
Assets under sales-type leases	142,586	146,937	143,759
Other non-current assets	48,828	47,223	48,174
Total non-current assets	3,338,061	3,157,616	3,316,339
Total assets	$3,619,568	$3,825,396	$3,599,336

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2021	2020	2020

Liabilities and equity:
Current liabilities:
Short-term debt	$175,225	$450,000	$231,525
Current maturities of long-term debt	59,971	—	59,955
Accounts payable	87,823	85,604	95,170
Payables to affiliates	29,744	21,353	13,820
Taxes accrued	13,865	11,621	13,724
Interest accrued	9,460	9,368	7,338
Regulatory liabilities	81,314	47,137	50,362
Derivative instruments	1,038	5,036	4,198
Operating lease liabilities	1,167	984	1,054
Other current liabilities	48,488	61,218	51,907
Total current liabilities	508,095	692,321	529,053
Long-term debt	857,365	917,146	857,265
Deferred credits and other non-current liabilities:
Deferred tax liabilities	326,301	312,436	318,034
Regulatory liabilities	635,515	622,375	638,793
Pension and other postretirement benefit liabilities	210,811	224,490	217,287
Derivative instruments	1,272	939	2,852
Operating lease liabilities	80,358	79,052	80,559
Other non-current liabilities	118,286	118,898	120,309
Total deferred credits and other non-current liabilities	1,372,543	1,358,190	1,377,834
Commitments and contingencies (Note 16)
Equity:
Common stock	319,506	319,557	319,506
Retained earnings	574,740	548,755	528,580
Accumulated other comprehensive loss	(12,681)	(10,573)	(12,902)
Total equity	881,565	857,739	835,184
Total liabilities and equity	$3,619,568	$3,825,396	$3,599,336

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended March 31,
	2021	2020
Total shareholder's equity, beginning balances	$835,184	$822,196

Common stock	319,506	319,557

Retained earnings:
Beginning balances	528,580	513,372
Net income	60,111	49,179
Dividends on common stock	(13,951)	(13,796)
Ending balances	574,740	548,755

Accumulated other comprehensive income (loss):
Beginning balances	(12,902)	(10,733)
Other comprehensive income	221	160
Ending balances	(12,681)	(10,573)

Total shareholder's equity, ending balances	$881,565	$857,739

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2021	2020

Operating activities:
Net income	$60,111	$49,179
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	27,169	24,190
Regulatory amortization of gas reserves	3,634	4,087
Deferred income taxes	2,592	(3,897)
Qualified defined benefit pension plan expense	3,937	4,446
Contributions to qualified defined benefit pension plans	(4,540)	(3,160)
Deferred environmental expenditures, net	(4,270)	(3,981)
Amortization of environmental remediation	3,777	4,005
Other	(3,599)	6,061
Changes in assets and liabilities:
Receivables, net	421	2,798
Inventories	16,588	9,593
Income and other taxes	21,488	21,748
Accounts payable	(711)	(22,717)
Deferred gas costs	(28,912)	8,239
Asset optimization revenue sharing	34,633	(1,532)
Decoupling mechanism	656	6,137
Other, net	3,299	663
Cash provided by operating activities	136,273	105,859
Investing activities:
Capital expenditures	(64,098)	(56,234)
Leasehold improvement expenditures	(54)	(6,325)
Proceeds from the sale of assets	1,960	284
Other	(37)	635
Cash used in investing activities	(62,229)	(61,640)
Financing activities:
Long-term debt issued	—	150,000
Long-term debt retired	—	(75,000)
Proceeds from term loan due within one year	—	150,000
Repayments of commercial paper, maturities greater than 90 days	(100,000)	—
Change in other short-term debt, net	43,700	174,900
Cash dividend payments on common stock	(13,951)	(13,796)
Other	(1,509)	(2,190)
Cash (used in) provided by financing activities	(71,760)	383,914
Increase in cash, cash equivalents and restricted cash	2,284	428,133
Cash, cash equivalents and restricted cash, beginning of period	15,739	8,907
Cash, cash equivalents and restricted cash, end of period	$18,023	$437,040

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$8,585	$7,795
Income taxes paid (refunded), net	2,880	950

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

Information presented in these interim consolidated financial statements is unaudited, but includes all material adjustments management considers necessary for a fair statement of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in NW Holdings' and NW Natural's combined 2020 Annual Report on Form 10-K (2020 Form 10-K). A significant part of NW Holdings' and NW Natural's business is of a seasonal nature; therefore, NW Holdings and NW Natural results of operations for interim periods are not necessarily indicative of full year results. Seasonality affects the comparability of the results of other operations across quarters but not across years.

In June 2018, NWN Gas Storage, a wholly-owned subsidiary of NW Natural at the time and now a wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in its wholly-owned subsidiary, Gill Ranch. We concluded that the sale of Gill Ranch qualified as assets and liabilities held for sale and discontinued operations. As such, the results of Gill Ranch were presented as a discontinued operation for NW Holdings for all periods presented on the consolidated statements of comprehensive income and cash flows, and the assets and liabilities associated with Gill Ranch have been classified as discontinued operations assets and liabilities on the NW Holdings consolidated balance sheet. The sale closed on December 4, 2020. See Note 17 for additional information.

Notes to the consolidated financial statements reflect the activity of continuing operations for both NW Holdings and NW Natural for all periods presented, unless otherwise noted. Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on our consolidated financial statements.
2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2020 Form 10-K. There were no material changes to those accounting policies during the three months ended March 31, 2021 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	March 31,		December 31,
In thousands	2021	2020	2020
NW Natural:
Current:
Unrealized loss on derivatives(1)	$1,038	$4,845	$4,198
Gas costs	21,851	10,898	1,979
Environmental costs(2)	5,396	4,459	4,992
Decoupling(3)	4	610	361
Pension balancing(4)	7,131	6,794	7,131
Income taxes	2,273	3,576	3,484
Other(5)	10,096	6,633	9,600
Total current	$47,789	$37,815	$31,745
Non-current:
Unrealized loss on derivatives(1)	$1,272	$939	$2,852
Pension balancing(4)	41,111	46,031	43,383
Income taxes	13,895	16,354	15,368
Pension and other postretirement benefit liabilities	165,598	168,676	170,812
Environmental costs(2)	84,977	82,491	90,623
Gas costs	11,242	350	3,925
Decoupling(3)	2	—	1,031
Other(5)	20,555	13,183	20,893
Total non-current	$338,652	$328,024	$348,887
Other (NW Holdings)	40	—	40
Total non-current - NW Holdings	$338,692	$328,024	$348,927

	Regulatory Liabilities
	March 31,		December 31,
In thousands	2021	2020	2020
NW Natural:
Current:
Gas costs	$2,575	$4,046	$1,118
Unrealized gain on derivatives(1)	19,914	2,257	13,674
Decoupling(3)	10,134	11,203	11,793
Income taxes	8,217	7,522	8,217
Asset optimization revenue sharing	35,878	17,241	10,298
Other(5)	4,596	4,868	5,262
Total current	$81,314	$47,137	$50,362
Non-current:
Gas costs	$634	$1,328	$314
Unrealized gain on derivatives(1)	3,087	2,451	6,135
Decoupling(3)	2,652	4,784	1,723
Income taxes(6)	182,511	192,644	189,587
Accrued asset removal costs(7)	434,489	408,212	427,960
Other(5)	12,142	12,956	13,074
Total non-current - NW Natural	$635,515	$622,375	$638,793
Other (NW Holdings)	869	844	870
Total non-current - NW Holdings	$636,384	$623,219	$639,663

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
(4)Balance represents deferred net periodic benefit costs as approved by the OPUC.
(5)Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.
(6)Balance represents excess deferred income tax benefits subject to regulatory flow-through.
(7)Estimated costs of removal on certain regulated properties are collected through rates.

We believe all costs incurred and deferred at March 31, 2021 are prudent. All regulatory assets and liabilities are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. Prior period amounts have been reclassified to conform prior period information to the current presentation.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of March 31, 2021 and 2020 and December 31, 2020:

	March 31,		December 31,
In thousands	2021	2020	2020
Cash and cash equivalents	$17,907	$471,079	$30,168
Restricted cash included in other current assets	7,605	4,785	5,286
Cash, cash equivalents and restricted cash	$25,512	$475,864	$35,454

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of March 31, 2021 and 2020 and December 31, 2020:

	March 31,		December 31,
In thousands	2021	2020	2020
Cash and cash equivalents	$10,418	$432,255	$10,453
Restricted cash included in other current assets	7,605	4,785	5,286
Cash, cash equivalents and restricted cash	$18,023	$437,040	$15,739

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

Allowance for Trade Receivables
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

After considering the significant exposure to quarantine-related job losses in Oregon and Washington state, NW Holdings and NW Natural expanded our standard review procedures for our allowance for uncollectible accounts calculation, including analyzing the significant indications of unemployment rate and comparing to historic economic data during the 2007-2009 time period when the country experienced an economic recession. We then considered other qualitative information including recent customer interactions related to payment plans and credit issues, statistics from our website related to credit inquiries, and economic stimulus provided by the federal government which could have a beneficial impact on residential and commercial customers' abilities to ultimately make payment on their accounts. Our provision calculation for residential accounts is estimated based on the factors noted above including a review of percentage of accounts with no payment received for 90 or more days. For commercial accounts, we have resumed normal collection processes and our provision is based on historical write-off trends and current information on delinquent accounts. For industrial accounts, we continue to analyze those accounts on an account-by-account basis with specific reserves taken as necessary.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool, substantially all of which is related to NW Natural's accounts receivable:

	As of			As of
	December 31, 2020	Three Months Ended March 31, 2021		March 31, 2021
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance(1)
Allowance for uncollectible accounts:
Residential	$2,153	$801	$(156)	$2,798
Commercial	704	(171)	(144)	389
Industrial	142	(59)	3	86
Accrued unbilled and other	220	22	(12)	230
Total	$3,219	$593	$(309)	$3,503
(1) Includes $2.6 million that was deferred to a regulatory asset for costs associated with COVID-19 that are recoverable in future rates.

Allowance for Net Investments in Sales-Type Leases
NW Natural currently holds two net investments in sales-type leases, with substantially all of the net investment balance related to the North Mist natural gas storage agreement with Portland General Electric (PGE) which is billed under an OPUC-approved rate schedule. See Note 6 for more information on the North Mist lease. Due to the nature of this service, PGE may recover the costs of the lease through general rate cases. Therefore, we expect the risk of loss due to the credit of this lessee to be remote. As such, no allowance for uncollectability was recorded for our sales-type lease receivables. NW Natural will continue monitoring the credit health of the lessees and the overall economic environment, including the economic factors closely tied to the financial health of our current and future lessees.

COVID-19 Impact
During 2020, our regulated utilities received approval in their respective jurisdictions to defer certain financial impacts associated with COVID-19 such as bad debt expense, financing costs to secure liquidity, lost revenues related to late fees and reconnection fees, and other COVID-19 related costs, net of offsetting direct expense reductions associated with COVID-19. As of March 31, 2021, we deferred to a regulatory asset approximately $5.0 million for incurred costs associated with COVID-19 that we believe are recoverable.

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

Recently Adopted Accounting Pronouncements
INCOME TAXES. On December 18, 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The purpose of the amendment is to reduce cost and complexity related to accounting for income taxes by removing certain exceptions to the general principles and improving consistent application for other areas in Topic 740. The amendments in this ASU were effective beginning January 1, 2021. The amended presentation and disclosure guidance was applied retrospectively. The adoption did not materially affect the financial statements and disclosures of NW Holdings or NW Natural.

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

On January 7, 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." The purpose of the amendment is to clarify guidance on reference rate reform activities, specifically related to accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting, margining, and contract price alignment (the "discounting transition"). The amendments in ASUs 2020-04 and 2021-01 are effective for all entities as of March

12, 2020 through December 31, 2022. We do not expect the ASUs to materially affect the financial statements and disclosures of NW Holdings or NW Natural.
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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended March 31,
In thousands, except per share data	2021	2020
Net income from continuing operations	$59,517	$48,276
Loss from discontinued operations, net of tax	—	(778)
Net income	$59,517	$47,498
Average common shares outstanding - basic	30,614	30,491
Additional shares for stock-based compensation plans (See Note 7)	19	44
Average common shares outstanding - diluted	30,633	30,535
Earnings from continuing operations per share of common stock:
Basic	$1.94	$1.58
Diluted	$1.94	$1.58
Loss from discontinued operations per share of common stock:
Basic	$—	$(0.02)
Diluted	$—	$(0.02)
Earnings per share of common stock:
Basic	$1.94	$1.56
Diluted	$1.94	$1.56
Additional information:
Anti-dilutive shares	12	3
4. SEGMENT INFORMATION

We primarily operate in one reportable business segment, which is NW Natural's local gas distribution business and is referred to as the NGD segment. NW Natural and NW Holdings also have investments and business activities not specifically related to the NGD, which are aggregated and reported as other and described below for each entity.

Natural Gas Distribution
NW Natural's local gas distribution segment is a regulated utility principally engaged in the purchase, sale, and delivery of natural gas and related services to customers in Oregon and southwest Washington. In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion, NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, and NW Natural RNG Holding Company, LLC, a holding company established to invest in the development and procurement of renewable natural gas.

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

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. The following table presents summary financial information concerning the reportable segment and other of continuing operations. See Note 17 for information regarding discontinued operations for NW Holdings.

	Three Months Ended March 31,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2021
Operating revenues	$301,338	$11,012	$312,350	$3,596	$315,946
Depreciation and amortization	26,913	256	27,169	928	28,097
Income (loss) from operations	86,487	8,631	95,118	(412)	94,706
Net income (loss) from continuing operations	53,925	6,186	60,111	(594)	59,517
Capital expenditures	63,992	106	64,098	1,604	65,702
Total assets at March 31, 2021	3,570,153	49,415	3,619,568	139,057	3,758,625
2020
Operating revenues	$278,487	$4,042	$282,529	$2,622	$285,151
Depreciation and amortization	23,946	244	24,190	485	24,675
Income (loss) from operations	75,258	1,763	77,021	(575)	76,446
Net income (loss) from continuing operations	47,943	1,236	49,179	(903)	48,276
Capital expenditures	56,157	77	56,234	1,212	57,446
Total assets at March 31, 2020(1)	3,776,650	48,746	3,825,396	160,835	3,986,231
Total assets at December 31, 2020	3,549,868	49,468	3,599,336	157,043	3,756,379
(1)     Total assets for NW Holdings exclude assets related to discontinued operations of $15.3 million as of March 31, 2020.

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

The following table presents additional segment information concerning NGD margin:

	Three Months Ended March 31,
In thousands	2021	2020
NGD margin calculation:
NGD distribution revenues	$296,553	$273,561
Other regulated services	4,785	4,926
Total NGD operating revenues	301,338	278,487
Less: NGD cost of gas	112,266	108,595
Environmental remediation	3,777	4,005
Revenue taxes	12,655	11,743
NGD margin	$172,640	$154,144

5. REVENUE

The following tables present disaggregated revenue from continuing operations:

	Three Months Ended March 31,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2021
Natural gas sales	$296,083	$—	$296,083	$—	$296,083
Gas storage revenue, net	—	2,495	2,495	—	2,495
Asset management revenue, net	—	6,928	6,928	—	6,928
Appliance retail center revenue	—	1,589	1,589	—	1,589
Other revenue	415	—	415	3,596	4,011
Revenue from contracts with customers	296,498	11,012	307,510	3,596	311,106

Alternative revenue	453	—	453	—	453
Leasing revenue	4,387	—	4,387	—	4,387
Total operating revenues	$301,338	$11,012	$312,350	$3,596	$315,946

2020
Natural gas sales	$274,004	$—	$274,004	$—	$274,004
Gas storage revenue, net	—	2,336	2,336	—	2,336
Asset management revenue, net	—	150	150	—	150
Appliance retail center revenue	—	1,556	1,556	—	1,556
Other revenue	337	—	337	2,622	2,959
Revenue from contracts with customers	274,341	4,042	278,383	2,622	281,005

Alternative revenue	(472)	—	(472)	—	(472)
Leasing revenue	4,618	—	4,618	—	4,618
Total operating revenues	$278,487	$4,042	$282,529	$2,622	$285,151

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

Revenue taxes are included in operating revenues with an offsetting expense recognized in operating expense in the consolidated statements of comprehensive income. Revenue-based taxes are primarily franchise taxes, which are collected from customers and remitted to taxing authorities.

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

As of March 31, 2021, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $83.8 million. Of this amount, approximately $14.3 million will be recognized during the remainder of 2021, $19.4 million in 2022, $17.8 million in 2023, $14.0 million in 2024, $11.1 million in 2025 and $7.2 million thereafter. The amounts presented here are calculated using current contracted rates.

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

The components of lease revenue at NW Natural were as follows:

	Three Months Ended March 31,
In thousands	2021	2020
Lease revenue
Operating leases	$18	$28
Sales-type leases	4,369	4,590
Total lease revenue	$4,387	$4,618

Total future minimum lease payments to be received under non-cancellable leases at NW Natural at March 31, 2021 are as follows:

In thousands	Operating	Sales-Type	Total
Remainder of 2021	$55	$13,090	$13,145
2022	72	17,026	17,098
2023	64	16,557	16,621
2024	65	15,867	15,932
2025	60	15,306	15,366
Thereafter	229	251,724	251,953
Total lease revenue	$545	$329,570	$330,115
Less: imputed interest		186,352
Total leases receivable		$143,218

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $4.4 million, $4.1 million and $4.3 million at March 31, 2021 and 2020 and December 31, 2020, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

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

The components of lease expense, a portion of which is capitalized, were as follows:

	Three Months Ended March 31,
In thousands	2021	2020
NW Natural:
Operating lease expense	$1,678	$1,202
Short-term lease expense	$220	$198

Other (NW Holdings):
Operating lease expense	$18	$52

NW Holdings:
Operating lease expense	$1,696	$1,254
Short-term lease expense	$220	$198

Supplemental balance sheet information related to operating leases as of March 31, 2021 is as follows:

In thousands	March 31,		December 31,
	2021	2020	2020
NW Natural:
Operating lease right of use asset	$76,857	$79,383	$77,328

Operating lease liabilities - current liabilities	$1,167	$984	$1,054
Operating lease liabilities - non-current liabilities	80,358	79,052	80,559
Total operating lease liabilities	$81,525	$80,036	$81,613

Other (NW Holdings):
Operating lease right of use asset	$100	$139	$118

Operating lease liabilities - current liabilities	$46	$87	$51
Operating lease liabilities - non-current liabilities	56	53	62
Total operating lease liabilities	$102	$140	$113

NW Holdings:
Operating lease right of use asset	$76,957	$79,522	$77,446

Operating lease liabilities - current liabilities	$1,213	$1,071	$1,105
Operating lease liabilities - non-current liabilities	80,414	79,105	80,621
Total operating lease liabilities	$81,627	$80,176	$81,726

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	March 31,		December 31,
	2021	2020	2020
Weighted-average remaining lease term (years)	18.9	19.7	19.2
Weighted-average discount rate	7.22%	7.20%	7.23%

Commencement of Significant Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new corporate operations center in Portland, Oregon. Total estimated base rent payments over the life of the lease are $159.4 million. There is an option to extend the term of the lease for two additional periods of seven years.

There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $4.6 million, $0.6 million and $4.2 million as of March 31, 2021 and 2020 and December 31, 2020, respectively.

Maturities of operating lease liabilities at March 31, 2021 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2021	$5,161	$41	$5,202
2022	6,933	24	6,957
2023	6,986	6	6,992
2024	7,150	6	7,156
2025	7,185	6	7,191
Thereafter	123,784	24	123,808
Total lease payments	157,199	107	157,306
Less: imputed interest	75,674	5	75,679
Total lease obligations	81,525	102	81,627
Less: current obligations	1,167	46	1,213
Long-term lease obligations	$80,358	$56	$80,414

As of March 31, 2021, finance lease liabilities with maturities of less than one year were $0.3 million at NW Natural.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
In thousands	2021	2020
NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,669	$1,196
Finance cash flows from finance leases	$544	$155
Right of use assets obtained in exchange for lease obligations
Operating leases	$154	$77,988
Finance leases	$74	$233

Other (NW Holdings):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16	$52

NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,685	$1,248
Finance cash flows from finance leases	$544	$155
Right of use assets obtained in exchange for lease obligations
Operating leases	$154	$77,988
Finance leases	$74	$233

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $1.9 million, $0.7 million and $1.8 million at March 31, 2021 and 2020 and at December 31, 2020, respectively.
7. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees and officers. These compensation plans include a Long Term Incentive Plan (LTIP), an Employee Stock Purchase Plan (ESPP), and a Restated Stock Option Plan. For additional information on stock-based compensation plans, see Note 8 in the 2020 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the three months ended March 31, 2021, the final performance factor under the 2019 LTIP was approved and 31,986 performance-based shares were granted under the 2019 LTIP for accounting purposes. As such, NW Natural and other subsidiaries began recognizing compensation expense. In February 2020 and 2021, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2022 and 2023, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of March 31, 2021, and therefore, no expense was recognized for the 2020 and 2021 awards. NW Holdings will calculate the grant date fair value and NW Natural will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2020 and 2021 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2020 and 2021 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of peer group companies over the performance period of three years for each respective award. If the targets were achieved for the 2020 and 2021 awards, NW Holdings would grant for accounting purposes 31,830 and 56,335 shares in the first quarters of 2022 and 2023, respectively.

As of March 31, 2021, there was $0.4 million of unrecognized compensation cost associated with the 2019 LTIP grants, which is expected to be recognized through 2021.

Restricted Stock Units
During the three months ended March 31, 2021, 38,160 RSUs were granted under the LTIP with a weighted-average grant date fair value of $49.16 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of common stock on the grant date. As of March 31, 2021, there was $4.5 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized by NW Natural and other subsidiaries over a period extending through 2025.

Restated Stock Option Plan
The Restated Stock Option Plan (Restated SOP) was terminated with respect to new grants in 2012; however, options granted before the Restated SOP was terminated remained outstanding until the earlier of their expiration, forfeiture, or exercise. Options were exercisable for shares of NW Holdings common stock. As of March 31, 2021 there were no options exercisable or outstanding.
8. DEBT

Short-Term Debt
At March 31, 2021, NW Holdings and NW Natural had short-term debt outstanding of $236.2 million and $175.2 million, respectively. NW Holdings' short-term debt consisted of $61.0 million in revolving credit agreement loans at NW Holdings and $175.2 million of commercial paper outstanding at NW Natural. The weighted average interest rate on the revolving credit agreement at March 31, 2021 was 1.19% at NW Holdings. The weighted average interest rate of commercial paper outstanding at March 31, 2021 was 0.43% at NW Natural. At March 31, 2021, NW Natural's commercial paper had a maximum remaining maturity of 76 days and an average remaining maturity of 20 days.

Long-Term Debt
At March 31, 2021, NW Holdings and NW Natural had long-term debt outstanding of $955.9 million and $917.3 million, respectively, which included $7.4 million of unamortized debt issuance costs at NW Natural. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2021 through 2050, interest rates ranging from 2.82% to 9.05%, and a weighted average interest rate of 4.60%.

In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a two-year term loan agreement for $35.0 million, due in 2021. The loan carried an interest rate of 0.66% at March 31, 2021, which is based upon the two-month LIBOR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at March 31, 2021, with a consolidated indebtedness to total capitalization ratio of 56.0%.

Fair Value of Long-Term Debt
NW Holdings' and NW Natural's outstanding debt does not trade in active markets. The fair value of long-term debt is estimated using the value of outstanding debt at natural gas distribution companies with similar credit ratings, terms, and remaining maturities to NW Holdings' and NW Natural's debt that actively trade in public markets. Substantially all outstanding debt at NW Holdings is comprised of NW Natural debt. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in the 2020 Form 10-K for a description of the fair value hierarchy.

The following table provides an estimate of the fair value of NW Holdings' long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	NW Holdings
	March 31,		December 31,
In thousands	2021	2020	2020
Gross long-term debt	$963,283	$961,718	$962,905
Unamortized debt issuance costs	(7,364)	(7,554)	(7,480)
Carrying amount	$955,919	$954,164	$955,425
Estimated fair value(1)	$1,053,036	$1,038,691	$1,136,311
(1) Estimated fair value does not include unamortized debt issuance costs.

The following table provides an estimate of the fair value of NW Natural's long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	NW Natural
	March 31,		December 31,
In thousands	2021	2020	2020
Gross long-term debt	$924,700	$924,700	$924,700
Unamortized debt issuance costs	(7,364)	(7,554)	(7,480)
Carrying amount	$917,336	$917,146	$917,220
Estimated fair value(1)	$1,014,527	$1,001,058	$1,097,348
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

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
In thousands	2021	2020	2021	2020
Service cost	$1,714	$1,657	$55	$64
Interest cost	3,343	4,011	165	223
Expected return on plan assets	(6,099)	(5,496)	—	—
Amortization of prior service credit	—	—	(117)	(117)
Amortization of net actuarial loss	5,501	4,778	131	143
Net periodic benefit cost	4,459	4,950	234	313
Amount allocated to construction	(726)	(668)	(21)	(23)
Net periodic benefit cost charged to expense	3,733	4,282	213	290
Amortization of regulatory balancing account	2,801	2,801	—	—
Net amount charged to expense	$6,534	$7,083	$213	$290

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended March 31,
In thousands	2021	2020
Beginning balance	$(12,902)	$(10,733)
Amounts reclassified from AOCL:
Amortization of actuarial losses	301	218
Total reclassifications before tax	301	218
Tax benefit	(80)	(58)
Total reclassifications for the period	221	160
Ending balance	$(12,681)	$(10,573)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the three months ended March 31, 2021, NW Natural made cash contributions totaling $4.5 million to qualified defined benefit pension plans. NW Natural expects further plan contributions of $15.6 million during the remainder of 2021.

The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. We are currently evaluating the impact of this law on our business.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). Employer contributions totaled $2.6 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively.

See Note 10 in the 2020 Form 10-K for more information concerning these retirement and other postretirement benefit plans.
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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended March 31,
	NW Holdings		NW Natural
In thousands	2021	2020	2021	2020
Income tax at statutory rate (federal)	$16,808	$13,105	$16,939	$13,355
State income tax	7,308	3,677	7,325	3,737
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(3,605)	(2,525)	(3,605)	(2,525)
Other, net	10	(130)	(107)	(149)
Total provision for income taxes on continuing operations	$20,521	$14,127	$20,552	$14,418
Effective income tax rate for continuing operations	25.6%	22.8%	25.5%	22.8%

The NW Holdings and NW Natural effective income tax rates for the three months ended March 31, 2021 compared to the same period in 2020 changed primarily as a result of the Oregon Corporate Activity Tax (CAT), changes in pre-tax income, and regulatory amortization of deferred Tax Cuts and Jobs Act benefits. See Note 11 in the 2020 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2019 tax year was completed during the first quarter of 2021. There were no material changes to the return as filed. The 2020 and 2021 tax years are subject to examination under CAP.

11. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations:

	March 31,		December 31,
In thousands	2021	2020	2020
NW Natural:
NGD plant in service	$3,594,226	$3,344,345	$3,548,543
NGD work in progress	70,766	95,566	63,901
Less: Accumulated depreciation	1,067,502	1,030,234	1,055,809
NGD plant, net	2,597,490	2,409,677	2,556,635
Other plant in service	66,314	64,314	66,300
Other construction work in progress	5,125	4,824	5,032
Less: Accumulated depreciation	19,889	18,901	19,637
Other plant, net	51,550	50,237	51,695
Total property, plant, and equipment, net	$2,649,040	$2,459,914	$2,608,330

Other (NW Holdings):
Other plant in service	$51,852	$42,016	$50,263
Less: Accumulated depreciation	4,512	1,715	3,823
Other plant, net	$47,340	$40,301	$46,440

NW Holdings:
Total property, plant, and equipment, net	$2,696,380	$2,500,215	$2,654,770

NW Natural:
Capital expenditures in accrued liabilities	$20,969	$33,999	$25,129

NW Holdings:
Capital expenditures in accrued liabilities	$21,118	$33,999	$25,129

NW Holdings
Other plant balances include long-lived assets associated with water and wastewater utility operations and non-regulated activities not held by NW Natural or its subsidiaries.

NW Natural
Other plant balances primarily include non-utility gas storage assets at the Mist facility and other long-lived assets not related to NGD.
12. GAS RESERVES

NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of March 31, 2021. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities in the consolidated balance sheets. The investment in gas reserves provides long-term price protection for NGD customers through the original agreement with Encana Oil & Gas (USA) Inc. under which NW Natural invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

The cost of gas, including a carrying cost for the rate base investment, is included in the annual Oregon PGA filing, which allows NW Natural to recover these costs through customer rates. The investment under the original agreement, less accumulated amortization and deferred taxes, earns a rate of return. See Note 13 in the 2020 Form 10-K.

Gas produced from the additional wells is included in the Oregon PGA at a fixed rate of $0.4725 per therm, which approximates the 10-year hedge rate plus financing costs at the inception of the investment.

The following table outlines NW Natural's net gas reserves investment:

	March 31,		December 31,
In thousands	2021	2020	2020
Gas reserves, current	$10,659	$14,351	$11,409
Gas reserves, non-current	176,648	172,956	175,898
Less: Accumulated amortization	145,048	127,722	141,414
Total gas reserves(1)	42,259	59,585	45,893
Less: Deferred taxes on gas reserves	9,831	14,522	10,572
Net investment in gas reserves	$32,428	$45,063	$35,321
(1)     The net investment in additional wells included in total gas reserves was $2.8 million, $3.6 million and $3.0 million at March 31, 2021 and 2020 and December 31, 2020, respectively.

NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under gas reserves with the maximum loss exposure limited to the investment balance.
13. INVESTMENTS

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 14 in the 2020 Form 10-K.

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

TWH was a variable interest entity reported under equity method accounting through its sale. The investment in TWH did not meet the criteria to be classified as held for sale or discontinued operations. The investment balance in TWH was $13.4 million at March 31, 2020. See Note 14 in the 2020 Form 10-K.
14. BUSINESS COMBINATIONS

2021 Business Combinations
During the three months ended March 31, 2021, NWN Water completed one acquisition of a water system that qualified as a business combination. The aggregate fair value of the preliminary consideration transferred for this acquisition was not material and is not significant to NW Holdings' results of operations.

2020 Business Combinations
During 2020, NWN Water and its subsidiaries completed two significant acquisitions qualifying as business combinations. The aggregate fair value of the total cash consideration transferred for these acquisitions was $38.1 million, most of which was allocated to property, plant and equipment and goodwill. These transactions align with NW Holdings' water sector strategy as it continues to expand its water services territories in the Pacific Northwest and beyond and included:
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

Final goodwill of $18.2 million was recognized from the acquisitions described above. No intangible assets aside from goodwill were acquired. The goodwill recognized is attributable to the regulated water utility service territories, experienced workforces, and the strategic benefits from both the water and wastewater utilities expected from growth in their service territories. The total amount of goodwill that is expected to be deductible for income tax purposes is approximately $16.5 million. The acquisition costs associated with each business combination were expensed as incurred. The results of these business combinations were not material to the consolidated financial results of NW Holdings.

Other Business Combinations
During 2020, NWN Water completed three additional acquisitions, comprised of four water systems and one wastewater system, which qualified as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions was approximately $1.5 million. These business combinations were not significant to NW Holdings' results of operations.

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

As a result of all acquisitions completed, total goodwill was $69.3 million as of March 31, 2021 and $69.2 million as of March 31, 2020 and December 31, 2020. The goodwill balance remained flat due to insignificant additions associated with our acquisitions in the water sector. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	March 31,		December 31,
In thousands	2021	2020	2020
Natural gas (in therms):
Financial	597,495	487,420	784,400
Physical	187,595	369,450	457,593
Foreign exchange	$5,954	$9,885	$5,896

Purchased Gas Adjustment (PGA)
Derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are reflected in the weighted-average cost of gas in the PGA filing. Rates and hedging approaches may vary between states due to different rate structures and mechanisms. Hedge contracts entered into after the start of the PGA period are subject to the PGA incentive sharing mechanism in Oregon. NW Natural entered the 2020-21 and 2019-20 gas years with forecasted sales volumes hedged at 53% and 52% in financial swap and option contracts, and 17% and 19% in physical gas supplies, respectively. Hedge contracts entered into prior to the PGA filing in September 2020 were included in the PGA for the 2020-21 gas year. Hedge contracts entered into after the PGA filing, and related to subsequent gas years, may be included in future PGA filings and qualify for regulatory deferral.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments, which also represents all derivative instruments at NW Holdings:

	Three Months Ended March 31,
	2021		2020
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$20,482	$77	$(5,343)	$(466)
Operating expense	(27)	—	(2,433)	—
Amounts deferred to regulatory accounts on balance sheet	(20,459)	(77)	7,405	466
Total loss in pre-tax earnings	$(4)	$—	$(371)	$—

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

Realized Gain/Loss
NW Natural realized net gains of $5.1 million for the three months ended March 31, 2021 from the settlement of natural gas financial derivative contracts, whereas, net losses of $2.1 million were realized for the three months ended March 31, 2020. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of March 31, 2021 or 2020. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against loss positions. Given NW Natural's counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2021 or 2020. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits.

NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change. If credit-risk related contingent features within these contracts were triggered as of March 31, 2021, assuming current gas prices and a credit rating downgrade to a speculative level, we could have been required to post an insignificant amount in collateral calls, including estimates for adequate assurance.

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

NW Natural’s current commodity financial swap and option contracts outstanding reflect unrealized gains of $21.3 million at March 31, 2021 and unrealized losses of $0.2 million at March 31, 2020. If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $21.2 million and a liability of $0.5 million as of March 31, 2021, an asset of $3.0 million and a liability of $4.3 million as of March 31, 2020, and an asset of $14.1 million and a liability of $1.3 million as of December 31, 2020.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps with financial counterparties. NW Natural utilizes master netting arrangements through International Swaps and Derivatives Association contracts to minimize this risk along with collateral support agreements with counterparties based on their credit ratings. In certain cases, NW Natural requires guarantees or letters of credits from counterparties to meet its minimum credit requirement standards. See Note 16 in the 2020 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at March 31, 2021. Using significant other observable or Level 2 inputs, the net fair value was an asset of $20.7 million, a liability of $1.3 million, and an asset of $12.8 million as of March 31, 2021 and 2020, and December 31, 2020, respectively. No Level 3 inputs were used in our derivative valuations during the three months ended March 31, 2021 and 2020. See Note 2 in the 2020 Form 10-K.
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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	March 31,		December 31,	March 31,		December 31,
In thousands	2021	2020	2020	2021	2020	2020
Portland Harbor site:
Gasco/Siltronic Sediments	$7,026	$11,829	$7,596	$42,374	$42,837	$43,725
Other Portland Harbor	2,175	2,554	1,942	6,954	6,574	7,020
Gasco/Siltronic Upland site	13,135	12,822	14,887	39,302	42,833	40,250
Front Street site	1,258	10,704	3,816	1,132	—	1,107
Oregon Steel Mills	—	—	—	179	179	179
Total	$23,594	$37,909	$28,241	$89,941	$92,423	$92,281

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

GASCO/SILTRONIC SEDIMENTS. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. In March 2020, NW Natural and the EPA amended the Administrative Order on Consent to include additional remedial design activities downstream of the Gasco sediments site and in the navigation channel. Siltronic Corporation is not a party to the amended order. At this time, the estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $49.4 million to $350 million. NW Natural has recorded a liability of $49.4 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in early July 2020 and was completed in October 2020. NW Natural has recognized an additional liability of $2.4 million for long term monitoring, regulatory and permitting issues, and post-construction work.

OREGON STEEL MILLS SITE. Refer to "Legal Proceedings" below.

Environmental Cost Deferral and Recovery
NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recover prudently incurred costs allocable to Oregon customers, subject to an earnings test. On October 21, 2019, the WUTC authorized an Environmental Cost Recovery Mechanism (ECRM) for recovery of prudently incurred costs allocable to Washington customers beginning November 1, 2019. See Note 18 in the 2020 Form 10-K for a description of SRRM and ECRM collection processes.

The following table presents information regarding the total regulatory asset deferred:

	March 31,		December 31,
In thousands	2021	2020	2020
Deferred costs and interest (1)	$46,409	$37,586	$44,516
Accrued site liabilities (2)	113,456	129,977	120,352
Insurance proceeds and interest	(69,492)	(80,613)	(69,253)
Total regulatory asset deferral(1)	$90,373	$86,950	$95,615
Current regulatory assets(3)	5,396	4,459	4,992
Long-term regulatory assets(3)	84,977	82,491	90,623
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $0.1 million at March 31, 2021, $0.4 million at March 31, 2020, and $0.2 million at December 31, 2020,
(3)    Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, NW Natural earns a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. It also accrues a carrying charge on insurance proceeds for amounts owed to customers. In Washington, neither the cash paid nor insurance proceeds received accrue a carrying charge. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5.0 million tariff rider. The amounts allocable to Oregon are recoverable through NGD rates, subject to an earnings test.

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

Oregon Steel Mills Site
See Note 18 in the 2020 Form 10-K.

For additional information regarding other commitments and contingencies, see Note 17 in the 2020 Form 10-K.
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

On December 4, 2020, NWN Gas Storage closed the sale of all of the membership interests in Gill Ranch and received payment of the initial cash purchase price of $13.5 million less the $1.0 million deposit previously paid. Furthermore, additional payments to NWN Gas Storage may be made subject to a maximum amount of $15.0 million in the aggregate (subject to a working capital adjustment) based on the economic performance of Gill Ranch for each full gas storage year (April 1 of one year through March 31 of the following year) occurring after the closing and the remaining portion of the 2020-2021 gas storage year and will continue until such time as the maximum amount has been paid. The fair value of this arrangement at the closing date was zero based on a discounted cash flow forecast. Subsequent changes in the fair value will be recorded in earnings. The completion of the sale resulted in an after-tax gain of $5.9 million for the year ended December 31, 2020.

As a result of the disposition of the membership interests in Gill Ranch, there were no assets or liabilities classified as held for sale at March 31, 2021 or December 31, 2020 and there was no activity in the consolidated statement of comprehensive income for the three months ended March 31, 2021. The assets and liabilities of the discontinued operations classified as held for sale in the consolidated balance sheet at March 31, 2020 include the following:

NW Holdings Discontinued Operations
In thousands	March 31, 2020
Assets:
Accounts receivable	$514
Inventories	689
Other current assets	386
Property, plant, and equipment, net	13,342
Operating lease right of use asset	118
Other non-current assets	247
Total discontinued operations assets - current assets (1)	$15,296

Liabilities:
Accounts payable	$717
Other current liabilities	553
Operating lease liabilities	110
Other non-current liabilities	11,421
Total discontinued operations liabilities - current liabilities (1)	$12,801
(1)     The total assets and liabilities of Gill Ranch were classified as current because it was probable that the sale would be completed within one year.

The following table presents the operating results of Gill Ranch and is presented net of tax on the consolidated statements of comprehensive income:

NW Holdings Discontinued Operations
Three Months Ended
In thousands, except per share data	March 31, 2020
Revenues	$908
Expenses:
Operations and maintenance	1,580
General taxes	47
Depreciation and amortization	106
Other expenses and interest	231
Total expenses	1,964
Loss from discontinued operations before income taxes	(1,056)
Income tax benefit	(278)
Loss from discontinued operations, net of tax	$(778)

Loss from discontinued operations per share of common stock:
Basic	$(0.02)
Diluted	$(0.02)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results from continuing operations for the three months ended March 31, 2021 and 2020 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2020 Annual Report on Form 10-K, as applicable (2020 Form 10-K).

NW Natural's natural gas distribution activities are reported in the natural gas distribution (NGD) segment. The NGD segment includes our NW Natural local gas distribution business, NWN Gas Reserves, which is a wholly owned subsidiary of Energy Corp, the NGD-portion of NW Natural's Mist storage facility in Oregon, and NW Natural RNG Holding Company, LLC. Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. Other activities aggregated and reported as other at NW Holdings include NWN Energy's equity investment in Trail West Holdings, LLC (TWH) through August 6, 2020; NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); and NWN Water, which through itself or its subsidiaries owns and continues to pursue investments in the water sector. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries. See Note 13 for information on our TWH investment.

In addition, NW Holdings reported discontinued operations results related to the sale of Gill Ranch Storage, LLC (Gill Ranch). NW Natural Gas Storage, LLC (NWN Gas Storage), an indirect wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement during the second quarter of 2018 that provided for the sale of all membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility. The sale was completed on December 4, 2020. See Note 17 for information on discontinued operations.
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

EXECUTIVE SUMMARY

Our core mission is to provide safe, reliable and affordable essential utility services in an environmentally responsible way to better the lives of the public we serve. See "2021 Outlook" in the 2020 Form 10-K for more information. Current operational highlights include:
•Reported net income of $1.94 per share (diluted) for the first quarter of 2021, compared to net income of $1.56 per share (diluted) in the prior year;
•Continued to provide customers with essential natural gas and water utility services during a cold weather event in the Pacific Northwest in February;
•Added over 11,000 meters during the past twelve months for a growth rate of 1.4% at March 31, 2021; and
•Continued our focus on our water utility strategy with an additional closed acquisition of a water system in the first quarter of 2021 and three signed agreements to acquire small utilities near existing service territories.

Key year-to-date financial highlights for NW Holdings include:

	Three Months Ended March 31,
	2021		2020		YTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income from continuing operations	$59,517	$1.94	$48,276	$1.58	$11,241
Loss from discontinued operations, net of tax	—	—	(778)	(0.02)	778
Consolidated net income	$59,517	$1.94	$47,498	$1.56	$12,019

Key year-to-date financial highlights for NW Natural include:

	Three Months Ended March 31,
	2021	2020	YTD
In thousands	Amount	Amount	Change
Consolidated net income	$60,111	$49,179	$10,932
Natural gas distribution margin	$172,640	$154,144	$18,496

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020.
Consolidated net income increased $10.9 million at NW Natural primarily due to the following factors:
•an $18.5 million increase in NGD segment margin driven by the 2020 Oregon rate case and residential customer growth; and
•a $6.9 million increase in asset management revenue primarily due to the 2021 cold weather event discussed below; partially offset by
•a $6.1 million increase in income tax expense primarily due to an increase in pretax income and the Oregon Corporate Activity Tax;
•a $3.0 million increase in depreciation expense due to property, plant, and equipment additions as we continued to invest in our natural gas and water utility systems;
•a $2.9 million increase in operating and maintenance expenses due to higher compensation costs, lease expense, and professional service expenses;
•a $1.5 million increase in general taxes primarily due to higher assessed property values; and
•a $0.9 million increase in interest expense primarily on long-term debt.

Net income from continuing operations increased $11.2 million at NW Holdings primarily due to the following factors:
•a $10.9 million increase in consolidated net income at NW Natural as discussed above; and
•a $0.3 million increase in other net income primarily reflecting lower holding company expenses.

2021 COLD WEATHER EVENT. In February 2021, Portland, Oregon and the surrounding region, like much of the country, experienced a severe winter storm with several days of colder temperatures resulting in elevated natural gas demand and significantly higher spot prices. Additional market gas purchases and other expenses resulted in approximately $29 million of higher commodity costs, of which approximately $27 million was deferred to a regulatory asset for recovery in future rates. The result was approximately $2 million of lower natural gas utility margin in the first quarter of 2021. The higher commodity costs were offset by approximately $39 million of asset management revenue, of which approximately $33 million was deferred to a regulatory liability for the benefit of customers.

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

For employees whose role requires them to work in the field or onsite, we are following CDC, OSHA, and state specific requirements. Measures include: following social distancing guidelines; use of personal protective equipment (PPE) including masks, face coverings and gloves; enhanced sanitizing protocols; requiring employee health screenings prior to entering a NW Natural facility; and other measures intended to mitigate the spread of this disease and keep our employees and customers safe and informed. Our water companies are following similar protocols. In addition, NW Natural implemented work-from-home plans for employees wherever possible that remain in place as we take a measured approach to reopening our headquarters and operations center.

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
•NW Natural's customer growth rate is affected by both new meter connections and when existing customers close their accounts and disconnect their meters. Customer growth from construction and conversions remained strong during the first quarter of 2021 and commercial customer counts remained steady. A slow economic recovery could result in a decline in new meter connections, which could adversely affect margin in 2021 and the following periods. In addition, we are closely monitoring our approximately 70,000 commercial and industrial natural gas meters, as a substantial decline in these meters could materially affect margin in 2021 and the following periods. We don't anticipate significant residential meter disconnections.
•NW Natural has seen lower utility margin from a reduction in overall sales volumes during the first quarter of 2021 and 2020 attributed to COVID-19. While we are substantially through our peak heating season this spring, we may still see declines in volumes, depending on the level of reopenings and resiliency of businesses in the communities in which we serve through the remainder of 2021. However, volumes do not translate directly to earnings as the majority of our NGD margin is not dependent on volumes.
•While we have begun to return to normal business practices for our commercial and industrial customers, our residential customers' return to normal practices has been extended based on the timing, availability and efficacy of vaccine rollout and timing of economic recovery. Therefore, the recognition of late and disconnection fee revenue may be delayed beyond our current expectations.
•As the pandemic continued into the 2020-2021 winter heating season, certain customers were faced with seasonally higher natural gas usage and bills. This could have a financial strain on our customers and impact their ability to pay their bills in a timely manner thus potentially increasing our working capital needs.
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

See the discussion in "Results of Operations" below for additional detail regarding all significant activity that occurred during the first quarter of 2021.

DIVIDENDS

Dividend highlights include:

	Three Months Ended March 31,		YTD Change
Per common share	2021	2020
Dividends paid	$0.4800	$0.4775	$0.0025

In April 2021, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4800 per share. The dividend is payable on May 14, 2021 to shareholders of record on April 30, 2021, reflecting an annual indicated dividend rate of $1.92 per share.

RESULTS OF OPERATIONS

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2020 Form 10-K.
Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At March 31, 2021, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed General Rate Cases" below.

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

OTHER. The wholly owned regulated water businesses of NWN Water, a wholly owned subsidiary of NW Holdings, are subject to regulation by the utility commissions in the states in which they are located, which currently include Oregon, Washington, Idaho, and Texas.

Most Recent Completed General Rate Cases
OREGON. On October 16, 2020, the OPUC issued an order concluding NW Natural's general rate case filed in December 2019 (Order). The Order provided for a total revenue requirement increase of approximately $45 million over revenues from pre-existing rates. The revenue requirement is based on the following assumptions:
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

WASHINGTON. Effective November 1, 2019, the WUTC authorized rates to customers based on an ROE of 9.4% and an overall rate of return of 7.161% with a capital structure of 49% common equity, 1% short-term debt, and 50% long-term debt. The WUTC also authorized the recovery of environmental remediation expenses allocable to Washington customers through an Environmental Cost Recovery Mechanism (ECRM) and directed NW Natural to provide federal tax reform benefits to customers. See "Rate Mechanisms - Environmental Cost Deferral and Recovery - Washington ECRM" below.

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
•Return on equity of 9.4%;
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

On May 4, 2021, the parties amended the schedule for the rate case docket and notified the WUTC that they are working toward a settlement in principle and have made substantial progress. The notice indicates that the parties will inform the WUTC if and when they reach settlement in principle and request a suspension of the docket to document the settlement at that time. If the parties fail to reach settlement, we expect the docket to continue under the modified schedule. NW Natural has requested that the new rates take effect November 1, 2021.

Rate Mechanisms
During 2021 and 2020, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon		Washington
	2018 Rate Case	2020 Rate Case (effective 11/1/2020)	2019 Rate Case (effective 11/1/2019)
Authorized Rate Structure:
ROE	9.4%	9.4%	9.4%
ROR	7.3%	7.0%	7.2%
Debt/Equity Ratio	50%/50%	50%/50%	51%/49%

Key Regulatory Mechanisms:
Purchased Gas Adjustment (PGA)	X	X	X
Gas Cost Incentive Sharing	X	X
Decoupling	X	X
Weather Normalization (WARM)	X	X
Environmental Cost Recovery	X	X	X
Interstate Storage and Asset Management Sharing	X	X	X

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

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. NW Natural entered the 2020-21 gas year with its forecasted sales volumes hedged at 40% in financial swap and option contracts, including hedging of 38% in Oregon and 58% in Washington. The percentage of total forecasted sales volume hedged was approximately 41% for Oregon and approximately 58% for Washington.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2019-20 and 2020-21 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2020, the ROE threshold was 10.40%. NW Natural filed the 2020 earnings test in April 2021 indicating no customer refund adjustment. NW Natural does not expect a customer refund adjustment for 2021 based on results.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism, which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of March 31, 2021, 8% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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

In addition, the SRRM also provides for the annual collection of $5.0 million from Oregon customers through a tariff rider. As it collects amounts from customers, NW Natural recognizes these collections as revenue net of any earnings test adjustments and separately amortizes an equal and offsetting amount of the deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expenses section of the Consolidated Statements of Comprehensive Income. For additional information, see Note 18 in the 2020 Form 10-K.

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
NW Natural concluded there was no earnings test adjustment for 2020 based on the environmental earnings test that was submitted in April 2021.

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage and asset management activities. Previously, amounts were credited to Oregon customers in June. Starting in 2021, Oregon customers received this credit in February per the 2020 Oregon rate case order. Credits are given to customers in Washington as reductions in rates through the annual PGA filing in November.

During the first quarter of 2021, NW Natural refunded an interstate storage and asset management sharing credit of approximately $9.1 million to Oregon customers, which was primarily reflected in Oregon customers' February bills. Bill credits to Oregon and Washington customers in 2020 were approximately $17.0 million and $0.7 million, respectively.

Regulatory Proceeding Updates
During 2021, NW Natural was involved in the regulatory activities discussed below. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2020 Form 10-K.

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

Additionally, both Oregon and Washington approved our applications in 2020 to defer certain COVID-19 related costs.
Costs that may be recoverable include, but are not limited to, the following: personal protective equipment, cleaning supplies and services, bad debt expense, financing costs to secure liquidity, and certain lost revenue, net of offsetting direct expense reductions associated with COVID-19. As of March 31, 2021, we estimate that approximately $6.8 million of the financial effects related to COVID-19 could be recoverable and deferred to a regulatory asset approximately $5.0 million for incurred costs. In addition, we expect to recognize revenue in a future period for an additional $1.8 million related to forgone late fee revenue.

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

SB98 and the rules outline the following parameters for the RNG program including: setting voluntary goals for adding as much as 30% renewable natural gas into the state’s pipeline system by 2050; enabling gas utilities to invest in and own the cleaning and conditioning equipment required to bring raw biogas and landfill gas up to pipeline quality, as well as the facilities to connect to the local gas distribution system; and allowing up to 5% of a utility’s revenue requirement to be used to cover the incremental cost or investments in renewable natural gas infrastructure.

Further, the new law supports all forms of renewable natural gas including renewable hydrogen, which is made from excess wind, solar and hydro power. Renewable hydrogen can be used for the transportation system, industrial use, or blended into the natural gas pipeline system.

In its first RNG contract under SB98, NW Natural began a partnership with BioCarbN, a developer and operator of sustainable infrastructure projects, to convert methane into RNG. Under this partnership, NW Natural has the ability to invest up to an estimated $38 million in four separate RNG development projects that will access biogas derived from water treatment at Tyson Foods' processing plants, subject to approval by all parties. In December 2020, NW Natural exercised its option for the first development project in Nebraska, initiating investment in an estimated $8 million project, which is expected to begin producing RNG in late 2021.

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

WATER UTILITIES. In the first three months of 2021, NW Holdings, through its water subsidiaries, continued to acquire water utilities. While COVID-19 has restricted certain activities, we continue to pursue water acquisitions and expect to return to normal business development activities as the pandemic eases and travel and commerce return to previous levels. For our acquired water utilities, we've begun to assess the need for general rate cases, and in 2020, we filed general rate cases for three water utilities to support infrastructure investments for safety and reliability. One of those rate cases was concluded with an order from the commission with new rates effective in February 2021.

OREGON EXECUTIVE ORDER. On March 10, 2020, the governor of Oregon issued an executive order (EO) establishing GHG emissions reduction goals of at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050 and directed state agencies and commissions to facilitate such GHG emission goals targeting a variety of sources and industries. Although the EO does not specifically direct actions of natural gas distribution businesses, the OPUC is directed to prioritize proceedings and activities that advance decarbonization in the utility sector, mitigate energy burden experienced by utility customers and ensure system reliability and resource adequacy. The EO also directs other agencies to cap and reduce GHG emissions from transportation fuels and all other liquid and gaseous fuels, including natural gas, adopt building energy efficiency goals for new building construction, reduce methane gas emissions from landfills and food waste, and submit a proposal for adoption of state goals for carbon sequestration and storage by Oregon’s forest, wetlands and agricultural lands. These agencies and commissions are currently engaged in various stages of their rulemaking processes and are currently expected to complete those processes in the next 12 months. NW Natural is actively engaged with Oregon state regulatory entities and holds a seat on the Oregon Department of Environmental Quality rules advisory committee, which is considering the cap and reduce rules.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2018 IRP for both Oregon and Washington in August 2018, and received both a letter of compliance from the WUTC and acknowledgment by the OPUC in February 2019. The 2018 IRP included analysis of different scenarios, examining several potential future states and the corresponding least cost, least risk resource acquisition strategies. In addition to these strategies, the 2018 IRP published an emissions forecast for each of these potential futures. NW Natural filed an update to the 2018 IRP in March 2021.

The development of an IRP filing is an extensive and complex process that engages multiple stakeholders in an effort to build a robust and commonly understood analysis. The final product is intended to provide a long-term outlook of the supply-side and demand-side resource requirements for reliable and low cost natural gas service. The IRP examines and analyses uncertainties in the planning process, including potential changes in governmental and regulatory policies. As a result of the EO issued by the governor of Oregon, new regulations and requirements are currently being developed in the state of Oregon, which have the potential to impact long-term resource decisions. In order to reflect the outcomes of the EO proceedings, the time to file NW Natural's next full IRP was extended to July 2022 as approved by the OPUC and WUTC.

Business Segment - Natural Gas Distribution (NGD)
NGD margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns. In Oregon, NW Natural has a conservation tariff (also called the decoupling mechanism), which adjusts margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. NW Natural also has a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in margin resulting from above- or below-average temperatures during the winter heating season. Both mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and natural gas distribution earnings. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms" in NW Natural's 2020 Form 10-K. In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion, NWN Gas Reserves, which is a wholly owned subsidiary of Energy Corp., and NW Natural RNG Holding Company, LLC.

The NGD business is primarily seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience seasonality in their usage but to a lesser extent. Seasonality affects the comparability of the results of operations of the NGD business across quarters but not across years.

NGD segment highlights include:

	Three Months Ended March 31,		YTD Change
In thousands, except EPS data	2021	2020
NGD net income	$53,925	$47,943	$5,982
Diluted EPS - NGD segment	$1.76	$1.57	$0.19
Gas sold and delivered (in therms)	431,120	420,917	10,203
NGD margin(1)	$172,640	$154,144	$18,496
(1) See Natural Gas Distribution Margin Table below for additional detail.
THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. The primary factors contributing to the $6.0 million, or $0.19 per share, increase in NGD net income were as follows:
•an $18.5 million increase in NGD margin due to:
•a $21.3 million increase due to new customer rates, primarily from the 2020 Oregon rate case that went into effect on November 1, 2020, and customer growth; partially offset by
•a $2.7 million decrease driven by additional market gas purchases and other expenses during the 2021 cold weather event. The event resulted in approximately $29 million of higher commodity costs, of which approximately $27 million was deferred to a regulatory asset for recovery in future rates.
•a $0.7 million decrease in overruns, entitlements and late fees, in part due to the temporary suspension of late fees during the COVID-19 pandemic; and
•a $0.2 million decrease from revenue generated from NW Natural's North Mist storage contract which is included within other regulated services within NGD margin.

In addition to the increase in margin, NGD net income for 2021 reflects:
•a $3.0 million increase in depreciation expense due to NGD plant additions as we continued to invest in our gas utility system;
•a $2.8 million increase in other NGD operating and maintenance expenses due primarily to higher compensation costs, lease expense, and professional service expenses;
•a $1.5 million increase in general taxes due to higher assessed property values;
•a $0.9 million increase in interest expense driven by $1.0 million higher interest on long-term debt and $0.6 million lower AFUDC debt interest income, partially offset by $0.6 million lower commercial paper and credit line interest; and
•a $4.6 million higher income tax reflecting higher pretax income and Oregon Corporate Activity Tax; partially offset by the ongoing amortization of TCJA benefits.

For the three months ended March 31, 2021, total NGD volumes sold and delivered increased 2% over the same period in 2020 primarily due to 5% warmer than average weather in the first three months of 2021 compared to 9% warmer than average weather in the prior period.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended March 31,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2021	2020	YTD Change
NGD volumes (therms)
Residential and commercial sales	297,822	286,872	10,950
Industrial sales and transportation	133,298	134,045	(747)
Total NGD volumes sold and delivered	431,120	420,917	10,203
Operating Revenues
Residential and commercial sales	$278,584	$255,404	$23,180
Industrial sales and transportation	17,379	17,194	185
Other distribution revenues	590	963	(373)
Other regulated services	4,785	4,926	(141)
Total operating revenues	301,338	278,487	22,851
Less: Cost of gas	112,266	108,595	(3,671)
Less: Environmental remediation expense	3,777	4,005	228
Less: Revenue taxes	12,655	11,743	(912)
NGD margin	$172,640	$154,144	$18,496

Margin(1)
Residential and commercial sales	$160,772	$139,144	$21,628
Industrial sales and transportation	8,754	8,582	172
Gain (loss) from gas cost incentive sharing	(2,263)	448	(2,711)
Other margin	595	1,044	(449)
Other regulated services	4,782	4,926	(144)
NGD Margin	$172,640	$154,144	$18,496

Degree days(2)
Average(3)	1,326	1,342	(16)
Actual	1,261	1,215	4%
Percent warmer than average weather	(5)%	(9)%

	As of March 31,
	2021	2020	Change	Growth
NGD Meters - end of period:
Residential meters	708,041	695,836	12,205	1.8%
Commercial meters	68,938	70,027	(1,089)	(1.6)%
Industrial meters	987	1,000	(13)	(1.3)%
Total number of meters	777,966	766,863	11,103	1.4%
(1)    Amounts reported as margin for each category of meters are operating revenues, which are net of revenue taxes, less cost of gas and environmental remediation expense, subject to earnings test considerations, as applicable.
(2)    Heating degree days are units of measure reflecting temperature-sensitive consumption of natural gas, calculated by subtracting the average of a day's high and low temperatures from 59 degrees Fahrenheit.
(3)    Average weather represents the 25-year average of heating degree days. Beginning November 1, 2020, average weather is calculated over the period June 1, 1994 through May 31, 2019, as determined in NW Natural’s 2020 Oregon general rate case. From November 1, 2018 through October 31, 2020, average weather was calculated over the period May 31, 1992 through May 30, 2017, as determined in NW Natural's 2018 Oregon general rate case.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended March 31,		YTD Change
In thousands	2021	2020
Volumes (therms)
Residential sales	194,491	182,909	11,582
Commercial sales	103,331	103,963	(632)
Total volumes	297,822	286,872	10,950
Operating revenues
Residential sales	$195,802	$176,945	$18,857
Commercial sales	82,782	78,459	4,323
Total operating revenues	$278,584	$255,404	$23,180
NGD margin
Residential:
Sales	$117,605	$101,375	$16,230
Alternative revenue	278	543	(265)
Total residential NGD margin	117,883	101,918	15,965
Commercial:
Sales	42,714	38,241	4,473
Alternative revenue	175	(1,015)	1,190
Total commercial NGD margin	42,889	37,226	5,663
Total NGD margin	$160,772	$139,144	$21,628

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. Residential and commercial margin increased $21.6 million. The increase was primarily driven by new customer rates in Oregon that took effect on November 1, 2020 and 1.8% growth in residential meters.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended March 31,		YTD Change
In thousands	2021	2020
Volumes (therms)
Industrial - firm and interruptible sales	26,243	24,802	1,441
Industrial - firm and interruptible transportation	107,055	109,243	(2,188)
Total volumes - sales and transportation	133,298	134,045	(747)
NGD margin
Industrial - firm and interruptible sales	$3,557	$3,317	$240
Industrial - firm and interruptible transportation	5,197	5,265	(68)
Total margin - sales and transportation	$8,754	$8,582	$172

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. Industrial sales and transportation margin increased by $0.2 million compared to the prior period primarily driven by new rates in Oregon that took effect on November 1, 2020. Volumes decreased by 0.7 million therms, or 1%, due primarily to lower usage from a small number of industrial customers.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended March 31,		YTD Change
In thousands	2021	2020
Cost of gas	$112,266	$108,595	$3,671
Volumes sold (therms)(1)	324,065	311,674	12,391
Average cost of gas (cents per therm)	$0.35	$0.35	$—
Gain (loss) from gas cost incentive sharing(2)	$(2,263)	$448	$(2,711)

(1)This calculation excludes volumes delivered to industrial transportation customers.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2020 Form 10-K.

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. Cost of gas increased $3.7 million, or 3%, primarily due to a $2.7 million higher loss from cost of gas incentive sharing, driven by costs related to the 2021 cold weather event that were not deferred for future recovery. The event resulted in approximately $29 million of higher commodity costs, of which approximately $27 million was deferred to a regulatory asset. The remaining increase in cost of gas is primarily the result of a 4% increase in volumes sold driven by 5% warmer than average weather during the first three months of 2021 as compared to 9% warmer than average weather in the prior period.

Other Regulated Services Margin
Other regulated services margin highlights include:

	Three Months Ended March 31,		YTD Change
In thousands	2021	2020
North Mist storage services	$4,716	$4,866	$(150)
Other services	66	60	6
Total other regulated services	$4,782	$4,926	$(144)

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. Other regulated services margin decreased $0.1 million as the North Mist expansion facility has been in service for more than one year and did not experience any significant fluctuations in storage service revenue. See Note 6 for information regarding North Mist expansion lease accounting.

Other
Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. Other activities aggregated and reported as other at NW Holdings include NWN Energy's equity investment in Trail West Holding, LLC (TWH) through August 6, 2020; NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); and NWN Water, which owns and continues to pursue investments in the water sector. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries. See Note 13 for information on our TWH investment.

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended March 31,		YTD Change
In thousands, except EPS data	2021	2020
NW Natural other - net income	$6,186	$1,236	$4,950
Other NW Holdings activity	(594)	(903)	309
NW Holdings other - net income	$5,592	$333	$5,259
Diluted EPS - NW Holdings - other	$0.18	$0.01	$0.17

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. Other net income increased $5.3 million at NW Holdings and $5.0 million at NW Natural. The increase at NW Natural was primarily due to $6.9 million of higher asset management revenue related to the 2021 cold weather event, partially offset by $1.7 million of income tax expense associated with the higher revenue. The increase at NW Holdings was driven by the increase at NW Natural and lower expenses at the holding company.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended March 31,		YTD
In thousands	2021	2020	Change
NW Natural	$49,187	$46,256	$2,931
Other NW Holdings operations and maintenance	3,004	2,665	339
NW Holdings	$52,191	$48,921	$3,270

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. Operations and maintenance expense increased $3.3 million at NW Holdings and $2.9 million at NW Natural. The increase at NW Natural was driven by the following:

•a $1.9 million increase related to higher compensation costs;
•a $0.9 million increase in lease expense as we moved to a new headquarters and operations center in March 2020; and
•a $0.8 million increase in professional service expenses related to information technology, legal fees and advertisement campaigns.

The $0.3 million increase in other NW Holdings operations and maintenance expense primarily reflects operating expenses from water and wastewater companies.

Depreciation and Amortization
Depreciation and amortization highlights include:

	Three Months Ended March 31,		YTD
In thousands	2021	2020	Change
NW Natural	$27,169	$24,190	$2,979
Other NW Holdings depreciation and amortization	928	485	443
NW Holdings	$28,097	$24,675	$3,422

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. Depreciation and amortization expense increased $3.4 million and $3.0 million at NW Holdings and NW Natural, respectively, primarily due to property, plant and equipment additions as we continued to invest in our natural gas and water utility systems.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended March 31,		YTD
In thousands	2021	2020	Change
NW Natural other income (expense), net	$(3,665)	$(3,563)	$(102)
Other NW Holdings activity	123	(12)	135
NW Holdings other income (expense), net	$(3,542)	$(3,575)	$33

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. Other income (expense), net was primarily flat compared to the prior year at both NW Holdings and NW Natural. Other income (expense), net primarily consists of pension and other postretirement non-service costs, gains from company-owned life insurance, and donations.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended March 31,		YTD
In thousands	2021	2020	Change
NW Natural	$10,790	$9,861	$929
Other NW Holdings interest expense, net	336	607	(271)
NW Holdings	$11,126	$10,468	$658

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. Interest expense, net increased $0.7 million and $0.9 million at NW Holdings and NW Natural, respectively. The increase at NW Natural is primarily due to a $1.0 million increase in interest on long-term debt and $0.6 million lower AFUDC debt interest income, partially offset by $0.6 million of lower interest on commercial paper and credit line. The increase at NW Holdings includes the increase at NW Natural, partially offset by lower interest expense at NW Holdings.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended March 31,		YTD
In thousands	2021	2020	Change
NW Natural income tax expense	$20,552	$14,418	$6,134
NW Holdings income tax expense	$20,521	$14,127	$6,394

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. Income tax expense increased $6.1 million at NW Natural and $6.4 million at NW Holdings, respectively. The increase in income tax expense is primarily due to higher pre-tax income and the Oregon Corporate Activity Tax, partially offset by the ongoing amortization of TCJA benefits.

Discontinued Operations
On June 20, 2018, NWN Gas Storage, a wholly owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement (the Agreement) that provides for the sale by NWN Gas Storage of all of its membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility.

On December 4, 2020, NWN Gas Storage closed the sale of all the memberships interests in Gill Ranch and received payment of the initial cash purchase price of $13.5 million less the $1.0 million deposit previously paid. Furthermore, additional payments to NWN Gas Storage may be made subject to a maximum amount of $15.0 million in the aggregate (subject to a working capital adjustment) based on the economic performance of Gill Ranch each full gas storage year (April 1 of one year through March 31 of the following year) occurring after the closing and the remaining portion of the 2020-2021 gas storage year and will continue until such time as the maximum amount has been paid. The fair value of this arrangement at the closing date was zero based on a discounted cash flow forecast. Subsequent changes in the fair value will be recorded in earnings. The completion of the sale resulted in an after-tax gain of $5.9 million for the year ended December 31, 2020.

The results of Gill Ranch Storage have been determined to be discontinued operations until the date of sale and are presented separately, net of tax, from the results of continuing operations of NW Holdings for all periods presented. See Note 17 for more information on the Agreement and the results of our discontinued operations.

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

NW Holdings' consolidated capital structure was as follows:

	March 31,		December 31,
	2021	2020	2020
Common equity	49.5%	48.6%	48.2%
Long-term debt (including current maturities)	50.5	51.4	51.8
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure was as follows:

	March 31,		December 31,
	2021	2020	2020
Common equity	49.0%	48.3%	47.7%
Long-term debt (including current maturities)	51.0	51.7	52.3
Total	100.0%	100.0%	100.0%

Including short-term debt balances, as of March 31, 2021 and 2020, and December 31, 2020, NW Holdings' consolidated capital structure included common equity of 44.0%, 37.5% and 41.4%; long-term debt of 40.4%, 39.6% and 40.0%; and short-term debt including current maturities of long-term debt of 15.6%, 22.9% and 18.6%, respectively. As of March 31, 2021 and 2020, and December 31, 2020, NW Natural's consolidated capital structure included common equity of 44.7%, 38.6%, and 42.1%; long-term debt of 43.4%, 41.2% and 43.2%; and short-term debt including current maturities of long-term debt of 11.9%, 20.2%, and 14.7%, respectively.

Liquidity and Capital Resources
At March 31, 2021 and 2020, NW Holdings had approximately $17.9 million and $471.1 million, and NW Natural had approximately $10.4 million and $432.3 million of cash and cash equivalents, respectively. As the COVID-19 pandemic developed in March 2020, markets displayed significant volatility. In response to that volatility and possible implications for the availability of access to the capital markets, NW Natural and NW Holdings undertook a number of measures to increase cash on hand to ensure ample liquidity. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

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

At March 31, 2021, NW Natural satisfied the ring-fencing provisions described above.

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

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at March 31, 2021. If the credit risk-related contingent features underlying these contracts were triggered on March 31, 2021, assuming NW Natural's long-term debt ratings dropped to non-investment grade levels, we would not be required to post collateral with counterparties, including estimates for adequate assurance. See "Credit Ratings" below and Note 15.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include pension contribution requirements and environmental expenditures. For additional information, see Part II, Item 7 "Financial Condition" in the 2020 Form 10-K.

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

At March 31, 2021 and 2020, NW Holdings had short-term debt outstanding of $236.2 million and $550.0 million, respectively. At March 31, 2021 and 2020, NW Natural had short-term debt outstanding of $175.2 million and $450.0 million, respectively. NW Holdings' short-term debt at March 31, 2021 consisted of $61.0 million in revolving credit agreement loans at NW Holdings and $175.2 million of commercial paper outstanding at NW Natural. The weighted average interest rate on the revolving credit agreement at March 31, 2021 was 1.19% at NW Holdings. The weighted average interest rate of commercial paper outstanding at March 31, 2021 was 0.43% at NW Natural.

Credit Agreements
NW Holdings
NW Holdings has a $100 million credit agreement, with a feature that allows it to request increases in the total commitment amount up to a maximum of $150 million. The maturity date of the agreement is October 2, 2023, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2021 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$100
Total	$100

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. At March 31, 2021, March 31, 2020 and December 31, 2020, $61.0 million, $100.0 million and $73.0 million were drawn under this credit facility, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at March 31, 2021 and 2020, with consolidated indebtedness to total capitalization ratios of 56.0% and 62.5%, respectively.

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

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2021 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$300
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. At March 31, 2021 and December 31, 2020, NW Natural did not have any outstanding balances drawn under this credit facility. At March 31, 2020, $227.0 million was drawn under this credit facility.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at March 31, 2021 and 2020, with consolidated indebtedness to total capitalization ratios of 55.3% and 61.4%, respectively.

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

Long-Term Debt
In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a two-year term loan agreement for $35.0 million. The loan carried an interest rate of 0.66% at March 31, 2021, which is based upon the two-month LIBOR rate. The loan matures in June of 2021 and is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at March 31, 2021, with a consolidated indebtedness to total capitalization ratio of 56.0%.

At March 31, 2021, NW Holdings and NW Natural had long-term debt outstanding of $955.9 million and $917.3 million, respectively, which included $7.4 million of unamortized debt issuance costs at NW Natural. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2021 through 2050, interest rates ranging from 2.82% to 9.05%, and a weighted average interest rate of 4.60%.

No long-term debt was retired during the three months ended March 31, 2021. Over the next twelve months, $10.0 million of FMBs with an interest rate of 9.05% will mature in August 2021 and $50.0 million of FMBs with an interest rate of 3.18% will mature in September 2021.

See Part II, Item 7, "Financial Condition—Contractual Obligations" in the 2020 Form 10-K for long-term debt maturing over the next five years.

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of March 31, 2021. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows
Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Three Months Ended March 31,
In thousands	2021	2020	YTD Change
NW Natural cash provided by operating activities	$136,273	$105,859	$30,414
NW Holdings cash provided by operating activities	$137,065	$104,660	$32,405

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. The significant factors contributing to the $32.4 million increase in cash flows provided by operating activities at NW Holdings, were as follows:
•an increase of $36.2 million in the regulatory incentive sharing mechanism related to revenues earned from Mist gas storage and asset management activities primarily related to the 2021 cold weather event;
•a decrease of $21.1 million in accounts payable primarily driven by higher payments in the first quarter of 2020 related to gas purchases and the new corporate operations center; and
•an increase of $12.0 million in net income; partially offset by
•a net increase in net deferred gas costs of $37.2 million as the actual costs during the 2020-2021 winter season were 33% above the PGA estimates due to the 2021 cold weather event as opposed to gas costs in the 2019-2020 winter season that were 8% below estimates embedded in the PGA.

During the three months ended March 31, 2021, NW Natural contributed $4.5 million to the NGD segment's qualified defined benefit pension plan, compared to $3.2 million for the same period in 2020. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 9.

The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. We are currently evaluating the impact of this law on our business.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For additional information, see Part II, Item 7 "Financial Condition—Contractual Obligations" and Note 17 in the 2020 Form 10-K.

Investing Activities
Investing activity highlights include:

	Three Months Ended March 31,
In thousands	2021	2020	YTD Change
NW Natural cash used in investing activities	$(62,229)	$(61,640)	$(589)
NW Holdings cash used in investing activities	$(63,875)	$(101,429)	$37,554

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. Cash used in investing activities decreased $37.6 million at NW Holdings and increased $0.6 million at NW Natural. NW Holdings' decrease in cash used in investing activities was primarily due to $37.9 million of cash used for water and waste water acquisitions, net of cash acquired, during the three months ended March 31, 2020. The increase at NW Natural is primarily due to an increase in capital expenditures of $7.9 million partially offset by decreased leasehold improvement expenditures of $6.3 million.

NW Natural capital expenditures in 2021 are anticipated to be in the range of $280 million to $320 million and for the five-year period from 2021 to 2025 are expected to range from $1.0 billion to $1.2 billion. NW Natural Water is expected to invest approximately $15 million in 2021 related to maintenance capital expenditures for water and wastewater utilities currently owned or under a purchase and sale agreement, and for the five-year period from 2021 to 2025, capital expenditures are expected to be approximately $40 million to $50 million. Investments in our infrastructure during and after 2021 will depend largely on additional regulations, growth, and expansion opportunities. Required funds for the investments are expected to be internally generated and/or financed with long-term debt or equity, as appropriate.

Financing Activities
Financing activity highlights include:

	Three Months Ended March 31,
In thousands	2021	2020	YTD Change
NW Natural cash (used in) provided by financing activities	$(71,760)	$383,914	$(455,674)
Repayments of commercial paper, maturities greater than 90 days	(100,000)	—	(100,000)
NW Natural change in short-term debt & proceeds from term loan	43,700	324,900	(281,200)
NW Natural change in long-term debt	—	75,000	(75,000)
NW Holdings cash (used in) provided by financing activities	$(83,132)	$459,997	$(543,129)
Repayments of commercial paper, maturities greater than 90 days	(100,000)	—	$(100,000)
NW Holdings change in short-term debt & proceeds from term loan	31,700	400,900	(369,200)
NW Holdings change in long-term debt	—	75,000	(75,000)

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO MARCH 31, 2020. Cash provided by financing activities decreased $543.1 million and $455.7 million at NW Holdings and NW Natural, respectively.

The decrease in cash provided by financing activities at NW Natural was driven by $381.2 million in lower borrowings of short-term debt instruments and proceeds from our March 2020 term loan as NW Natural increased liquidity as a precaution in response to the unfolding of the COVID-19 pandemic during March 2020 and the retirement of long-term debt of $75.0 million during the first quarter of 2020.

In addition to the decrease at NW Natural, the decrease in cash provided by financing activities at NW Holdings was primarily due to additional draws on NW Holdings' credit facility undertaken as a precaution to increase liquidity in response to the COVID-19 pandemic as well as to finance the water and wastewater utility acquisitions that closed during the first quarter of 2020.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2020 Form 10-K. At March 31, 2021, NW Natural's total estimated liability related to environmental sites is $113.5 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in the 2020 Form 10-K and Note 16.

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

There have been no material changes to the information provided in the 2020 Form 10-K with respect to the application of critical accounting policies and estimates. See Part II, Item 7, "Application of Critical Accounting Policies and Estimates," in the 2020 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. This section describes NW Holdings' and NW Natural's exposure to these risks, as applicable. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the three months ended March 31, 2021. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2020 Form 10-K.

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

There have been no changes in NW Natural's or NW Holdings' internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 16 and those proceedings disclosed and incorporated by reference in Part I, Item 3, “Legal Proceedings” in the 2020 Form 10-K, we have only nonmaterial litigation, or litigation that occurs in the ordinary course of our business.

ITEM 1A. RISK FACTORS
There were no material changes from the risk factors discussed in Part I, Item 1A, "Risk Factors” in the 2020 Form 10-K. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
01/01/21-01/31/21	—	$—	—	—
02/01/21-02/28/21	—	—	—	—
03/01/21-03/31/21	6,587	51.81	—	—
Total	6,587	$51.81	2,124,528	$16,732,648
(1)During the quarter ended March 31, 2021, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. However, 6,587 shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs. During the quarter ended March 31, 2021, no shares of NW Holdings common stock were accepted as payment for stock option exercises pursuant to the NW Natural Restated Stock Option Plan.
(2)During the quarter ended March 31, 2021, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. In May 2019, we received NW Holdings Board approval to extend the repurchase program through May 2022. For more information on this program, refer to Note 5 in the 2020 Form 10-K.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2021

Exhibit Index
Exhibit Number	Document
31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	May 5, 2021
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	May 5, 2021
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller