Form 10-Q
period 2021-06-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2021-08-05
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
At July 23, 2021, 30,672,722 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended June 30, 2021

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
•capital markets or access to capital;
•capital or organizational structure;
•matters related to climate change and our role in a low-carbon, renewable-energy future;
•renewable natural gas and hydrogen;
•our strategy to reduce greenhouse gas emissions;
•the policies and priorities of the current presidential administration;
•growth;
•customer rates;
•pandemic and related illness or quarantine;
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
•accuracy of projections related to, and our ability to mitigate the effects of, the novel coronavirus (COVID-19), variants thereof, such as Delta variant, and the economic conditions resulting therefrom, the timing of our return to normal business practices and the recognition of late and disconnection fee revenue, as well as the timing, extent and impact of COVID-19 vaccine campaigns on our workforce and customers;
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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2021	2020	2021	2020

Operating revenues	$148,917	$134,971	$464,863	$420,122

Operating expenses:
Cost of gas	41,193	41,210	153,403	149,748
Operations and maintenance	50,047	43,983	102,238	92,904
Environmental remediation	1,509	1,622	5,286	5,627
General taxes	8,914	8,373	20,283	18,268
Revenue taxes	5,671	4,454	18,335	16,197
Depreciation and amortization	28,144	25,836	56,241	50,511
Other operating expenses	815	551	1,747	1,479
Total operating expenses	136,293	126,029	357,533	334,734
Income from operations	12,624	8,942	107,330	85,388
Other income (expense), net	(2,597)	(3,040)	(6,139)	(6,615)
Interest expense, net	11,028	12,706	22,154	23,174
Income (loss) before income taxes	(1,001)	(6,804)	79,037	55,599
Income tax expense (benefit)	(277)	(1,672)	20,244	12,455
Net income (loss) from continuing operations	(724)	(5,132)	58,793	43,144
Income (loss) from discontinued operations, net of tax	—	280	—	(498)
Net income (loss)	(724)	(4,852)	58,793	42,646
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $80 and $58 for the three months ended and $160 and $116 for the six months ended June 30, 2021 and 2020, respectively	221	160	442	320
Comprehensive income (loss)	$(503)	$(4,692)	$59,235	$42,966
Average common shares outstanding:
Basic	30,664	30,537	30,639	30,514
Diluted	30,664	30,537	30,671	30,559
Earnings (loss) from continuing operations per share of common stock:
Basic	$(0.02)	$(0.17)	$1.92	$1.41
Diluted	(0.02)	(0.17)	1.92	1.41
Earnings (loss) from discontinued operations per share of common stock:
Basic	$—	$0.01	$—	$(0.01)
Diluted	—	0.01	—	(0.01)
Earnings (loss) per share of common stock:
Basic	$(0.02)	$(0.16)	$1.92	$1.40
Diluted	(0.02)	(0.16)	1.92	1.40

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2021	2020	2020

Assets:
Current assets:
Cash and cash equivalents	$20,084	$137,057	$30,168
Accounts receivable	60,713	35,196	88,083
Accrued unbilled revenue	13,592	15,393	57,949
Allowance for uncollectible accounts	(3,283)	(1,592)	(3,219)
Regulatory assets	60,672	30,021	31,745
Derivative instruments	46,168	5,996	13,678
Inventories	39,024	44,009	42,691
Gas reserves	8,444	13,646	11,409
Income taxes receivable	6,000	—	6,000
Other current assets	22,427	20,318	44,741
Discontinued operations - current assets (Note 17)	—	16,392	—
Total current assets	273,841	316,436	323,245
Non-current assets:
Property, plant, and equipment	3,849,792	3,608,902	3,734,039
Less: Accumulated depreciation	1,093,863	1,062,299	1,079,269
Total property, plant, and equipment, net	2,755,929	2,546,603	2,654,770
Gas reserves	29,852	41,459	34,484
Regulatory assets	330,710	324,358	348,927
Derivative instruments	7,912	3,958	6,135
Other investments	47,725	62,130	49,259
Operating lease right of use asset, net	76,294	78,566	77,446
Assets under sales-type leases	141,408	146,208	143,759
Goodwill	69,313	70,183	69,225
Other non-current assets	50,516	51,446	49,129
Total non-current assets	3,509,659	3,324,911	3,433,134
Total assets	$3,783,500	$3,641,347	$3,756,379

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands, including share information	2021	2020	2020

Liabilities and equity:
Current liabilities:
Short-term debt	$240,000	$233,000	$304,525
Current maturities of long-term debt	60,274	35,209	95,344
Accounts payable	97,854	79,903	97,966
Taxes accrued	15,143	18,535	13,812
Interest accrued	7,425	7,234	7,441
Regulatory liabilities	103,210	41,126	50,362
Derivative instruments	3,393	3,067	4,198
Operating lease liabilities	1,228	931	1,105
Other current liabilities	43,946	54,323	52,330
Discontinued operations - current liabilities (Note 17)	—	13,574	—
Total current liabilities	572,473	486,902	627,083
Long-term debt	915,501	918,887	860,081
Deferred credits and other non-current liabilities:
Deferred tax liabilities	325,600	297,995	319,292
Regulatory liabilities	645,046	632,400	639,663
Pension and other postretirement benefit liabilities	203,854	218,493	217,287
Derivative instruments	453	1,658	2,852
Operating lease liabilities	80,088	80,159	80,621
Other non-current liabilities	117,659	120,852	120,767
Total deferred credits and other non-current liabilities	1,372,700	1,351,557	1,380,482
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 30,672, 30,546, and 30,589 at June 30, 2021 and 2020, and December 31, 2020, respectively	569,785	562,766	565,112
Retained earnings	365,501	331,648	336,523
Accumulated other comprehensive loss	(12,460)	(10,413)	(12,902)
Total equity	922,826	884,001	888,733
Total liabilities and equity	$3,783,500	$3,641,347	$3,756,379

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total shareholders' equity, beginning balances	$936,324	$901,741	$888,733	$865,999

Common stock:
Beginning balances	568,066	561,264	565,112	558,282
Stock-based compensation	416	254	2,446	3,626
Shares issued pursuant to equity-based plans, net of shares withheld for taxes	1,303	1,248	2,227	858
Ending balances	569,785	562,766	569,785	562,766

Retained earnings:
Beginning balances	380,939	351,050	336,523	318,450
Net income (loss)	(724)	(4,852)	58,793	42,646
Dividends on common stock	(14,714)	(14,550)	(29,815)	(29,448)
Ending balances	365,501	331,648	365,501	331,648

Accumulated other comprehensive income (loss):
Beginning balances	(12,681)	(10,573)	(12,902)	(10,733)
Other comprehensive income	221	160	442	320
Ending balances	(12,460)	(10,413)	(12,460)	(10,413)

Total shareholders' equity, ending balances	$922,826	$884,001	$922,826	$884,001

Dividends per share of common stock	$0.4800	$0.4775	$0.9600	$0.9550

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2021	2020
Operating activities:
Net income	$58,793	$42,646
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	56,241	50,511
Regulatory amortization of gas reserves	7,597	8,567
Deferred income taxes	1,048	(2,004)
Qualified defined benefit pension plan expense	7,874	8,892
Contributions to qualified defined benefit pension plans	(9,590)	(8,470)
Deferred environmental expenditures, net	(9,625)	(9,897)
Amortization of environmental remediation	5,286	5,627
Other	1,610	(5,931)
Changes in assets and liabilities:
Receivables, net	73,133	73,954
Inventories	3,666	(52)
Income and other taxes	21,467	20,966
Accounts payable	(17,239)	(18,919)
Deferred gas costs	(26,962)	115
Asset optimization revenue sharing	36,872	(11,657)
Decoupling mechanism	(6,860)	4,281
Other, net	(9,030)	3,967
Discontinued operations	—	(547)
Cash provided by operating activities	194,281	162,049
Investing activities:
Capital expenditures	(130,108)	(122,282)
Acquisitions, net of cash acquired	(55)	(37,940)
Leasehold improvement expenditures	(163)	(7,519)
Proceeds from the sale of assets	2,234	7,905
Other	209	263
Discontinued operations	—	(846)
Cash used in investing activities	(127,883)	(160,419)
Financing activities:
Proceeds from common stock issued	—	68
Long-term debt issued	55,000	150,000
Long-term debt retired	(35,000)	(75,000)
Proceeds from term loan due within one year	100,000	150,000
Repayments of commercial paper, maturities greater than 90 days	(195,025)	—
Change in other short-term debt, net	30,500	(66,100)
Cash dividend payments on common stock	(27,842)	(27,679)
Other	(1,175)	(3,007)
Cash (used in) provided by financing activities	(73,542)	128,282
Increase (decrease) in cash, cash equivalents and restricted cash	(7,144)	129,912
Cash, cash equivalents and restricted cash, beginning of period	35,454	12,636
Cash, cash equivalents and restricted cash, end of period	$28,310	$142,548

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$21,971	$23,156
Income taxes paid, net of refunds	7,405	544

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020

Operating revenues	$144,579	$131,157	$456,929	$413,686

Operating expenses:
Cost of gas	41,249	41,265	153,515	149,860
Operations and maintenance	44,939	41,198	94,126	87,454
Environmental remediation	1,509	1,622	5,286	5,627
General taxes	8,783	8,211	20,042	18,010
Revenue taxes	5,650	4,454	18,305	16,197
Depreciation and amortization	27,530	24,986	54,699	49,176
Other operating expenses	780	522	1,699	1,442
Total operating expenses	130,440	122,258	347,672	327,766
Income from operations	14,139	8,899	109,257	85,920
Other income (expense), net	(2,566)	(3,179)	(6,231)	(6,742)
Interest expense, net	10,696	11,851	21,486	21,712
Income (loss) before income taxes	877	(6,131)	81,540	57,466
Income tax expense (benefit)	288	(1,419)	20,840	12,999
Net income (loss)	589	(4,712)	60,700	44,467
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $80 and $58 for the three months ended and $160 and $116 for the six months ended June 30, 2021 and 2020, respectively	221	160	442	320
Comprehensive income (loss)	$810	$(4,552)	$61,142	$44,787

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2021	2020	2020

Assets:
Current assets:
Cash and cash equivalents	$11,488	$120,284	$10,453
Accounts receivable	51,849	33,985	80,035
Accrued unbilled revenue	13,474	15,236	57,890
Receivables from affiliates	301	563	660
Allowance for uncollectible accounts	(3,239)	(1,591)	(3,107)
Regulatory assets	60,672	30,021	31,745
Derivative instruments	46,168	5,996	13,678
Inventories	38,549	43,619	42,325
Gas reserves	8,444	13,646	11,409
Other current assets	22,186	20,287	37,909
Total current assets	249,892	282,046	282,997
Non-current assets:
Property, plant, and equipment	3,794,870	3,564,707	3,683,776
Less: Accumulated depreciation	1,088,743	1,059,760	1,075,446
Total property, plant, and equipment, net	2,706,127	2,504,947	2,608,330
Gas reserves	29,852	41,459	34,484
Regulatory assets	330,670	324,320	348,887
Derivative instruments	7,912	3,958	6,135
Other investments	47,695	48,673	49,242
Operating lease right of use asset, net	76,211	78,464	77,328
Assets under sales-type leases	141,408	146,208	143,759
Other non-current assets	49,665	50,629	48,174
Total non-current assets	3,389,540	3,198,658	3,316,339
Total assets	$3,639,432	$3,480,704	$3,599,336

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2021	2020	2020

Liabilities and equity:
Current liabilities:
Short-term debt	$198,000	$153,000	$231,525
Current maturities of long-term debt	59,987	—	59,955
Accounts payable	95,109	77,993	95,170
Payables to affiliates	22,869	18,450	13,820
Taxes accrued	10,072	7,376	13,724
Interest accrued	7,373	7,156	7,338
Regulatory liabilities	103,210	41,126	50,362
Derivative instruments	3,393	3,067	4,198
Operating lease liabilities	1,193	868	1,054
Other current liabilities	43,389	52,939	51,907
Total current liabilities	544,595	361,975	529,053
Long-term debt	857,422	917,012	857,265
Deferred credits and other non-current liabilities:
Deferred tax liabilities	323,522	309,977	318,034
Regulatory liabilities	644,177	631,531	638,793
Pension and other postretirement benefit liabilities	203,854	218,493	217,287
Derivative instruments	453	1,658	2,852
Operating lease liabilities	80,043	80,120	80,559
Other non-current liabilities	116,975	120,569	120,309
Total deferred credits and other non-current liabilities	1,369,024	1,362,348	1,377,834
Commitments and contingencies (Note 16)
Equity:
Common stock	319,506	319,557	319,506
Retained earnings	561,345	530,225	528,580
Accumulated other comprehensive loss	(12,460)	(10,413)	(12,902)
Total equity	868,391	839,369	835,184
Total liabilities and equity	$3,639,432	$3,480,704	$3,599,336

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total shareholder's equity, beginning balances	$881,565	$857,739	$835,184	$822,196

Common stock	319,506	319,557	319,506	319,557

Retained earnings:
Beginning balances	574,740	548,755	528,580	513,372
Net income (loss)	589	(4,712)	60,700	44,467
Dividends on common stock	(13,984)	(13,818)	(27,935)	(27,614)
Ending balances	561,345	530,225	561,345	530,225

Accumulated other comprehensive income (loss):
Beginning balances	(12,681)	(10,573)	(12,902)	(10,733)
Other comprehensive income	221	160	442	320
Ending balances	(12,460)	(10,413)	(12,460)	(10,413)

Total shareholder's equity, ending balances	$868,391	$839,369	$868,391	$839,369

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2021	2020

Operating activities:
Net income	$60,700	$44,467
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	54,699	49,176
Regulatory amortization of gas reserves	7,597	8,567
Deferred income taxes	201	(2,766)
Qualified defined benefit pension plan expense	7,874	8,892
Contributions to qualified defined benefit pension plans	(9,590)	(8,470)
Deferred environmental expenditures, net	(9,625)	(9,897)
Amortization of environmental remediation	5,286	5,627
Other	481	(6,746)
Changes in assets and liabilities:
Receivables, net	74,354	74,625
Inventories	3,775	249
Income and other taxes	19,440	22,038
Accounts payable	(19,936)	(22,186)
Deferred gas costs	(26,962)	115
Asset optimization revenue sharing	36,872	(11,657)
Decoupling mechanism	(6,860)	4,281
Other, net	(8,361)	5,979
Cash provided by operating activities	189,945	162,294
Investing activities:
Capital expenditures	(125,167)	(118,227)
Leasehold improvement expenditures	(163)	(7,519)
Proceeds from the sale of assets	2,234	7,905
Other	209	269
Cash used in investing activities	(122,887)	(117,572)
Financing activities:
Long-term debt issued	—	150,000
Long-term debt retired	—	(75,000)
Proceeds from term loan due within one year	100,000	150,000
Repayments of commercial paper, maturities greater than 90 days	(195,025)	—
Change in other short-term debt, net	61,500	(122,100)
Cash dividend payments on common stock	(27,935)	(27,614)
Other	(1,623)	(3,140)
Cash (used in) provided by financing activities	(63,083)	72,146
Increase in cash, cash equivalents and restricted cash	3,975	116,868
Cash, cash equivalents and restricted cash, beginning of period	15,739	8,907
Cash, cash equivalents and restricted cash, end of period	$19,714	$125,775

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$21,285	$21,794
Income taxes paid, net of refunds	10,910	950

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
2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2020 Form 10-K. There were no material changes to those accounting policies during the six months ended June 30, 2021 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	June 30,		December 31,
In thousands	2021	2020	2020
NW Natural:
Current:
Unrealized loss on derivatives(1)	$3,393	$2,956	$4,198
Gas costs	29,486	6,046	1,979
Environmental costs(2)	5,688	4,176	4,992
Decoupling(3)	1,011	85	361
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,345	2,208	3,484
Other(5)	11,618	7,419	9,600
Total current	$60,672	$30,021	$31,745
Non-current:
Unrealized loss on derivatives(1)	$453	$1,658	$2,852
Pension balancing(4)	40,342	45,315	43,383
Income taxes	13,903	17,608	15,368
Pension and other postretirement benefit liabilities	160,385	164,091	170,812
Environmental costs(2)	85,423	81,757	90,623
Gas costs	5,742	94	3,925
Decoupling(3)	198	—	1,031
Other(5)	24,224	13,797	20,893
Total non-current	$330,670	$324,320	$348,887
Other (NW Holdings)	40	38	40
Total non-current - NW Holdings	$330,710	$324,358	$348,927

	Regulatory Liabilities
	June 30,		December 31,
In thousands	2021	2020	2020
NW Natural:
Current:
Gas costs	$1,519	$3,767	$1,118
Unrealized gain on derivatives(1)	46,168	5,950	13,674
Decoupling(3)	5,821	11,498	11,793
Income taxes	8,217	7,098	8,217
Asset optimization revenue sharing	39,348	7,116	10,298
Other(5)	2,137	5,697	5,262
Total current	$103,210	$41,126	$50,362
Non-current:
Gas costs	$101	$538	$314
Unrealized gain on derivatives(1)	7,912	3,958	6,135
Decoupling(3)	652	2,108	1,723
Income taxes(6)	182,977	193,414	189,587
Accrued asset removal costs(7)	439,685	414,719	427,960
Other(5)	12,850	16,794	13,074
Total non-current - NW Natural	$644,177	$631,531	$638,793
Other (NW Holdings)	869	869	870
Total non-current - NW Holdings	$645,046	$632,400	$639,663
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

We believe all costs incurred and deferred at June 30, 2021 are prudent. All regulatory assets and liabilities are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. Prior period amounts have been reclassified to conform prior period information to the current presentation.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of June 30, 2021 and 2020 and December 31, 2020:

	June 30,		December 31,
In thousands	2021	2020	2020
Cash and cash equivalents	$20,084	$137,057	$30,168
Restricted cash included in other current assets	8,226	5,491	5,286
Cash, cash equivalents and restricted cash	$28,310	$142,548	$35,454

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of June 30, 2021 and 2020 and December 31, 2020:

	June 30,		December 31,
In thousands	2021	2020	2020
Cash and cash equivalents	$11,488	$120,284	$10,453
Restricted cash included in other current assets	8,226	5,491	5,286
Cash, cash equivalents and restricted cash	$19,714	$125,775	$15,739

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

Allowance for Trade Receivables
Accounts receivable consist primarily of amounts due for natural gas sales and transportation services to NGD customers and amounts due for gas storage services. The payment term of these receivables is generally 15 days. For these short-term receivables, it is not expected that forecasted economic conditions would significantly affect the loss estimates under stable economic conditions. For extreme situations like a financial crisis, natural disaster, and the economic slowdown caused by the COVID-19 pandemic, we enhance our review and analysis.

After considering the significant exposure to quarantine-related job losses in Oregon and Washington state, NW Holdings and NW Natural expanded our standard review procedures for our allowance for uncollectible accounts calculation, including analyzing the significant indications of unemployment rate and comparing to historic economic data during the 2007-2009 time period when the country experienced an economic recession. We then considered other qualitative information including recent customer interactions related to payment plans and credit issues, statistics from our website related to credit inquiries, and economic stimulus provided by the federal government which could have a beneficial impact on residential and commercial customers' abilities to ultimately make payment on their accounts. Our provision calculation for residential accounts is estimated based on the factors noted above including a review of percentage of accounts with no payment received for 90 or more days. In addition, for the residential allowance calculation we also consider the funds applied or granted to customers through the special COVID arrearage forgiveness programs in Oregon and Washington. For commercial accounts, we have resumed normal collection processes and our provision is based on historical write-off trends and current information on delinquent accounts. For industrial accounts, we continue to analyze those accounts on an account-by-account basis with specific reserves taken as necessary.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool, substantially all of which is related to NW Natural's accounts receivable:

	As of			As of
	December 31, 2020	Six Months Ended June 30, 2021		June 30, 2021
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance(1)
Allowance for uncollectible accounts:
Residential	$2,153	$1,294	$(637)	$2,810
Commercial	704	(233)	(265)	206
Industrial	142	(68)	5	79
Accrued unbilled and other	220	22	(54)	188
Total	$3,219	$1,015	$(951)	$3,283
(1) Includes $2.9 million that was deferred to a regulatory asset for costs associated with COVID-19 that are recoverable in future rates.

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

COVID-19 Impact
During 2020, our regulated utilities received approval in their respective jurisdictions to defer certain financial impacts associated with COVID-19 such as bad debt expense, financing costs to secure liquidity, lost revenues related to late fees, and other COVID-19 related costs, net of offsetting direct expense reductions associated with COVID-19. As of June 30, 2021, we deferred to a regulatory asset approximately $5.8 million for incurred costs associated with COVID-19 that we believe are recoverable.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2021	2020	2021	2020
Net income (loss) from continuing operations	$(724)	$(5,132)	$58,793	$43,144
Income (loss) from discontinued operations, net of tax	—	280	—	(498)
Net income (loss)	$(724)	$(4,852)	$58,793	$42,646
Average common shares outstanding - basic	30,664	30,537	30,639	30,514
Additional shares for stock-based compensation plans (See Note 7)	—	—	32	45
Average common shares outstanding - diluted	30,664	30,537	30,671	30,559
Earnings (loss) from continuing operations per share of common stock:
Basic	$(0.02)	$(0.17)	$1.92	$1.41
Diluted	$(0.02)	$(0.17)	$1.92	$1.41
Earnings (loss) from discontinued operations per share of common stock:
Basic	$—	$0.01	$—	$(0.01)
Diluted	$—	$0.01	$—	$(0.01)
Earnings (loss) per share of common stock:
Basic	$(0.02)	$(0.16)	$1.92	$1.40
Diluted	$(0.02)	$(0.16)	$1.92	$1.40
Additional information:
Anti-dilutive shares	48	41	7	—
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

	Three Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2021
Operating revenues	$139,614	$4,965	$144,579	$4,338	$148,917
Depreciation and amortization	27,273	257	27,530	614	28,144
Income (loss) from operations	11,331	2,808	14,139	(1,515)	12,624
Net income (loss) from continuing operations	(1,381)	1,970	589	(1,313)	(724)
Capital expenditures	60,376	693	61,069	3,337	64,406
2020
Operating revenues	$126,992	$4,165	$131,157	$3,814	$134,971
Depreciation and amortization	24,738	248	24,986	850	25,836
Income (loss) from operations	6,434	2,465	8,899	43	8,942
Net income (loss) from continuing operations	(6,347)	1,635	(4,712)	(420)	(5,132)
Capital expenditures	61,472	521	61,993	2,843	64,836

	Six Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2021
Operating revenues	$440,952	$15,977	$456,929	$7,934	$464,863
Depreciation and amortization	54,186	513	54,699	1,542	56,241
Income (loss) from operations	97,818	11,439	109,257	(1,927)	107,330
Net income (loss) from continuing operations	52,544	8,156	60,700	(1,907)	58,793
Capital expenditures	124,368	799	125,167	4,941	130,108
Total assets at June 30, 2021	3,587,966	51,466	3,639,432	144,068	3,783,500
2020
Operating revenues	$405,479	$8,207	$413,686	$6,436	$420,122
Depreciation and amortization	48,684	492	49,176	1,335	50,511
Income (loss) from operations	81,692	4,228	85,920	(532)	85,388
Net income (loss) from continuing operations	41,596	2,871	44,467	(1,323)	43,144
Capital expenditures	117,629	598	118,227	4,055	122,282
Total assets at June 30, 2020(1)	3,470,306	10,398	3,480,704	144,251	3,624,955
Total assets at December 31, 2020	3,549,868	49,468	3,599,336	157,043	3,756,379
(1)     Total assets for NW Holdings exclude assets related to discontinued operations of $16.4 million as of June 30, 2020.

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

The following table presents additional segment information concerning NGD margin:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
NGD margin calculation:
NGD distribution revenues	$134,849	$122,071	$431,402	$395,632
Other regulated services	4,765	4,921	9,550	9,847
Total NGD operating revenues	139,614	126,992	440,952	405,479
Less: NGD cost of gas	41,249	41,265	153,515	149,860
Environmental remediation	1,509	1,622	5,286	5,627
Revenue taxes	5,650	4,454	18,305	16,197
NGD margin	$91,206	$79,651	$263,846	$233,795
5. REVENUE

The following tables present disaggregated revenue from continuing operations:

	Three Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2021
Natural gas sales	$123,739	$—	$123,739	$—	$123,739
Gas storage revenue, net	—	2,805	2,805	—	2,805
Asset management revenue, net	—	817	817	—	817
Appliance retail center revenue	—	1,343	1,343	—	1,343
Other revenue	399	—	399	4,338	4,737
Revenue from contracts with customers	124,138	4,965	129,103	4,338	133,441

Alternative revenue	11,083	—	11,083	—	11,083
Leasing revenue	4,393	—	4,393	—	4,393
Total operating revenues	$139,614	$4,965	$144,579	$4,338	$148,917

2020
Natural gas sales	$116,682	$—	$116,682	$—	$116,682
Gas storage revenue, net	—	2,449	2,449	—	2,449
Asset management revenue, net	—	910	910	—	910
Appliance retail center revenue	—	806	806	—	806
Other revenue	332	—	332	3,814	4,146
Revenue from contracts with customers	117,014	4,165	121,179	3,814	124,993

Alternative revenue	5,365	—	5,365	—	5,365
Leasing revenue	4,613	—	4,613	—	4,613
Total operating revenues	$126,992	$4,165	$131,157	$3,814	$134,971

	Six Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2021
Natural gas sales	$419,822	$—	$419,822	$—	$419,822
Gas storage revenue, net	—	5,300	5,300	—	5,300
Asset management revenue, net	—	7,745	7,745	—	7,745
Appliance retail center revenue	—	2,932	2,932	—	2,932
Other revenue	814	—	814	7,934	8,748
Revenue from contracts with customers	420,636	15,977	436,613	7,934	444,547

Alternative revenue	11,536	—	11,536	—	11,536
Leasing revenue	8,780	—	8,780	—	8,780
Total operating revenues	$440,952	$15,977	$456,929	$7,934	$464,863

2020
Natural gas sales	$390,686	$—	$390,686	$—	$390,686
Gas storage revenue, net	—	4,785	4,785	—	4,785
Asset management revenue, net	—	1,060	1,060	—	1,060
Appliance retail center revenue	—	2,362	2,362	—	2,362
Other revenue	669	—	669	6,436	7,105
Revenue from contracts with customers	391,355	8,207	399,562	6,436	405,998

Alternative revenue	4,893	—	4,893	—	4,893
Leasing revenue	9,231	—	9,231	—	9,231
Total operating revenues	$405,479	$8,207	$413,686	$6,436	$420,122

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

As of June 30, 2021, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $79.2 million. Of this amount, approximately $9.6 million will be recognized during the remainder of 2021, $19.4 million in 2022, $17.8 million in 2023, $14.0 million in 2024, $11.1 million in 2025 and $7.3 million thereafter. The amounts presented here are calculated using current contracted rates.

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

The components of lease revenue at NW Natural were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Lease revenue
Operating leases	$25	$25	$43	$53
Sales-type leases	4,368	4,588	8,737	9,178
Total lease revenue	$4,393	$4,613	$8,780	$9,231

Total future minimum lease payments to be received under non-cancellable leases at June 30, 2021 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
Remainder of 2021	$36	$8,701	$8,737
2022	72	17,026	17,098
2023	64	16,557	16,621
2024	65	15,867	15,932
2025	60	15,306	15,366
Thereafter	229	251,721	251,950
Total lease revenue	$526	$325,178	$325,704
Less: imputed interest		183,237
Total leases receivable		$141,941

Other (NW Holdings):
Remainder of 2021	$25	$—	$25
2022	50	—	50
2023	51	—	51
2024	52	—	52
2025	53	—	53
Thereafter	970	—	970
Total lease revenue	$1,201	$—	$1,201

NW Holdings:
Remainder of 2021	$61	$8,701	$8,762
2022	122	17,026	17,148
2023	115	16,557	16,672
2024	117	15,867	15,984
2025	113	15,306	15,419
Thereafter	1,199	251,721	252,920
Total lease revenue	$1,727	$325,178	$326,905
Less: imputed interest		183,237
Total leases receivable		$141,941

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $4.5 million, $4.1 million and $4.3 million at June 30, 2021 and 2020 and December 31, 2020, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's corporate operations center. Our leases have remaining lease terms of two months to 19 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
NW Natural:
Operating lease expense	$1,710	$914	$3,388	$2,116
Short-term lease expense	$349	$285	$569	$483

Other (NW Holdings):
Operating lease expense	$18	$40	$36	$92

NW Holdings:
Operating lease expense	$1,728	$954	$3,424	$2,208
Short-term lease expense	$349	$285	$569	$483

Supplemental balance sheet information related to operating leases as of June 30, 2021 is as follows:

In thousands	June 30,		December 31,
	2021	2020	2020
NW Natural:
Operating lease right of use asset	$76,211	$78,464	$77,328

Operating lease liabilities - current liabilities	$1,193	$868	$1,054
Operating lease liabilities - non-current liabilities	80,043	80,120	80,559
Total operating lease liabilities	$81,236	$80,988	$81,613

Other (NW Holdings):
Operating lease right of use asset	$83	$102	$118

Operating lease liabilities - current liabilities	$35	$63	$51
Operating lease liabilities - non-current liabilities	45	39	62
Total operating lease liabilities	$80	$102	$113

NW Holdings:
Operating lease right of use asset	$76,294	$78,566	$77,446

Operating lease liabilities - current liabilities	$1,228	$931	$1,105
Operating lease liabilities - non-current liabilities	80,088	80,159	80,621
Total operating lease liabilities	$81,316	$81,090	$81,726

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	June 30,		December 31,
	2021	2020	2020
Weighted-average remaining lease term (years)	18.7	19.7	19.2
Weighted-average discount rate	7.2%	7.2%	7.2%

Commencement of Significant Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new corporate operations center in Portland, Oregon. Total estimated base rent payments over the life of the lease are $159.4 million. There is an option to extend the term of the lease for two additional periods of seven years.

There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $5.0 million, $2.4 million and $4.2 million as of June 30, 2021 and 2020 and December 31, 2020, respectively.

Maturities of operating lease liabilities at June 30, 2021 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2021	$3,445	$25	$3,470
2022	6,933	24	6,957
2023	6,986	6	6,992
2024	7,150	6	7,156
2025	7,185	6	7,191
Thereafter	123,784	24	123,808
Total lease payments	155,483	91	155,574
Less: imputed interest	74,247	11	74,258
Total lease obligations	81,236	80	81,316
Less: current obligations	1,193	35	1,228
Long-term lease obligations	$80,043	$45	$80,088

As of June 30, 2021, finance lease liabilities with maturities of less than one year were $0.2 million at NW Natural.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,717	$931	$3,386	$2,127
Finance cash flows from finance leases	$134	$302	$678	$457
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$445	$154	$78,433
Finance leases	$20	$477	$94	$710

Other (NW Holdings):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17	$39	$33	$91

NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,734	$970	$3,419	$2,218
Finance cash flows from finance leases	$134	$302	$678	$457
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$445	$154	$78,433
Finance leases	$20	$477	$94	$710

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $1.9 million, $1.1 million and $1.8 million at June 30, 2021 and 2020 and at December 31, 2020, respectively.
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

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the six months ended June 30, 2021, the final performance factor under the 2019 LTIP was approved and 28,866 performance-based shares were granted under the 2019 LTIP for accounting purposes. As such, NW Natural and other subsidiaries began recognizing compensation expense. In February 2020 and 2021, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2022 and 2023, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of June 30, 2021, and therefore, no expense was recognized for the 2020 and 2021 awards. NW Holdings will calculate the grant date fair value and NW Natural will recognize expense over the remaining service period for each award once the final performance factor has been approved.

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

As of June 30, 2021, there was $0.2 million of unrecognized compensation cost associated with the 2019 LTIP grants, which is expected to be recognized through 2021.

Restricted Stock Units
During the six months ended June 30, 2021, 37,756 RSUs were granted under the LTIP with a weighted-average grant date fair value of $49.16 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of common stock on the grant date. As of June 30, 2021, there was $4.2 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized by NW Natural and other subsidiaries over a period extending through 2025.

Restated Stock Option Plan
The Restated Stock Option Plan (Restated SOP) was terminated with respect to new grants in 2012; however, options granted before the Restated SOP was terminated remained outstanding until the earlier of their expiration, forfeiture, or exercise. Options were exercisable for shares of NW Holdings common stock. As of June 30, 2021 there were no options exercisable or outstanding.
8. DEBT

Short-Term Debt
In June 2021, NW Natural entered into a $100.0 million 364-Day Term Loan Credit Agreement (Term Loan) and borrowed the full amount. All principal and unpaid interest under the Term Loan is due and payable in June 2022. The Term Loan requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at June 30, 2021, with a consolidated indebtedness to total capitalization ratio of 56.2%.

At June 30, 2021, NW Holdings and NW Natural had short-term debt outstanding of $240.0 million and $198.0 million, respectively. NW Holdings' short-term debt consisted of $42.0 million in revolving credit agreement loans at NW Holdings, $98.0 million of commercial paper outstanding at NW Natural, and the aforementioned $100.0 million Term Loan. The weighted average interest rate on the revolving credit agreement at June 30, 2021 was 1.1% at NW Holdings. The weighted average interest rate of commercial paper and the Term Loan outstanding at June 30, 2021 was 0.2% and 0.6%, respectively, at NW Natural. At June 30, 2021, NW Natural's commercial paper had a maximum remaining maturity of 29 days and an average remaining maturity of 15 days.

Long-Term Debt
At June 30, 2021, NW Holdings and NW Natural had long-term debt outstanding of $975.8 million and $917.4 million, respectively, which included $7.4 million and $7.3 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2021 through 2050, interest rates ranging from 2.8% to 9.1%, and a weighted average interest rate of 4.6%.

In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a two-year term loan agreement for $35.0 million. The loan was repaid in June 2021 upon its maturity date.

In June 2021, NW Natural Water entered into a five-year term loan credit agreement for $55.0 million and borrowed the full amount. The loan carried an interest rate of 0.9% at June 30, 2021, which is based upon the one-month LIBOR rate plus a spread. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2021, with a consolidated indebtedness to total capitalization ratio of 56.8%.

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

The following table provides an estimate of the fair value of NW Holdings' long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	NW Holdings
	June 30,		December 31,
In thousands	2021	2020	2020
Gross long-term debt	$983,221	$961,784	$962,905
Unamortized debt issuance costs	(7,446)	(7,688)	(7,480)
Carrying amount	$975,775	$954,096	$955,425
Estimated fair value(1)	$1,104,230	$1,135,349	$1,136,311
(1) Estimated fair value does not include unamortized debt issuance costs.

The following table provides an estimate of the fair value of NW Natural's long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	NW Natural
	June 30,		December 31,
In thousands	2021	2020	2020
Gross long-term debt	$924,700	$924,700	$924,700
Unamortized debt issuance costs	(7,291)	(7,688)	(7,480)
Carrying amount	$917,409	$917,012	$917,220
Estimated fair value(1)	$1,043,696	$1,097,188	$1,097,348
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

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1,714	$1,658	$56	$64	$3,428	$3,315	$111	$128
Interest cost	3,342	4,011	165	223	6,685	8,022	330	446
Expected return on plan assets	(6,099)	(5,496)	—	—	(12,198)	(10,992)	—	—
Amortization of prior service credit	—	—	(117)	(117)	—	—	(234)	(234)
Amortization of net actuarial loss	5,500	4,778	131	142	11,001	9,556	262	285
Net periodic benefit cost	4,457	4,951	235	312	8,916	9,901	469	625
Amount allocated to construction	(743)	(680)	(22)	(23)	(1,469)	(1,348)	(43)	(46)
Net periodic benefit cost charged to expense	3,714	4,271	213	289	7,447	8,553	426	579
Amortization of regulatory balancing account	1,281	1,281	—	—	4,082	4,082	—	—
Net amount charged to expense	$4,995	$5,552	$213	$289	$11,529	$12,635	$426	$579

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Beginning balance	$(12,681)	$(10,573)	$(12,902)	$(10,733)
Amounts reclassified from AOCL:
Amortization of actuarial losses	301	218	602	436
Total reclassifications before tax	301	218	602	436
Tax benefit	(80)	(58)	(160)	(116)
Total reclassifications for the period	221	160	442	320
Ending balance	$(12,460)	$(10,413)	$(12,460)	$(10,413)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the six months ended June 30, 2021, NW Natural made cash contributions totaling $9.6 million to qualified defined benefit pension plans. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural does not expect to make any further plan contributions during the remainder of 2021.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). Employer contributions totaled $4.7 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2021	2020	2021	2020
Income tax at statutory rate (federal)	$(210)	$(1,429)	$184	$(1,287)
State income tax	(48)	(333)	41	(281)
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	21	173	21	173
Other, net	(40)	(83)	42	(24)
Total provision for income taxes on continuing operations	$(277)	$(1,672)	$288	$(1,419)
Effective income tax rate for continuing operations	27.7%	24.6%	32.8%	23.1%

	Six Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2021	2020	2021	2020
Income tax at statutory rate (federal)	$16,598	$11,676	$17,123	$12,068
State income tax	7,260	3,344	7,366	3,456
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(3,584)	(2,352)	(3,584)	(2,352)
Other, net	(30)	(213)	(65)	(173)
Total provision for income taxes on continuing operations	$20,244	$12,455	$20,840	$12,999
Effective income tax rate for continuing operations	25.6%	22.4%	25.6%	22.6%

The NW Holdings and NW Natural effective income tax rates for the six months ended June 30, 2021 compared to the same period in 2020 changed primarily as a result of changes in pre-tax income, the Oregon Corporate Activity Tax (CAT), and regulatory amortization of deferred Tax Cuts and Jobs Act (TCJA) benefits. See Note 11 in the 2020 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2019 tax year was completed during the first quarter of 2021. There were no material changes to the return as filed. The 2020 and 2021 tax years are subject to examination under CAP.
11. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations:

	June 30,		December 31,
In thousands	2021	2020	2020
NW Natural:
NGD plant in service	$3,623,092	$3,404,145	$3,548,543
NGD work in progress	99,646	90,903	63,901
Less: Accumulated depreciation	1,068,603	1,040,616	1,055,809
NGD plant, net	2,654,135	2,454,432	2,556,635
Other plant in service	66,315	64,317	66,300
Other construction work in progress	5,817	5,342	5,032
Less: Accumulated depreciation	20,140	19,144	19,637
Other plant, net	51,992	50,515	51,695
Total property, plant, and equipment, net	$2,706,127	$2,504,947	$2,608,330

Other (NW Holdings):
Other plant in service	$54,922	$44,195	$50,263
Less: Accumulated depreciation	5,120	2,539	3,823
Other plant, net	$49,802	$41,656	$46,440

NW Holdings:
Total property, plant, and equipment, net	$2,755,929	$2,546,603	$2,654,770

NW Natural:
Capital expenditures in accrued liabilities	$37,968	$31,847	$25,129

NW Holdings:
Capital expenditures in accrued liabilities	$38,395	$31,847	$25,129

NW Holdings
Other plant balances include long-lived assets associated with water and wastewater utility operations and non-regulated activities not held by NW Natural or its subsidiaries.

NW Natural
Other plant balances primarily include non-utility gas storage assets at the Mist facility and other long-lived assets not related to NGD.
12. GAS RESERVES

NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of June 30, 2021. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities in the consolidated balance sheets. The investment in gas reserves provides long-term price protection for NGD customers through the original agreement with Encana Oil & Gas (USA) Inc. under which NW Natural invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

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

The following table outlines NW Natural's net gas reserves investment:

	June 30,		December 31,
In thousands	2021	2020	2020
Gas reserves, current	$8,444	$13,646	$11,409
Gas reserves, non-current	178,863	173,661	175,898
Less: Accumulated amortization	149,011	132,202	141,414
Total gas reserves(1)	38,296	55,105	45,893
Less: Deferred taxes on gas reserves	8,760	13,324	10,572
Net investment in gas reserves	$29,536	$41,781	$35,321
(1)     The net investment in additional wells included in total gas reserves was $2.7 million, $3.4 million and $3.0 million at June 30, 2021 and 2020 and December 31, 2020, respectively.

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

TWH was a variable interest entity reported under equity method accounting through its sale. The investment in TWH did not meet the criteria to be classified as held for sale or discontinued operations. The investment balance in TWH was $13.4 million at June 30, 2020. See Note 14 in the 2020 Form 10-K.
14. BUSINESS COMBINATIONS

2021 Business Combinations
During the six months ended June 30, 2021, NWN Water completed one acquisition of a water system that qualified as a business combination. The aggregate fair value of the preliminary consideration transferred for this acquisition was not material and is not significant to NW Holdings' results of operations.

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

As a result of all acquisitions completed, total goodwill was $69.3 million, $70.2 million and $69.2 million as of June 30, 2021, June 30, 2020 and December 31, 2020, respectively. The decrease in the goodwill balance from the second quarter of 2020 is primarily due to a measurement period adjustment that occurred in the fourth quarter of 2020, partially offset by acquisitions in the water sector. The increase in the goodwill balance from the fourth quarter of 2020 is primarily due to additions associated with our acquisitions in the water sector. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	June 30,		December 31,
In thousands	2021	2020	2020
Natural gas (in therms):
Financial	680,335	654,145	784,400
Physical	419,148	570,600	457,593
Foreign exchange	$6,477	$7,176	$5,896

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments, which also represents all derivative instruments at NW Holdings:

	Three Months Ended June 30,
	2021		2020
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$16,323	$(45)	$5,492	$459
Operating revenues (expense)	—	—	754	—
Amounts deferred to regulatory accounts on balance sheet	(16,323)	45	(6,119)	(459)
Total gain (loss) in pre-tax earnings	$—	$—	$127	$—

	Six Months Ended June 30,
	2021		2020
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$36,805	$32	$149	$(7)
Operating revenues (expense)	(27)	—	(1,679)	—
Amounts deferred to regulatory accounts on balance sheet	(36,782)	(32)	1,286	7
Total gain (loss) in pre-tax earnings	$(4)	$—	$(244)	$—

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

Realized Gain/Loss
NW Natural realized net gains of $4.2 million and $9.3 million for the three and six months ended June 30, 2021 from the settlement of natural gas financial derivative contracts, whereas, net losses of $1.1 million and $3.2 million were realized for the three and six months ended June 30, 2020. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of June 30, 2021 or 2020. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against loss positions. Given NW Natural's counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2021 or 2020. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits.

NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change. If credit-risk related contingent features within these contracts were triggered as of June 30, 2021, assuming current gas prices and a credit rating downgrade to a speculative level, we would not be required to post collateral calls, including estimates for adequate assurance.

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

NW Natural’s current commodity financial swap and option contracts outstanding reflect unrealized gains of $54.3 million and $5.3 million at June 30, 2021 and June 30, 2020, respectively. If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $51.8 million and a liability of $1.6 million as of June 30, 2021, an asset of $6.7 million and a liability of $1.5 million as of June 30, 2020, and an asset of $14.1 million and a liability of $1.3 million as of December 31, 2020.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at June 30, 2021. Using significant other observable or Level 2 inputs, the net fair value was an asset of $50.2 million, an asset of $5.2 million, and an asset of $12.8 million as of June 30, 2021 and 2020, and December 31, 2020, respectively. No Level 3 inputs were used in our derivative valuations during the six months ended June 30, 2021 and 2020. See Note 2 in the 2020 Form 10-K.
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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	June 30,		December 31,	June 30,		December 31,
In thousands	2021	2020	2020	2021	2020	2020
Portland Harbor site:
Gasco/Siltronic Sediments	$6,658	$10,431	$7,596	$41,652	$41,945	$43,725
Other Portland Harbor	2,195	2,434	1,942	6,588	6,228	7,020
Gasco/Siltronic Upland site	12,442	10,979	14,887	38,401	41,878	40,250
Front Street site	1,219	10,222	3,816	975	1,059	1,107
Oregon Steel Mills	—	—	—	179	179	179
Total	$22,514	$34,066	$28,241	$87,795	$91,289	$92,281

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

GASCO/SILTRONIC SEDIMENTS. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. In March 2020, NW Natural and the EPA amended the Administrative Order on Consent to include additional remedial design activities downstream of the Gasco sediments site and in the navigation channel. Siltronic Corporation is not a party to the amended order. In the second quarter of 2021, NW Natural began preliminary design discussions with the EPA. These preliminary design discussions did not include a cost estimate for alternatives, none of the alternatives are more likely than others at this time, and NW Natural expects further design discussion and iteration with the EPA.

The estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $48.3 million to $350 million. NW Natural has recorded a liability of $48.3 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in early July 2020 and was completed in October 2020. NW Natural has recognized an additional liability of $2.2 million for long term monitoring, regulatory and permitting issues, and post-construction work.

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

The following table presents information regarding the total regulatory asset deferred:

	June 30,		December 31,
In thousands	2021	2020	2020
Deferred costs and interest (1)	$50,604	$42,098	$44,516
Accrued site liabilities (2)	110,237	124,981	120,352
Insurance proceeds and interest	(69,730)	(81,146)	(69,253)
Total regulatory asset deferral(1)	$91,111	$85,933	$95,615
Current regulatory assets(3)	5,688	4,176	4,992
Long-term regulatory assets(3)	85,423	81,757	90,623
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $0.1 million at June 30, 2021, $0.4 million at June 30, 2020, and $0.2 million at December 31, 2020,
(3)    Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, NW Natural earns a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. It also accrues a carrying charge on insurance proceeds for amounts owed to customers. In Washington, neither the cash paid nor insurance proceeds received accrue a carrying charge. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5.0 million tariff rider. The amounts allocable to Oregon are recoverable through NGD rates, subject to an earnings test.

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

As a result of the disposition of the membership interests in Gill Ranch, there were no assets or liabilities classified as held for sale at June 30, 2021 or December 31, 2020 and there was no activity in the consolidated statement of comprehensive income for the three and six months ended June 30, 2021. The assets and liabilities of the discontinued operations classified as held for sale in the consolidated balance sheet at June 30, 2020 include the following:

NW Holdings Discontinued Operations
In thousands	June 30, 2020
Assets:
Accounts receivable	$1,621
Inventories	821
Other current assets	250
Property, plant, and equipment, net	13,328
Operating lease right of use asset	118
Other non-current assets	254
Total discontinued operations assets - current assets (1)	$16,392

Liabilities:
Accounts payable	$999
Other current liabilities	1,119
Operating lease liabilities	112
Other non-current liabilities	11,344
Total discontinued operations liabilities - current liabilities (1)	$13,574
(1)     The total assets and liabilities of Gill Ranch were classified as current because it was probable that the sale would be completed within one year.
The following table presents the operating results of Gill Ranch and is presented net of tax on the consolidated statements of comprehensive income:

	NW Holdings Discontinued Operations
	Three Months Ended June 30,	Six Months Ended June 30,
In thousands, except per share data	2020	2020
Revenues	$3,374	$4,282
Expenses:
Operations and maintenance	2,604	4,184
General taxes	53	100
Depreciation and amortization	106	212
Other expenses and interest	228	459
Total expenses	2,991	4,955
Income (loss) from discontinued operations before income taxes	383	(673)
Income tax expense (benefit)	103	(175)
Income (loss) from discontinued operations, net of tax	$280	$(498)

Earnings (loss) from discontinued operations per share of common stock:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results from continuing operations for the three and six months ended June 30, 2021 and 2020 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2020 Annual Report on Form 10-K, as applicable (2020 Form 10-K).

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

EXECUTIVE SUMMARY

Our core mission is to provide safe, reliable and affordable essential utility services in an environmentally responsible way to better the lives of the public we serve. See "2021 Outlook" in the 2020 Form 10-K for more information. Current highlights include:
•Reported a net loss of $0.02 per share (diluted) for the second quarter of 2021, compared to a net loss of $0.16 per share (diluted) in the prior year;
•Reported net income of $1.92 per share (diluted) for the first six months of 2021, compared to net income of $1.40 per share (diluted) in the prior year;
•Reached a multi-party settlement in the Washington general rate case;
•Added over 12,000 meters during the past twelve months for a growth rate of 1.6% at June 30, 2021; and
•Continued executing our water and wastewater acquisition and investment strategy and providing clean, reliable water and wastewater service to approximately 64,000 people through 27,000 connections.

Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended June 30,
	2021		2020		QTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net loss from continuing operations	$(724)	$(0.02)	$(5,132)	$(0.17)	$4,408
Income from discontinued operations, net of tax	—	—	280	0.01	(280)
Consolidated net loss	$(724)	$(0.02)	$(4,852)	$(0.16)	$4,128
NGD margin	$91,206		$79,651		$11,555

Key quarter-to-date financial highlights for NW Natural include:

	Three Months Ended June 30,
	2021	2020	QTD
In thousands	Amount	Amount	Change
Consolidated net income (loss)	$589	$(4,712)	$5,301
NGD margin	$91,206	$79,651	$11,555

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020.

Consolidated net income increased $5.3 million at NW Natural primarily due to the following factors:
•$11.6 million increase in NGD segment margin driven by the 2020 Oregon rate case and the recovery of commercial customer activity compared to the prior year; and
•$1.2 million decrease in interest expense primarily due to lower short-term debt balances; partially offset by
•$3.7 million increase in operations and maintenance expenses due to higher lease expense, professional service expenses, and information technology costs;
•$2.5 million increase in depreciation and amortization expense due to property, plant, and equipment additions as we continued to invest in our natural gas utility systems; and
•$1.7 million increase in income tax expense primarily due to an increase in pretax income.

Net loss from continuing operations decreased $4.4 million at NW Holdings primarily due to the following factors:
•$5.3 million increase in consolidated net income at NW Natural as discussed above; partially offset by
•$0.9 million decrease in other net income primarily reflecting higher holding company expenses.

Key year-to-date financial highlights for NW Holdings include:

	Six Months Ended June 30,
	2021		2020		YTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income from continuing operations	$58,793	$1.92	$43,144	$1.41	$15,649
Loss from discontinued operations, net of tax	—	—	(498)	(0.01)	498
Consolidated net income	$58,793	$1.92	$42,646	$1.40	$16,147

Key year-to-date financial highlights for NW Natural include:

	Six Months Ended June 30,
	2021	2020	YTD
In thousands	Amount	Amount	Change
Consolidated net income	$60,700	$44,467	$16,233
Natural gas distribution margin	$263,846	$233,795	$30,051
SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020.
Consolidated net income increased $16.2 million at NW Natural primarily due to the following factors:
•$30.1 million increase in NGD segment margin driven by the 2020 Oregon rate case and residential customer growth; and
•$7.2 million increase in asset management revenue primarily due to the 2021 cold weather event discussed below; partially offset by
•$7.8 million increase in income tax expense due to an increase in pretax income and the Oregon Corporate Activity Tax;
•$6.7 million increase in operations and maintenance expenses due to higher lease expense, compensation and benefit costs, and professional service expenses;
•$5.5 million increase in depreciation expense due to property, plant, and equipment additions as we continued to invest in our natural gas utility systems; and
•$2.0 million increase in general taxes primarily due to higher assessed property values.

Net income from continuing operations increased $15.6 million at NW Holdings primarily due to the following factors:
•$16.2 million increase in consolidated net income at NW Natural as discussed above; partially offset by
•$0.6 million decrease in other net income primarily reflecting higher holding company expenses.

2021 COLD WEATHER EVENT. In February 2021, Portland, Oregon and the surrounding region, like much of the country, experienced a severe winter storm with several days of colder temperatures resulting in elevated natural gas demand and significantly higher spot prices. Additional market gas purchases and other expenses resulted in approximately $29 million of higher commodity costs, of which approximately $27 million was deferred to a regulatory asset for recovery in future rates. The result was approximately $2 million of lower natural gas utility margin in the first six months of 2021. The higher commodity costs were offset by approximately $39 million of asset management revenue, of which approximately $33 million was deferred to a regulatory liability for the benefit of customers.

COVID-19 AND CURRENT ECONOMIC CONDITIONS. The novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has resulted in severe and widespread global, national, and local economic and societal disruptions. As a critical infrastructure energy company that provides an essential service to our customers, NW Natural has well-defined emergency response command structures and protocols. In response to the pandemic, NW Natural mobilized its incident command team and business continuity plans in early March 2020, with a focus on the safety of our 1,200 employees and the 2.5 million people, business partners and communities we serve. For employees whose role requires them to work in the field or onsite, we are following CDC, OSHA, and state specific requirements. Our water companies are following similar protocols.

The states we operate in have reopened with many businesses beginning to return to normal operating practices; however, the timing for recovery of businesses and local economies remains difficult to predict and dependent on the future impacts of the COVID-19 pandemic, resurgences or mutations of the virus, or efficacy of vaccines. We currently have the following expectations and beliefs:
•Both NW Natural and NW Natural Water expect their capital projects in 2021 to move forward as planned.
•NW Natural's customer growth rate is affected by both new meter connections and when existing customers close their accounts and disconnect their meters. Customer growth from construction and conversions remained strong during the first six months of 2021 and commercial customer counts remained steady. A slow economic recovery could result in a decline in new meter connections, which could adversely affect margin in 2021 and the following periods. In addition, we are closely monitoring our approximately 70,000 commercial and industrial natural gas meters, as a substantial decline in these meters could materially affect margin in 2021 and the following periods. We don't anticipate significant residential meter disconnections.
•NW Natural has seen lower utility margin from a reduction in overall sales volumes during the first six months of 2021 and 2020 attributed to COVID-19. While we are substantially through our peak heating season this spring, we may still see declines in volumes, depending on the resiliency of businesses in the communities in which we serve through the remainder of 2021. However, volumes do not translate directly to earnings as the majority of our NGD margin is not dependent on volumes.
•The state of Oregon reopened June 30, 2021 and the majority of our commercial and industrial customers have returned to normal business practices. In Oregon, residential customers began the process of resuming normal business practices on June 30, 2021 and Washington residential customers are expected to resume beginning September 30, 2021. The recognition of late and disconnection fee revenue may be delayed beyond our current expectations.

•As the pandemic continued into the 2020-2021 winter heating season, certain customers were faced with seasonally higher natural gas usage and bills. This could have a financial strain on our customers and impact their ability to pay their bills in a timely manner thus potentially increasing our working capital needs.
•While we deferred to a regulatory asset certain COVID-related financial impacts as agreed upon with regulators, ultimate recovery of these costs and prudence review will be determined through separate proceedings and may be subject to modification as a result of those proceedings.

Given the evolving nature of the pandemic and resulting economic conditions, we are continually monitoring our business operations and the larger trends and developments to take additional measures we believe are warranted to continue providing safe and reliable service to our customers and communities while protecting our employees.

See the discussion in "Results of Operations" below for additional detail regarding all significant activity that occurred during the second quarter of 2021.

DIVIDENDS

Dividend highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
Per common share	2021	2020	2021	2020
Dividends paid	$0.4800	$0.4775	$0.9600	$0.9550	$0.0025	$0.0050

In July 2021, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4800 per share. The dividend is payable on August 13, 2021 to shareholders of record on July 30, 2021, reflecting an annual indicated dividend rate of $1.92 per share.

RESULTS OF OPERATIONS

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2020 Form 10-K.
Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At June 30, 2021, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed General Rate Cases" below.

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

Regulatory Proceeding Updates
2021 WASHINGTON RATE CASE. On December 18, 2020, NW Natural filed a request for a general rate increase with the WUTC. On July 27, 2021, NW Natural, Staff of the WUTC, Alliance of Western Energy Consumers, and The Energy Project, which comprise all of the parties to the rate case other than the Public Counsel Unit of the Washington State Office of the Attorney General, filed a settlement with the WUTC that addresses all issues in the rate case (Comprehensive Settlement). The Comprehensive Settlement, if approved by the WUTC, would resolve all disputed issues in the rate case. The Comprehensive Settlement is subject to review and approval of the WUTC, and Staff's recommendation to approve the Comprehensive Settlement is not binding on the WUTC itself. For new rates to be effective, the WUTC must issue an order, which may approve or deny the terms of the Comprehensive Settlement or be issued under the WUTC's own terms with respect to the elements of the rate case.

The Comprehensive Settlement provides for an annual revenue requirement increase over two years, consisting of a 6.4% or $5.0 million increase in the first year beginning November 1, 2021 (Year One), and up to a 3.5% or $3.0 million increase in the second year beginning November 1, 2022 (Year Two). The revenue requirement increase for Year Two includes the addition to rate base of capital projects expected to be placed in-service by November 1, 2022 and is subject to a review and adjustments according to actual costs incurred and any additional direct offsetting factors. Under the terms of the Comprehensive Settlement, NW Natural will provide customers with an estimated $2.3 million offset to rates spread over the two years via suspension of amortization of a regulatory asset associated with NW Natural’s energy efficiency programs and via application of proceeds from the sale of real property in Oregon, which is expected to reduce the Year One rate increase to approximately 5.1% or $4.0 million and the Year Two rate increase to approximately 3.4% or $2.8 million. This two-year rate plan and mitigating provisions strive to balance the need to recover long-planned investments that support continued safe and reliable service to customers with the need to maintain affordable rates, especially during the challenging times and economic environment brought on by the COVID-19 pandemic. The increase is based upon the following assumptions:

•Cost of capital of 6.814%; and
•Average rate base of $194.7 million, an increase of $20.9 million since the last rate case for capital expenditures already expended at the time of filing, with an additional expected $31.2 million increase in Year One, and an additional expected $21.4 million increase in Year Two, with the increases in Year One and Year Two relating to expected capital expenditures in those years.

The parties to the Comprehensive Settlement have agreed not to specify the underlying inputs to the cost of capital, including capital structure and return on equity.

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

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. NW Natural entered the 2020-21 gas year with its forecasted sales volumes hedged at 47% in financial swap and option contracts, including hedging of 46% in Oregon and 58% in Washington. The percentage of total forecasted sales volume hedged was approximately 60% for Oregon and approximately 69% for Washington.

NW Natural is also hedged between 2% and 61% for annual requirements over the subsequent five gas years, which consists of between 2% and 60% in Oregon and between 0% and 69% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural.

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

DECOUPLING. In Oregon, NW Natural has a decoupling mechanism. Decoupling is intended to break the link between earnings and the quantity of gas consumed by customers, removing any financial incentive to discourage customers’ efforts to conserve energy. The Oregon decoupling baseline usage per customer was reset in the 2020 Oregon general rate case. The Order in the 2020 Oregon general rate case also approved of extending NW Natural’s decoupling calculation to the month of April. This mechanism employs a use-per-customer decoupling calculation, which adjusts margin revenues to account for the difference between actual and expected customer volumes. The margin adjustment resulting from differences between actual and expected volumes under the decoupling component is recorded to a deferral account, which is included in the annual PGA filing.

WARM. In Oregon, NW Natural has an approved weather normalization mechanism, which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of June 30, 2021, 8% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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

COVID-19 PROCESS AND DEFERRAL DOCKETS. During 2020, our regulated utilities, other utilities, stakeholders, and public utility commissions worked together to determine the best way to continue protecting utility customers during and after the pandemic. In September 2020, the OPUC issued an order authorizing OPUC staff to execute a term sheet with NW Natural and other parties to the proceeding, which includes provisions for lifting moratoriums on disconnections for nonpayment and late fees; extending timeframes for repayments and deferred payment plans; establishing timelines for reinstitution of service disconnection and reconnection fees; and allowing for deferred accounting of COVID-19 related costs. The term sheet also directed NW Natural to work with the parties to provide bill payment assistance, petition the Oregon legislature for bill payment assistance funding, explore the applicability of decoupling charges for a period of time, and participate in an investigation and discussion surrounding low income customers and social and environmental justice. The stipulation incorporating the term sheet was approved by the OPUC in November 2020. A term sheet was approved by the WUTC in October 2020 that provides similar guidance on key items such as the timing of lifting moratoriums on disconnections, resuming the collection process, and bill assistance and payment plans.

Additionally, both Oregon and Washington approved our applications in 2020 to defer certain COVID-19 related costs.
Costs that may be recoverable include, but are not limited to, the following: personal protective equipment, cleaning supplies and services, bad debt expense, financing costs to secure liquidity, and certain lost revenue, net of offsetting direct expense reductions associated with COVID-19. As of June 30, 2021, we estimate that approximately $8.1 million of the financial effects related to COVID-19 could be recoverable and deferred to a regulatory asset approximately $5.8 million for incurred costs. In addition, we expect to recognize revenue in a future period for an additional $2.3 million related to forgone late fee revenue.

The financial effects of COVID-19 in the the prior year were recorded as an expense in the consolidated statements of comprehensive income until the third quarter, when they were deferred to a regulatory asset. Therefore, the consolidated statements of comprehensive income for the first six months of 2020 includes $1.1 million of operations and maintenance expenses and $1.3 million of interest expense, net that did not recur in the current year.

The following table outlines some of the key items approved by the respective Commissions:

	Oregon		Washington
Reinstituting Disconnections for Nonpayment:
Residential	June 30, 2021		September 30, 2021
Small Commercial	December 1, 2020		September 30, 2021
Large Commercial/Industrial	November 3, 2020		October 20, 2020
Resuming Residential Reconnection Fee Charges	October 1, 2022	*	March 29, 2022
Reinstituting Late Fees for Nonpayment:
Residential	October 1, 2022	*	March 29, 2022
Small Commercial	December 1, 2020		March 29, 2022
Large Commercial/Industrial	November 3, 2020		October 20, 2020
Extended Time Payment Arrangements:
Residential	Up to 24 months		Up to 18 months
Small Commercial	Up to 6 months		Up to 12 months
Arrearage Forgiveness Program	1% of Retail Revenues		1% of Retail Revenues
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

Further, the new law supports all forms of renewable natural gas including renewable hydrogen, which is made from excess wind, solar and hydro power. Renewable hydrogen can be used for industrial use or blended into the natural gas pipeline system.

In its first RNG project under SB98, NW Natural began a partnership with BioCarbN, a developer and operator of sustainable infrastructure projects, to convert methane into RNG. Under this partnership, NW Natural has the ability to invest up to an estimated $38 million in four separate RNG development projects that will access biogas derived from water treatment at Tyson Foods' processing plants, subject to approval by all parties. In December 2020, NW Natural exercised its option for the first development project in Nebraska, initiating investment in an estimated $8 million project, which is expected to begin producing RNG in early 2022.

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

WATER UTILITIES. In the first six months of 2021, NW Holdings, through its water subsidiaries, continued to acquire water utilities. While COVID-19 has restricted certain activities, we continue to pursue water acquisitions and expect to return to normal business development activities as the pandemic eases and travel and commerce return to previous levels. For our acquired water utilities, we continue to assess the need for general rate cases, and in 2021, we filed a general rate case for one of our water utilities to support infrastructure investments for safety and reliability.

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

NW Natural is actively engaged with Oregon state regulatory entities and holds a seat on the Oregon Department of Environmental Quality (ODEQ) rules advisory committee, which was considering the cap and reduce rules known as the Climate Protection Program (CPP). As of July 2021, the rules advisory committee meetings for the CPP have concluded. NW Natural is anticipating that a draft of the CPP rules will be released for public comment in August 2021. Final rules are expected to be considered for adoption by the Environmental Quality Commission in December 2021 and become effective in 2022.

NW Natural is also engaged in an OPUC Fact-Finding (“Fact-Finding Docket”), which was opened in response to the EO. The OPUC’s purpose of the Fact-Finding Docket is to analyze the potential natural gas utility bill impacts that may result from limiting GHG emissions of regulated natural gas utilities under the ODEQ’s CPP and to identify appropriate regulatory tools to mitigate potential customer impacts. Per OPUC Staff’s statement, the ultimate goal of the Fact-Finding Docket will be to inform future policy decisions and other key analyses to be considered in 2022, after the CPP is in place. In December, OPUC Staff will present a fact-finding report to the OPUC with recommendations for further OPUC engagement in 2022.

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

The development of an IRP filing is an extensive and complex process that engages multiple stakeholders in an effort to build a robust and commonly understood analysis. The final product is intended to provide a long-term outlook of the supply-side and demand-side resource requirements for reliable and low cost natural gas service. The IRP examines and analyzes uncertainties in the planning process, including potential changes in governmental and regulatory policies. As a result of the EO issued by the governor of Oregon, new regulations and requirements are currently being developed in the state of Oregon, which have the potential to impact long-term resource decisions. In order to reflect the outcomes of the EO proceedings, the time to file NW Natural's next full IRP was extended to July 2022 as approved by the OPUC and WUTC.

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

NGD segment highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except EPS data	2021	2020	2021	2020
NGD net income (loss)	$(1,381)	$(6,347)	$52,544	$41,596	$4,966	$10,948
Diluted EPS - NGD segment	$(0.05)	$(0.21)	$1.71	$1.36	$0.16	$0.35
Gas sold and delivered (in therms)	213,714	207,213	644,834	628,130	6,501	16,704
NGD margin(1)	$91,206	$79,651	$263,846	$233,795	$11,555	$30,051
(1) See Natural Gas Distribution Margin Table below for additional detail.
THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. The primary factors contributing to the $5.0 million, or $0.16 per share, increase in NGD net income were as follows:
•$11.6 million increase in NGD margin due to:
•$9.5 million increase due to new customer rates, primarily from the 2020 Oregon rate case that went into effect on November 1, 2020, and customer growth;
•$1.8 million increase driven by the effects of applying the Oregon decoupling calculation to April 2021 as approved in our 2020 general rate case, and the recovery of commercial customer activity as compared to the prior year; and
•$0.3 million increase in late fees, primarily due to the resumption of late fees and reconnect fees for certain commercial and industrial customers during the second quarter of 2021.

In addition to the increase in margin, NGD net income for 2021 reflects:
•$3.6 million increase in other NGD operating and maintenance expenses due primarily to higher lease and professional service expenses;
•$2.5 million increase in depreciation expense due to NGD plant additions as we continued to invest in our gas utility system; and
•$1.5 million higher income tax expense reflecting higher pretax income; partially offset by
•$1.1 million decrease in interest expense driven by lower interest on commercial paper borrowings.

For the three months ended June 30, 2021, total NGD volumes sold and delivered increased 3% over the same period in 2020 primarily due to the recovery of commercial customer activity as compared to the prior year.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. The primary factors contributing to the $10.9 million, or $0.35 per share, increase in NGD net income were as follows:
•$30.1 million increase in NGD margin due to:
•$30.8 million increase due to new customer rates, primarily from the 2020 Oregon rate case that went into effect on November 1, 2020, and customer growth; and
•$2.6 million increase due in part to colder weather, the effects of applying the Oregon decoupling calculation to April 2021 as approved in our 2020 general rate case, and the recovery of commercial customer activity as compared to the prior year; partially offset by
•$2.8 million decrease driven by additional market gas purchases and other expenses during the 2021 cold weather event. The event resulted in approximately $29 million of higher commodity costs in the first quarter of 2021, of which approximately $27 million was deferred to a regulatory asset for recovery in future rates.

In addition to the increase in margin, NGD net income for 2021 reflects:
•$6.4 million increase in other NGD operating and maintenance expenses due primarily to higher lease and professional service expenses;
•$6.1 million higher income tax expense reflecting higher pretax income and Oregon CAT;
•$5.5 million increase in depreciation expense due to NGD plant additions as we continued to invest in our gas utility system; and
•$2.0 million increase in general taxes due to higher assessed property values; partially offset by
•$1.3 million higher interest income on regulatory assets within other income (expense), net.

For the six months ended June 30, 2021, total NGD volumes sold and delivered increased 3% over the same period in 2020 primarily due to 12% warmer than average weather in the first six months of 2021 compared to 15% warmer than average weather in the prior period.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended June 30,		Six Months Ended June 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2021	2020	2021	2020	QTD Change	YTD Change
NGD volumes (therms)
Residential and commercial sales	102,469	99,815	400,291	386,687	2,654	13,604
Industrial sales and transportation	111,245	107,398	244,543	241,443	3,847	3,100
Total NGD volumes sold and delivered	213,714	207,213	644,834	628,130	6,501	16,704
Operating Revenues
Residential and commercial sales	$120,360	$109,399	$398,944	$364,803	$10,961	$34,141
Industrial sales and transportation	14,093	12,667	31,472	29,861	1,426	1,611
Other distribution revenues	396	5	986	968	391	18
Other regulated services	4,765	4,921	9,550	9,847	(156)	(297)
Total operating revenues	139,614	126,992	440,952	405,479	12,622	35,473
Less: Cost of gas	41,249	41,265	153,515	149,860	16	(3,655)
Less: Environmental remediation expense	1,509	1,622	5,286	5,627	113	341
Less: Revenue taxes	5,650	4,454	18,305	16,197	(1,196)	(2,108)
NGD margin	$91,206	$79,651	$263,846	$233,795	$11,555	$30,051

Margin(1)
Residential and commercial sales	$78,900	$67,855	$239,672	$206,999	$11,045	$32,673
Industrial sales and transportation	7,407	7,021	16,161	15,603	386	558

Gain (loss) from gas cost incentive sharing	(223)	(105)	(2,486)	343	(118)	(2,829)
Other margin	357	(38)	952	1,006	395	(54)
Other regulated services	4,765	4,918	9,547	9,844	(153)	(297)
NGD Margin	$91,206	$79,651	$263,846	$233,795	$11,555	$30,051

Degree days(2)
Average(3)	305	308	1,631	1,650	(3)	(19)
Actual	182	189	1,443	1,404	(4)%	3%
Percent warmer than average weather	(40)%	(39)%	(12)%	(15)%

	As of June 30,
	2021	2020	Change	Growth
NGD Meters - end of period:
Residential meters	710,543	697,861	12,682	1.8%
Commercial meters	68,756	69,451	(695)	(1.0)%
Industrial meters	980	992	(12)	(1.2)%
Total number of meters	780,279	768,304	11,975	1.6%

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

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2021	2020	2021	2020
Volumes (therms)
Residential sales	61,346	65,126	255,837	248,035	(3,780)	7,802
Commercial sales	41,123	34,689	144,454	138,652	6,434	5,802
Total volumes	102,469	99,815	400,291	386,687	2,654	13,604
Operating revenues
Residential sales	$82,310	$76,836	$278,112	$253,781	$5,474	$24,331
Commercial sales	38,050	32,563	120,832	111,022	5,487	9,810
Total operating revenues	$120,360	$109,399	$398,944	$364,803	$10,961	$34,141
NGD margin
Residential:
Sales	$48,558	$46,688	$166,163	$148,063	$1,870	$18,100
Alternative revenue	8,368	2,682	8,646	3,225	5,686	5,421
Total residential NGD margin	56,926	49,370	174,809	151,288	7,556	23,521
Commercial:
Sales	19,259	15,802	61,973	54,043	3,457	7,930
Alternative revenue	2,715	2,683	2,890	1,668	32	1,222
Total commercial NGD margin	21,974	18,485	64,863	55,711	3,489	9,152
Total NGD margin	$78,900	$67,855	$239,672	$206,999	$11,045	$32,673

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Residential and commercial margin increased $11.0 million compared to the prior period. The increase was primarily driven by new customer rates in Oregon that took effect on November 1, 2020 and improvements in commercial usage as COVID-19 restrictions and closures began being lifted.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Residential and commercial margin increased $32.7 million compared to the prior period. The increase was primarily driven by new customer rates in Oregon that took effect on November 1, 2020 and 1.8% growth in residential meters.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2021	2020	2021	2020
Volumes (therms)
Firm and interruptible sales	20,002	17,638	46,245	42,440	2,364	3,805
Firm and interruptible transportation	91,243	89,760	198,298	199,003	1,483	(705)
Total volumes - sales and transportation	111,245	107,398	244,543	241,443	3,847	3,100
NGD margin
Firm and interruptible sales	$2,741	$2,506	$6,298	$5,823	$235	$475
Firm and interruptible transportation	4,666	4,515	9,863	9,780	151	83
Total margin - sales and transportation	$7,407	$7,021	$16,161	$15,603	$386	$558

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Industrial sales and transportation margin increased by $0.4 million compared to the prior period primarily driven by new rates in Oregon that took effect on November 1, 2020. Volumes increased by 3.8 million therms, or 4%, due primarily to higher usage from multiple industrial customers.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Industrial sales and transportation margin increased by $0.6 million compared to the prior period primarily driven by new rates in Oregon that took effect on November 1, 2020. Volumes increased by 3.1 million therms, or 1%, due primarily to higher usage from multiple industrial customers.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2021	2020	2021	2020
Cost of gas	$41,249	$41,265	$153,515	$149,860	$(16)	$3,655
Volumes sold (therms)(1)	122,471	117,453	446,536	429,127	5,018	17,409
Average cost of gas (cents per therm)	$0.34	$0.35	$0.34	$0.35	$(0.01)	$(0.01)
Gain (loss) from gas cost incentive sharing(2)	$(223)	$(105)	$(2,486)	$343	$(118)	$(2,829)
(1)This calculation excludes volumes delivered to industrial transportation customers.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2020 Form 10-K.

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Cost of gas was flat compared to the prior period, primarily due to a slight decrease in the average cost of gas offset by an increase in volumes sold.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Cost of gas increased $3.7 million, or 2%, primarily due to a $2.8 million higher loss from cost of gas incentive sharing, driven by costs related to the 2021 cold weather event that were not deferred for future recovery. The event resulted in approximately $29 million of higher commodity costs, of which approximately $27 million was deferred to a regulatory asset. The remaining increase in cost of gas is primarily the result of a 4% increase in volumes sold driven by customer growth and by comparatively cooler weather in 2021 as compared to 2020.

Other Regulated Services Margin
Other regulated services margin highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2021	2020	2021	2020
North Mist storage services	$4,715	$4,867	$9,431	$9,733	$(152)	$(302)
Other services	50	51	116	111	(1)	5
Total other regulated services	$4,765	$4,918	$9,547	$9,844	$(153)	$(297)

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Other regulated services margin decreased $0.2 million compared to the prior period as the North Mist expansion facility did not experience any significant fluctuations in storage service revenue. See Note 6 for information regarding North Mist expansion lease accounting.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Other regulated services margin decreased $0.3 million compared to the prior period as the North Mist expansion facility did not experience any significant fluctuations in storage service revenue.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except EPS data	2021	2020	2021	2020
NW Natural other - net income	$1,970	$1,635	$8,156	$2,871	$335	$5,285
Other NW Holdings activity	(1,313)	(420)	(1,907)	(1,323)	(893)	(584)
NW Holdings other - net income	$657	$1,215	$6,249	$1,548	$(558)	$4,701
Diluted EPS - NW Holdings - other	$0.03	$0.04	$0.21	$0.05	$(0.01)	$0.16

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Other net income decreased $0.6 million at NW Holdings and increased $0.3 million at NW Natural. The increase at NW Natural was primarily due to an increase in appliance center net income. The decrease at NW Holdings was driven by higher expenses at the holding company, partially offset by higher net income at NW Natural.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Other net income increased $4.7 million at NW Holdings and $5.3 million at NW Natural. The increase at NW Natural was primarily due to $6.7 million of higher asset management revenue related to the 2021 cold weather event, partially offset by $1.8 million of income tax expense associated with the higher revenue. The increase at NW Holdings was driven by the increase at NW Natural, partially offset by higher expenses at the holding company.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2021	2020	2021	2020	Change	Change
NW Natural	$44,939	$41,198	$94,126	$87,454	$3,741	$6,672
Other NW Holdings operations and maintenance	5,108	2,785	8,112	5,450	2,323	2,662
NW Holdings	$50,047	$43,983	$102,238	$92,904	$6,064	$9,334

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Operations and maintenance expense increased $6.1 million at NW Holdings and $3.7 million at NW Natural. The increase at NW Natural was driven by the following:
•$1.3 million increase in professional service and information technology expenses;
•$1.2 million increase in lease expense related to a new headquarters and operations center; and
•$0.6 million increase related to higher compensation and benefit costs.

The $2.3 million increase in other NW Holdings operations and maintenance expense primarily reflects higher holding company expenses and operating expenses from water and wastewater subsidiaries.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Operations and maintenance expense increased $9.3 million at NW Holdings and $6.7 million at NW Natural. The increase at NW Natural was driven by the following:
•$2.4 million increase in professional service and information technology expenses;
•$2.2 million increase in lease expense related to a new headquarters and operations center; and
•$2.1 million increase related to higher compensation and benefit costs.

The $2.7 million increase in other NW Holdings operations and maintenance expense primarily reflects higher holding company expenses and operating expenses from water and wastewater subsidiaries.

Depreciation and Amortization
Depreciation and amortization highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2021	2020	2021	2020	Change	Change
NW Natural	$27,530	$24,986	$54,699	$49,176	$2,544	$5,523
Other NW Holdings depreciation and amortization	614	850	1,542	1,335	(236)	207
NW Holdings	$28,144	$25,836	$56,241	$50,511	$2,308	$5,730

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Depreciation and amortization expense increased $2.3 million and $2.5 million at NW Holdings and NW Natural, respectively, primarily due to additional capital investments in the distribution system, Mist storage, various operations and facilities, and information technology systems. We continue to invest in our natural gas and water utility systems.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Depreciation and amortization expense increased $5.7 million and $5.5 million at NW Holdings and NW Natural, respectively, primarily due to additional capital investments in the distribution system, Mist storage, various operations and facilities, and information technology systems. We continue to invest in our natural gas and water utility systems.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2021	2020	2021	2020	Change	Change
NW Natural other income (expense), net	$(2,566)	$(3,179)	$(6,231)	$(6,742)	$613	$511
Other NW Holdings activity	(31)	139	92	127	(170)	(35)
NW Holdings other income (expense), net	$(2,597)	$(3,040)	$(6,139)	$(6,615)	$443	$476

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Other income (expense), net increased $0.4 million and $0.6 million at NW Holdings and NW Natural, respectively, as it includes higher interest income on regulatory assets in the current quarter. Other income (expense), net primarily consists of regulatory interest, pension and other postretirement non-service costs, gains from company-owned life insurance, and donations.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Other income (expense), net increased $0.5 million at both NW Holdings and NW Natural, primarily due to higher interest income on regulatory assets.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2021	2020	2021	2020	Change	Change
NW Natural	$10,696	$11,851	$21,486	$21,712	$(1,155)	$(226)
Other NW Holdings interest expense, net	332	855	668	1,462	(523)	(794)
NW Holdings	$11,028	$12,706	$22,154	$23,174	$(1,678)	$(1,020)

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Interest expense, net decreased $1.7 million and $1.2 million at NW Holdings and NW Natural, respectively. The decrease at NW Natural is primarily due to $1.5 million of lower interest on commercial paper borrowings partially offset by $0.4 million lower AFUDC debt interest income. The decrease at NW Holdings includes the decrease at NW Natural and lower interest on the credit agreement at NW Holdings.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Interest expense, net decreased $1.0 million and $0.2 million at NW Holdings and NW Natural, respectively. The decrease at NW Natural is primarily due to $2.0 million of lower interest on commercial paper borrowings, partially offset by $0.9 million of higher interest on long-term debt and $1.0 million lower AFUDC debt interest income. The decrease at NW Holdings includes the decrease at NW Natural and lower interest on the credit agreement at NW Holdings.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2021	2020	2021	2020	Change	Change
NW Natural income tax expense (benefit)	$288	$(1,419)	$20,840	$12,999	$1,707	$7,841
NW Holdings income tax expense (benefit)	$(277)	$(1,672)	$20,244	$12,455	$1,395	$7,789

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Income tax expense increased $1.7 million at NW Natural and $1.4 million at NW Holdings, respectively. The increase in income tax expense is primarily due to an increase in pre-tax income.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Income tax expense increased $7.8 million at both NW Natural and NW Holdings. The increase in income tax expense is primarily due to an increase in pre-tax income and Oregon Corporate Activity Tax, partially offset by the ongoing amortization of TCJA benefits.

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

NW Holdings' consolidated capital structure was as follows:

	June 30,		December 31,
	2021	2020	2020
Common equity	48.6%	48.1%	48.2%
Long-term debt (including current maturities)	51.4	51.9	51.8
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure was as follows:

	June 30,		December 31,
	2021	2020	2020
Common equity	48.6%	47.8%	47.7%
Long-term debt (including current maturities)	51.4	52.2	52.3
Total	100.0%	100.0%	100.0%

Including short-term debt balances, as of June 30, 2021 and 2020, and December 31, 2020, NW Holdings' consolidated capital structure included common equity of 43.2%, 42.7% and 41.4%; long-term debt of 42.8%, 44.3% and 40.0%; and short-term debt including current maturities of long-term debt of 14.0%, 13.0% and 18.6%, respectively. As of June 30, 2021 and 2020, and December 31, 2020, NW Natural's consolidated capital structure included common equity of 43.8%, 44.0%, and 42.1%; long-term debt of 43.2%, 48.0% and 43.2%; and short-term debt including current maturities of long-term debt of 13.0%, 8.0%, and 14.7%, respectively.

Liquidity and Capital Resources
At June 30, 2021 and 2020, NW Holdings had approximately $20.1 million and $137.1 million, and NW Natural had approximately $11.5 million and $120.3 million of cash and cash equivalents, respectively. As the COVID-19 pandemic developed in March 2020, markets displayed significant volatility. In response to that volatility and possible implications for the availability of access to the capital markets, NW Natural and NW Holdings undertook a number of measures to increase cash on hand to ensure ample liquidity. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

NW Holdings
For NW Holdings, short-term liquidity is primarily provided by cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities. NW Holdings also has a universal shelf registration statement filed with the SEC for the issuance of debt and equity securities. NW Holding's long-term debt, if any, and equity issuances are primarily used to provide equity contributions to NW Holdings’ operating subsidiaries for operating and capital expenditures and other corporate purposes. Over the next three years, we estimate NW Holdings' incremental capital needs to be in the range of $400 million to $500 million to support NW Natural and NW Natural Water's operating and capital expenditure programs. NW Holdings' issuance of securities is not subject to regulation by state public utility commissions, but the dividends from NW Natural to NW Holdings are subject to regulatory ring-fencing provisions. NW Holdings guarantees the debt of its wholly-owned subsidiary, NWN Water. See "Long-Term Debt" below for more information regarding NWN Water debt.

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

At June 30, 2021, NW Natural satisfied the ring-fencing provisions described above.

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

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at June 30, 2021. If the credit risk-related contingent features underlying these contracts were triggered on June 30, 2021, assuming NW Natural's long-term debt ratings dropped to non-investment grade levels, we would not be required to post collateral with counterparties, including estimates for adequate assurance. See "Credit Ratings" below and Note 15.

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

In June 2021, NW Natural entered into a $100.0 million 364-Day Term Loan Credit Agreement (Term Loan) and borrowed the full amount. All principal and unpaid interest under the Term Loan is due and payable in June 2022. The Term Loan requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at June 30, 2021, with a consolidated indebtedness to total capitalization ratio of 56.2%.

At June 30, 2021 and 2020, NW Holdings had short-term debt outstanding of $240.0 million and $233.0 million, respectively. At June 30, 2021 and 2020, NW Natural had short-term debt outstanding of $198.0 million and $153.0 million, respectively. NW Holdings' short-term debt at June 30, 2021 consisted of $42.0 million in revolving credit agreement loans at NW Holdings, $98.0 million of commercial paper outstanding at NW Natural, and the aforementioned $100.0 million Term Loan. The weighted average interest rate on the revolving credit agreement at June 30, 2021 was 1.1% at NW Holdings. The weighted average interest rate of commercial paper and the Term Loan outstanding at June 30, 2021 was 0.2% and 0.6%, respectively, at NW Natural.

Credit Agreements
NW Holdings
NW Holdings has a $100 million credit agreement, with a feature that allows it to request increases in the total commitment amount up to a maximum of $150 million. The maturity date of the agreement is October 2, 2023, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2021 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$100
Total	$100

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. At June 30, 2021, June 30, 2020 and December 31, 2020, $42.0 million, $80.0 million and $73.0 million were drawn under this credit facility, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2021 and 2020, with consolidated indebtedness to total capitalization ratios of 56.8% and 57.3%, respectively.

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

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2021 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$300
Total	$300

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. NW Natural did not have any outstanding balances drawn under this credit facility at June 30, 2021, June 30, 2020 and December 31, 2020.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at June 30, 2021 and 2020, with consolidated indebtedness to total capitalization ratios of 56.2% and 56.0%, respectively.

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

Long-Term Debt
In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a two-year term loan agreement for $35.0 million. The loan was repaid in June 2021 upon its maturity date.

In June 2021, NW Natural Water entered into a five-year term loan credit agreement for $55.0 million and borrowed the full amount. The loan carried an interest rate of 0.9% at June 30, 2021, which is based upon the one-month LIBOR rate plus a spread. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2021, with a consolidated indebtedness to total capitalization ratio of 56.8%.

At June 30, 2021, NW Holdings and NW Natural had long-term debt outstanding of $975.8 million and $917.4 million, respectively, which included $7.4 million and $7.3 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2021 through 2050, interest rates ranging from 2.8% to 9.1%, and a weighted average interest rate of 4.6%.

NW Natural did not retire long-term debt during the six months ended June 30, 2021. Over the next twelve months, $10.0 million of FMBs with an interest rate of 9.1% will mature in August 2021 and $50.0 million of FMBs with an interest rate of 3.2% will mature in September 2021.

See Part II, Item 7, "Financial Condition—Contractual Obligations" in the 2020 Form 10-K for long-term debt maturing over the next five years.

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of June 30, 2021. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows
Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

Operating activity highlights include:

	Six Months Ended June 30,
In thousands	2021	2020	YTD Change
NW Natural cash provided by operating activities	$189,945	$162,294	$27,651
NW Holdings cash provided by operating activities	$194,281	$162,049	$32,232

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. The significant factors contributing to the $32.2 million increase in cash flows provided by operating activities at NW Holdings, were as follows:
•$48.5 million increase in the regulatory incentive sharing mechanism related to revenues earned from Mist gas storage and asset management activities primarily related to the 2021 cold weather event; and
•$16.1 million increase in net income; partially offset by
•$27.1 million increase in net deferred gas costs as the actual costs during the 2020-2021 winter season were 27% above the PGA estimates due to the 2021 cold weather event as opposed to gas costs in the 2019-2020 winter season that were 4% below estimates embedded in the PGA.

During the six months ended June 30, 2021, NW Natural contributed $9.6 million to the NGD segment's qualified defined benefit pension plan compared to $8.5 million for the same period in 2020. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural does not expect to make any further plan contributions during the remainder of 2021. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 9.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For additional information, see Part II, Item 7 "Financial Condition—Contractual Obligations" and Note 17 in the 2020 Form 10-K.

Investing Activities
Investing activity highlights include:

	Six Months Ended June 30,
In thousands	2021	2020	YTD Change
NW Natural cash used in investing activities	$(122,887)	$(117,572)	$(5,315)
NW Holdings cash used in investing activities	$(127,883)	$(160,419)	$32,536

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Cash used in investing activities decreased $32.5 million at NW Holdings and increased $5.3 million at NW Natural. NW Holdings' decrease in cash used in investing activities was primarily due to $37.9 million of cash used for water and waste water acquisitions, net of cash acquired, during the six months ended June 30, 2020. The increase at NW Natural is primarily due to an increase in capital expenditures of $6.9 million.

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

Financing Activities
Financing activity highlights include:

	Six Months Ended June 30,
In thousands	2021	2020	YTD Change
NW Natural cash (used in) provided by financing activities	$(63,083)	$72,146	$(135,229)
Repayments of commercial paper, maturities greater than 90 days	(195,025)	—	(195,025)
NW Natural change in short-term debt & proceeds from term loan	161,500	27,900	133,600
NW Natural change in long-term debt	—	75,000	(75,000)
NW Holdings cash (used in) provided by financing activities	$(73,542)	$128,282	$(201,824)
Repayments of commercial paper, maturities greater than 90 days	(195,025)	—	$(195,025)
NW Holdings change in short-term debt & proceeds from term loan	130,500	83,900	46,600
NW Holdings change in long-term debt	20,000	75,000	(55,000)

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO JUNE 30, 2020. Cash provided by financing activities decreased $201.8 million and $135.2 million at NW Holdings and NW Natural, respectively. The decrease in cash provided by financing activities at NW Natural was driven by $61.4 million in lower borrowings of short-term debt instruments to increase liquidity as a precaution in response to the unfolding of the COVID-19 pandemic during March 2020 and an increase of $75.0 million in long-term debt during the six months ended June 30, 2020.

In addition to the decrease at NW Natural, the decrease in cash provided by financing activities at NW Holdings was primarily due to the repayment of the $35.0 million two-year loan agreement at NW Natural Water and lower borrowings on NW Holdings' credit facility during the six months ended June 30, 2021, partially offset by the proceeds from the $55.0 million five-year term loan credit agreement at NW Natural Water.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2020 Form 10-K. At June 30, 2021, NW Natural's total estimated liability related to environmental sites is $110.3 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in the 2020 Form 10-K and Note 16.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. This section describes NW Holdings' and NW Natural's exposure to these risks, as applicable. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the six months ended June 30, 2021. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2020 Form 10-K.

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

There have been no changes in NW Natural's or NW Holdings' internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
04/01/21-04/30/21	—	$—	—	—
05/01/21-05/31/21	1,732	53.70	—	—
06/01/21-06/30/21	—	—	—	—
Total	1,732	$53.70	2,124,528	$16,732,648
(1)During the quarter ended June 30, 2021, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. However, 1,732 shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs. During the quarter ended June 30, 2021, no shares of NW Holdings common stock were accepted as payment for stock option exercises pursuant to the NW Natural Restated Stock Option Plan.
(2)During the quarter ended June 30, 2021, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. In May 2019, we received NW Holdings Board approval to extend the repurchase program through May 2022. For more information on this program, refer to Note 5 in the 2020 Form 10-K.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2021

Exhibit Index
Exhibit Number	Document
*3.1	Amended and Restated Bylaws of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated June 3, 2021, File No. 1-38681).

3.2	Amended and Restated Bylaws of Northwest Natural Gas Company.

*4.1
Credit Agreement, dated as of June 10, 2021, among Northwest Natural Gas Company and the lenders party thereto, with U.S. Bank National Association as administrative agent. (incorporated by reference to Exhibit 4.1 to the Form 8-K dated June 14, 2021, File No. 1-15973).

*4.2
Credit Agreement, dated as of June 10, 2021, among NW Natural Water Company, LLC, Northwest Natural Holding Company, and the lenders party thereto, with Bank of America, N.A., as administrative agent. (incorporated by reference to Exhibit 4.2 to the Form 8-K dated June 14, 2021, File No. 1-38681).

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
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.
* Incorporated by reference as indicated.
** Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certification is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	August 5, 2021
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	August 5, 2021
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller