Form 10-Q
period 2021-09-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2021-11-05
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
At October 27, 2021, 30,730,274 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to the safe harbors created by such Act. All statements in this report other than statements of historical facts could be forward looking statements. Forward-looking statements may be identified by words such as anticipates, assumes, intends, may, plans, seeks, believes, estimates, expects, will and similar references (including the negatives thereof) to future periods, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, but are not limited to, statements regarding the following:
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
•the policies and priorities of the current presidential administration and U.S. Congress;
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
•accuracy of projections related to, and our ability to mitigate the effects of, the novel coronavirus (COVID-19), variants thereof, such as the Delta variant, and the economic conditions resulting therefrom, the timing of our return to normal business practices, potential future shutdowns and the recognition of late and disconnection fee revenue, as well as the timing, extent and impact of COVID-19 vaccine campaigns on our workforce and customers;
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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2021	2020	2021	2020

Operating revenues	$101,447	$93,284	$566,310	$513,406

Operating expenses:
Cost of gas	25,266	23,741	178,669	173,489
Operations and maintenance	47,329	41,352	149,567	134,256
Environmental remediation	806	867	6,092	6,494
General taxes	9,061	8,656	29,344	26,924
Revenue taxes	3,891	3,555	22,226	19,752
Depreciation and amortization	28,438	25,934	84,679	76,445
Other operating expenses	1,047	767	2,794	2,246
Total operating expenses	115,838	104,872	473,371	439,606
Income (loss) from operations	(14,391)	(11,588)	92,939	73,800
Other income (expense), net	(2,216)	(3,287)	(8,355)	(9,902)
Interest expense, net	11,175	9,165	33,329	32,339
Income (loss) before income taxes	(27,782)	(24,040)	51,255	31,559
Income tax expense (benefit)	(7,127)	(5,363)	13,117	7,092
Net income (loss) from continuing operations	(20,655)	(18,677)	38,138	24,467
Income from discontinued operations, net of tax	—	765	—	267
Net income (loss)	(20,655)	(17,912)	38,138	24,734
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $80 and $66 for the three months ended and $240 and $182 for the nine months ended September 30, 2021 and 2020, respectively	234	186	676	506
Comprehensive income (loss)	$(20,421)	$(17,726)	$38,814	$25,240
Average common shares outstanding:
Basic	30,696	30,555	30,659	30,528
Diluted	30,696	30,555	30,708	30,575
Earnings (loss) from continuing operations per share of common stock:
Basic	$(0.67)	$(0.61)	$1.24	$0.80
Diluted	(0.67)	(0.61)	1.24	0.80
Earnings from discontinued operations per share of common stock:
Basic	$—	$0.02	$—	$0.01
Diluted	—	0.02	—	0.01
Earnings (loss) per share of common stock:
Basic	$(0.67)	$(0.59)	$1.24	$0.81
Diluted	(0.67)	(0.59)	1.24	0.81

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2021	2020	2020

Assets:
Current assets:
Cash and cash equivalents	$19,502	$35,926	$30,168
Accounts receivable	39,209	40,278	88,083
Accrued unbilled revenue	16,809	14,787	57,949
Allowance for uncollectible accounts	(2,702)	(1,786)	(3,219)
Regulatory assets	80,638	29,740	31,745
Derivative instruments	105,175	24,094	13,678
Inventories	59,997	45,082	42,691
Gas reserves	6,266	12,265	11,409
Income taxes receivable	—	—	6,000
Other current assets	33,285	25,534	44,741
Discontinued operations - current assets (Note 18)	—	16,928	—
Total current assets	358,179	242,848	323,245
Non-current assets:
Property, plant, and equipment	3,919,096	3,680,872	3,734,039
Less: Accumulated depreciation	1,112,734	1,073,623	1,079,269
Total property, plant, and equipment, net	2,806,362	2,607,249	2,654,770
Gas reserves	28,021	37,696	34,484
Regulatory assets	325,071	324,176	348,927
Derivative instruments	24,555	12,921	6,135
Other investments	48,006	48,963	49,259
Operating lease right of use asset, net	75,634	78,036	77,446
Assets under sales-type leases	140,189	144,971	143,759
Goodwill	69,789	70,292	69,225
Other non-current assets	53,419	50,945	49,129
Total non-current assets	3,571,046	3,375,249	3,433,134
Total assets	$3,929,225	$3,618,097	$3,756,379

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands, including share information	2021	2020	2020

Liabilities and equity:
Current liabilities:
Short-term debt	$399,500	$223,000	$304,525
Current maturities of long-term debt	278	95,173	95,344
Accounts payable	94,897	83,813	97,966
Taxes accrued	16,558	13,772	13,812
Interest accrued	9,315	9,645	7,441
Regulatory liabilities	164,168	59,236	50,362
Derivative instruments	9,818	1,784	4,198
Operating lease liabilities	1,213	1,081	1,105
Other current liabilities	39,218	49,870	52,330
Discontinued operations - current liabilities (Note 18)	—	13,922	—
Total current liabilities	734,965	551,296	627,083
Long-term debt	916,026	860,235	860,081
Deferred credits and other non-current liabilities:
Deferred tax liabilities	323,925	296,516	319,292
Regulatory liabilities	665,390	649,521	639,663
Pension and other postretirement benefit liabilities	202,287	202,938	217,287
Derivative instruments	268	921	2,852
Operating lease liabilities	79,789	80,854	80,621
Other non-current liabilities	115,114	123,041	120,767
Total deferred credits and other non-current liabilities	1,386,773	1,353,791	1,380,482
Commitments and contingencies (Note 17)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 30,730, 30,565, and 30,589 at September 30, 2021 and 2020, and December 31, 2020, respectively	573,578	563,852	565,112
Retained earnings	330,109	299,150	336,523
Accumulated other comprehensive loss	(12,226)	(10,227)	(12,902)
Total equity	891,461	852,775	888,733
Total liabilities and equity	$3,929,225	$3,618,097	$3,756,379

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total shareholders' equity, beginning balances	$922,826	$884,001	$888,733	$865,999

Common stock:
Beginning balances	569,785	562,766	565,112	558,282
Stock-based compensation	527	459	2,973	4,085
Shares issued pursuant to equity-based plans, net of shares withheld for taxes	1,159	627	3,386	1,485
Issuances of common stock, net of issuance costs	2,107	—	2,107	—
Ending balances	573,578	563,852	573,578	563,852

Retained earnings:
Beginning balances	365,501	331,648	336,523	318,450
Net income (loss)	(20,655)	(17,912)	38,138	24,734
Dividends on common stock	(14,737)	(14,586)	(44,552)	(44,034)
Ending balances	330,109	299,150	330,109	299,150

Accumulated other comprehensive income (loss):
Beginning balances	(12,460)	(10,413)	(12,902)	(10,733)
Other comprehensive income	234	186	676	506
Ending balances	(12,226)	(10,227)	(12,226)	(10,227)

Total shareholders' equity, ending balances	$891,461	$852,775	$891,461	$852,775

Dividends per share of common stock	$0.4800	$0.4775	$1.4400	$1.4325

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2021	2020
Operating activities:
Net income	$38,138	$24,734
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	84,679	76,445
Regulatory amortization of gas reserves	11,606	13,711
Deferred income taxes	2,748	(390)
Qualified defined benefit pension plan expense	12,075	13,800
Contributions to qualified defined benefit pension plans	(9,590)	(23,670)
Deferred environmental expenditures, net	(14,952)	(16,469)
Amortization of environmental remediation	6,092	6,494
Other	5,815	(4,483)
Changes in assets and liabilities:
Receivables, net	83,826	77,236
Inventories	(17,307)	(1,126)
Income and other taxes	19,620	12,038
Accounts payable	(18,057)	(20,311)
Deferred gas costs	(33,379)	(2,472)
Asset optimization revenue sharing	41,407	(9,695)
Decoupling mechanism	(9,172)	4,175
Other, net	(21,825)	74
Discontinued operations	—	706
Cash provided by operating activities	181,724	150,797
Investing activities:
Capital expenditures	(212,376)	(193,336)
Acquisitions, net of cash acquired	(375)	(38,078)
Leasehold improvement expenditures	(570)	(7,827)
Proceeds from the sale of assets	2,712	8,003
Proceeds from sale of equity method investment	7,000	7,000
Other	88	(240)
Discontinued operations	—	(2,287)
Cash used in investing activities	(203,521)	(226,765)
Financing activities:
Proceeds from common stock issued, net	2,107	68
Long-term debt issued	55,000	150,000
Long-term debt retired	(95,000)	(75,000)
Proceeds from term loan due within one year	100,000	150,000
Repayments of commercial paper, maturities greater than three months	(195,025)	—
Change in other short-term debt, net	190,000	(76,100)
Cash dividend payments on common stock	(41,827)	(41,508)
Other	(1,240)	(2,957)
Cash provided by financing activities	14,015	104,503
Increase (decrease) in cash, cash equivalents and restricted cash	(7,782)	28,535
Cash, cash equivalents and restricted cash, beginning of period	35,454	12,636
Cash, cash equivalents and restricted cash, end of period	$27,672	$41,171

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$30,910	$29,829
Income taxes paid, net of refunds	6,980	9,344

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020

Operating revenues	$96,036	$88,367	$552,965	$502,053

Operating expenses:
Cost of gas	25,322	23,797	178,837	173,657
Operations and maintenance	43,768	38,657	137,894	126,111
Environmental remediation	806	867	6,092	6,494
General taxes	8,999	8,554	29,041	26,564
Revenue taxes	3,838	3,555	22,143	19,752
Depreciation and amortization	27,719	25,681	82,418	74,857
Other operating expenses	669	725	2,368	2,167
Total operating expenses	111,121	101,836	458,793	429,602
Income (loss) from operations	(15,085)	(13,469)	94,172	72,451
Other income (expense), net	(2,295)	(4,002)	(8,526)	(10,744)
Interest expense, net	10,850	8,806	32,336	30,518
Income (loss) before income taxes	(28,230)	(26,277)	53,310	31,189
Income tax expense (benefit)	(7,212)	(6,057)	13,628	6,942
Net income (loss)	(21,018)	(20,220)	39,682	24,247
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $80 and $66 for the three months ended and $240 and $182 for the nine months ended September 30, 2021 and 2020, respectively	234	186	676	506
Comprehensive income (loss)	$(20,784)	$(20,034)	$40,358	$24,753

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2021	2020	2020

Assets:
Current assets:
Cash and cash equivalents	$9,697	$27,133	$10,453
Accounts receivable	37,328	31,659	80,035
Accrued unbilled revenue	16,702	14,709	57,890
Receivables from affiliates	628	641	660
Allowance for uncollectible accounts	(2,658)	(1,784)	(3,107)
Regulatory assets	80,638	29,740	31,745
Derivative instruments	105,175	24,094	13,678
Inventories	59,641	44,709	42,325
Gas reserves	6,266	12,265	11,409
Other current assets	22,809	20,236	37,909
Total current assets	336,226	203,402	282,997
Non-current assets:
Property, plant, and equipment	3,857,652	3,633,570	3,683,776
Less: Accumulated depreciation	1,106,901	1,070,405	1,075,446
Total property, plant, and equipment, net	2,750,751	2,563,165	2,608,330
Gas reserves	28,021	37,696	34,484
Regulatory assets	325,031	324,136	348,887
Derivative instruments	24,555	12,921	6,135
Other investments	47,970	48,929	49,242
Operating lease right of use asset, net	75,565	77,949	77,328
Assets under sales-type leases	140,189	144,972	143,759
Other non-current assets	52,653	50,197	48,174
Total non-current assets	3,444,735	3,259,965	3,316,339
Total assets	$3,780,961	$3,463,367	$3,599,336

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2021	2020	2020

Liabilities and equity:
Current liabilities:
Short-term debt	$370,500	$150,000	$231,525
Current maturities of long-term debt	—	59,940	59,955
Accounts payable	91,947	82,582	95,170
Payables to affiliates	2,568	11,134	13,820
Taxes accrued	16,472	13,604	13,724
Interest accrued	9,258	9,552	7,338
Regulatory liabilities	164,168	59,236	50,362
Derivative instruments	9,818	1,784	4,198
Operating lease liabilities	1,184	1,020	1,054
Other current liabilities	38,642	48,555	51,907
Total current liabilities	704,557	437,407	529,053
Long-term debt	857,760	857,174	857,265
Deferred credits and other non-current liabilities:
Deferred tax liabilities	321,636	307,257	318,034
Regulatory liabilities	664,521	648,651	638,793
Pension and other postretirement benefit liabilities	202,287	202,938	217,287
Derivative instruments	268	921	2,852
Operating lease liabilities	79,752	80,830	80,559
Other non-current liabilities	114,438	122,684	120,309
Total deferred credits and other non-current liabilities	1,382,902	1,363,281	1,377,834
Commitments and contingencies (Note 17)
Equity:
Common stock	321,641	319,557	319,506
Retained earnings	526,327	496,175	528,580
Accumulated other comprehensive loss	(12,226)	(10,227)	(12,902)
Total equity	835,742	805,505	835,184
Total liabilities and equity	$3,780,961	$3,463,367	$3,599,336

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total shareholder's equity, beginning balances	$868,391	$839,369	$835,184	$822,196

Common stock:
Beginning balances	319,506	319,557	319,506	319,557
Capital contributions from parent	2,135	—	2,135	—
Common stock	321,641	319,557	321,641	319,557

Retained earnings:
Beginning balances	561,345	530,225	528,580	513,372
Net income (loss)	(21,018)	(20,220)	39,682	24,247
Dividends on common stock	(14,000)	(13,830)	(41,935)	(41,444)
Ending balances	526,327	496,175	526,327	496,175

Accumulated other comprehensive income (loss):
Beginning balances	(12,460)	(10,413)	(12,902)	(10,733)
Other comprehensive income	234	186	676	506
Ending balances	(12,226)	(10,227)	(12,226)	(10,227)

Total shareholder's equity, ending balances	$835,742	$805,505	$835,742	$805,505

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2021	2020

Operating activities:
Net income	$39,682	$24,247
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	82,418	74,857
Regulatory amortization of gas reserves	11,606	13,711
Deferred income taxes	1,687	(2,407)
Qualified defined benefit pension plan expense	12,075	13,800
Contributions to qualified defined benefit pension plans	(9,590)	(23,670)
Deferred environmental expenditures, net	(14,952)	(16,469)
Amortization of environmental remediation	6,092	6,494
Other	4,675	(4,410)
Changes in assets and liabilities:
Receivables, net	84,726	78,217
Inventories	(17,317)	(842)
Income and other taxes	5,175	22,104
Accounts payable	(22,929)	(22,703)
Deferred gas costs	(33,379)	(2,472)
Asset optimization revenue sharing	41,407	(9,695)
Decoupling mechanism	(9,172)	4,175
Other, net	(20,376)	2,033
Cash provided by operating activities	161,828	156,970
Investing activities:
Capital expenditures	(199,399)	(188,553)
Leasehold improvement expenditures	(570)	(7,827)
Proceeds from the sale of assets	2,712	8,003
Other	88	(234)
Cash used in investing activities	(197,169)	(188,611)
Financing activities:
Capital contributions from parent	2,135	—
Long-term debt issued	—	150,000
Long-term debt retired	(60,000)	(75,000)
Proceeds from term loan due within one year	100,000	150,000
Repayments of commercial paper, maturities greater than three months	(195,025)	—
Change in other short-term debt, net	234,000	(125,100)
Cash dividend payments on common stock	(41,935)	(41,444)
Other	(1,706)	(3,344)
Cash provided by financing activities	37,469	55,112
Increase in cash, cash equivalents and restricted cash	2,128	23,471
Cash, cash equivalents and restricted cash, beginning of period	15,739	8,907
Cash, cash equivalents and restricted cash, end of period	$17,867	$32,378

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$29,920	$28,139
Income taxes paid, net of refunds	23,035	950

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

In June 2018, NWN Gas Storage, a wholly-owned subsidiary of NW Natural at the time and now a wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement that provides for the sale of all of the membership interests in its wholly-owned subsidiary, Gill Ranch. We concluded that the sale of Gill Ranch qualified as assets and liabilities held for sale and discontinued operations. As such, the results of Gill Ranch were presented as a discontinued operation for NW Holdings for all periods presented on the consolidated statements of comprehensive income and cash flows, and the assets and liabilities associated with Gill Ranch were classified as discontinued operations assets and liabilities on the NW Holdings consolidated balance sheet. The sale closed on December 4, 2020. See Note 18 for additional information.

Notes to the consolidated financial statements reflect the activity of continuing operations for both NW Holdings and NW Natural for all periods presented, unless otherwise noted. Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on our consolidated financial statements.
2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2020 Form 10-K. There were no material changes to those accounting policies during the nine months ended September 30, 2021 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

Industry Regulation
In applying regulatory accounting principles, NW Holdings and NW Natural capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the Oregon Public Utilities Commission (OPUC), Washington Utilities and Transportation Commission (WUTC), Idaho Public Utilities Commission (IPUC) or Public Utility Commission of Texas (PUCT), as applicable, which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a return or a carrying charge in certain cases.

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	September 30,		December 31,
In thousands	2021	2020	2020
NW Natural:
Current:
Unrealized loss on derivatives(1)	$9,818	$1,459	$4,198
Gas costs	39,622	5,207	1,979
Environmental costs(2)	7,068	4,440	4,992
Decoupling(3)	1,628	155	361
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,939	2,208	3,484
Other(5)	12,432	9,140	9,600
Total current	$80,638	$29,740	$31,745
Non-current:
Unrealized loss on derivatives(1)	$268	$921	$2,852
Pension balancing(4)	40,176	45,203	43,383
Income taxes	13,912	16,792	15,368
Pension and other postretirement benefit liabilities	155,077	159,207	170,812
Environmental costs(2)	83,969	84,567	90,623
Gas costs	2,858	110	3,925
Decoupling(3)	118	6	1,031
Other(5)	28,653	17,330	20,893
Total non-current	$325,031	$324,136	$348,887
Other (NW Holdings)	40	40	40
Total non-current - NW Holdings	$325,071	$324,176	$348,927

	Regulatory Liabilities
	September 30,		December 31,
In thousands	2021	2020	2020
NW Natural:
Current:
Gas costs	$847	$1,625	$1,118
Unrealized gain on derivatives(1)	105,175	23,738	13,674
Decoupling(3)	4,484	12,702	11,793
Income taxes	8,217	6,900	8,217
Asset optimization revenue sharing	43,883	9,020	10,298
Other(5)	1,562	5,251	5,262
Total current	$164,168	$59,236	$50,362
Non-current:
Gas costs	$—	$69	$314
Unrealized gain on derivatives(1)	24,555	12,921	6,135
Decoupling(3)	214	874	1,723
Income taxes(6)	186,429	196,558	189,587
Accrued asset removal costs(7)	440,410	421,353	427,960
Asset optimization revenue sharing	—	58	1,231
Other(5)	12,913	16,818	11,843
Total non-current - NW Natural	$664,521	$648,651	$638,793
Other (NW Holdings)	869	870	870
Total non-current - NW Holdings	$665,390	$649,521	$639,663
(1)Unrealized gains or losses on derivatives are non-cash items and therefore do not earn a rate of return or a carrying charge. These amounts are recoverable through NGD rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.
(2)Refer to footnote (3) of the Deferred Regulatory Asset table in Note 17 for a description of environmental costs.
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

We believe all costs incurred and deferred at September 30, 2021 are prudent. All regulatory assets and liabilities are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. Prior period amounts have been reclassified to conform prior period information to the current presentation.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of September 30, 2021 and 2020 and December 31, 2020:

	September 30,		December 31,
In thousands	2021	2020	2020
Cash and cash equivalents	$19,502	$35,926	$30,168
Restricted cash included in other current assets	8,170	5,245	5,286
Cash, cash equivalents and restricted cash	$27,672	$41,171	$35,454

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of September 30, 2021 and 2020 and December 31, 2020:

	September 30,		December 31,
In thousands	2021	2020	2020
Cash and cash equivalents	$9,697	$27,133	$10,453
Restricted cash included in other current assets	8,170	5,245	5,286
Cash, cash equivalents and restricted cash	$17,867	$32,378	$15,739

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

After considering the significant exposure to COVID-19 related job losses in Oregon and Washington state, NW Holdings and NW Natural expanded our standard review procedures for our allowance for uncollectible accounts calculation, including analyzing the unemployment rate and comparing it to historic economic data during the 2007-2009 time period when the country experienced an economic recession. We are also considering other qualitative information including recent customer interactions related to payment plans and credit issues, statistics from our website related to credit inquiries, and bill assistance programs including the arrearage management program. Our provision calculation for residential accounts is estimated based on the factors noted above including a review of percentage of delinquent accounts. For the residential allowance calculation, we consider the funds applied or granted to customers through a variety of assistance programs including the COVID arrearage management programs in Oregon and Washington. During the third quarter of 2021, the normal collection process for residential accounts resumed and the percentage of accounts disconnected for non-payment was also considered in the provision. For commercial accounts, we have resumed normal collection processes and our provision is based on historical write-off trends and current information on delinquent accounts. For industrial accounts, we continue to analyze those accounts on an account-by-account basis with specific reserves taken as necessary.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool, substantially all of which is related to NW Natural's accounts receivable:

	As of			As of
	December 31, 2020	Nine Months Ended September 30, 2021		September 30, 2021
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,153	$1,322	$(1,111)	$2,364
Commercial	704	(337)	(303)	64
Industrial	142	(106)	5	41
Accrued unbilled and other	220	96	(83)	233
Total	$3,219	$975	$(1,492)	$2,702

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

COVID-19 Impact
During 2020, our regulated utilities received approval in their respective jurisdictions to defer certain financial impacts associated with COVID-19 such as bad debt expense, financing costs to secure liquidity, lost revenues related to late fees, and other COVID-19 related costs, net of offsetting direct expense reductions associated with COVID-19. As of September 30, 2021, we deferred to a regulatory asset approximately $7.4 million for incurred costs associated with COVID-19 that we believe are recoverable.

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

REFERENCE RATE REFORM. On March 12, 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The purpose of the amendment is to provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2021	2020	2021	2020
Net income (loss) from continuing operations	$(20,655)	$(18,677)	$38,138	$24,467
Income from discontinued operations, net of tax	—	765	—	267
Net income (loss)	$(20,655)	$(17,912)	$38,138	$24,734
Average common shares outstanding - basic	30,696	30,555	30,659	30,528
Additional shares for stock-based compensation plans (See Note 8)	—	—	49	47
Average common shares outstanding - diluted	30,696	30,555	30,708	30,575
Earnings (loss) from continuing operations per share of common stock:
Basic	$(0.67)	$(0.61)	$1.24	$0.80
Diluted	$(0.67)	$(0.61)	$1.24	$0.80
Earnings from discontinued operations per share of common stock:
Basic	$—	$0.02	$—	$0.01
Diluted	$—	$0.02	$—	$0.01
Earnings (loss) per share of common stock:
Basic	$(0.67)	$(0.59)	$1.24	$0.81
Diluted	$(0.67)	$(0.59)	$1.24	$0.81
Additional information:
Anti-dilutive shares	51	47	6	1
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

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. The following table presents summary financial information concerning the reportable segment and other of continuing operations. See Note 18 for information regarding discontinued operations for NW Holdings.

	Three Months Ended September 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2021
Operating revenues	$91,042	$4,994	$96,036	$5,411	$101,447
Depreciation and amortization	27,462	257	27,719	719	28,438
Income (loss) from operations	(18,288)	3,203	(15,085)	694	(14,391)
Net income (loss) from continuing operations	(23,297)	2,279	(21,018)	363	(20,655)
Capital expenditures	72,822	1,410	74,232	8,036	82,268
2020
Operating revenues	$83,761	$4,606	$88,367	$4,917	$93,284
Depreciation and amortization	25,433	248	25,681	253	25,934
Income (loss) from operations	(16,196)	2,727	(13,469)	1,881	(11,588)
Net income (loss) from continuing operations	(22,120)	1,900	(20,220)	1,543	(18,677)
Capital expenditures	69,213	1,113	70,326	728	71,054

	Nine Months Ended September 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2021
Operating revenues	$531,994	$20,971	$552,965	$13,345	$566,310
Depreciation and amortization	81,648	770	82,418	2,261	84,679
Income (loss) from operations	79,530	14,642	94,172	(1,233)	92,939
Net income (loss) from continuing operations	29,247	10,435	39,682	(1,544)	38,138
Capital expenditures	197,190	2,209	199,399	12,977	212,376
Total assets at September 30, 2021	3,730,595	50,366	3,780,961	148,264	3,929,225
2020
Operating revenues	$489,240	$12,813	$502,053	$11,353	$513,406
Depreciation and amortization	74,117	740	74,857	1,588	76,445
Income (loss) from operations	65,496	6,955	72,451	1,349	73,800
Net income (loss) from continuing operations	19,476	4,771	24,247	220	24,467
Capital expenditures	186,842	1,711	188,553	4,783	193,336
Total assets at September 30, 2020(1)	3,451,771	11,596	3,463,367	137,802	3,601,169
Total assets at December 31, 2020	3,549,868	49,468	3,599,336	157,043	3,756,379
(1)     Total assets for NW Holdings exclude assets related to discontinued operations of $16.9 million as of September 30, 2020.

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

The following table presents additional segment information concerning NGD margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
NGD margin calculation:
NGD distribution revenues	$86,271	$79,357	$517,673	$474,989
Other regulated services	4,771	4,404	14,321	14,251
Total NGD operating revenues	91,042	83,761	531,994	489,240
Less: NGD cost of gas	25,322	23,797	178,837	173,657
Environmental remediation	806	867	6,092	6,494
Revenue taxes	3,838	3,555	22,143	19,752
NGD margin	$61,076	$55,542	$324,922	$289,337
5. COMMON STOCK

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the quarter ended September 30, 2021, NW Holdings issued and sold 41,421 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $2.1 million, net of fees and commissions paid to agents of $22 thousand. As of September 30, 2021, NW Holdings had issued and sold 41,421 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $2.1 million, net of fees and commissions paid to agents of $22 thousand. The ATM equity program was initiated to raise funds for general corporate purposes, including for NW Holdings’ subsidiaries, that are reflected as equity transfers on occurrence. Contributions received by NW Natural may also be used, in part, to repay short-term indebtedness.
6. REVENUE

The following tables present disaggregated revenue from continuing operations:

	Three Months Ended September 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2021
Natural gas sales	$83,947	$—	$83,947	$—	$83,947
Gas storage revenue, net	—	2,794	2,794	—	2,794
Asset management revenue, net	—	1,012	1,012	—	1,012
Appliance retail center revenue	—	1,188	1,188	—	1,188
Other revenue	403	—	403	5,411	5,814
Revenue from contracts with customers	84,350	4,994	89,344	5,411	94,755
Alternative revenue	2,307	—	2,307	—	2,307
Leasing revenue	4,385	—	4,385	—	4,385
Total operating revenues	$91,042	$4,994	$96,036	$5,411	$101,447

2020
Natural gas sales	$78,427	$—	$78,427	$—	$78,427
Gas storage revenue, net	—	2,482	2,482	—	2,482
Asset management revenue, net	—	939	939	—	939
Appliance retail center revenue	—	1,185	1,185	—	1,185
Other revenue	333	—	333	4,917	5,250
Revenue from contracts with customers	78,760	4,606	83,366	4,917	88,283
Alternative revenue	395	—	395	—	395
Leasing revenue	4,606	—	4,606	—	4,606
Total operating revenues	$83,761	$4,606	$88,367	$4,917	$93,284

	Nine Months Ended September 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2021
Natural gas sales	$503,769	$—	$503,769	$—	$503,769
Gas storage revenue, net	—	8,094	8,094	—	8,094
Asset management revenue, net	—	8,757	8,757	—	8,757
Appliance retail center revenue	—	4,120	4,120	—	4,120
Other revenue	1,217	—	1,217	13,345	14,562
Revenue from contracts with customers	504,986	20,971	525,957	13,345	539,302
Alternative revenue	13,843	—	13,843	—	13,843
Leasing revenue	13,165	—	13,165	—	13,165
Total operating revenues	$531,994	$20,971	$552,965	$13,345	$566,310

2020
Natural gas sales	$469,113	$—	$469,113	$—	$469,113
Gas storage revenue, net	—	7,267	7,267	—	7,267
Asset management revenue, net	—	1,999	1,999	—	1,999
Appliance retail center revenue	—	3,547	3,547	—	3,547
Other revenue	1,002	—	1,002	11,353	12,355
Revenue from contracts with customers	470,115	12,813	482,928	11,353	494,281
Alternative revenue	5,288	—	5,288	—	5,288
Leasing revenue	13,837	—	13,837	—	13,837
Total operating revenues	$489,240	$12,813	$502,053	$11,353	$513,406

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

As of September 30, 2021, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $103.3 million. Of this amount, approximately $4.9 million will be recognized during the remainder of 2021, $19.7 million in 2022, $18.1 million in 2023, $15.7 million in 2024, $13.5 million in 2025 and $31.4 million thereafter. The amounts presented here are calculated using current contracted rates.

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

Our lessor portfolio also contains small leases of property owned by NW Natural and NW Holdings to third parties. These transactions are accounted for as operating leases and the revenue is recognized over the term of the lease agreement.

The components of lease revenue at NW Natural were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Lease revenue
Operating leases	$18	$18	$61	$71
Sales-type leases	4,367	4,588	13,104	13,766
Total lease revenue	$4,385	$4,606	$13,165	$13,837

Additionally, lease revenue of $0.1 million was recognized for the three months ended September 30, 2021 and 2020 and lease revenue of $0.4 million was recognized for the nine months ended September 30, 2021 and 2020 related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancellable leases at September 30, 2021 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
Remainder of 2021	$138	$4,338	$4,476
2022	551	17,026	17,577
2023	74	16,557	16,631
2024	74	15,867	15,941
2025	66	15,306	15,372
Thereafter	58	251,721	251,779
Total minimum lease payments	$961	$320,815	$321,776
Less: imputed interest		180,198
Total leases receivable		$140,617
Other (NW Holdings):
Remainder of 2021	$12	$—	$12
2022	50	—	50
2023	51	—	51
2024	52	—	52
2025	53	—	53
Thereafter	970	—	970
Total minimum lease payments	$1,188	$—	$1,188
NW Holdings:
Remainder of 2021	$150	$4,338	$4,488
2022	601	17,026	17,627
2023	125	16,557	16,682
2024	126	15,867	15,993
2025	119	15,306	15,425
Thereafter	1,028	251,721	252,749
Total minimum lease payments	$2,149	$320,815	$322,964
Less: imputed interest		180,198
Total leases receivable		$140,617

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $4.6 million, $4.2 million and $4.3 million at September 30, 2021 and 2020 and December 31, 2020, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's corporate operations center. Our leases have remaining lease terms of three months to 19 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
NW Natural:
Operating lease expense	$1,735	$746	$5,123	$2,862
Short-term lease expense	$499	$300	$1,068	$783

Other (NW Holdings):
Operating lease expense	$14	$17	$50	$109

NW Holdings:
Operating lease expense	$1,749	$763	$5,173	$2,971
Short-term lease expense	$499	$300	$1,068	$783

Supplemental balance sheet information related to operating leases as of September 30, 2021 is as follows:

In thousands	September 30,		December 31,
	2021	2020	2020
NW Natural:
Operating lease right of use asset	$75,565	$77,949	$77,328

Operating lease liabilities - current liabilities	$1,184	$1,020	$1,054
Operating lease liabilities - non-current liabilities	79,752	80,830	80,559
Total operating lease liabilities	$80,936	$81,850	$81,613

Other (NW Holdings):
Operating lease right of use asset	$69	$87	$118

Operating lease liabilities - current liabilities	$29	$61	$51
Operating lease liabilities - non-current liabilities	37	24	62
Total operating lease liabilities	$66	$85	$113

NW Holdings:
Operating lease right of use asset	$75,634	$78,036	$77,446

Operating lease liabilities - current liabilities	$1,213	$1,081	$1,105
Operating lease liabilities - non-current liabilities	79,789	80,854	80,621
Total operating lease liabilities	$81,002	$81,935	$81,726

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	September 30,		December 31,
	2021	2020	2020
Weighted-average remaining lease term (years)	18.4	19.4	19.2
Weighted-average discount rate	7.2%	7.2%	7.2%

Corporate Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new corporate operations center in Portland, Oregon. Total estimated base rent payments over the life of the lease are $159.4 million. There is an option to extend the term of the lease for two additional periods of seven years.

There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $5.3 million, $3.7 million and $4.2 million as of September 30, 2021 and 2020 and December 31, 2020, respectively.

Maturities of operating lease liabilities at September 30, 2021 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2021	$1,727	$6	$1,733
2022	6,968	24	6,992
2023	7,013	6	7,019
2024	7,150	6	7,156
2025	7,185	6	7,191
Thereafter	123,784	24	123,808
Total lease payments	153,827	72	153,899
Less: imputed interest	72,891	6	72,897
Total lease obligations	80,936	66	81,002
Less: current obligations	1,184	29	1,213
Long-term lease obligations	$79,752	$37	$79,789

As of September 30, 2021, finance lease liabilities with maturities of less than one year were $0.1 million at NW Natural.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,727	$673	$5,113	$2,800
Finance cash flows from finance leases	$123	$215	$801	$672
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$106	$154	$78,539
Finance leases	$75	$676	$169	$1,386

Other (NW Holdings):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18	$18	$51	$109

NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,745	$691	$5,164	$2,909
Finance cash flows from finance leases	$123	$215	$801	$672
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$106	$154	$78,539
Finance leases	$75	$676	$169	$1,386

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $1.9 million, $1.8 million and $1.8 million at September 30, 2021 and 2020 and at December 31, 2020, respectively.
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

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the nine months ended September 30, 2021, the final performance factor under the 2019 LTIP was approved and 29,492 performance-based shares were granted under the 2019 LTIP for accounting purposes. As such, NW Natural and other subsidiaries began recognizing compensation expense. In February 2020 and 2021, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2022 and 2023, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of September 30, 2021, and therefore, no expense was recognized for the 2020 and 2021 awards. NW Holdings will calculate the grant date fair value and NW Natural will recognize expense over the remaining service period for each award once the final performance factor has been approved.

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

As of September 30, 2021, there was $0.1 million of unrecognized compensation cost associated with the 2019 LTIP grants, which is expected to be recognized through 2021.

Restricted Stock Units
During the nine months ended September 30, 2021, 37,576 RSUs were granted under the LTIP with a weighted-average grant date fair value of $49.16 per share. Generally, the RSUs are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of common stock on the grant date. As of September 30, 2021, there was $3.8 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized by NW Natural and other subsidiaries over a period extending through 2025.

Restated Stock Option Plan
The Restated Stock Option Plan (Restated SOP) was terminated with respect to new grants in 2012; however, options granted before the Restated SOP was terminated remained outstanding until the earlier of their expiration, forfeiture, or exercise. Options were exercisable for shares of NW Holdings common stock. As of September 30, 2021 there were no options exercisable or outstanding.
9. DEBT

Short-Term Debt
In June 2021, NW Natural entered into a $100.0 million 364-Day Term Loan Credit Agreement (Term Loan) and borrowed the full amount. All principal and unpaid interest under the Term Loan is due and payable in June 2022. The Term Loan requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at September 30, 2021, with a consolidated indebtedness to total capitalization ratio of 59.5%.

At September 30, 2021, NW Holdings and NW Natural had short-term debt outstanding of $399.5 million and $370.5 million, respectively. NW Holdings' short-term debt consisted of $29.0 million in revolving credit agreement loans at NW Holdings, $270.5 million of commercial paper outstanding at NW Natural, and the aforementioned $100.0 million Term Loan. The weighted average interest rate on the revolving credit agreement at September 30, 2021 was 1.1% at NW Holdings. The weighted average interest rate of commercial paper and the Term Loan outstanding at September 30, 2021 was 0.2% and 0.7%, respectively, at NW Natural. At September 30, 2021, NW Natural's commercial paper had a maximum remaining maturity of 63 days and an average remaining maturity of 34 days.

Long-Term Debt
At September 30, 2021, NW Holdings and NW Natural had long-term debt outstanding of $916.3 million and $857.8 million, respectively, which included $7.1 million and $6.9 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2023 through 2050, interest rates ranging from 2.8% to 7.9%, and a weighted average interest rate of 4.5%.

In August 2021, NW Natural retired $10.0 million of FMBs with an interest rate of 9.1%. In September 2021, NW Natural retired $50.0 million of FMBs with an interest rate of 3.2%. No other long-term debt is scheduled to mature over the next twelve months following September 30, 2021.

In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a two-year term loan agreement for $35.0 million. The loan was repaid in June 2021 upon its maturity date.

In June 2021, NW Natural Water entered into a five-year term loan credit agreement for $55.0 million and borrowed the full amount. The loan carried an interest rate of 0.9% at September 30, 2021, which is based upon the one-month LIBOR rate plus a spread. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at September 30, 2021, with a consolidated indebtedness to total capitalization ratio of 59.6%.

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	September 30,		December 31,
In thousands	2021	2020	2020
NW Natural:
Gross long-term debt	$864,700	$924,700	$924,700
Unamortized debt issuance costs	(6,940)	(7,586)	(7,480)
Carrying amount	$857,760	$917,114	$917,220
Estimated fair value(1)	$978,613	$1,080,663	$1,097,348

NW Holdings:
Gross long-term debt	$923,355	$962,994	$962,905
Unamortized debt issuance costs	(7,051)	(7,586)	(7,480)
Carrying amount	$916,304	$955,408	$955,425
Estimated fair value(1)	$1,042,705	$1,118,565	$1,136,311
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

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1,717	$1,673	$69	$67	$5,145	$4,988	$180	$195
Interest cost	3,316	4,071	180	229	10,001	12,093	510	675
Expected return on plan assets	(5,802)	(5,358)	—	—	(18,000)	(16,350)	—	—
Amortization of prior service credit	—	—	(119)	(119)	—	—	(353)	(353)
Amortization of net actuarial loss	5,515	5,082	226	173	16,516	14,638	488	458
Net periodic benefit cost	4,746	5,468	356	350	13,662	15,369	825	975
Amount allocated to construction	(759)	(695)	(27)	(25)	(2,228)	(2,043)	(70)	(71)
Net periodic benefit cost charged to expense	3,987	4,773	329	325	11,434	13,326	755	904
Amortization of regulatory balancing account	675	675	—	—	4,757	4,757	—	—
Net amount charged to expense	$4,662	$5,448	$329	$325	$16,191	$18,083	$755	$904

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Beginning balance	$(12,460)	$(10,413)	$(12,902)	$(10,733)
Amounts reclassified from AOCL:
Amortization of actuarial losses	314	252	916	688
Total reclassifications before tax	314	252	916	688
Tax benefit	(80)	(66)	(240)	(182)
Total reclassifications for the period	234	186	676	506
Ending balance	$(12,226)	$(10,227)	$(12,226)	$(10,227)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
For the nine months ended September 30, 2021, NW Natural made cash contributions totaling $9.6 million to qualified defined benefit pension plans. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural does not expect to make any further plan contributions during the remainder of 2021.

Defined Contribution Plan
The Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). Employer contributions totaled $6.7 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended September 30,
	NW Holdings		NW Natural
In thousands	2021	2020	2021	2020
Income tax at statutory rate (federal)	$(5,834)	$(5,048)	$(5,928)	$(5,518)
State income tax	(2,599)	(1,452)	(2,618)	(1,595)
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	1,318	1,051	1,318	1,051
Other, net	(12)	86	16	5
Total benefit for income taxes on continuing operations	$(7,127)	$(5,363)	$(7,212)	$(6,057)
Effective income tax rate for continuing operations	25.7%	22.3%	25.5%	23.1%

	Nine Months Ended September 30,
	NW Holdings		NW Natural
In thousands	2021	2020	2021	2020
Income tax at statutory rate (federal)	$10,764	$6,628	$11,195	$6,550
State income tax	4,660	1,892	4,748	1,861
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(2,266)	(1,301)	(2,266)	(1,301)
Other, net	(41)	(127)	(49)	(168)
Total provision for income taxes on continuing operations	$13,117	$7,092	$13,628	$6,942
Effective income tax rate for continuing operations	25.6%	22.5%	25.6%	22.3%

The NW Holdings and NW Natural effective income tax rates for the nine months ended September 30, 2021 compared to the same period in 2020 changed primarily as a result of changes in pre-tax income, Oregon's Corporate Activity Tax (CAT), and regulatory amortization of deferred Tax Cuts and Jobs Act (TCJA) benefits. See Note 11 in the 2020 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2019 tax year was completed during the first quarter of 2021. There were no material changes to the return as filed. The 2020 and 2021 tax years are subject to examination under CAP.
12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations:

	September 30,		December 31,
In thousands	2021	2020	2020
NW Natural:
NGD plant in service	$3,663,699	$3,441,301	$3,548,543
NGD work in progress	120,412	120,722	63,901
Less: Accumulated depreciation	1,086,510	1,051,018	1,055,809
NGD plant, net	2,697,601	2,511,005	2,556,635
Other plant in service	66,314	65,103	66,300
Other construction work in progress	7,228	6,444	5,032
Less: Accumulated depreciation	20,392	19,387	19,637
Other plant, net	53,150	52,160	51,695
Total property, plant, and equipment, net	$2,750,751	$2,563,165	$2,608,330

Other (NW Holdings):
Other plant in service	$61,443	$47,302	$50,263
Less: Accumulated depreciation	5,832	3,218	3,823
Other plant, net	$55,611	$44,084	$46,440

NW Holdings:
Total property, plant, and equipment, net	$2,806,362	$2,607,249	$2,654,770

NW Natural:
Capital expenditures in accrued liabilities	$33,968	$37,236	$25,129
NW Holdings:
Capital expenditures in accrued liabilities	$35,955	$37,236	$25,129

NW Holdings
Other plant balances include long-lived assets associated with water and wastewater utility operations and non-regulated activities not held by NW Natural or its subsidiaries.

NW Natural
Other plant balances primarily include non-utility gas storage assets at the Mist facility and other long-lived assets not related to NGD.

13. GAS RESERVES

NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of September 30, 2021. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits recorded as liabilities in the consolidated balance sheets. The investment in gas reserves provides long-term price protection for NGD customers through the original agreement with Encana Oil & Gas (USA) Inc. under which NW Natural invested $178 million and the amended agreement with Jonah Energy LLC under which an additional $10 million was invested.

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

The following table outlines NW Natural's net gas reserves investment:

	September 30,		December 31,
In thousands	2021	2020	2020
Gas reserves, current	$6,266	$12,265	$11,409
Gas reserves, non-current	181,041	175,042	175,898
Less: Accumulated amortization	153,020	137,346	141,414
Total gas reserves(1)	34,287	49,961	45,893
Less: Deferred taxes on gas reserves	7,768	11,972	10,572
Net investment in gas reserves	$26,519	$37,989	$35,321
(1)     The net investment in additional wells included in total gas reserves was $2.5 million, $3.2 million and $3.0 million at September 30, 2021 and 2020 and December 31, 2020, respectively.

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

Investments in Gas Pipeline
On August 6, 2020, NWN Energy completed the sale of 100% of its interest in Trail West Holdings, LLC (TWH) to an unrelated third party for a purchase price of $14.0 million, $7.0 million of which was paid upon closing the transaction, and $7.0 million which was paid upon the one-year anniversary of the close date. The completion of the sale resulted in an after-tax gain of approximately $0.5 million for the year ended December 31, 2020.

TWH was a variable interest entity reported under equity method accounting through its sale. The investment in TWH did not meet the criteria to be classified as held for sale or discontinued operations. See Note 14 in the 2020 Form 10-K.
15. BUSINESS COMBINATIONS

2021 Business Combinations
During the nine months ended September 30, 2021, NWN Water completed three acquisitions qualifying as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions were not material and are not significant to NW Holdings' results of operations.

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

As a result of all acquisitions completed, total goodwill was $69.8 million, $70.3 million and $69.2 million as of September 30, 2021, September 30, 2020 and December 31, 2020, respectively. The decrease in the goodwill balance from the third quarter of 2020 is primarily due to a measurement period adjustment that occurred in the fourth quarter of 2020, partially offset by acquisitions in the water sector. The increase in the goodwill balance from the fourth quarter of 2020 is primarily due to additions associated with our acquisitions in the water sector. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	September 30,		December 31,
In thousands	2021	2020	2020
Natural gas (in therms):
Financial	749,595	860,400	784,400
Physical	613,524	706,592	457,593
Foreign exchange	$6,299	$6,754	$5,896

Purchased Gas Adjustment (PGA)
Derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are reflected in the weighted-average cost of gas in the PGA filing. Rates and hedging approaches may vary between states due to different rate structures and mechanisms. Hedge contracts entered into after the start of the PGA period are subject to the PGA incentive sharing mechanism in Oregon. NW Natural entered the 2021-22 and 2020-21 gas years with forecasted sales volumes hedged at 53% and 51% in financial swap and option contracts, and 17% and 17% in physical gas supplies, respectively. Hedge contracts entered into prior to the PGA filing in September 2021 were included in the PGA for the 2020-21 gas year. Hedge contracts entered into after the PGA filing, and related to subsequent gas years, may be included in future PGA filings and qualify for regulatory deferral.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments, which also represents all derivative instruments at NW Holdings:

	Three Months Ended September 30,
	2021		2020
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$69,239	$(106)	$28,122	$136
Operating revenues (expense)	—	—	658	—
Amounts deferred to regulatory accounts on balance sheet	(69,239)	106	(28,684)	(136)
Total gain (loss) in pre-tax earnings	$—	$—	$96	$—

	Nine Months Ended September 30,
	2021		2020
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$106,044	$(74)	$28,271	$129
Operating revenues (expense)	(26)	—	(1,021)	—
Amounts deferred to regulatory accounts on balance sheet	(106,022)	74	(27,398)	(129)
Total gain (loss) in pre-tax earnings	$(4)	$—	$(148)	$—

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

Realized Gain/Loss
NW Natural realized net gains of $6.1 million and $15.4 million for the three and nine months ended September 30, 2021 from the settlement of natural gas financial derivative contracts, whereas, net losses of $3.2 million were realized for the nine months ended September 30, 2020. There were no net gains or losses realized for the three months ended September 30, 2020. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of September 30, 2021 or 2020. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against loss positions. Given NW Natural's counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2021 or 2020. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits.

NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change. If credit-risk related contingent features within these contracts were triggered as of September 30, 2021, assuming current gas prices and a credit rating downgrade to a speculative level, we would not be required to post collateral calls, including estimates for adequate assurance.

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

NW Natural’s current commodity financial swap and option contracts outstanding reflect unrealized gains of $132.2 million and $34.1 million at September 30, 2021 and 2020, respectively. If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $124.5 million and a liability of $4.9 million as of September 30, 2021, an asset of $35.6 million and a liability of $1.3 million as of September 30, 2020, and an asset of $14.1 million and a liability of $1.3 million as of December 31, 2020.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at September 30, 2021. Using significant other observable or Level 2 inputs, the net fair value was an asset of $119.6 million, an asset of $34.3 million, and an asset of $12.8 million as of September 30, 2021 and 2020, and December 31, 2020, respectively. No Level 3 inputs were used in our derivative valuations during the nine months ended September 30, 2021 and 2020. See Note 2 in the 2020 Form 10-K.
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

Due to the numerous uncertainties surrounding the course of environmental remediation and the ongoing nature of several site investigations and studies, in some cases, NW Natural may not be able to reasonably estimate the high end of the range of possible loss. In those cases, the nature of the possible loss has been disclosed, as has the fact that the high end of the range cannot be reasonably estimated where a range of potential loss is available. Unless there is an estimate within the range of possible losses that is more likely than other cost estimates within that range, NW Natural records the liability at the low end of this range. It is likely changes in these estimates and ranges will occur throughout the remediation process for each of these sites due to the continued evaluation and clarification concerning responsibility, the complexity of environmental laws and regulations and the determination by regulators of remediation alternatives. In addition to remediation costs, NW Natural could also be subject to Natural Resource Damages (NRD) claims. NW Natural will assess the likelihood and probability of each claim and recognize a liability if deemed appropriate. Refer to "Other Portland Harbor" below.

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	September 30,		December 31,	September 30,		December 31,
In thousands	2021	2020	2020	2021	2020	2020
Portland Harbor site:
Gasco/Siltronic Sediments	$6,925	$8,338	$7,596	$40,929	$43,509	$43,725
Other Portland Harbor	2,392	2,760	1,942	6,222	5,882	7,020
Gasco/Siltronic Upland site	9,720	8,775	14,887	37,408	41,515	40,250
Front Street site	1,002	10,610	3,816	893	1,044	1,107
Oregon Steel Mills	—	—	—	179	179	179
Total	$20,039	$30,483	$28,241	$85,631	$92,129	$92,281

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

GASCO/SILTRONIC SEDIMENTS. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. In March 2020, NW Natural and the EPA amended the Administrative Order on Consent to include additional remedial design activities downstream of the Gasco sediments site and in the navigation channel. Siltronic Corporation is not a party to the amended order. In the second quarter of 2021, NW Natural began preliminary design discussions with the EPA for the Gasco sediments site. These preliminary design discussions did not include a cost estimate for remedial actions. None of the alternatives in the EE/CA are more likely than others at this time, and NW Natural expects further design discussion and iteration with the EPA.

The estimated costs for the various sediment remedy alternatives in the draft EE/CA, for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $47.9 million to $350 million. NW Natural has recorded a liability of $47.9 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

Gasco Uplands Site
A predecessor of NW Natural, Portland Gas and Coke Company, owned a former gas manufacturing plant that was closed in 1958 (Gasco site) and is adjacent to the Portland Harbor site described above. The Gasco site has been under investigation by NW Natural for environmental contamination under the ODEQ Voluntary Cleanup Program (VCP). It is not included in the range of remedial costs for the Portland Harbor site noted above. The Gasco site is managed in two parts, the uplands portion and the groundwater source control action portion.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in early July 2020 and was completed in October 2020. NW Natural has recognized an additional liability of $1.9 million for long term monitoring, regulatory and permitting issues, and post-construction work.

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

The following table presents information regarding the total regulatory asset deferred:

	September 30,		December 31,
In thousands	2021	2020	2020
Deferred costs and interest (1)	$45,019	$35,919	$44,516
Accrued site liabilities (2)	105,607	122,226	120,352
Insurance proceeds and interest	(59,589)	(69,138)	(69,253)
Total regulatory asset deferral(1)	$91,037	$89,007	$95,615
Current regulatory assets(3)	7,068	4,440	4,992
Long-term regulatory assets(3)	83,969	84,567	90,623
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $0.1 million at September 30, 2021, $0.4 million at September 30, 2020, and $0.2 million at December 31, 2020,
(3)    Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, NW Natural earns a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. It also accrues a carrying charge on insurance proceeds for amounts owed to customers. In Washington, neither the cash paid nor insurance proceeds received accrue a carrying charge. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5.0 million tariff rider. The amounts allocable to Oregon are recoverable through NGD rates, subject to an earnings test.

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

NW Natural is subject to claims and litigation arising in the ordinary course of business including the matters discussed above and ordinary course claims and litigation noted below. Although the final outcome of any of these legal proceedings cannot be predicted with certainty, including the matter relating to the Oregon Steel Mills site described below, NW Natural and NW Holdings do not expect that the ultimate disposition of any of these matters will have a material effect on their financial condition, results of operations or cash flows. See also Part II, Item 1, “Legal Proceedings".

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

As a result of the disposition of the membership interests in Gill Ranch, there were no assets or liabilities classified as held for sale at September 30, 2021 or December 31, 2020 and there was no activity in the consolidated statement of comprehensive income for the three and nine months ended September 30, 2021. The assets and liabilities of the discontinued operations classified as held for sale in the consolidated balance sheet at September 30, 2020 include the following:

NW Holdings Discontinued Operations
In thousands	September 30, 2020
Assets:
Accounts receivable	$1,106
Inventories	730
Other current assets	64
Property, plant, and equipment, net	14,663
Operating lease right of use asset	118
Other non-current assets	247
Total discontinued operations assets - current assets (1)	$16,928

Liabilities:
Accounts payable	$1,747
Other current liabilities	796
Operating lease liabilities	113
Other non-current liabilities	11,266
Total discontinued operations liabilities - current liabilities (1)	$13,922
(1)     The total assets and liabilities of Gill Ranch were classified as current because it was probable that the sale would be completed within one year.
The following table presents the operating results of Gill Ranch and is presented net of tax on the consolidated statements of comprehensive income:

	NW Holdings Discontinued Operations
	Three Months Ended September 30,	Nine Months Ended September 30,
In thousands, except per share data	2020	2020
Revenues	$3,584	$7,866
Expenses:
Operations and maintenance	2,148	6,332
General taxes	61	161
Depreciation and amortization	105	317
Other expenses and interest	229	688
Total expenses	2,543	7,498
Income from discontinued operations before income taxes	1,041	368
Income tax expense	276	101
Income from discontinued operations, net of tax	$765	$267

Earnings from discontinued operations per share of common stock:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

19. SUBSEQUENT EVENTS

Credit Agreements
On November 3, 2021, NW Holdings entered into an amended and restated $200 million credit agreement with a maturity date of November 3, 2026 and an available extension of commitments for two additional one-year periods, subject to lender approval (Amended NW Holdings Credit Agreement). The prior NW Holdings credit agreement was terminated upon closing of this new agreement. The Amended NW Holdings Credit Agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million.

On November 3, 2021, NW Natural entered into a $400 million credit agreement with a maturity date of November 3, 2026 and an available extension of commitments for two additional one-year periods, subject to lender approval (Amended NW Natural Credit Agreement). The prior NW Natural credit agreement was terminated upon closing of this new agreement. The Amended NW Natural Credit Agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results from continuing operations for the three and nine months ended September 30, 2021 and 2020 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2020 Annual Report on Form 10-K, as applicable (2020 Form 10-K).

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

In addition, NW Holdings reported discontinued operations results related to the sale of Gill Ranch Storage, LLC (Gill Ranch). NW Natural Gas Storage, LLC (NWN Gas Storage), an indirect wholly-owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement during the second quarter of 2018 that provided for the sale of all membership interests in Gill Ranch. Gill Ranch owns a 75% interest in the natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility. The sale was completed on December 4, 2020. See Note 18 for information on discontinued operations.
NON-GAAP FINANCIAL MEASURES. In addition to presenting the results of operations and earnings amounts in total, certain financial measures are expressed in cents per share, which are non-GAAP financial measures. All references in this section to earnings per share (EPS) are on the basis of diluted shares. We use such non-GAAP financial measures to analyze our financial performance because we believe they provide useful information to our investors and creditors in evaluating our financial condition and results of operations. Our non-GAAP financial measures should not be considered a substitute for, or superior to, measures calculated in accordance with U.S. GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than how such measures are calculated in this report, limiting the usefulness of those measures for comparative purposes. A reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure is provided below.

EXECUTIVE SUMMARY

Our core mission is to provide safe, reliable and affordable essential utility services in an environmentally responsible way to better the lives of the public we serve. See "2021 Outlook" in the 2020 Form 10-K for more information. Current financial results and highlights include:
•Reported a net loss from continuing operations of $0.67 per share (diluted) for the third quarter of 2021, compared to a net loss from continuing operations of $0.61 per share (diluted) in the prior year;
•Reported consolidated net income of $1.24 per share (diluted) for the first nine months of 2021, compared to net income of $0.81 per share (diluted) in the prior year;
•Received Washington general rate case order providing a revenue requirement increase of $8 million over two years;
•Added nearly 12,000 meters during the past twelve months for a growth rate of 1.5% at September 30, 2021;
•Invested over $200 million in our utility systems in the first nine months of 2021 for greater reliability and resiliency; and
•Continued executing our water and wastewater investment strategy with two closed acquisitions in the third quarter of 2021.

Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended September 30,
	2021		2020		QTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net loss from continuing operations	$(20,655)	$(0.67)	$(18,677)	$(0.61)	$(1,978)
Income from discontinued operations, net of tax	—	—	765	0.02	(765)
Consolidated net loss	$(20,655)	$(0.67)	$(17,912)	$(0.59)	$(2,743)

Key quarter-to-date financial highlights for NW Natural include:

	Three Months Ended September 30,
	2021	2020	QTD
In thousands	Amount	Amount	Change
Consolidated net loss	$(21,018)	$(20,220)	$(798)
Natural gas distribution margin	$61,076	$55,542	$5,534

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020.

Consolidated net loss increased $0.8 million at NW Natural primarily due to the following factors:
•$5.1 million increase in operations and maintenance expenses primarily due to higher lease expense, professional service expenses, and information technology costs;
•$2.0 million increase in interest expense primarily due to higher commercial paper balances; and
•$2.0 million increase in depreciation and amortization expense due to property, plant, and equipment additions as we continued to invest in our natural gas utility systems; partially offset by
•$5.5 million increase in NGD segment margin driven by the 2020 Oregon rate case and customer growth;
•$1.7 million increase in other income (expense), net due to higher interest income on regulatory assets and lower pension non-service costs; and
•$1.2 million increase in income tax benefit primarily due to higher pre-tax loss in the current period compared to the prior year.

Net loss from continuing operations increased $2.0 million at NW Holdings primarily due to the following factors:
•$0.8 million increase in consolidated net loss at NW Natural as discussed above; and
•$1.2 million decrease in other net income primarily reflecting a gain recognized in the prior period related to the sale of NWN Energy's interest in Trail West Holdings, LLC (TWH) and higher holding company expenses.

Key year-to-date financial highlights for NW Holdings include:

	Nine Months Ended September 30,
	2021		2020		YTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Net income from continuing operations	$38,138	$1.24	$24,467	$0.80	$13,671
Income from discontinued operations, net of tax	—	—	267	0.01	(267)
Consolidated net income	$38,138	$1.24	$24,734	$0.81	$13,404

Key year-to-date financial highlights for NW Natural include:

	Nine Months Ended September 30,
	2021	2020	YTD
In thousands	Amount	Amount	Change
Consolidated net income	$39,682	$24,247	$15,435
Natural gas distribution margin	$324,922	$289,337	$35,585
NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020.
Consolidated net income increased $15.4 million at NW Natural primarily due to the following factors:
•$35.6 million increase in NGD segment margin driven by the 2020 Oregon rate case and customer growth;
•$7.6 million increase in asset management revenue primarily due to the 2021 cold weather event discussed below; and
•$2.2 million increase in other income (expense), net driven by higher interest income on regulatory assets and lower pension non-service costs; partially offset by
•$11.8 million increase in operations and maintenance expenses due to higher lease expense, compensation and benefit costs, and professional service expenses;
•$7.6 million increase in depreciation expense due to property, plant, and equipment additions as we continued to invest in our natural gas utility systems;
•$6.7 million increase in income tax expense due to an increase in pretax income and Oregon's Corporate Activity Tax; and
•$2.5 million increase in general taxes primarily due to higher assessed property values.

Net income from continuing operations increased $13.7 million at NW Holdings primarily due to the following factors:
•$15.4 million increase in consolidated net income at NW Natural as discussed above; partially offset by
•$1.8 million decrease in other net income primarily reflecting higher project costs at the holding company.

2021 COLD WEATHER EVENT. In February 2021, Portland, Oregon and the surrounding region, like much of the country, experienced a severe winter storm with several days of colder temperatures resulting in elevated natural gas demand and significantly higher spot prices. Additional market gas purchases and other expenses resulted in approximately $29 million of higher commodity costs, of which approximately $27 million was deferred to a regulatory asset for recovery in future rates. The result was approximately $2 million of lower natural gas utility margin in the first three months of 2021. The higher commodity costs were offset by approximately $39 million of asset management revenue, of which approximately $33 million was deferred to a regulatory liability for the benefit of customers.

COVID-19 AND CURRENT ECONOMIC CONDITIONS. The novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has resulted in severe and widespread global, national, and local economic and societal disruptions. As a critical infrastructure energy company that provides an essential service to our customers, NW Natural has well-defined emergency response command structures and protocols. In response to the pandemic, NW Natural initially mobilized its incident command team and business continuity plans in early March 2020, with a focus on the safety of our 1,200 employees and the 2.5 million people, business partners and communities we serve. For employees whose role requires them to work in the field or onsite, we are following CDC, OSHA, and state specific requirements. Our water companies are following similar protocols.

The states we operate in have reopened with many businesses beginning to return to normal operating practices; however, the timing for recovery of businesses and local economies remains difficult to predict and dependent on the future impacts of the COVID-19 pandemic, resurgences or mutations of the virus, including the Delta variant, any potential future shutdowns, efficacy and acceptance of vaccines, or any governmental requirements related to vaccines or testing. We currently have the following expectations and beliefs:
•Both NW Natural and NW Natural Water expect their capital projects in 2021 to continue to move forward as planned.
•We have not experienced material disruptions in our supply chain for goods and services to date. Our suppliers may be subject to vaccine mandates and could be impacted by an inability to comply or loss of personnel, which could disrupt supplier performance or deliveries, and negatively impact our business. We are continuing to actively monitor, and have formulated and continue to evaluate contingency plans as necessary.
•NW Natural's customer growth rate is affected by both new meter connections and when existing customers close their accounts and disconnect their meters. Customer growth from construction and conversions remained strong during the first nine months of 2021 and commercial customer counts remained steady. Any slowdown in economic activity could result in a decline in new meter connections, which could adversely affect operating margins in 2021 and the following periods. Commercial and industrial customers have resumed normal collection practices and residential customers are in the process of returning to normal payment practices. There are several bill assistance options available to residential customers, including the arrearage management program, that was specifically designed to help with bills incurred during the pandemic. We do not currently anticipate significant residential meter disconnections.
•NW Natural has seen lower utility margin from a reduction in overall sales volumes during the first nine months of 2021 and 2020 attributed to COVID-19. Due to the seasonality of our gas utility business, we may continue to experience declines in volumes, particularly during our winter heating season, depending on the resiliency of businesses in the communities in which we serve through the remainder of 2021. However, volumes do not translate directly to earnings as the majority of our NGD margin is not dependent on volumes.
•The recognition of late fee revenue may be delayed beyond our current expectations.
•While we deferred to a regulatory asset certain COVID-related financial impacts as agreed upon with regulators, ultimate recovery of these costs and prudence review will be determined through separate proceedings and may be subject to modification as a result of those proceedings. See “Results of Operations – Regulatory Matters – COVID-19 Process and Deferral Dockets” below.

Given the evolving nature of the pandemic and resulting economic conditions, we are continually monitoring our business operations and the larger trends and developments to take additional measures we believe are warranted to continue providing safe and reliable service to our customers and communities while protecting our employees.

See the discussion in "Results of Operations" below for additional detail regarding all significant activity that occurred during the third quarter and nine months of 2021.

DIVIDENDS

Dividend highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
Per common share	2021	2020	2021	2020
Dividends paid	$0.4800	$0.4775	$1.4400	$1.4325	$0.0025	$0.0075

In October 2021, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4825 per share. The dividend is payable on November 15, 2021 to shareholders of record on October 29, 2021, reflecting an annual indicated dividend rate of $1.93 per share.

RESULTS OF OPERATIONS

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2020 Form 10-K.
Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At September 30, 2021, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed General Rate Cases" below.

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

Regulatory Proceeding Updates
2021 WASHINGTON RATE CASE. On December 18, 2020, NW Natural filed a request for a general rate increase with the WUTC. On July 27, 2021, NW Natural, Staff of the WUTC, Alliance of Western Energy Consumers, and The Energy Project, which comprise all of the parties to the rate case other than the Public Counsel Unit of the Washington State Office of the Attorney General, filed a settlement with the WUTC that addresses all issues in the rate case (Comprehensive Settlement). On October 21, 2021, the WUTC approved the Comprehensive Settlement (Order).

The Order provides for an annual revenue requirement increase over two years, consisting of a 6.4% or $5.0 million increase in the first year beginning November 1, 2021 (Year One), and up to a 3.5% or $3.0 million increase in the second year beginning November 1, 2022 (Year Two). The revenue requirement increase for Year Two includes the addition to rate base of capital projects expected to be placed in-service by November 1, 2022 and is subject to a review and adjustments according to actual costs incurred and any additional direct offsetting factors. Under the terms of the Order, NW Natural will provide customers with an estimated $2.3 million offset to rates spread over the two years via suspension of amortization of a regulatory asset associated with NW Natural’s energy efficiency programs and via application of proceeds from the sale of real property in Oregon, which is expected to reduce the Year One rate increase to approximately 5.1% or $4.0 million and the Year Two rate increase to approximately 3.4% or $2.8 million. This two-year rate plan and mitigating provisions strive to balance the need to recover long-planned investments that support continued safe and reliable service to customers with the need to maintain affordable rates, especially during the challenging times and economic environment brought on by the COVID-19 pandemic.

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

The Order does not specify the underlying inputs to the cost of capital, including capital structure and return on equity.

New rates authorized by the Order were effective November 1, 2021.

Rate Mechanisms
During 2021 and 2020, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon		Washington
	2018 Rate Case	2020 Rate Case (effective 11/1/2020)	2019 Rate Case (effective 11/1/2019)	2021 Rate Case (effective 11/1/2021)
Authorized Rate Structure:
Return on Equity	9.4%	9.4%	9.4%	**
Rate of Return	7.3%	7.0%	7.2%	6.8%
Debt/Equity Ratio	50%/50%	50%/50%	51%/49%	**

Key Regulatory Mechanisms:
Purchased Gas Adjustment (PGA)	X	X	X	X
Gas Cost Incentive Sharing	X	X
Decoupling	X	X
Weather Normalization (WARM)	X	X
Environmental Cost Recovery	X	X	X	X
Interstate Storage and Asset Management Sharing	X	X	X	X
** The Order does not specify the underlying inputs to the cost of capital, including capital structure and return on equity.

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

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. NW Natural entered the 2021-22 gas year with its forecasted sales volumes hedged at 53% in financial swap and option contracts, including hedging of 55% in Oregon and 31% in Washington. The percentage of total forecasted sales volume hedged was approximately 74% for Oregon and approximately 44% for Washington.
NW Natural is also hedged between 2% and 70% for annual requirements over the subsequent five gas years, which consists of between 2% and 74% in Oregon and between 0% and 44% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural.

In September 2021, NW Natural filed its annual PGA and received OPUC and WUTC approval in October 2021. PGA rate changes were effective November 1, 2021. Rates may vary between states due to different rate structures, rate mechanisms and hedging policies.

Under the current PGA mechanism in Oregon, there is an incentive sharing provision whereby NW Natural is required to select each year an 80% deferral or a 90% deferral of higher or lower actual gas costs compared to estimated PGA prices, such that the impact on NW Natural's current earnings from the incentive sharing is either 20% or 10% of the difference between actual and estimated gas costs, respectively. For the 2021-22 and 2020-21 gas years, NW Natural selected the 90% deferral option. Under the Washington PGA mechanism, NW Natural defers 100% of the higher or lower actual gas costs, and those gas cost differences are passed on to customers through the annual PGA rate adjustment.

There is currently increased volatility and pricing in the current and forward gas markets. In response to these more volatile markets, NW Natural is hedging at higher-than-normal levels in an effort to appropriately position its portfolio of financial derivatives, gas in storage and fixed price supplies. As of September 30, 2021, NW Natural was hedged at 70% for the 2021-22 PGA year and continues to execute on additional hedges.

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2019-20 and 2020-21 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2020, the ROE threshold was 10.40%. NW Natural filed the 2020 earnings test in April 2021 indicating no customer refund adjustment and the filing was approved in July 2021. NW Natural does not expect a customer refund adjustment for 2021 based on results.

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

DECOUPLING. In Oregon, NW Natural has a decoupling mechanism. Decoupling is intended to break the link between earnings and the quantity of gas consumed by customers, removing any financial incentive to discourage customers’ efforts to conserve energy. The Oregon decoupling baseline usage per customer was reset in the 2020 Oregon general rate case. The Order in the 2020 Oregon general rate case also approved the application of NW Natural’s decoupling calculation for the months of November and May to the month of April. This mechanism employs a use-per-customer decoupling calculation, which adjusts margin revenues to account for the difference between actual and expected customer volumes. The margin adjustment resulting from differences between actual and expected volumes under the decoupling component is recorded to a deferral account, which is included in the annual PGA filing.

WARM. In Oregon, NW Natural has an approved weather normalization mechanism, which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of September 30, 2021, 8% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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
Costs that may be recoverable include, but are not limited to, the following: personal protective equipment, cleaning supplies and services, bad debt expense, financing costs to secure liquidity, and certain lost revenue, net of offsetting direct expense reductions associated with COVID-19. As of September 30, 2021, we believe that approximately $9.8 million of the financial effects related to COVID-19 are recoverable and deferred to a regulatory asset approximately $7.4 million for incurred costs. In addition, we expect to recognize revenue in a future period for an additional $2.4 million related to forgone late fee revenue.

The following table outlines some of the key items approved by the respective Commissions:

	Oregon		Washington
Reinstituting Disconnections for Nonpayment:
Residential	August 1, 2021		September 30, 2021
Small Commercial	December 1, 2020		September 30, 2021
Large Commercial/Industrial	November 3, 2020		October 20, 2020
Resuming Residential Reconnection Fee Charges	October 1, 2022	*	March 29, 2022
Reinstituting Late Fees for Nonpayment:
Residential	October 1, 2022	*	March 29, 2022
Small Commercial	December 1, 2020		March 29, 2022
Large Commercial/Industrial	November 3, 2020		October 20, 2020
Extended Time Payment Arrangements:
Residential	Up to 24 months		Up to 18 months
Small Commercial	Up to 6 months		Up to 12 months
Arrearage Management Program	1% of Retail Revenues		1% of Retail Revenues
* Jurisdiction retains discretion to re-evaluate date based on ongoing pandemic and economic conditions.

ARREARAGE MANAGEMENT PROGRAM. As part of the approved term sheets, NW Natural established programs in Oregon and Washington to identify and mitigate residential customer arrearages associated with COVID-19. Under the Oregon program, NW Natural can provide a one-time grant of up to $1,200 per eligible residential customer. Funding for the arrearage management program (AMP) may not exceed 1% of retail revenues. AMP is funded by NW Natural with recovery facilitated through the COVID deferral dockets. As of September 30, 2021, the amount granted and deferred to a regulatory asset related to the AMP was $2.1 million of the total funds available of $6.8 million.

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

In its first RNG project under SB98, NW Natural began a partnership with BioCarbN, a developer and operator of sustainable infrastructure projects, to convert methane into RNG. Under this partnership, NW Natural has the ability to invest up to an estimated $38 million in four separate RNG development projects that will access biogas derived from water treatment at Tyson Foods' processing plants, subject to approval by all parties. Construction of our first RNG facility with BioCarbN and Tyson Foods began in 2021 with completion and commissioning planned for early 2022.

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

WATER UTILITIES. In the first nine months of 2021, NW Holdings, through its water subsidiaries, continued to acquire water utilities. While COVID-19 has restricted certain activities, we continue to pursue water acquisitions and expect to return to normal business development activities as the pandemic eases and travel and commerce return to previous levels. For our acquired water utilities, we continue to assess the need for general rate cases, and in 2021, we filed a general rate case for one of our water utilities to support infrastructure investments for safety and reliability.

OREGON EXECUTIVE ORDER. On March 10, 2020, the governor of Oregon issued an executive order (EO) establishing greenhouse gas (GHG) emissions reduction goals of at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050 and directed state agencies and commissions to facilitate such GHG emission goals targeting a variety of sources and industries. Although the EO does not specifically direct actions of natural gas distribution businesses, the OPUC is directed to prioritize proceedings and activities that advance decarbonization in the utility sector, mitigate energy burden experienced by utility customers and ensure system reliability and resource adequacy. The EO also directs other state agencies, including the Oregon Department of Environmental Quality (ODEQ) and OPUC, to cap and reduce GHG emissions from transportation fuels and all other liquid and gaseous fuels, including natural gas, adopt building energy efficiency goals for new building construction, reduce methane gas emissions from landfills and food waste, and submit a proposal for adoption of state goals for carbon sequestration and storage by Oregon’s forest, wetlands and agricultural lands.

NW Natural is actively engaged with Oregon state regulatory entities and held a seat on the ODEQ rules advisory committee, which was considering the cap and reduce rules for the resultant program, now known as the Climate Protection Program (CPP). The complete draft rules were made available for public comment in August 2021. Interested parties have submitted comments on both the proposed rules, as well as potential issues with respect to the ODEQ's authority to implement the proposed rules. Final rules are expected to be considered for adoption by the Environmental Quality Commission (the decision-making body of the ODEQ) in December 2021 and become effective in January 2022.

NW Natural is also engaged in an OPUC Fact-Finding (“Fact-Finding Docket”), which was opened in response to the EO. The OPUC’s purpose of the Fact-Finding Docket is to analyze the potential natural gas utility bill impacts that may result from limiting GHG emissions of regulated natural gas utilities under the ODEQ’s CPP and to identify appropriate regulatory tools to mitigate potential customer impacts. Per OPUC Staff’s statement, the ultimate goal of the Fact-Finding Docket will be to inform future policy decisions and other key analyses to be considered in 2022, after the CPP is in place. We expect OPUC Staff to present a fact-finding report to the OPUC with recommendations for further OPUC engagement.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2018 IRP for both Oregon and Washington in August 2018, and received both a letter of compliance from the WUTC and acknowledgment by the OPUC in February 2019. The 2018 IRP included analysis of different scenarios, examining several potential future states and the corresponding least cost, least risk resource acquisition strategies. In addition to these strategies, the 2018 IRP published an emissions forecast for each of these potential futures. NW Natural filed an update to the 2018 IRP in March 2021 and received acknowledgement of the requested capital projects by the OPUC in September 2021.

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

PIPELINE SECURITY. In May and July 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain notified owners and operators of natural gas pipeline facilities (including local distribution companies) that TSA has determined to be critical. The first security directive required notified owners/operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second security directive requires notified entities to implement a significant number of specified cyber security controls and processes. NW Natural is currently in the process of evaluating and implementing the security directives while ensuring safe and reliable operations. The impact on operations or an estimate or range of possible costs cannot be determined at this time. NW Natural is providing frequent updates to the TSA on NW Natural's progress of achieving the security directives. NW Natural filed a request with the OPUC to defer the costs associated with complying with the second security directive and plans to seek recovery of these costs in future ratemaking proceedings.

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

NGD segment highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except EPS data	2021	2020	2021	2020
NGD net income (loss)	$(23,297)	$(22,120)	$29,247	$19,476	$(1,177)	$9,771
Diluted EPS - NGD segment	$(0.76)	$(0.72)	$0.95	$0.64	$(0.04)	$0.31
Gas sold and delivered (in therms)	161,229	154,436	806,063	782,566	6,793	23,497
NGD margin(1)	$61,076	$55,542	$324,922	$289,337	$5,534	$35,585
(1) See Natural Gas Distribution Margin Table below for additional detail.
THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. The primary factors contributing to the $1.2 million, or $0.04 per share, increase in NGD net loss were as follows:
•$5.2 million increase in other NGD operating and maintenance expenses due primarily to higher lease and professional service and information technology expenses;
•$2.1 million increase in interest expense driven by higher interest on commercial paper borrowings; and
•$2.0 million increase in depreciation expense due to NGD plant additions as we continued to invest in our gas utility system.

The increase in NGD net loss was partially offset by:
•$5.5 million increase in NGD margin due to:
•$4.0 million increase due to new customer rates, primarily from the 2020 Oregon rate case that went into effect on November 1, 2020;
•$1.0 million increase due primarily to an increase in the number of residential customers and industrial customer volumes; and
•$1.6 million higher income tax benefit reflecting a higher pre-tax loss.

For the three months ended September 30, 2021, total NGD volumes sold and delivered increased 4% over the same period in 2020 primarily due to the recovery of commercial customer activity as compared to the prior year.
NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. The primary factors contributing to the $9.8 million, or $0.31 per share, increase in NGD net income were as follows:
•$35.6 million increase in NGD margin due to:
•$32.1 million increase due to new customer rates, primarily from the 2020 Oregon rate case that went into effect on November 1, 2020;
•$3.7 million increase due primarily to an increase in the number of residential customers and industrial customer volumes; and
•$1.4 million increase due to the effects of applying the Oregon decoupling calculation to April 2021 as approved in our 2020 general rate case; partially offset by
•$3.3 million decrease primarily driven by additional market gas purchases and other expenses during the 2021 cold weather event.

In addition to the increase in margin, NGD net income for 2021 reflects:
•$11.6 million increase in other NGD operating and maintenance expenses due primarily to higher lease, professional service and information technology expenses and higher compensation and benefits costs;
•$4.5 million higher income tax expense reflecting higher pretax income and Oregon's CAT;
•$7.5 million increase in depreciation expense due to NGD plant additions as we continued to invest in our gas utility system; and
•$2.5 million increase in general taxes due primarily to higher assessed property values; partially offset by
•$2.4 million higher interest income on regulatory assets within other income (expense), net.

For the nine months ended September 30, 2021, total NGD volumes sold and delivered increased 3% over the same period in 2020 primarily due to 12% warmer than average weather in the first nine months of 2021 compared to 15% warmer than average weather in the prior period.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2021	2020	2021	2020	QTD Change	YTD Change
NGD volumes (therms)
Residential and commercial sales	55,597	54,124	455,888	440,811	1,473	15,077
Industrial sales and transportation	105,632	100,312	350,175	341,755	5,320	8,420
Total NGD volumes sold and delivered	161,229	154,436	806,063	782,566	6,793	23,497
Operating Revenues
Residential and commercial sales	$71,979	$66,384	$470,923	$431,187	$5,595	$39,736
Industrial sales and transportation	14,000	12,334	45,472	42,195	1,666	3,277
Other distribution revenues	292	639	1,278	1,607	(347)	(329)
Other regulated services	4,771	4,404	14,321	14,251	367	70
Total operating revenues	91,042	83,761	531,994	489,240	7,281	42,754
Less: Cost of gas	25,322	23,797	178,837	173,657	(1,525)	(5,180)
Less: Environmental remediation expense	806	867	6,092	6,494	61	402
Less: Revenue taxes	3,838	3,555	22,143	19,752	(283)	(2,391)
NGD margin	$61,076	$55,542	$324,922	$289,337	$5,534	$35,585

Margin(1)
Residential and commercial sales	$49,302	$43,751	$288,974	$250,750	$5,551	$38,224
Industrial sales and transportation	7,295	6,807	23,456	22,410	488	1,046
Gain (loss) from gas cost incentive sharing	(546)	(33)	(3,032)	310	(513)	(3,342)
Other margin	256	614	1,208	1,620	(358)	(412)
Other regulated services	4,769	4,403	14,316	14,247	366	69
NGD Margin	$61,076	$55,542	$324,922	$289,337	$5,534	$35,585

Degree days(2)
Average(3)	9	9	1,640	1,659	—	(19)
Actual	4	2	1,447	1,406	100%	3%
Percent warmer than average weather(4)	NM	NM	(12)%	(15)%

	As of September 30,
	2021	2020	Change	Growth
NGD Meters - end of period:
Residential meters	712,335	700,062	12,273	1.8%
Commercial meters	68,414	68,767	(353)	(0.5)%
Industrial meters	978	988	(10)	(1.0)%
Total number of meters	781,727	769,817	11,910	1.5%

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
(4)    NM indicates that the calculated value is not meaningful.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands	2021	2020	2021	2020
Volumes (therms)
Residential sales	30,391	32,040	286,228	280,075	(1,649)	6,153
Commercial sales	25,206	22,084	169,660	160,736	3,122	8,924
Total volumes	55,597	54,124	455,888	440,811	1,473	15,077
Operating revenues
Residential sales	$47,091	$44,433	$325,203	$298,214	$2,658	$26,989
Commercial sales	24,888	21,951	145,720	132,973	2,937	12,747
Total operating revenues	$71,979	$66,384	$470,923	$431,187	$5,595	$39,736
NGD margin
Residential:
Sales	$32,787	$31,291	$198,950	$179,354	$1,496	$19,596
Alternative revenue	1,505	(526)	10,151	2,699	2,031	7,452
Total residential NGD margin	34,292	30,765	209,101	182,053	3,527	27,048
Commercial:
Sales	14,208	12,065	76,181	66,108	2,143	10,073
Alternative revenue	802	921	3,692	2,589	(119)	1,103
Total commercial NGD margin	15,010	12,986	79,873	68,697	2,024	11,176
Total NGD margin	$49,302	$43,751	$288,974	$250,750	$5,551	$38,224

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Residential and commercial margin increased $5.6 million compared to the prior period. The increase was primarily driven by new customer rates in Oregon that took effect on November 1, 2020 and higher commercial volumes as COVID-19 restrictions and closures were lifted.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Residential and commercial margin increased $38.2 million compared to the prior period. The increase was primarily driven by new customer rates in Oregon that took effect on November 1, 2020, 1.8% growth in residential meters, and higher commercial volumes.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands	2021	2020	2021	2020
Volumes (therms)
Firm and interruptible sales	18,353	16,505	64,598	58,945	1,848	5,653
Firm and interruptible transportation	87,279	83,807	285,577	282,810	3,472	2,767
Total volumes - sales and transportation	105,632	100,312	350,175	341,755	5,320	8,420
NGD margin
Firm and interruptible sales	$2,735	$2,456	$9,033	$8,279	$279	$754
Firm and interruptible transportation	4,560	4,351	14,423	14,131	209	292
Total margin - sales and transportation	$7,295	$6,807	$23,456	$22,410	$488	$1,046

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Industrial sales and transportation margin increased by $0.5 million compared to the prior period primarily driven by new rates in Oregon that took effect on November 1, 2020. Volumes increased by 5.3 million therms, or 5%, due primarily to higher usage from multiple customers, most notably in the pulp and paper and forest products industries.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Industrial sales and transportation margin increased by $1.0 million compared to the prior period primarily driven by new rates in Oregon that took effect on November 1, 2020. Volumes increased by 8.4 million therms, or 2%, due primarily to higher usage from multiple customers, most notably in the pulp and paper and forest products industries.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands	2021	2020	2021	2020
Cost of gas	$25,322	$23,797	$178,837	$173,657	$1,525	$5,180
Volumes sold (therms)(1)	73,950	70,629	520,486	499,756	3,321	20,730
Average cost of gas (cents per therm)	$0.34	$0.34	$0.34	$0.35	$—	$(0.01)
Gain (loss) from gas cost incentive sharing(2)	$(546)	$(33)	$(3,032)	$310	$(513)	$(3,342)
(1)This calculation excludes volumes delivered to industrial transportation customers.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2020 Form 10-K.

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Cost of gas increased $1.5 million, or 6%, compared to the prior year due to a 5% increase in volumes sold coupled with higher natural gas market prices.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Cost of gas increased $5.2 million, or 3%, primarily due to a $3.3 million higher loss from cost of gas incentive sharing, driven by costs related to the 2021 cold weather event that were not deferred for future recovery. The event resulted in approximately $29 million of higher commodity costs, of which approximately $27 million was deferred to a regulatory asset. The remaining increase in cost of gas is primarily the result of a 4% increase in volumes sold driven by customer growth and comparatively colder weather in 2021 as compared to 2020.

Other Regulated Services Margin
Other regulated services margin highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands	2021	2020	2021	2020
North Mist storage services	$4,716	$4,866	$14,147	$14,599	$(150)	$(452)
Other services	53	(463)	169	(352)	516	521
Total other regulated services	$4,769	$4,403	$14,316	$14,247	$366	$69

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Other regulated services margin increased $0.4 million compared to the prior period primarily due to a regulatory adjustment that occurred in the first nine months of 2020. The adjustment was made in accordance with the 2019 Oregon rate case and did not re-occur in 2021. The North Mist expansion facility did not experience any significant fluctuations in storage service revenue. See Note 7 for information regarding North Mist expansion lease accounting.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Other regulated services margin was relatively flat when compared to the prior period. The North Mist expansion facility did not experience any significant fluctuations in storage service revenue.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except EPS data	2021	2020	2021	2020
NW Natural other - net income	$2,279	$1,900	$10,435	$4,771	$379	$5,664
Other NW Holdings activity	363	1,543	(1,544)	220	(1,180)	(1,764)
NW Holdings other - net income	$2,642	$3,443	$8,891	$4,991	$(801)	$3,900
Diluted EPS - NW Holdings - other	$0.09	$0.11	$0.29	$0.16	$(0.02)	$0.13

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Other net income decreased $0.8 million at NW Holdings and increased $0.4 million at NW Natural. The increase at NW Natural was primarily due to an increase in interstate storage net income. The decrease at NW Holdings was driven by higher expenses at the holding company and a gain recognized in the prior period related to the sale of Trail West, partially offset by higher net income at NW Natural.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Other net income increased $3.9 million at NW Holdings and $5.7 million at NW Natural. The increase at NW Natural was primarily due to $7.6 million of higher asset management revenue primarily related to the 2021 cold weather event, partially offset by $2.1 million of income tax expense associated with the higher revenue. The increase at NW Holdings was driven by the increase at NW Natural, partially offset by higher project costs at the holding company.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2021	2020	2021	2020	Change	Change
NW Natural	$43,768	$38,657	$137,894	$126,111	$5,111	$11,783
Other NW Holdings operations and maintenance	3,561	2,695	11,673	8,145	866	3,528
NW Holdings	$47,329	$41,352	$149,567	$134,256	$5,977	$15,311

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Operations and maintenance expense increased $6.0 million at NW Holdings and $5.1 million at NW Natural. The increase at NW Natural was driven by the following:
•$2.3 million increase in professional service and information technology expenses;
•$1.2 million increase in lease expense related to a new headquarters and operations center; and
•$1.0 million increase related to certain operations and maintenance costs that were deferred to a regulatory asset, net of direct savings, in the third quarter of 2020.

The $0.9 million increase in other NW Holdings operations and maintenance expense primarily reflects higher holding company expenses and operating expenses from water and wastewater subsidiaries.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Operations and maintenance expense increased $15.3 million at NW Holdings and $11.8 million at NW Natural. The increase at NW Natural was driven by the following:
•$4.9 million increase in professional service and information technology expenses;
•$3.4 million increase in lease expense related to a new headquarters and operations center; and
•$2.2 million increase related to higher compensation and benefit costs.

The $3.5 million increase in other NW Holdings operations and maintenance expense primarily reflects higher project costs at the holding company and operating expenses from water and wastewater subsidiaries.

Depreciation and Amortization
Depreciation and amortization highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2021	2020	2021	2020	Change	Change
NW Natural	$27,719	$25,681	$82,418	$74,857	$2,038	$7,561
Other NW Holdings depreciation and amortization	719	253	2,261	1,588	466	673
NW Holdings	$28,438	$25,934	$84,679	$76,445	$2,504	$8,234

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Depreciation and amortization expense increased $2.5 million and $2.0 million at NW Holdings and NW Natural, respectively, primarily due to additional capital investments in the distribution system, Mist storage, and information technology systems, as well as resource and operations service center renovations.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Depreciation and amortization expense increased $8.2 million and $7.6 million at NW Holdings and NW Natural, respectively, primarily due to additional capital investments in the distribution system, Mist storage, and information technology systems, as well as resource and operations service center renovations.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2021	2020	2021	2020	Change	Change
NW Natural other income (expense), net	$(2,295)	$(4,002)	$(8,526)	$(10,744)	$1,707	$2,218
Other NW Holdings activity	79	715	171	842	(636)	(671)
NW Holdings other income (expense), net	$(2,216)	$(3,287)	$(8,355)	$(9,902)	$1,071	$1,547

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Other income (expense), net changed $1.1 million and $1.7 million at NW Holdings and NW Natural, respectively, primarily due to higher interest income on regulatory assets in the current quarter and lower pension non-service costs. The decrease at other NW Holdings was driven by a gain recognized in the prior period related to the sale of Trail West. Other income (expense), net primarily consists of regulatory interest, pension and other postretirement non-service costs, gains from company-owned life insurance, and donations.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Other income (expense), net changed $1.5 million and $2.2 million at NW Holdings and NW Natural, respectively, primarily due to higher interest income on regulatory assets and lower pension non-service costs. The decrease at other NW Holdings was driven by a gain recognized in the prior period related to the sale of Trail West.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2021	2020	2021	2020	Change	Change
NW Natural	$10,850	$8,806	$32,336	$30,518	$2,044	$1,818
Other NW Holdings interest expense, net	325	359	993	1,821	(34)	(828)
NW Holdings	$11,175	$9,165	$33,329	$32,339	$2,010	$990

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Interest expense, net increased $2.0 million at both NW Holdings and NW Natural. The increase at NW Natural is primarily due to $1.7 million of higher interest on commercial paper borrowings and $0.3 million lower AFUDC debt interest income. The increase at NW Holdings includes the increase at NW Natural while interest on debt at NW Holdings was relatively flat.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Interest expense, net increased $1.0 million and $1.8 million at NW Holdings and NW Natural, respectively. The increase at NW Natural is primarily due to $1.3 million lower AFUDC debt interest income and $0.7 million of higher interest on long-term debt. The increase at NW Holdings includes the increase at NW Natural partially offset by lower interest on the credit agreement at NW Holdings.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2021	2020	2021	2020	Change	Change
NW Natural income tax expense (benefit)	$(7,212)	$(6,057)	$13,628	$6,942	$(1,155)	$6,686
NW Holdings income tax expense (benefit)	$(7,127)	$(5,363)	$13,117	$7,092	$(1,764)	$6,025

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Income tax benefit increased $1.2 million at NW Natural and $1.8 million at NW Holdings. The increase in income tax benefit is primarily due to a higher pre-tax loss in the current period compared to the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Income tax expense increased $6.7 million at NW Natural and $6.0 million at NW Holdings. The increase in income tax expense is primarily due to an increase in pre-tax income and Oregon's Corporate Activity Tax, partially offset by the ongoing amortization of TCJA benefits.

Discontinued Operations
On June 20, 2018, NWN Gas Storage, a wholly owned subsidiary of NW Holdings, entered into a Purchase and Sale Agreement (the Agreement) that provided for the sale by NWN Gas Storage of all of its membership interests in Gill Ranch. Gill Ranch owns a 75% interest in a natural gas storage facility located near Fresno, California known as the Gill Ranch Gas Storage Facility.

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

The results of Gill Ranch Storage have been determined to be discontinued operations until the date of sale and are presented separately, net of tax, from the results of continuing operations of NW Holdings for all periods presented. See Note 18 for more information on the Agreement and the results of our discontinued operations.

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

NW Holdings' consolidated capital structure was as follows:

	September 30,		December 31,
	2021	2020	2020
Common equity	49.3%	47.2%	48.2%
Long-term debt (including current maturities)	50.7	52.8	51.8
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure was as follows:

	September 30,		December 31,
	2021	2020	2020
Common equity	49.3%	46.8%	47.7%
Long-term debt (including current maturities)	50.7	53.2	52.3
Total	100.0%	100.0%	100.0%

Including short-term debt balances, as of September 30, 2021 and 2020, and December 31, 2020, NW Holdings' consolidated capital structure included common equity of 40.4%, 42.0% and 41.4%; long-term debt of 41.5%, 42.3% and 40.0%; and short-term debt including current maturities of long-term debt of 18.1%, 15.7% and 18.6%, respectively. As of September 30, 2021 and 2020, and December 31, 2020, NW Natural's consolidated capital structure included common equity of 40.5%, 43.0%, and 42.1%; long-term debt of 41.5%, 45.8% and 43.2%; and short-term debt including current maturities of long-term debt of 18.0%, 11.2%, and 14.7%, respectively.

Liquidity and Capital Resources
At September 30, 2021 and 2020, NW Holdings had approximately $19.5 million and $35.9 million, and NW Natural had approximately $9.7 million and $27.1 million of cash and cash equivalents, respectively. As the COVID-19 pandemic developed in March 2020, markets displayed significant volatility. In response to that volatility and possible implications for the availability of access to the capital markets, NW Natural and NW Holdings undertook a number of measures to increase cash on hand to ensure ample liquidity. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and

NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the quarter ended September 30, 2021, NW Holdings issued and sold 41,421 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $2.1 million, net of fees and commissions paid to agents of $22 thousand. As of September 30, 2021, NW Holdings had issued and sold 41,421 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $2.1 million, net of fees and commissions paid to agents of $22 thousand.

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

At September 30, 2021, NW Natural satisfied the ring-fencing provisions described above.

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

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at September 30, 2021. If the credit risk-related contingent features underlying these contracts were triggered on September 30, 2021, assuming NW Natural's long-term debt ratings dropped to non-investment grade levels, we would not be required to post collateral with counterparties, including estimates for adequate assurance. See "Credit Ratings" below and Note 16.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include pension contribution requirements and environmental expenditures. For additional information, see Part II, Item 7 "Financial Condition" in the 2020 Form 10-K.

Contractual Obligations
NW Natural Renewables is a newly formed and non-regulated subsidiary of NW Natural Holdings established to pursue non-regulated renewable activities. In September 2021, a subsidiary of NW Natural Renewables and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to develop two production facilities that are designed to convert landfill waste gases to renewable natural gas (RNG). Testing and commissioning of the production facilities are expected to occur in 2023. Upon completion of each facility, NW Natural Renewables is committed to make cash payments totaling $50.1 million to partially fund the infrastructure required to condition biogas and connect gas production to existing regional pipeline networks.

Alongside these development agreements, a subsidiary of NW Natural Renewables and a subsidiary of EDL executed agreements designed to secure a 20-year supply of RNG. At September 30, 2021, the amount of RNG purchases based on prices and quantities specified in the agreements are as follows: approximately $9.2 million in 2023, $10.5 million in 2024, $21.0 million in 2025 and $605.0 million thereafter.

See Part II, Item 7, "Financial Condition—Contractual Obligations" in the 2020 Form 10-K for additional contractual obligations.

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

In June 2021, NW Natural entered into a $100.0 million 364-Day Term Loan Credit Agreement (Term Loan) and borrowed the full amount. All principal and unpaid interest under the Term Loan is due and payable in June 2022. The Term Loan requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at September 30, 2021, with a consolidated indebtedness to total capitalization ratio of 59.5%.

At September 30, 2021 and 2020, NW Holdings had short-term debt outstanding of $399.5 million and $223.0 million, respectively. At September 30, 2021 and 2020, NW Natural had short-term debt outstanding of $370.5 million and $150.0 million, respectively. NW Holdings' short-term debt at September 30, 2021 consisted of $29.0 million in revolving credit agreement loans at NW Holdings, $270.5 million of commercial paper outstanding at NW Natural, and the aforementioned $100.0 million Term Loan. The weighted average interest rate on the revolving credit agreement at September 30, 2021 was 1.1% at NW Holdings. The weighted average interest rate of commercial paper and the Term Loan outstanding at September 30, 2021 was 0.2% and 0.7%, respectively, at NW Natural.

Credit Agreements
NW Holdings
At September 30, 2021, NW Holdings had a $100 million credit agreement, with a feature that allows it to request increases in the total commitment amount up to a maximum of $150 million. The maturity date of the agreement is October 2, 2023, with available extensions of commitments for two additional one-year periods, subject to lender approval. On November 3, 2021, NW Holdings and the parties to the credit agreement amended and restated the agreement to, among other things, increase the initial commitment to $200 million with a feature that allows it to request increases in the total commitment amount up to a maximum of $300 million, and extend the maturity date to November 3, 2026, with available extensions of commitments for two additional one-year periods, subject to lender approval (Amended NW Holdings Credit Agreement).

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2021 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$100
Total	$100

The lenders remain the same under the Amended NW Holdings Credit Agreement with a loan commitment of $200 million. Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. At September 30, 2021, September 30, 2020 and December 31, 2020, $29.0 million, $73.0 million and $73.0 million were drawn under the existing NW Holdings Credit Agreement, respectively.

The existing and amended credit agreements permit the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement as existing and amended is due and payable on the maturity date. The existing and amended NW Holding credit agreements require NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at September 30, 2021 and 2020, with consolidated indebtedness to total capitalization ratios of 59.6% and 58.0%, respectively.

The existing and amended agreements also require NW Holdings to maintain debt ratings (which are defined by a formula using NW Natural's credit ratings in the event NW Holdings does not have a credit rating) with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in its senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Holdings' debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreements. Rather, interest rates on any loans outstanding under the credit agreements are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed. NW Holdings does not currently maintain ratings with S&P or Moody's.

NW Natural
At September 30, 2021, NW Natural had a $300 million credit agreement, with a feature that allows it to request increases in the total commitment amount up to a maximum of $450 million. The maturity date of the agreement is October 2, 2023, with an available extension of commitments for two additional one-year periods, subject to lender approval. On November 3, 2021, NW Natural and the parties to the credit agreement amended and restated the agreement to, among other things, increase the initial commitment to $400 million with a feature that allows it to request increases in the total commitment amount up to a maximum of $600 million, and extend the maturity date to November 3, 2026, with available extensions of commitments for two additional one-year periods, subject to lender approval (Amended NW Natural Credit Agreement).

All lenders under the agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2021 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$300
Total	$300

The lenders remain the same under the Amended NW Natural Credit Agreement with a loan commitment of $400 million. Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. NW Natural did not have any outstanding balances drawn under this credit facility at September 30, 2021, September 30, 2020 and December 31, 2020.

The existing and amended credit agreements permit the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under both credit agreements is due and payable on the maturity date. The existing and amended credit agreements permit NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at September 30, 2021 and 2020, with consolidated indebtedness to total capitalization ratios of 59.5% and 57.0%, respectively.

The existing and amended agreements also require NW Natural to maintain credit ratings with S&P and Moody’s and notify the lenders of any change in NW Natural's senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Natural's debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the agreement are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreement when ratings are changed. See "Credit Ratings" below.

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

Long-Term Debt
In June 2021, NW Natural Water entered into a five-year term loan credit agreement for $55.0 million and borrowed the full amount. The loan carried an interest rate of 0.9% at September 30, 2021, which is based upon the one-month LIBOR rate plus a spread. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at September 30, 2021, with a consolidated indebtedness to total capitalization ratio of 59.6%.

At September 30, 2021, NW Holdings and NW Natural had long-term debt outstanding of $916.3 million and $857.8 million, respectively, which included $7.1 million and $6.9 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2023 through 2050, interest rates ranging from 2.8% to 7.9%, and a weighted average interest rate of 4.5%.

In August 2021, NW Natural retired $10.0 million of FMBs with an interest rate of 9.1%. In September 2021, NW Natural Retired $50.0 million of FMBs with an interest rate of 3.2%. No other long-term debt is scheduled to mature over the next twelve months as of September 30, 2021.

See Part II, Item 7, "Financial Condition—Contractual Obligations" in the 2020 Form 10-K for long-term debt maturing over the next five years.

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of September 30, 2021. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows
Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

	Nine Months Ended September 30,
In thousands	2021	2020	YTD Change
NW Natural cash provided by operating activities	$161,828	$156,970	$4,858
NW Holdings cash provided by operating activities	$181,724	$150,797	$30,927

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Cash provided by operating activities increased $30.9 million at NW Holdings and increased $4.9 million at NW Natural. The significant factors contributing to the increase at NW Holdings were as follows:
•$51.1 million increase in the regulatory incentive sharing mechanism related to revenues earned from Mist gas storage and asset management activities primarily related to the 2021 cold weather event;
•$14.1 million of lower contributions to the defined benefit pension plan; and
•$13.4 million increase in net income; partially offset by
•$30.9 million increase in net deferred gas costs as the actual costs for the nine months ended September 30, 2021 were 27% above the PGA estimates primarily due to the 2021 cold weather event as opposed to gas costs for the nine months ended September 30, 2020 that were 3% below estimates embedded in the PGA; and
•$16.2 million increase in inventories primarily driven by higher gas costs.

During the nine months ended September 30, 2021, NW Natural contributed $9.6 million to the NGD segment's qualified defined benefit pension plan compared to $23.7 million for the same period in 2020. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural does not expect to make any further plan contributions during the remainder of 2021. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 10.

The increase in cash provided by operating activities at NW Natural was primarily driven by the increase discussed above, partially offset by a $16.9 million decrease in income and other taxes.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For additional information, see Part II, Item 7 "Financial Condition—Contractual Obligations" and Note 17 in the 2020 Form 10-K.
Investing Activities

	Nine Months Ended September 30,
In thousands	2021	2020	YTD Change
NW Natural cash used in investing activities	$(197,169)	$(188,611)	$(8,558)
NW Holdings cash used in investing activities	$(203,521)	$(226,765)	$23,244

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Cash used in investing activities decreased $23.2 million at NW Holdings and increased $8.6 million at NW Natural. NW Holdings' decrease in cash used in investing activities was primarily due to $38.1 million of cash used for water and waste water acquisitions, net of cash acquired, during the nine months ended September 30, 2020. The increase at NW Natural is primarily due to an increase in capital expenditures of $10.8 million partially offset by decreased leasehold improvement expenditures of $7.3 million.

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

Financing Activities

	Nine Months Ended September 30,
In thousands	2021	2020	YTD Change
NW Natural cash provided by financing activities	$37,469	$55,112	$(17,643)
NW Holdings cash provided by financing activities	$14,015	$104,503	$(90,488)

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO SEPTEMBER 30, 2020. Cash provided by financing activities decreased $90.5 million and $17.6 million at NW Holdings and NW Natural, respectively. The decrease in cash provided by financing activities at NW Natural was driven by a $135.0 million decrease in long-term debt, partially offset by an increase of $114.1 million in higher borrowings of short-term debt instruments.

In addition to the decrease at NW Natural, the decrease in cash provided by financing activities at NW Holdings was primarily due to the repayment of the $35.0 million two-year loan agreement at NW Natural Water and lower borrowings on NW Holdings' credit facility during the nine months ended September 30, 2021, partially offset by the proceeds from the $55.0 million five-year term loan credit agreement at NW Natural Water.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2020 Form 10-K. At September 30, 2021, NW Natural's total estimated liability related to environmental sites is $105.7 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in the 2020 Form 10-K and Note 17.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. This section describes NW Holdings' and NW Natural's exposure to these risks, as applicable. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the nine months ended September 30, 2021. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2020 Form 10-K.

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

There have been no changes in NW Natural's or NW Holdings' internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
07/01/21-07/31/21	—	—	—	—
08/01/21-08/31/21	2,877	$53.67	—	—
09/01/21-09/30/21	—	—	—	—
Total	2,877	$53.67	2,124,528	$16,732,648
(1)During the quarter ended September 30, 2021, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. However, 2,877 shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs. During the quarter ended September 30, 2021, no shares of NW Holdings common stock were accepted as payment for stock option exercises pursuant to the NW Natural Restated Stock Option Plan.
(2)During the quarter ended September 30, 2021, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. In May 2019, we received NW Holdings Board approval to extend the repurchase program through May 2022. For more information on this program, refer to Note 5 in the 2020 Form 10-K.

ITEM 5. OTHER INFORMATION

This disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 2.03 of Form 8-K.

New NW Holdings Credit Facility
On November 3, 2021, NW Holdings entered into an amended and restated credit agreement for unsecured revolving loans with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents, and J.P. Morgan Securities, LLC as the sustainability structuring agent (NW Holdings Facility). The aggregate commitment under the NW Holdings Facility is $200 million, with an accordion feature whereby NW Holdings may request, subject to certain agent or lender consent rights, increases in the aggregate commitment amount up to an additional $100 million. As of November 5, 2021, NW Holdings had borrowed $129 million on the NW Holdings Facility, leaving $71 million to be drawn. The NW Holdings Facility is expected to be drawn on from time to time and used for general corporate purposes, including, but not limited to, contributions from NW Holdings to its subsidiaries for working capital and other general corporate purposes.

The NW Holdings Facility will also permit the usage of a portion of the revolving credit facility for the issuance of letters of credit in an aggregate amount up to $40 million for the account of NW Holdings. Generally, NW Holdings is required to reimburse drawings on letters of credit on the same day such drawings are made, provided that NW Holdings may (subject to the conditions to borrowing set forth in the NW Holdings Facility) finance such reimbursements with a revolving loan that will bear interest at the Alternate Base Rate (as defined).

The maturity date for the NW Holdings Facility is November 3, 2026, provided that NW Holdings may request, subject to lender consent rights, up to two, additional one-year extensions. NW Holdings may prepay any ABR Loan (as defined) without premium payment or penalty. NW Holdings may prepay a Term Benchmark Loan (as defined) without premium or penalty except customary breakage fees if prepaid on a date that is other than the end of the applicable interest period.

Under the terms of the NW Holdings Facility, NW Holdings will pay arrangement fees, upfront fees, administrative agent fees, letter of credit fronting fees and annual facility fees but is not required to maintain compensating bank balances. The interest rates on borrowings under the NW Holdings Facility are based on the Debt Rating (as defined), which is defined as certain credit ratings assigned by Standard & Poor's (S&P) or Moody's Investor Services (Moody's) to certain categories of indebtedness of NW Holdings or NW Natural (depending on which credit ratings are available).

The NW Holdings Facility requires that NW Natural maintain credit ratings with S&P and Moody’s and that NW Holdings notify the banks of any change in the Debt Rating. A change in the Debt Rating is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition to drawing upon the NW Holdings Facility. However, interest rates on any loans outstanding under the NW Holdings Facility are tied to the Debt Rating, which would increase or decrease the cost of borrowings when ratings are changed.

Interest on any borrowing under the NW Holdings Facility, is payable (a) with respect to any ABR Loan, on the second business day following the last day of each of March, June, September and December and (b) with respect to any Term Benchmark Loan, on the last day of the Interest Period (as defined) applicable thereto or, in the case of a Term Benchmark Borrowing with an Interest Period of more than three months’ duration, each day prior to the last day of such Interest Period that occurs at intervals of three months’ duration after the first day of such Interest Period.

The NW Holdings Facility requires NW Holdings to maintain a ratio of Consolidated Indebtedness to Total Capitalization (each as defined) of 70 percent or less. Failure to comply with this financial covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding.

New NW Natural Credit Facility
On November 3, 2021, NW Natural entered into an amended and restated credit agreement for unsecured revolving loans with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents, and J.P. Morgan Securities, LLC as the sustainability structuring agent (NW Natural Facility). The aggregate commitment under the NW Natural Facility is $400 million, with an accordion feature whereby NW Natural may request, subject to certain agent or lender consent rights, increases in the aggregate commitment amount up to an additional $200 million. NW Natural expects the NW Natural Facility to be used primarily to back the NW Natural commercial paper program.

The NW Natural Facility will also permit the usage of a portion of the revolving credit facility for the issuance of letters of credit in an aggregate amount up to $60 million for the account of NW Natural. Generally, NW Natural is required to reimburse drawings on letters of credit on the same day such drawings are made, provided that NW Natural may (subject to the conditions to borrowing set forth in the NW Natural Facility) finance such reimbursements with a revolving loan that will bear interest at the Alternate Base Rate (as defined in the NW Natural Facility).

The maturity date for the NW Natural Facility is November 3, 2026, provided that NW Natural may request, subject to lender consent rights, up to two, additional one-year extensions. NW Natural may prepay any ABR Loan (as defined) without premium payment or penalty. NW Natural may prepay a Term Benchmark Loan (as defined) without premium or penalty except customary breakage fees if prepaid on a date that is other than the end of the applicable interest period.

Under the terms of the NW Natural Facility, NW Natural will pay arrangement fees, upfront fees, administrative agent fees, letter of credit fees and annual facility fees but is not required to maintain compensating bank balances. The interest rates on borrowings under the NW Natural Facility, are based on the Debt Rating (as defined), which is defined as certain credit ratings assigned by Standard & Poor's (S&P) or Moody's Investor Services (Moody's) to certain categories of indebtedness of NW Natural (depending) on which credit ratings are available.

The NW Natural Facility requires that NW Natural maintain credit ratings with S&P and Moody’s and that NW Natural notify the banks of any change in the Debt Rating. A change in the Debt Rating is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition to drawing upon the NW Natural Facility. However, interest rates on any loans outstanding under the NW Natural Facility are tied to the Debt Rating, which would increase or decrease the cost of borrowings when ratings are changed.

Interest on any borrowing under the NW Natural Facility, is payable (a) with respect to any ABR Loan, on the second business day following the last day of each of March, June, September and December and (b) with respect to any Term Benchmark Loan, on the last day of the Interest Period (as defined) applicable thereto or, in the case of a Term Benchmark Borrowing with an Interest Period of more than three months’ duration, each day prior to the last day of such Interest Period that occurs at intervals of three months’ duration after the first day of such Interest Period.

The NW Natural Facility requires NW Natural to maintain a ratio of Consolidated indebtedness to Total Capitalization (each as defined) of 70 percent or less. Failure to comply with this financial covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2021

Exhibit Index
Exhibit Number	Document
4.1
Amended and Restated Credit Agreement, dated as of November 3, 2021, among Northwest Natural Holding Company and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents.

4.2
Amended and Restated Credit Agreement, dated as of November 3, 2021, among Northwest Natural Gas Company and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents.

10.1	Deferred Compensation Plan for Directors and Executives, effective January 1, 2005, restated as of September 23, 2021.

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	November 5, 2021
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	November 5, 2021
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller