Form 10-K
period 2021-12-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2022-02-25
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________

Commission file number	1-38681					Commission file number	1-15973

NORTHWEST NATURAL HOLDING COMPANY						NORTHWEST NATURAL GAS COMPANY
(Exact name of registrant as specified in its charter)						(Exact name of registrant as specified in its charter)
Oregon	82-4710680					Oregon	93-0256722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)					(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 S.W. Taylor Street	Portland	Oregon		97204		250 S.W. Taylor Street	Portland	Oregon		97204
(Address of principal executive offices)			(Zip Code)			(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (503) 226-4211						Registrant’s telephone number, including area code: (503) 226-4211

Securities registered pursuant to Section 12(b) of the Act:
Registrant			Title of each class			Trading Symbol	Name of each exchange on which registered
Northwest Natural Holding Company			Common Stock			NWN	New York Stock Exchange
Northwest Natural Gas Company			None			None	None
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
NORTHWEST NATURAL HOLDING COMPANY		Yes	☒	No	☐	NORTHWEST NATURAL GAS COMPANY		Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
NORTHWEST NATURAL HOLDING COMPANY		Yes	☐	No	☒	NORTHWEST NATURAL GAS COMPANY		Yes	☐	No	☒

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

As of the end of the second quarter of 2021, the aggregate market value of the shares of Common Stock of Northwest Natural Holding Company (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2021) held by non-affiliates was $1,593,506,169.

At February 17, 2022, 31,155,771 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northwest Natural Holding Company's Proxy Statement, to be filed in connection with the 2022 Annual Meeting of Shareholders, are incorporated by reference in Part III.

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
Cost of Gas
The delivered cost of natural gas sold to customers, including the cost of gas purchased or withdrawn/produced from storage inventory or reserves, gains and losses from gas commodity hedges, pipeline demand costs, seasonal demand cost balancing adjustments, renewable thermal certificate costs and regulatory gas cost deferrals

Decoupling	A natural gas billing rate mechanism, also referred to as a conservation tariff, which is designed to allow a utility to encourage industrial and small commercial customers to conserve energy while not adversely affecting the utility's earnings due to reductions in sales volumes
Demand Cost	A component in NGD customer rates representing the cost of securing firm pipeline capacity, whether the capacity is used or not
EE/CA	Engineering Evaluation / Cost Analysis
Encana	Encana Oil & Gas (USA) Inc.
Energy Corp	Northwest Energy Corporation, a wholly-owned subsidiary of Northwest Natural Gas Company
EPA	Environmental Protection Agency
EPS	Earnings per share
ECRM	Environmental Cost Recovery Mechanism, a billing rate mechanism for recovering prudently incurred environmental site remediation costs allocable to Washington customers through NGD customer billings
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission; the entity regulating interstate storage services offered by the Mist gas storage facility
Firm Service	Natural gas service offered to customers under contracts or rate schedules that will not be disrupted to meet the needs of other customers
FMBs	First Mortgage Bonds
General Rate Case	A periodic filing with state or federal regulators to establish billing rates for utility customers
GHG	Greenhouse gases
GTN	Gas Transmission Northwest, LLC which owns a transmission pipeline serving California and the Pacific Northwest
Heating Degree Days	Units of measure reflecting temperature-sensitive consumption of natural gas, calculated by subtracting the average of a day’s high and low temperatures from 59 degrees Fahrenheit
Interruptible Service	Natural gas service offered to customers (usually large commercial or industrial users) under contracts or rate schedules that allow for interruptions when necessary to meet the needs of firm service customers
Interstate Storage Services	The portion of the Mist gas storage facility not used to serve NGD customers, instead serving utilities, gas marketers, electric generators, and large industrial users
IPUC	Public Utility Commission of Idaho; the entity that regulates NW Holdings' regulated water businesses with respect to rates and terms of service, among other matters
IRP	Integrated Resource Plan
KB	Kelso-Beaver Pipeline, of which 10% is owned by KB Pipeline Company, a subsidiary of NNG Financial Corporation
LIBOR	London Interbank Offered Rate

LNG	Liquefied Natural Gas, the cryogenic liquid form of natural gas. To reach a liquid form at atmospheric pressure, natural gas must be cooled to approximately negative 260 degrees Fahrenheit
Moody's	Moody's Investors Service, Inc., credit rating agency
NAV	Net Asset Value
NGD	Natural Gas Distribution, a segment of Northwest Natural Holding Company and Northwest Natural Gas Company that provides regulated natural gas distribution services to residential, commercial, and industrial customers in Oregon and Southwest Washington
NGD Margin	A financial measure used by NW Natural's CODM consisting of NGD operating revenues less the associated cost of gas, revenue taxes, and environmental recoveries
NNG Financial	NNG Financial Corporation, a wholly-owned subsidiary of NW Holdings
NOL	Net Operating Loss
NRD	Natural Resource Damages
NW Holdings	Northwest Natural Holding Company
NW Natural	Northwest Natural Gas Company, a wholly-owned subsidiary of NW Holdings
NW Natural Renewables	NW Natural Renewables Holdings, LLC, a wholly-owned subsidiary of NW Holdings
NWN Energy	NW Natural Energy, LLC, a wholly-owned subsidiary of NW Holdings
NWN Gas Reserves	NWN Gas Reserves LLC, a wholly-owned subsidiary of Energy Corp
NWN Gas Storage	NW Natural Gas Storage, LLC, a wholly-owned subsidiary of NWN Energy
NWN Water	NW Natural Water Company, LLC, a wholly-owned subsidiary of NW Holdings
ODEQ	Oregon Department of Environmental Quality
OPEIU	Office and Professional Employees International Union Local No. 11, AFL-CIO, the Union which represents NW Natural's bargaining unit employees
OPUC	Public Utility Commission of Oregon; the entity that regulates our Oregon natural gas and regulated water businesses with respect to rates and terms of service, among other matters; the OPUC also regulates the Mist gas storage facility's intrastate storage services
PBGC	Pension Benefit Guaranty Corporation
PGA	Purchased Gas Adjustment, a regulatory mechanism primarily used to adjust natural gas customer rates to reflect changes in the forecasted cost of gas and differences between forecasted and actual gas costs from the prior year
Portland General	Portland General Electric; primary customer of the North Mist gas storage facility
PHMSA	U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration
PRP	Potentially Responsible Parties
PUCT	Public Utility Commission of Texas; the entity that regulates NW Holdings' regulated water businesses with respect to rates and terms of service, among other matters
RI/FS	Remedial Investigation / Feasibility Study
RNG	Renewable Natural Gas, a source of natural gas derived from organic materials which may be captured, refined, and distributed on natural gas pipeline systems
RNG Hold Co	NW Natural RNG Holding Company, LLC, a wholly-owned subsidiary of Northwest Natural Gas Company
ROD	Record of Decision
ROE	Return on Equity, a measure of corporate profitability, calculated as net income or loss divided by average common equity. Authorized ROE refers to the equity rate approved by a regulatory agency for use in determining utility revenue requirements
ROR	Rate of Return, a measure of return on utility rate base. Authorized ROR refers to the rate of return approved by a regulatory agency and is generally discussed in the context of ROE and capital structure
RTCs	Renewable Thermal Certificates
S&P	Standard & Poor's Financial Services LLC, a credit rating agency and a subsidiary of S&P Global Inc.
Sales Service	Service provided whereby a customer purchases both natural gas commodity supply and transportation from the NGD business
SEC	U.S. Securities and Exchange Commission
SRRM	Site Remediation and Recovery Mechanism, a billing rate mechanism for recovering prudently incurred environmental site remediation costs allocable to Oregon through NGD customer billings, subject to an earnings test
Therm	The basic unit of natural gas measurement, equal to one hundred thousand British thermal units

Transportation Service	Service provided whereby a customer purchases natural gas directly from a supplier but pays the utility to transport the gas over its distribution system to the customer’s facility
U.S. GAAP	Accounting principles generally accepted in the United States of America
WARM	An Oregon billing rate mechanism applied to natural gas residential and commercial customers to adjust for temperature variances from average weather
WUTC	Washington Utilities and Transportation Commission, the entity that regulates our Washington natural gas and regulated water businesses with respect to rates and terms of service, among other matters

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to the safe harbors created by such Act. Forward-looking statements can be identified by words such as anticipates, assumes, intends, plans, seeks, believes, estimates, expects, will, and similar references (including the negatives thereof) to future periods. Examples of forward-looking statements include, but are not limited to, statements regarding the following:
•plans, projections and predictions;
•objectives, goals, visions or strategies;
•assumptions, generalizations and estimates;
•ongoing continuation of past practices or patterns;
•future events or performance;
•trends;
•risks;
•uncertainties;
•timing and cyclicality;
•economic conditions;
•earnings and dividends;
•capital expenditures and allocation;
•capital markets or access to capital;
•capital or organizational structure;
•matters related to climate change and our role in decarbonization or a low-carbon future;
•renewable natural gas, environmental attributes related thereto, and hydrogen;
•our strategy to reduce greenhouse gas emissions and the efficacy of communicating that strategy to stakeholders and communities;
•the policies and priorities of the current presidential administration and U.S. Congress;
•growth;
•customer rates;
•pandemic and related illness or quarantine, including COVID-19 and related variants, economic conditions related thereto, the resumption of normal business operations, availability and acceptance of vaccinations, and potential future shutdowns;
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
•business development efforts, including new business lines such as unregulated renewable natural gas, and acquisitions and integration thereof;
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
•costs of compliance, and our ability to include those costs in rates;
•customers bypassing our infrastructure;
•credit exposures;
•uncollectible account amounts;
•rate or regulatory outcomes, recovery or refunds, and the availability of public utility commissions to take action;
•impacts or changes of executive orders, laws, rules and regulations, or legal challenges related thereto;
•tax liabilities or refunds, including effects of tax legislation;
•levels and pricing of gas storage contracts and gas storage markets;
•outcomes, timing and effects of potential claims, litigation, regulatory actions, and other administrative matters;
•projected obligations, expectations and treatment with respect to, and the impact of new legislation on, retirement plans;
•international, federal, state, and local efforts to regulate, in a variety of ways, greenhouse gas emissions, and the effects of those efforts;
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

ITEM 1. BUSINESS

OVERVIEW

NW Holdings is a holding company headquartered in Portland, Oregon and owns NW Natural, NW Natural Water Company, LLC (NWN Water), NW Natural Renewables Holdings, LLC, a non-regulated subsidiary established to pursue non-regulated renewable natural gas activities, and other businesses and activities. NW Natural is NW Holdings’ largest subsidiary. NW Natural owns NW Natural RNG Holding Company, LLC, a holding company established to invest in the development and procurement of regulated renewable natural gas for NW Natural.

NW Natural distributes natural gas to residential, commercial, and industrial customers in Oregon and southwest Washington. NW Natural and its predecessors have supplied gas service to the public since 1859, was incorporated in Oregon in 1910, and began doing business as NW Natural in 1997. NW Natural's natural gas distribution activities are reported in the natural gas distribution (NGD) segment. All other business activities, including certain gas storage activities, water businesses, non-regulated renewable natural gas activities and other investments and activities are aggregated and reported as "other" at their respective registrant.

NATURAL GAS DISTRIBUTION (NGD) SEGMENT

Both NW Holdings and NW Natural have one reportable segment, the NGD segment, which is operated by NW Natural. NGD provides natural gas service through approximately 786,000 meters in Oregon and southwest Washington. Approximately 88% of customers are located in Oregon and 12% are located in southwest Washington.

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

Customers
The NGD business serves residential, commercial, and industrial customers with no individual customer accounting for more than 10% of NW Natural's or NW Holdings' revenues. On an annual basis, residential and commercial customers typically account for approximately 60% of NGD volumes delivered and approximately 90% of NGD margin. Industrial and other customers largely account for the remaining volumes and margin.

The following table presents summary meter information for the NGD segment as of December 31, 2021:

	Number of Meters	% of Volumes	% of Margin
Residential	715,958	38%	65%
Commercial	68,961	21%	24%
Industrial	978	41%	7%
Other(1)	N/A	N/A	4%
Total	785,897	100%	100%

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

To help manage gas supplies, industrial tariffs are designed to provide some certainty regarding industrial customers' volumes by requiring an annual service election, special rates or possible restrictions for changes between elections, and in some cases, a minimum or maximum volume requirement before changing options.

Customer growth rates for natural gas utilities in the Pacific Northwest historically have been among the highest in the nation due to lower market saturation as natural gas became widely available as a residential heating source after other fuel options. We estimate natural gas was in approximately 63% of single-family residential homes in NW Natural's service territory in 2021. Customer growth in our region comes mainly from the following sources: single-family housing, both new construction and conversions; multifamily housing new construction; and commercial buildings, both new construction and conversions. Single-family new construction has consistently been our largest source of growth. Continued customer growth is closely tied to the comparative price of natural gas to electricity and fuel oil and the economic health of Portland, Oregon and Vancouver, Washington. We believe there is potential for continued growth as natural gas is a preferred direct energy source due to its affordability, reliability, comfort, and convenience.

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

The projected maximum design day firm NGD customer sales is approximately 10 million therms. Of this total, the NGD business is currently capable of meeting about 55% of requirements with gas from storage located within or adjacent to its service territory, while the remaining supply requirements would come from gas purchases under firm gas purchase contracts and recall agreements.

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

The following table shows the sources of supply projected to be used to satisfy the design day sales for the 2021-22 winter heating season:

Therms in millions	Therms	Percent
Sources of NGD supply:
Firm supply purchases	3.4	34%
Mist underground storage (NGD only)	3.1	31%
Company-owned LNG storage	1.9	19%
Off-system storage contract	0.5	5%
Pipeline segmentation capacity	0.6	6%
Recall agreements	0.4	4%
Peak day citygate deliveries	0.1	1%
Total	10.0	100%

The OPUC and WUTC have Integrated Resource Planning (IRP) processes in which utilities define different growth scenarios and corresponding resource and compliance strategies in an effort to evaluate supply and demand resource and compliance requirements, consider uncertainties in the planning process and the need for flexibility to respond to changes, and establish a plan for providing reliable service at the least cost.

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

Diversity of Supply Sources
NW Natural purchases gas supplies primarily from the Alberta and British Columbia provinces of Canada and multiple receipt points in the U.S. Rocky Mountains to protect against regional supply disruptions and to take advantage of price differentials. For 2021, 62% of gas supply came from Canada, with the balance primarily coming from the U.S. Rocky Mountain region. The extraction of shale gas has increased the availability of gas supplies throughout North America. We believe gas supplies available in the western United States and Canada are adequate to serve NGD customer requirements for the foreseeable future. NW Natural continues to evaluate the long-term supply mix based on projections of gas production and pricing in the U.S. Rocky Mountain region as well as other regions in North America.

NW Natural supplements firm gas supply purchases with gas withdrawals from gas storage facilities, including underground reservoirs and LNG storage facilities. Storage facilities are generally injected with natural gas during the off-peak months in the spring and summer, and the gas is withdrawn for use during peak demand months in the winter.

The following table presents the storage facilities available for NGD business supply:

	Maximum Daily Deliverability (therms in millions)	Designed Storage Capacity (Bcf)
Gas Storage Facilities
Owned Facility
Mist, Oregon (Mist Facility)(1)	3.1	11.3
Mist, Oregon (North Mist Facility)(2)	1.3	4.1
Contracted Facility
Jackson Prairie, Washington(3)	0.5	1.1
LNG Facilities
Owned Facilities
Newport, Oregon	0.6	1.0
Portland, Oregon	1.3	0.6
Total	6.8	18.1
(1)     The Mist gas storage facility has a total maximum daily deliverability of 5.7 million therms and a total designed storage capacity of about 17.0 Bcf, of which 3.1 million therms of daily deliverability and 11.3 Bcf of storage capacity are reserved for NGD business customers.
(2)     The North Mist facility is contracted to exclusively serve Portland General Electric, a local electric utility, and may not be used to serve other NGD customers. See "North Mist Gas Storage Facility" below for more information.
(3)     The storage facility is located near Chehalis, Washington and is contracted from Northwest Pipeline, a subsidiary of The Williams Companies.

The Mist facility serves NGD segment customers and is also used for non-NGD purposes, primarily for contracts with gas storage customers, including utilities and third-party marketers. Under regulatory agreements with the OPUC and WUTC, gas storage at Mist can be developed in advance of NGD customer needs but is subject to recall when needed to serve such customers as their demand increases. When storage capacity is recalled for NGD purposes it becomes part of the NGD segment. In 2021, the NGD business did not recall additional deliverability or associated storage capacity to serve customer needs. The North Mist facility is contracted for the exclusive use of Portland General Electric, a local electric utility, and may not be used to serve other NGD customers. See "North Mist Gas Storage Facility" below.

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

During 2021, a total of 807 million therms were purchased under contracts with durations as follows:

Contract Duration (primary term)	Percent of Purchases
Long-term (one year or longer)	39%
Short-term (more than one month, less than one year)	24
Spot (one month or less)	37
Total	100%

Gas supply contracts are renewed or replaced as they expire. During 2021, there was one supplier that provided 10% of the NGD business gas supply requirements. No other individual supplier provided 10% or more of the NGD business gas supply requirements.

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

NW Natural is focused on taking steps to lower its emissions on behalf of customers by purchasing environmental attributes that are generated by the production of renewable natural gas (RNG). Under Oregon Senate Bill 98, NW Natural can purchase or invest in RNG facilities, which generate these environmental attributes known as Renewable Thermal Certificates (RTCs). The RTCs work like renewable energy certificates, or RECs, used in electricity markets. RTCs are verified and certified by the Midwest Renewable Energy Tracking System (M-RETS). The M-RETS Renewable Thermal Tracking System issues one RTC for every dekatherm of renewable natural gas.

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

NW Natural incurs monthly demand charges related to firm pipeline transportation contracts. These contracts have expiration dates ranging from 2022 to 2061. The largest pipeline agreements are with Northwest Pipeline. NW Natural actively works with Northwest Pipeline and others to renew contracts in advance of expiration to ensure gas transportation capacity is sufficient to meet customer needs.

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

NW Natural has one of the most modern distribution systems in the country with no identified cast iron pipe or bare steel main. Since the 1980s, NW Natural has taken a proactive approach to replacement programs and partnered with the OPUC and WUTC on progressive regulation to further safety and reliability efforts for the distribution system. In the past, NW Natural had a cost recovery program in Oregon that encompassed programs for cast iron replacement, bare steel replacement, transmission integrity management, and distribution integrity management programs as appropriate.

Natural gas distribution businesses are likely to be subject to greater federal and state regulation in the future. Additional operating and safety regulations from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) are currently under development. In 2016, PHMSA issued a notice of proposed rulemaking titled the "Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments." In 2019, PHMSA issued the first of three portions of the rulemaking which went into effect on July 1, 2020 and includes up to a 15-year timeline for compliance. The gas gathering rule was issued in late 2021 and the leak detection rule is expected to be issued in 2022. NW Natural intends to continue to work diligently with industry associations as well as federal and state regulators to ensure the safety of the system and compliance with new laws and regulations. The costs associated with compliance with federal, state, and local laws and regulations are expected to be recovered in rates.

North Mist Gas Storage Facility
In May 2019, NW Natural completed an expansion of its existing gas storage facility near Mist, Oregon. The North Mist facility provides long-term, no-notice underground gas storage service and is dedicated solely to Portland General Electric (PGE) under a 30-year contract with options to extend up to an additional 50 years upon mutual agreement of the parties. PGE uses the facility to fuel its gas-fired electric power generation facilities, which backs up PGE's variable load of renewable energy on the electric grid.

North Mist includes a reservoir providing 4.1 Bcf of available storage, an additional compressor station with a contractual capacity of 120,000 dekatherms of gas per day, no-notice service that can be drawn on rapidly, and a 13-mile pipeline to connect to PGE's Port Westward gas plants in Clatskanie, Oregon.

Upon placement into service in May 2019, the facility was included in rate base under an established tariff schedule with revenues recognized consistent with the schedule. Billing rates will be updated annually to the current depreciable asset level and forecasted operating expenses.

While there are additional expansion opportunities in the Mist storage field, any expansion would be based on market demand, cost effectiveness, available financing, receipt of future permits, and other rights.

OTHER

Certain businesses and activities of NW Holdings and NW Natural are aggregated and reported as other for segment reporting purposes.

NW Natural
The following businesses and activities are aggregated and reported as other under NW Natural, a wholly-owned subsidiary of NW Holdings:
•5.7 Bcf of the Mist gas storage facility contracted to other utilities and third-party marketers;
•natural gas asset management activities; and
•appliance retail center operations.

Mist Gas Storage
The Mist gas storage facility began operations in 1989. It is a 17.0 Bcf facility with 11.3 Bcf used to provide gas storage for the NGD business. The remaining 5.7 Bcf of the facility is contracted with other utilities and third-party marketers with these results reported in other. In 2021, NW Natural began to utilize 1 Bcf of increased storage capacity realized through reservoir expansion during more than 15 years of delta pressure operations. This change increased the working gas capacity from 16 Bcf to 17 Bcf.

The overall facility consists of seven depleted natural gas reservoirs, 22 injection and withdrawal wells, a compressor station, dehydration and control equipment, gathering lines, and other related facilities. The capacity at Mist serving other utilities and third-party marketers provides multi-cycle gas storage services to customers in the interstate and intrastate markets. The interstate storage services are offered under a limited jurisdiction blanket certificate issued by FERC. Under NW Natural's interstate storage certificate with FERC, NW Natural is required to file either a petition for rate approval or a cost and revenue study every five years to change or justify maintaining the existing rates for the interstate storage service. Intrastate firm storage services in Oregon are offered under an OPUC-approved rate schedule as an optional service to certain eligible customers. Gas storage revenues from the 5.7 Bcf are derived primarily from firm service customers who provide energy-related services, including natural gas distribution, electric generation, and energy marketing. The Mist facility benefits from limited competition as there are few storage facilities in the Pacific Northwest region. Therefore, NW Natural is able to acquire high-value, multi-year contracts.

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

NW Holdings
These include the following businesses and activities aggregated under NW Holdings:
•NW Natural Water Company, LLC (NWN Water) and its water and wastewater utility operations;
•NW Natural Renewables Holdings, LLC and its non-regulated renewable natural gas activities;
•a minority interest in the Kelso-Beaver Pipeline held by our wholly-owned subsidiary NNG Financial Corporation (NNG Financial); and
•holding company and corporate activities, including business development activities, as well as adjustments made in consolidation.

Water Utilities
NWN Water serves a total of approximately 80,000 people through approximately 33,000 water and wastewater connections in the Pacific Northwest and Texas. NWN Water has additional signed acquisition agreements for water and wastewater utilities in the Pacific Northwest, Texas and Arizona, which pending transactions are subject to state utility commission approvals, and other closing conditions, and are expected to close during 2022. Once closed, NWN Water expects to serve approximately 145,000 customers through an aggregate total of approximately 60,000 water and wastewater connections in the Pacific Northwest, Texas and Arizona, with a cumulative investment in the water and wastewater sectors of approximately $215 million. NW Holdings continues to pursue additional acquisitions in a disciplined manner.

The water and wastewater utilities primarily serve residential and commercial customers. Water distribution operations are seasonal in nature with peak demand during warmer summer months, while wastewater is less seasonally affected. Entities generally operate in exclusive service territories with no direct competitors. Water distribution customer rates are regulated by state utility commissions while the wastewater businesses we own consist of some state regulated systems and some systems that are not rate regulated by utility commissions.

NW Natural Renewables
NW Natural Renewables is a newly formed subsidiary of NW Natural Holdings established to pursue non-regulated renewable natural gas activities. NW Natural Renewables is focused on providing cost-effective solutions to decarbonize a variety of sectors utilizing existing waste streams and renewable energy resources.

NW Natural Renewables' first project is with a subsidiary of EDL, a global producer of sustainable distributed energy. In September 2021, a subsidiary of NW Natural Renewables and a subsidiary of EDL executed agreements, whereby the subsidiary of NW Natural Renewables committed $50 million toward the development of two production facilities that are designed to convert landfill waste gases to RNG and connect gas production to existing regional pipeline networks. Testing and commissioning of the production facilities is expected to occur in 2023. Alongside these development agreements, a subsidiary of NW Natural Renewables and a subsidiary of EDL executed agreements designed to secure a 20-year supply of RNG for NW Natural Renewables.

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

NW Natural has received recovery of a portion of such environmental costs through insurance proceeds, seeks the remainder of such costs through customer rates, and believes recovery of these costs is probable. In both Oregon and Washington, NW Natural has mechanisms to recover expenses. Oregon recoveries are subject to an earnings test. See Part II, Item 7, "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery", and Note 2 and Note 17 of the Consolidated Financial Statements in Item 8 of this report for more information.

Greenhouse Gas Matters
For information concerning greenhouse gas matters, see Part II, Item 7, “Results of Operations—Environmental, Legislation and Regulation Matters.”

HUMAN CAPITAL

Our core values of integrity, safety, caring, service ethic, and environmental stewardship guide how we engage with customers, stakeholders, shareholders, and communities. We actively work to foster these values in our employee culture and to nurture an inclusive and equitable environment that provides opportunities, prioritizes health and safety, encourages respect and trust, and supports growth and learning. We aim to recruit and retain employees who share our core values and reﬂect our communities.

Employees
At December 31, 2021, our workforce consisted of the following:

NW Natural:
Unionized employees(1)	604
Non-unionized employees	569
Total NW Natural	1,173

Other Entities:
Water company employees	61
Other	3
Total other entities	64

Total Employees	1,237
(1)     Members of the Office and Professional Employees International Union (OPEIU) Local No. 11, AFL-CIO.

NW Natural's labor agreement with members of OPEIU covers wages, benefits, and working conditions. In November 2019, NW Natural's unionized employees ratified a collective bargaining agreement that took effect on December 1, 2019 and extends to May 31, 2024, and thereafter from year to year unless either party serves notice of its intent to negotiate modifications to the collective bargaining agreement. During calendar year 2021, NW Natural did not incur any work stoppages (strikes or lockouts), and therefore, experienced zero idle days for the year.

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

As part of our commitment to employee health and safety, we maintain regular training programs, emergency preparedness procedures, and speciﬁc training and procedures to identify hazards and handle high-risk emergency situations. Employees complete classroom instruction and hands-on, scenario-based training at our training facility in Oregon that allows employees to experience realistic situations in a controlled environment. We also host natural gas safety training events for ﬁrst responders, which prepare those first responders and NW Natural field employees to deliver an integrated, seamless response in the event of an emergency that involves or affects the natural gas system. We navigated, and continue to navigate, the COVID-19 pandemic with limited class sizes and online training to help keep people safe. We also implemented a new learning management system that went live in early 2021 and provides more efficiency and flexibility in how we train.

Our ongoing COVID-19 response is just one example of our safety culture in action. As a critical infrastructure energy company that provides an essential service to our customers, NW Natural has well-defined emergency response command structures and protocols. In response to the COVID-19 pandemic, NW Natural initially mobilized its incident command team and business continuity plans in early March 2020 and initiated similar procedures at our water utilities, with a focus on the safety of our employees and the people, business partners, and communities we serve. We continue to monitor and respond to developments related to the COVID-19 pandemic. For employees whose role requires them to work in the field or onsite, we are following CDC, OSHA, and state specific guidance. Measures continue to include: following social distancing guidelines; use of personal protective equipment (PPE); enhanced sanitizing protocols; employee health screening protocols; remote and flexible work arrangements where possible; and other measures intended to mitigate the spread of this disease and keep our employees and customers safe and informed. Our water companies are following similar protocols. As an essential service provider, our water and natural gas utility businesses continue to serve our customers without interruption. Our experience and approach to workplace safety have enabled us to preserve business continuity while continuing to focus on our commitment to the safety of our customers, business partners and the communities we serve.

The COVID-19 pandemic also presents challenges for employees’ emotional well-being and ability to balance work and family responsibilities. We are supporting our employees through these unusual times with the following: frequent employee surveys; virtual meetings on wellness topics; resiliency support; additional psychological support services; processes to facilitate flexible and reduced-schedule work where possible; virtual ergonomic assistance to help remote employees work safely at home; and support and access to obtain vaccines.

Employee Benefits
To attract employees and meet the needs of our workforce, NW Natural strives to offer competitive compensation and benefits packages to employees. The benefits package options vary depending on type of employee and date of hire. NW Natural continuously looks for ways to support employees’ work-life balance and well-being and this is reflected in physical, mental and financial wellness programs to meet the needs of our employees and help them care for their families. Benefits available to employees during 2021 included, among others: healthcare and other insurance coverages, wellness resources, retirement and savings plans, paid time off programs and flexible work schedules, culture and community-focused resources and opportunities, and employee recognition programs and discounts.

Talent Attraction and Development
In order to implement our business strategy and serve our customers, we depend upon our continuing ability to attract and retain diverse, talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new and increasingly diverse employees as our largely older workforce retires. A significant portion of our workforce is currently eligible or will reach retirement eligibility within the next five years, and therefore, we are focused on efforts to attract, train, and retain appropriately qualified and skilled workers to prevent loss of institutional knowledge or skills gaps.

NW Natural seeks to provide its employees with growth and development opportunities through programs designed to build skills and relationships. These programs currently include: (i) a culturally relevant mentoring program that creates opportunities for career growth by building relationships; (ii) a tuition assistance program for qualified educational pursuits; (iii) an internal class that provides participants with a big-picture understanding of the industry and company operations, equipping them to see how they contribute to NW Natural’s success and identify opportunities for career growth; (iv) internal and external continuing educational courses relevant to areas of expertise; and (v) ongoing management and leadership training programs.

We regularly monitor employee engagement and satisfaction through a variety of tools, including our annual engagement survey that is designed to enable company leaders to gather valuable feedback and guidance from employees.

Diversity, Equity and Inclusion
We have a longstanding commitment to creating a diverse and inclusive culture that reflects and supports the communities we serve, and believe a diverse, equitable, and inclusive workforce contributes to long-term success. This commitment to diversity also extends to leadership positions, including members of the officer team and the Board of Directors. Our efforts in recruiting, promoting, and retaining diverse talent, building inclusive teams, and creating a culture that embraces differences are at the core of our workforce strategy. To attract diverse candidates, we work with community partners to help promote awareness of job opportunities within diverse communities.

We have employee-led groups that develop programs and activities that build awareness around issues important to their co-workers, families, customers, and our community. Groups include the Diversity, Equity & Inclusion Council, African American, Rainbow Alliance (LGBTQ+), Veterans, Somos Unidos (Latinx), and Asian American employee resource groups, Wellness Advisory Committee, Women’s Network, and Sustainability and Equity Engagement Team. We also continue to emphasize diversity, equity and inclusion values through employee training and education, including expanded diversity training as part of new hire onboarding and other diversity, equity, and inclusion education that occurs throughout the year. An area of focus going forward is to understand and increase awareness of internal systems and structures that could limit representation and equity for underrepresented employees. To that end, we are working toward revising and refocusing new manager and new hire training to include implicit bias, diversity, equity and inclusion, and anti-racism education.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

For information concerning executive officers, see Part III, Item 10.

AVAILABLE INFORMATION

NW Holdings and NW Natural file annual, quarterly and current reports and other information with the Securities and Exchange Commission (SEC). The SEC maintains an Internet site where reports, proxy statements, and other information filed can be read, copied, and requested online at its website (www.sec.gov). In addition, we make available, free of charge, on our website (www.nwnaturalholdings.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and proxy materials filed under Section 14 of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. We have included our website address as an inactive textual reference only. Information contained on our website is not incorporated by reference into this annual report on Form 10-K.

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

The OPUC and WUTC have general regulatory authority over NW Natural’s gas business in Oregon and Washington. NW Holdings’ regulated water utility businesses are generally regulated by the public utility commission in the state in which a water business is located. These public utility commissions have broad regulatory authority, including: the rates charged to customers; authorized rates of return on rate base, including ROE; the amounts and types of securities that may be issued by our regulated utility companies, like NW Natural; services our regulated utility companies provide and the manner in which they provide them; the nature of investments our utility companies make; deferral and recovery of various expenses, including, but not limited to, pipeline replacement, environmental remediation costs, capital and information technology investments, commodity hedging expense, and certain employee benefit expenses such as pension costs; transactions with affiliated interests; regulatory adjustment mechanisms such as weather adjustment mechanisms, and other matters. The OPUC also regulates actions investors may take with respect to our utility companies, NW Natural and NW Holdings. Similarly, FERC has regulatory authority over NW Natural’s interstate storage services. Expansion of our businesses could result in regulation by other regulatory authorities. For example, a subsidiary of NW Holdings has contracted to acquire a water and wastewater sector business in Arizona that is subject to the regulatory authority of the Arizona Corporation Commission.

The prices regulators allow us to charge for regulated utility service, and the maximum FERC-approved rates FERC authorizes us to charge for interstate storage and related transportation services, are the most significant factors affecting both NW Natural’s and NW Holdings’ financial position, results of operations and liquidity. State utility regulators have the authority to disallow recovery of costs they find imprudently incurred or otherwise disallowed, and rates that regulators allow may be insufficient for recovery of costs we incur. We expect to continue to make expenditures to expand, improve and safely operate our gas and water utility distribution and gas storage systems, and to decarbonize our gas systems. Regulators can deny recovery of those costs. Furthermore, while each applicable state regulator has established an authorized rate of return for our regulated utility businesses, we may not be able to achieve the earnings level authorized. Moreover, in the normal course of business we may place assets in service or incur higher than expected levels of operating expense before rate cases can be filed to recover those costs (this is commonly referred to as regulatory lag). The failure of any regulatory commission to approve requested rate increases on a timely basis to recover costs or to allow an adequate return could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and liquidity.

As companies with regulated utility businesses, we frequently have dockets open with our regulators, including a general rate case filed with the OPUC in December 2021. The regulatory proceedings for these dockets typically involve multiple parties, including governmental agencies, consumer and other advocacy groups, and other third parties. Each party advocates for the interests that they represent, which may include lower rates, additional regulatory oversight over the company or advancing other interests. We cannot predict the timing or outcome of these proceedings or our pending Oregon general rate case, or the effects of those outcomes on NW Holdings’ and NW Natural’s results of operations and financial condition.

LEGISLATIVE, COMPLIANCE AND TAXING AUTHORITY RISK. NW Holdings and NW Natural are subject to governmental regulation, and compliance with local, state and federal requirements, including taxing requirements, and unforeseen changes in or interpretations of such requirements could affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings and NW Natural are subject to regulation by federal, state and local governmental authorities. We are required to comply with a variety of laws and regulations and to obtain authorizations, permits, approvals and certificates from governmental agencies in various aspects of our business. Significant changes in federal, state, or local governmental leadership can accelerate or amplify changes in existing laws or regulations, or the manner in which they are interpreted or enforced. For example, the 2020 United States Presidential election resulted in leadership changes in many federal administrative agencies. Moreover, the 2020 election resulted in Democratic control of the presidency and both houses of Congress, and as a result, the U.S. Congress and the U.S. presidential administration has made and is expected to continue to make changes to fiscal, tax, regulation, environmental, climate and other federal policies. For example, the United States has rejoined the Paris Agreement on Climate Change, a global framework to reduce GHG emissions and limit global warming, and the presidential administration has issued executive orders aimed at reducing GHG emissions and has declared climate change a national security priority. Similarly, federal, state and local elections during 2022 may lead to significant policy changes that may affect us. In addition, foreign governments may implement changes to their policies, in response to changes to U.S. policy or otherwise. Although we cannot predict the impact, if any, of these changes to our businesses, they could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations. Until we know what policy changes are made and how those changes impact our businesses and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or will be negatively affected by them.

We cannot predict changes in laws, regulations, interpretations or enforcement or the impact of such changes. Additionally, any failure to comply with existing or new laws and regulations could result in fines, penalties or injunctive measures. For example, under the Energy Policy Act of 2005, the FERC has civil authority under the Natural Gas Act to impose penalties for current violations of nearly $1.4 million per day for each violation. In addition, as the regulatory environment for our businesses increases in complexity, the risk of inadvertent noncompliance may also increase. Changes in regulations, the imposition of additional regulations, and the failure to comply with laws and regulations could negatively influence NW Holdings’ or NW Natural’s operating environment and results of operations.

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

A number of factors can affect customers’, legislators’ and regulators’ perception of us or our business including: service interruptions or safety concerns due to failures of equipment or facilities or from other causes, and our ability to promptly respond to such failures; our ability to safeguard sensitive customer information; the timing and magnitude of rate increases; and volatility of rates. Customers', legislators', and regulators' opinions of us can also be affected by media coverage, including the proliferation of social media, which may include information, whether factual or not, that could damage the perception of natural gas, our brand, or our reputation.

Although we believe that natural gas serves an important role in helping our region reduce GHG emissions and move to a low-carbon future, certain advocacy groups have opposed use of natural gas as a fuel source altogether and have pursued policies that place limitations or moratoriums or impose additional costs on the use of natural gas in a variety of contexts. Concerns raised about the use of natural gas include the potential for natural gas explosions or delivery disruptions, methane leakage along transportation and delivery systems and end-use equipment, and contribution of natural gas energy use to GHG emission levels and global warming. Concerns have also been raised regarding the use of RNG in place of natural gas. In addition, studies and claims by advocacy groups from time to time question the indoor public health effects of burning natural gas, which may also impact public perception. Shifts in public sentiment due to these concerns or others that may be raised may impact further legislative initiatives, litigation, as well as behaviors and perceptions of customers, investors and regulators.

If customers, legislators, or regulators have or develop a negative opinion of us and our services, or of natural gas as an energy source generally, this could make it more difficult for us to achieve legislative or regulatory outcomes supportive of our business. Negative opinions could also result in reduced customer growth, sales volumes reductions, increased use of other sources of energy, or difficulties in accessing capital markets. Any of these consequences could adversely affect NW Holdings’ or NW Natural’s financial position, results of operations and cash flows.

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

COVID-19 Risk
PUBLIC HEALTH RISK. The novel coronavirus (COVID-19) pandemic is widespread, severe and unpredictable. The continuation of this outbreak and the resulting economic conditions, or the emergence of other epidemic or pandemic crises, could materially and adversely affect NW Holdings’ and NW Natural’s business, results of operations, or financial condition.

The novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has resulted in widespread and severe global, national and local economic and societal disruptions. In late March 2020, the Governors of Oregon and Washington issued “stay at home” executive orders requiring the closure of “non-essential” business and modifications to certain “essential” businesses. While the states that we operate in have reopened with many businesses beginning to return to normal operating practices, the timing for recovery of businesses and local economies remains difficult to predict and dependent on the future impacts of the COVID-19 pandemic, resurgences or mutations of the virus, including the Delta and Omicron variants, any potential future shutdowns, efficacy and acceptance of vaccines, or any requirements related to vaccines or testing. Additionally, while we have undertaken emergency response command structures and protocols that have operated well, they may not be sufficient to adequately mitigate the effects of COVID-19 on our operations, particularly in the event the pandemic worsens. The situation is rapidly evolving and dynamic and could ultimately adversely affect our business by, among other things:
•disrupting our access to capital markets or increasing costs of capital affecting our liquidity in the future;
•reducing demand for natural gas, particularly from commercial and industrial customers that may be considered “non-essential” businesses under current or future governmental action, or that are suffering slow-downs or ultimately close completely due to pandemic effects;
•reducing customer growth and new meter additions due to less economic, construction or conversion activity;
•subjecting us to legislative or prolonged administrative action that limits our ability to collect on overdue accounts or disconnect gas service for nonpayment, beyond an amount or period of time acceptable to us;
•increasing our operating costs for emergency supplies, personal protective equipment, cleaning services and supplies, remote technology and other specific needs;
•impacting our capital expenditures if construction activities are suspended or delayed;
•sickening or causing a mandatory quarantine of a large percentage of our workforce, or key workgroups with specialized skill sets, impairing our ability to perform key business functions or execute our business continuity plans;
•impacting our or our suppliers’ ability to recruit and retain qualified personnel as a result of vaccine mandates or other pandemic regulations or protocols impacting employees;
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

Additionally, the effects of COVID-19 or other pandemics could create prolonged unfavorable economic conditions, slowed economic growth, inflation, which is currently on the rise, or an economic recession that may result in or be accompanied by unprecedented unemployment rates and declines in the value of certain assets, adversely affecting the income and financial resources of many domestic households and businesses. It is unclear whether governmental responses to these conditions will lessen the severity or duration of any economic effects. Our operational and financial results would likely be affected by such economic conditions. Less new housing construction, fewer conversions to natural gas, higher levels of residential foreclosures and vacancies, and personal and business bankruptcies or reduced spending could all negatively affect our financial condition and results of operations.

The ultimate impact of COVID-19 on our business cannot be predicted and will depend on factors beyond our knowledge or control, including the duration and severity of the pandemic and resulting economic effects, actions taken to contain the pandemic and mitigate its effects, and the extent to which normal economic and operating conditions can continue. Any of these factors could have an adverse effect on our business, outlook, financial condition, and results of operations and cash flows, which could be significant.

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

From time to time, NW Holdings and NW Natural have pursued and may continue to pursue strategic transactions including mergers, acquisitions, divestitures, joint ventures, business development projects or other strategic transactions, including, but not limited to, investments in RNG projects on a regulated basis by NW Natural and on a non-regulated basis by NW Holdings, as well as acquisitions by NW Holdings in the water and wastewater sectors. Any such transactions involve substantial risks, including the following:
•purchase or sale transactions that are contracted for may fail to close for a variety of reasons;
•acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels, which could, among other things, result in the impairment of any investments or goodwill associated with such acquisitions;
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

BUSINESS DEVELOPMENT RISK. NW Holdings’ and NW Natural’s business development projects may not be successful or may encounter unanticipated obstacles, costs, changes or delays that could result in a project becoming impaired, which could negatively impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

Business development projects involve many risks. We are currently engaged in several business development projects, including, but not limited to, several water, wastewater and RNG projects. We may also engage in other business development projects such as investments in additional long-term gas reserves, non-regulated investments in RNG projects, and purchasing, marketing and reselling of RNG and its associated attributes, CNG refueling stations, power to gas or hydrogen projects or other similar projects. Our business development activities are subject to uncertainties and changed circumstances and may not reach the scale expected, be successful or perform as anticipated. Additionally, we may not be able to obtain required governmental permits and approvals to complete our projects in a cost-efficient or timely manner, potentially resulting in delays or abandonment of the projects. We could also experience issues such as: technological challenges; ineffective scalability; unsuccessful business models; startup and construction delays; construction cost overruns; disputes with contractors; the inability to negotiate acceptable agreements such as rights-of-way, easements, construction, gas supply or other material contracts; changes in customer demand, perception or commitment; public opposition to projects; marketing risk and changes in market regulation, behavior or prices (including markets for RNG and its associated attributes); the inability to receive expected tax or regulatory treatment; and operating cost increases. Additionally, we may be unable to finance our business development projects at acceptable costs or within a scheduled time frame necessary for completing the project. Any of the foregoing risks, if realized, could result in business development efforts failing to produce expected financial results and the project investment becoming impaired, and such impairment could have an adverse effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

JOINT PARTNER RISK. Investing in business development projects through partnerships, joint ventures or other business arrangements affects our ability to manage certain risks and could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

We use joint ventures and other business arrangements to manage and diversify the risks of certain development projects, including NW Natural’s gas reserves agreements and certain RNG projects. NW Holdings or NW Natural currently has and may further acquire or develop part-ownership interests in other projects in the future, including but not limited to, natural gas, water, wastewater, RNG, or hydrogen projects. Under these arrangements, we may not be able to fully direct the management and policies of the business relationships, and other participants in those relationships may act contrary to our interests, including making operational decisions that could negatively affect our costs and liabilities. In addition, other participants may withdraw from the project, divest important assets, become financially distressed or bankrupt, or have economic or other business interests or goals that are inconsistent with ours.

NW Natural’s gas reserves arrangements, which operate as a hedge backed by physical gas supplies, involve a number of risks, including: gas production that is significantly less than the expected volumes, or no gas volumes; operating costs that are higher than expected; inherent risks of gas production, including disruption to operations or a complete shut-in of the field; and one or more participants in one of these gas reserves arrangements becoming financially insolvent or acting contrary to NW Natural’s interests. For example, Jonah Energy, the counterparty in NW Natural’s gas reserves arrangement, is no longer rated by credit agencies. While NW Natural intends to continue monitoring Jonah Energy’s financial condition and take appropriate actions to preserve NW Natural’s interests, it does not control Jonah Energy’s financial condition or continued performance under the gas reserves arrangement. The cost of the original gas reserves venture is currently included in customer rates and additional wells under that arrangement are recovered at specific costs, the occurrence of one or more of these risks could affect NW Natural’s ability to recover this hedge in rates. Further, new gas reserves arrangements have not been approved for inclusion in rates, and regulators may ultimately determine to not include all or a portion of future transactions in rates. The realization of any of these situations could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

CUSTOMER GROWTH RISK. NW Holdings’ and NW Natural’s NGD margin, earnings and cash flow may be negatively affected if we are unable to sustain customer growth rates in our NGD segment.

NW Natural’s NGD margins and earnings growth have largely depended upon the sustained growth of its residential and commercial customer base due, in part, to the new construction housing market, conversions of customers to natural gas from other energy sources and growing commercial use of natural gas. Insufficient growth in these markets, for economic, political, public perception, or other reasons could adversely affect NW Holdings’ or NW Natural’s utility margin, earnings and cash flows.

RISK OF COMPETITION. Our NGD business is subject to increased competition which could negatively affect NW Holdings’ or NW Natural’s results of operations.

In the residential and commercial markets, NW Natural’s NGD business competes primarily with suppliers of electricity, fuel oil, and propane. In the industrial market, NW Natural competes with suppliers of all forms of energy. Competition among these forms of energy is based on price, efficiency, reliability, performance, market conditions, technology, federal, state and local governmental regulation, environmental impacts, and public perception. Technological improvements such as heat pumps, batteries or other alternative technologies could erode NW Natural’s competitive advantage. If natural gas prices rise relative to other energy sources, or if the cost, environmental impact or public perception of such other energy sources improves relative to natural gas, it may negatively affect NW Natural’s ability to attract new customers or retain our existing residential, commercial and industrial customers, which could have a negative impact on our customer growth rate and NW Holdings’ and NW Natural’s results of operations.

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

NW Holdings and NW Natural are subject to all of the risks and hazards inherent in the businesses of gas distribution and storage, water distribution, and wastewater services including:
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
•problems maintaining, or the malfunction of, pipelines, wellbores and related equipment and facilities that form a part of the infrastructure that is critical to the operation of our gas and water distribution, wastewater services and gas storage facilities;
•presence of chemicals or other compounds in natural gas that could adversely affect the performance of the system or end-use equipment;
•collapse of underground storage reservoirs;
•inadequate supplies of natural gas or water or contamination of water supplies;
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

The safety and protection of the public, our customers and our employees is and will remain our top priority. We are committed to consistently monitoring and maintaining our distribution systems and storage operations to ensure that natural gas and water is acquired, stored and delivered safely, reliably and efficiently. Given recent high-profile natural gas explosions, leaks and accidents in other parts of the country involving both distribution systems and storage facilities, we anticipate that the natural gas industry may be the subject of even greater federal, state and local regulatory oversight. For example, in 2020, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act (PIPES Act) reauthorization was signed into law expanding regulations for natural gas transmission and distribution pipelines. Among other things, the Pipeline and Hazardous Materials Safety Administration (PHMSA) is implementing the requirements of the PIPES Act, including regulations related to the detection and repair of leaks and valve automation.

In addition, our workplaces are subject to the requirements of the Department of Transportation, through the Federal Motor Carrier Safety Administration, and the Occupational Safety and Health Administration, as well as state and local statutes and regulations that regulate the protection of the health and safety of workers. The failure to comply with these requirements or general industry standards, including keeping adequate records or preventing occupational injuries or exposure, could expose us to civil or criminal liability, enforcement actions, and regulatory fines and penalties that may not be recoverable through our rates and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We intend to work diligently with industry associations and federal and state regulators to seek to ensure compliance with these regulations and other new laws. We expect there to be increased costs associated with compliance, and those costs could be significant. If these costs are not recoverable in our customer rates, they could have a negative impact on NW Holdings’ and NW Natural’s operating costs and financial results.

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

THIRD PARTY PIPELINE RISK. NW Natural’s gas storage business depends on third-party pipelines that connect our storage facilities to interstate pipelines, the failure or unavailability of which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

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

NW Holdings’ and NW Natural’s ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain diverse, talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new and increasingly diverse employees as our largely older workforce retires. A significant portion of our workforce is currently eligible or will reach retirement eligibility within the next five years, which will require that we attract, train and retain skilled workers to prevent loss of institutional knowledge or skills gaps. We face competition for qualified personnel with specific skillsets. This competition is elevated by the record low unemployment in Oregon and may result in increased pressure on wages or other challenges in recruiting or retaining personnel. Without an appropriately skilled workforce, our ability to provide quality service and meet our regulatory requirements will be challenged and this could negatively impact NW Holdings' and NW Natural’s earnings. Additionally, just over half of NW Natural workers are represented by the OPEIU Local No. 11 AFL-CIO, and are covered by a collective bargaining agreement that extends to May 31, 2024. Disputes with the union representing NW Natural employees over terms and conditions of their agreement, or failure to timely and effectively renegotiate the agreement upon its expiration, could result in instability in our labor relationship or other labor disruptions that could impact the timely delivery of gas and other services from our utility and storage facilities, which could strain relationships with customers and state regulators and cause a loss of revenues. The collective bargaining agreements may also limit our flexibility in dealing with NW Natural’s workforce, and the ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace, which may negatively affect NW Holdings’ and NW Natural’s financial condition and results of operations.

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

NW Holdings and NW Natural are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local governmental authorities relating to protection of the environment, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and waste, groundwater quality and availability, plant and wildlife protection, and other aspects of environmental regulation. For example, our natural gas operations are subject to reporting requirements to the Environmental Protection Agency (EPA) and the Oregon Department of Environmental Quality (ODEQ) regarding greenhouse gas emissions. These and other current and future additional environmental regulations could result in increased compliance costs or additional operating restrictions, which may or may not be recoverable in customer rates or through insurance. If these costs are not recoverable, or if these regulations reduce the desirability or cost-competitiveness of natural gas, they could have an adverse effect on NW Holdings’ or NW Natural’s operations or financial condition. Furthermore, failure to comply with such laws or regulations could subject us to possible enforcement actions, financial liability or litigation, any of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

GLOBAL CLIMATE CHANGE RISK. Our businesses may be subject to physical risks associated with climate change, all of which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

Climate change may cause physical risks, including an increase in sea level, intensified storms, water scarcity, wildfire susceptibility and intensity and changes in weather conditions, such as changes in precipitation, average temperatures and extreme wind or other extreme weather events or climate conditions. Moreover, a significant portion of the nation’s gas infrastructure is located in areas susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to gas supply interruptions and price spikes.

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

PUBLIC PERCEPTION AND POLICY RISK. Changes in public sentiment or public policy with respect to natural gas, including through local, state or federal laws or legislation or other regulation (including ballot initiatives, executive orders or regulatory codes) or litigation, could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

There are a number of international, federal, state, and local legislative, legal, regulatory and other initiatives being proposed and adopted in an attempt to measure, control or limit the effects of global warming and climate change, including greenhouse gas (GHG) emissions such as carbon dioxide and methane. Legislation or other forms of public policy or regulation that aim to reduce GHG emissions at the federal, state, or local level could take a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, and incentives or mandates to conserve energy, or use renewable energy sources. Federal, state, or local governments may provide tax advantages and other subsidies to support alternative energy sources, withdraw funding from fossil fuel sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. For example, the State of Washington has enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that provides an overall limit for GHG emissions from major sources in the state that begins on January 1, 2023 and declines yearly to 95% below 1990 levels by 2050. Similarly, in Oregon, largely as a result of the inability of the Oregon legislature to pass GHG legislation, in March 2020, the Oregon Governor issued an executive order establishing GHG emissions reduction goals and directing state agencies and commissions (including the ODEQ and the OPUC) to facilitate such GHG emission goals. In December 2021, the ODEQ concluded its process and issued final cap and reduce rules for the Climate Protection Program (CPP), which became effective January 1, 2022. The CPP outlines GHG emissions reduction goals of 50% by 2035 and 90% by 2050 from a 1990 baseline. NW Natural is subject to both the CCA and CPP. We expect that there will be additional efforts to address climate change in the 2022 legislative sessions in both Oregon and Washington.

Additionally, the Washington State Building Code Council adopted a statewide residential building code in February 2021 that requires new residential construction to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which calculate on-site electric appliances to have lower GHG emissions than comparable gas appliances. The same agency is considering changes to its commercial building code that could restrict or eliminate the use of gas space and water heating in new commercial construction beginning in July 2023.

A number of local and county jurisdictions are also proposing or passing renewable energy resolutions or other measures in an effort to accelerate renewable energy goals. A number of cities across the country, and several in our service territory are currently considering actions aimed at formalizing climate action goals and driving down GHG emissions.

Such current or future legislation, regulation or other initiatives (including ballot initiatives or ordinances) could impose on our natural gas businesses operational requirements or restrictions, additional charges to fund energy efficiency initiatives, or levy a tax based on carbon content. In addition, while no such bans currently exist in NW Natural’s operating territories, certain jurisdictions, including San Francisco, Seattle, and New York have enacted measures to ban or discourage the use of new natural gas hookups in residential or other buildings. Other jurisdictions, including several in our service territory, have considered similar restrictions or other measures discouraging the use of natural gas, such as requiring the conversion of buildings to electric heat, or adopting policies or incentives to encourage the use of electricity in lieu of natural gas. Such restrictions could adversely impact customer growth or usage and could adversely impact our ability to recover costs and maintain reasonable customer rates. In addition, certain cities, local jurisdictions and private parties have initiated lawsuits against companies related to climate change impacts, GHG emissions or climate-related disclosures. While NW Natural has not been subject to such litigation to date, such climate-related claims or actions could be costly to defend and could negatively impact our business, reputation, financial condition, and results of operations.

NW Natural believes natural gas has an important role in moving the Pacific Northwest to a low carbon future, and to that end is developing programs and measures to reduce carbon emissions. However, NW Natural’s efforts may not happen quickly enough to keep pace with legislation or other regulation, legal changes or public sentiment, or may not be as effective as expected.

Any of these initiatives, or our unsuccessful response to them, could result in us incurring additional costs to comply with the imposed restrictions or programs, provide a cost or other competitive advantage to energy sources other than natural gas, reduce demand for natural gas, restrict our ability to add new meters, impose costs or restrictions on end users of natural gas, impact the prices we charge our customers, increase the likelihood of litigation, impose increased costs on us associated with the adoption of new infrastructure and technology to respond to such requirements which may or may not be recoverable in customer rates, and could negatively impact public perception of our services or products that negatively diminishes the value of our brand, all of which could adversely affect NW Holdings’ or NW Natural’s business operations, financial condition and results of operations.

Business Continuity and Technology Risks
BUSINESS CONTINUITY RISK. NW Holdings and NW Natural may be adversely impacted by local or national disasters, political unrest, terrorist activities, cyber-attacks or data breaches, and other extreme events to which we may not be able to promptly respond, which could adversely affect NW Holdings’ or NW Natural’s operations or financial condition.

Local or national disasters, political unrest, terrorist activities, cyber-attacks and data breaches, and other extreme events are a threat to our assets and operations. Companies in critical infrastructure industries may face a heightened risk due to being the target of, and having heightened exposure to, acts of terrorism or sabotage, including physical and security breaches of our physical infrastructure and information technology systems in the form of cyber-attacks or other forms of attacks. These attacks could, among other things, target or impact our technology or mechanical systems that operate our distribution, transmission or storage facilities and result in a disruption in our operations, damage to our system and inability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas or other necessary commodities that could affect our operations. Threatened or actual national disasters or terrorist activities may also disrupt capital or bank markets and our ability to raise capital or obtain debt financing, or impact our suppliers or our customers directly. Local disaster or civil unrest could result in disruption of our infrastructure or part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. A slow or inadequate response to events may have an adverse impact on our operations and earnings. We may not be able to maintain sufficient insurance to cover all risks associated with local and national disasters, terrorist activities, cyber-attacks and other attacks or events. Additionally, large scale natural disasters or terrorist attacks could destabilize the insurance industry making the insurance we do have unavailable, which could increase the risk that an event could adversely affect NW Holdings’ or NW Natural’s operations or financial results.

RELIANCE ON TECHNOLOGY RISK. NW Holdings’ and NW Natural’s efforts to integrate, consolidate and streamline each of their operations has resulted in increased reliance on technology, the failure of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings and NW Natural have undertaken a variety of initiatives to integrate, standardize, centralize and streamline operations. These efforts have resulted in greater reliance on technological tools such as, at NW Natural: an enterprise resource planning system, a digital dispatch system, an automated meter reading system, a web-based ordering and tracking system, and other similar technological tools and initiatives. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes in a cost-effective manner and to offer, on a timely basis, services that meet customer demands and evolving industry standards. New technologies may emerge that could be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures to remain competitive. We continue to implement technology to improve our business processes and customer interactions. In addition, our various existing information technology systems require periodic modifications, upgrades and/or replacement. For example, NW Natural is working to upgrade its SAP system and intends to replace its customer information system in the near future.

There are various risks associated with these systems in addition to upgrades and replacements, including hardware and software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, programming mistakes and other inadvertent errors or deliberate human acts. In addition, we are dependent on a continuing flow of important components to maintain and upgrade our information technology systems. Our suppliers may face production or import delays due to natural disasters, strikes, lock-outs, political unrest, pandemics (including COVID-19) or other such circumstances. Technology services provided by third-parties also could be disrupted due to events and circumstances beyond our control which could adversely impact our business, financial condition and results of operations.

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

Although we take precautions to protect our technology systems and are not aware of any material security breaches to date, there is no guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems, including our industrial controls and other information technology systems, are adequate to safeguard against all security breaches or other cyberattacks. Additionally, the facilities and systems of clients, suppliers and third party service providers could be vulnerable to the same cyber risks as our facilities and systems, and such third party systems may be interconnected to our systems both physically and technologically. Therefore, an event caused by cyberattacks or other malicious act at an interconnected third party could impact our business and facilities similarly. As these potential cyber security attacks become more common and sophisticated, we could be required to incur costs to strengthen our systems or obtain specific insurance coverage against potential losses. Moreover, a variety of regulatory agencies are increasingly focused on cybersecurity risks, and specifically in critical infrastructure sectors. For example, the Transportation Security Administration (TSA) has published two security directives mandating cybersecurity actions for critical pipeline owners and operators.
Failure to timely and effectively meet the requirements of these directives or other cybersecurity regulations could result in fines or other penalties. While we are unable to estimate a range of possible costs at this time, we could also incur significant costs in complying with regulatory directives, and there is no assurance that we will be able to recover those costs in rates.

In addition, our businesses could experience breaches of security pertaining to sensitive customer, employee, and vendor information maintained by us in the normal course of business, which could adversely affect our reputation, diminish customer confidence, disrupt operations, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation, any of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

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

Until NW Natural closed the pension plans to new hires, which for non-union employees was in 2006 and for union employees was in 2009, it provided pension plans and postretirement healthcare benefits to eligible full-time utility employees and retirees. Approximately 35% of NW Natural’s current utility employees were hired prior to these dates, and therefore remain eligible for these plans. Other businesses we acquire may also have pension plans. The costs to NW Natural, or the other applicable businesses we may acquire, for providing such benefits is subject to change in the market value of the pension assets, changes in employee demographics including longer life expectancies, increases in healthcare costs, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used to calculate our future pension and postretirement healthcare expenses may differ materially from actual results due to significant market fluctuations and changing withdrawal rates, wage rates, interest rates and other factors. These differences may result in an adverse impact on the amount of pension contributions, pension expense or other postretirement benefit costs recorded in future periods. Sustained declines in equity markets and reductions in bond rates may have a material adverse effect on the value of the pension fund assets and liabilities. In these circumstances, NW Natural may be required to recognize increased contributions and pension expense earlier than it had planned to the extent that the value of pension assets is less than the total anticipated liability under the plans, which could have a negative impact on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

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

GAS PRICE RISK. Higher natural gas commodity prices and volatility in the price of gas may adversely affect NW Natural’s NGD business, whereas lower gas price volatility may adversely affect NW Natural’s gas storage business, negatively affecting NW Holdings’ and NW Natural’s results of operations and cash flows.

The cost of natural gas is affected by a variety of factors, including weather, changes in demand, the level of production and availability of natural gas supplies, transportation constraints, availability and cost of pipeline capacity, federal and state energy and environmental regulation and legislation, natural disasters and other catastrophic events, national and worldwide economic and political conditions, and the price and availability of alternative fuels. At NW Natural, the cost we pay for natural gas is generally passed through to customers through an annual PGA rate adjustment. If gas prices were to increase significantly and remain higher, it could raise the cost of energy to NW Natural’s customers, potentially causing those customers to conserve or switch to alternate sources of energy. Sustained significant price increases could also cause new home builders and commercial developers to select alternative energy sources. Decreases in the volume of gas NW Natural sells could reduce NW Holdings or NW Natural’s earnings, and a decline in customers could slow growth in future earnings. Additionally, notwithstanding NW Natural’s current rate structure, higher gas costs could result in increased pressure on the OPUC or the WUTC to seek other means to reduce NW Natural’s rates, which also could adversely affect NW Holdings’ and NW Natural’s results of operations and cash flows.

Temporary gas price increases can also adversely affect NW Holdings’ and NW Natural’s operating cash flows, liquidity and results of operations because a portion (10% or 20%) of any difference between the estimated average PGA gas cost in rate and the actual average gas cost incurred is recognized as current income or expense.

Temporary or sustained higher gas prices may also cause NW Natural to experience an increase in short-term debt and temporarily reduce liquidity because it pays suppliers for gas when it is purchased, which can be in advance of when these costs are recovered through rates. Significant increases in the price of gas can also slow collection efforts as customers experience increased difficulty in paying their higher energy bills, leading to higher than normal delinquent accounts receivable resulting in greater expense associated with collection efforts and increased bad debt expense.

INABILITY TO ACCESS CAPITAL MARKET RISK. NW Holdings’ or NW Natural’s inability to access capital, or significant increases in the cost of capital, could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings’ and NW Natural’s ability to obtain adequate and cost effective short-term and long-term financing depends on maintaining investment grade credit profiles, perceptions of our business in capital markets, and the existence of liquid and stable financial markets. NW Holdings relies on access to equity and bank markets to finance equity contributions to subsidiaries and other business requirements. NW Natural relies on access to capital and bank markets, including commercial paper and bond markets, to finance its operations, construction expenditures and other business requirements, and to refund maturing debt that cannot be funded entirely by internal cash flows. Disruptions in capital markets, including but not limited to, the ongoing COVID-19 pandemic, political unrest, inflationary pressures, or rising interest rates could adversely affect our ability to access short-term and long-term financing. Our access to funds under committed credit facilities, which are currently provided by a number of banks, is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions in the bank or capital financing markets as a result of economic uncertainty, changing or increased regulation of the financial sector, or failure of major financial institutions, or disruptions in credit markets, could adversely affect NW Holdings’ and NW Natural’s access to capital and negatively impact our ability to run our businesses and make strategic investments.

Furthermore, recent trends toward investments that are perceived to be “green” or “sustainable” could shift capital away from, or increase the cost of capital for, our natural gas business. We believe our business is an important component of a low carbon future and are striving to decarbonize our systems. Nevertheless, perceptions in the financial markets could differ or outpace our decarbonization progress and result in a shift funding away from, or limit or restrict certain forms of funding for, natural gas businesses.

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

We review the carrying value of goodwill annually or whenever events or changes in circumstances indicate that such carrying value may not be recoverable. A goodwill impairment analysis begins with a qualitative analysis of events and circumstances. If the qualitative assessment indicates that the carrying value may be at risk, we will perform a quantitative assessment and recognize a goodwill impairment for any amount in which the fair value of a reporting unit exceeds its fair value. NW Holdings' total goodwill was $70.6 million as of December 31, 2021 and $69.2 million as of December 31, 2020. All of our goodwill is related to water and wastewater acquisitions. There have been no impairments recognized for the water and wastewater acquisitions to date. Any impairment charge taken with respect to our long-lived assets or goodwill could be material and could have a material effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

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
•disruptions to the wastewater collection and treatment process;
•conservation efforts by customers;
•regulatory and legal requirements, including environmental, health and safety laws and regulations;
•the outcome of rate cases and other regulatory proceedings; and
•weather conditions.

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

ITEM 2. PROPERTIES

NW Natural's Natural Gas Distribution Properties
NW Natural's natural gas pipeline system consists of approximately 14,000 miles of distribution mains, approximately 700 miles of transmission mains and approximately 10,100 miles of service lines located in its territory in Oregon and southwest Washington. In addition, the pipeline system includes service regulators and meters, as well as district regulators and metering stations. Natural gas pipelines are located in public rights-of-way pursuant to franchise agreements or other ordinances, or on lands of others pursuant to easements obtained from the owners of such lands. NW Natural also holds permits for the crossing of numerous railroads, navigable waterways and smaller tributaries throughout our entire service territory.

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

NW Natural commenced a 20-year lease in March 2020 for a headquarters and operations center in Portland, Oregon.

NW Natural's Mortgage and Deed of Trust (Mortgage) is a first mortgage lien on certain gas properties owned from time to time by NW Natural, including substantially all of the property constituting NW Natural's natural gas distribution plant balances.

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

As of February 17, 2022, there were 4,424 holders of record of NW Holdings' common stock and NW Holdings was the sole holder of NW Natural's common stock.

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
10/01/21-10/31/21	3,728	$46.96	—	—
11/01/21-11/30/21	2,200	46.34	—	—
12/01/21-12/31/21	—	—	—	—
Total	5,928		2,124,528	$16,732,648

(1)During the quarter ended December 31, 2021, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of our Dividend Reinvestment and Direct Stock Purchase Plan. However, 5,928 shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs. During the quarter ended December 31, 2021, no shares of NW Holdings common stock were accepted as payment for stock option exercises pursuant to the NW Natural Restated Stock Option Plan.
(2)During the quarter ended December 31, 2021, no shares of NW Holdings common stock were repurchased pursuant to the NW Holdings Board of Directors-approved share repurchase program. In May 2019, we received NW Holdings Board of Directors approval to extend the repurchase program through May 2022. For more information on this program, see Note 5.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion covers the years ended December 31, 2021, 2020, and 2019 and refers to the consolidated results of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to the Consolidated Financial Statements in Item 8 of this report.

NW Natural's natural gas distribution activities are reported in the natural gas distribution (NGD) segment. The NGD segment also includes NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, the NGD-portion of NW Natural's Mist storage facility in Oregon, and NW Natural RNG Holding Company, LLC. Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. Other activities aggregated and reported as other at NW Holdings include NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); NW Natural Renewables Holdings, LLC and its non-regulated renewable natural gas activities; and NWN Water, which through itself or its subsidiaries, owns and continues to pursue investments in the water sector. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries.

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

NON-GAAP FINANCIAL MEASURES. In addition to presenting the results of operations and earnings amounts in total, certain financial measures are expressed in cents per share, which are non-GAAP financial measures. All references in this section to earnings per share (EPS) are on the basis of diluted shares. Such non-GAAP financial measures are used to analyze our financial performance because we believe they provide useful information to our investors and creditors in evaluating our financial condition and results of operations. Our non-GAAP financial measures should not be considered a substitute for, or superior to, measures calculated in accordance with U.S. GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than how such measures are calculated in this report, limiting the usefulness of those measures for comparative purposes. A reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure is provided below.

EXECUTIVE SUMMARY

NW Holdings' financial results and highlights for the year include:
•Added more than 11,400 natural gas customers in 2021 for an annual growth rate of 1.5% at December 31, 2021;
•Continued to provide customers with essential natural gas and water utility services and assist our most vulnerable community members during COVID-19;
•Invested nearly $294 million in natural gas and water utility systems to support growth, enhance reliability and resiliency, and upgrade technology;
•Signed several agreements under Senate Bill 98 to purchase environmental credits from renewable natural gas for our utility customers;
•Launched a competitive renewable energy business line and hired the president of this business to pursue growth;
•Scored second in the West among large utilities in the 2021 J.D. Power Gas Utility Residential Customer Satisfaction Study, making this the 18th consecutive year customers have ranked NW Natural among the top two utilities;
•Filed an Oregon general rate case requesting a revenue requirement increase to support growth and system investments;
•Concluded the Washington general rate case providing a revenue requirement increase of $8 million over two years;
•Purchased an ownership stake in Avion Water Company, Inc., the largest investor-owned water utility in Oregon, and closed four other water and wastewater utility transactions in 2021, bringing our total connections to approximately 33,000; and
•Increased dividends for the 66th consecutive year to shareholders.

Key financial highlights for NW Holdings include:

	2021		2020		2019
In millions	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income from continuing operations	$78.7	$2.56	$70.3	$2.30	$65.3	$2.19
Income (loss) from discontinued operations, net of tax	—	—	6.5	0.21	(3.6)	(0.12)
Consolidated net income	$78.7	$2.56	$76.8	$2.51	$61.7	$2.07

Key financial highlights for NW Natural include:

	2021	2020	2019
In millions	Amount	Amount	Amount
Consolidated net income	$81.2	$70.6	$69.0
Natural gas distribution margin	$479.8	$438.1	$422.7

2021 COMPARED TO 2020. Consolidated net income increased $10.6 million at NW Natural primarily due to the following factors:
•$41.7 million increase in NGD segment margin driven by the 2020 Oregon rate case and residential customer growth;
•$7.9 million increase in asset management revenue primarily due to the 2021 cold weather event discussed below; and
•$2.4 million decrease in other income (expense), net driven by higher interest income on regulatory assets and lower pension non-service costs; partially offset by
•$19.9 million increase in operations and maintenance expenses due to higher information technology expenses, compensation and benefit costs, and lease expense;
•$8.9 million increase in depreciation expense due to property, plant, and equipment additions as we continued to invest in our gas utility system;
•$7.2 million increase in income tax expense due to an increase in pretax income and Oregon Corporate Activity Tax;
•$3.7 million increase in general taxes primarily due to higher assessed property values; and
•$2.1 million increase in interest expense primarily due to lower AFUDC interest income.

Net income from continuing operations increased $8.4 million at NW Holdings primarily due to the following factors:
•$10.6 million increase in consolidated net income at NW Natural as discussed above; partially offset by
•$2.2 million decrease in other net income primarily reflecting higher business development and consulting costs at the holding company.

2020 COMPARED TO 2019. Consolidated net income increased $1.6 million at NW Natural primarily due to the following factors:
•$15.4 million increase in NGD segment margin driven by the 2020 Oregon and 2019 Washington rate cases and residential customer growth; and
•$7.9 million decrease in other expense, net primarily related to higher 2019 pension expenses (non-service cost component) recognized as part of the settlement and recovery of NW Natural's pension balancing account, which was primarily offset within NGD margin and income tax benefits (as discussed below) and which did not recur in 2020; partially offset by
•$13.6 million increase in depreciation expense and general taxes due to property, plant, and equipment additions, as we continued to invest in our gas utility system; and
•$7.0 million increase in income tax expense primarily due to 2019 including an income tax benefit related to the return of deferred Tax Cut and Jobs Act (TCJA) benefits to customers and the regulatory pension disallowance, and higher pre-tax income.

Net income from continuing operations increased $5.0 million at NW Holdings primarily due to the following factors:
•$1.6 million increase in consolidated net income at NW Natural as discussed above; and
•$3.4 million increase in other net income primarily reflecting higher earnings at our water and wastewater utilities that have been acquired since 2019.

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

COVID-19 AND CURRENT ECONOMIC CONDITIONS. The novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has resulted in severe and widespread global, national, and local economic and societal disruptions. As a critical infrastructure energy company that provides an essential service to our customers, NW Natural has well-defined emergency response command structures and protocols. In response to the pandemic, NW Natural initially mobilized its incident command team and business continuity plans in early March 2020, with a focus on the safety of our 1,200 employees and the 2.5 million people, business partners and communities we serve. For employees whose role requires them to work in the field or onsite, we are following CDC, OSHA, and state specific requirements. Our water companies are following similar protocols. In addition, we have enhanced cybersecurity monitoring in response to reports that cybersecurity attackers are more active with the economy utilizing work from home protocols.

The states we operate in have reopened with many businesses beginning to return to normal operating practices; however, the timing for recovery of businesses and local economies remains difficult to predict and dependent on the future impacts of the COVID-19 pandemic, resurgences or mutations of the virus, including the Delta and Omicron variants, any potential future shutdowns, efficacy and acceptance of vaccines, or any governmental or other requirements related to vaccines or testing. We currently have the following expectations and beliefs:
•Both NW Natural and NW Natural Water expect their capital projects in 2022 to move forward as planned.
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
•NW Natural's customer growth rate is affected by both new meter connections and when existing customers close their accounts and disconnect their meters. Customer growth from construction and conversions remained strong during 2021 and commercial customer counts remained steady. Any slowdown in economic activity could result in a decline in new meter connections, which could adversely affect operating margins in 2022 and the following periods. We have resumed normal collection practices for all customers. There are several bill assistance options available to residential customers, including the arrearage management program, that was specifically designed to help with bills incurred during the pandemic. We have not experienced and do not currently anticipate significant residential meter disconnections.
•NW Natural has seen lower utility margin from a reduction in overall sales volumes during 2021 and 2020 attributed to COVID-19. Due to the seasonality of our gas utility business, we may continue to experience declines in volumes, particularly during our winter heating season, depending on the resiliency of businesses in the communities in which we serve into 2022. However, volumes do not translate directly to earnings as the majority of our NGD margin is not dependent on volumes.
•While we deferred to a regulatory asset certain COVID-related financial impacts as agreed upon with regulators, ultimate recovery of these costs and prudence review will be determined through separate proceedings and may be subject to modification as a result of those proceedings. The recognition of late fee revenue may also be delayed beyond our current expectations. See “Results of Operations – Regulatory Matters – COVID-19 Process and Deferral Dockets” below.

Given the evolving nature of the pandemic and resulting economic conditions, we are continually monitoring our business operations and the larger trends and developments to take additional measures we believe are warranted to continue providing safe and reliable service to our customers and communities while protecting our employees.

2022 OUTLOOK

We expect to make significant progress on our long-term objectives in the coming year. Our natural gas distribution business is focused on providing safe, reliable, and affordable energy in an environmentally responsible way to better the lives of the public we serve. Our water and wastewater utility business is committed to providing its customers with safe, clean, reliable and affordable water and wastewater services, while also continuing to grow organically and through acquisitions. Our new subsidiary, NW Natural Renewables, is focused on providing renewable natural gas to a variety of sectors. In 2022, we remain focused on the strategic pillars of our business: safe & reliable service; superior customer service; constructive legislative policies and regulation; growth; and driving toward decarbonization.

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

PROVIDING SUPERIOR CUSTOMER EXPERIENCE. We have a legacy of providing excellent customer service and a long-standing dedication to continuous improvement, which has resulted in NW Natural consistently receiving high rankings in the J.D. Power and Associates customer satisfaction studies. Additionally, NW Natural earned the designation of Customer Champion in Escalent's Congent trusted brand and customer engagement residential customer study for the last several years.

ADVANCING CONSTRUCTIVE LEGISLATIVE POLICIES AND REGULATION. NW Natural has a history of working productively with lawmakers and regulators. For example in 2020, rulemaking was completed on the groundbreaking Oregon Senate Bill 98 that allows gas utilities to procure and invest in renewable natural gas for their customers. In 2022, we intend to continue to proactively communicate with policymakers and other stakeholders about what we believe is the important role of the gas system in achieving climate goals for our communities. With regulators, we continue to strive to work productively on open proceedings. For our water utilities, we are focused on working collaboratively with regulators, pursuing efficient approval processes for acquisitions, filing general rate cases where needed to support investments, and engaging in constructive regulatory proceedings.

ENABLING GROWTH. Homeowners in our service territory prefer natural gas for heating and cooking given its affordable, efficient, and reliable qualities. We are focused on leveraging these key attributes to capitalize on our region's continued strong housing growth. We'll strive to continue growing our market share in the residential and commercial sectors and multifamily developments. At NW Natural Water, we continue to be focused on supporting the fast-growing communities we currently serve and continuing our disciplined acquisition strategy. Finally, we know how important renewables, particularly renewable natural gas, are to addressing climate change. That is why we began a new business line in 2021 that is committed to leading as the energy market transitions and providing renewable natural gas to the utility, commercial, industrial and transportation sectors. In 2022, we intend to continue to pursue these renewable opportunities.

LEADING ON DECARBONIZATION. We are deeply committed to a clean energy future and environmental stewardship. NW Natural has been a leader among gas utilities in innovative programs designed to support a low carbon future. Notable programs have included a decoupling rate structure designed to weaken the link between earnings and gas consumption by customers adopted in 2007, establishment of a voluntary Smart Energy carbon offset program for customers established in 2007, and removal of all known cast iron and bare steel to create one of the tightest and most modern distribution systems in the country. NW Natural launched a low-carbon initiative in 2017 to reduce emissions in the communities we serve by leveraging our modern natural gas pipeline system in new ways, working closely with customers, policymakers and regulators, and embracing new technology. In 2020 and 2021, under Oregon Senate Bill 98, NW Natural began investing in and contracting for RNG-energy produced from capturing methane from decomposing organic material, including food, agricultural and forest waste, waste water and landfills, conditioning the methane to pipeline quality and adding it to natural gas systems as an energy source. RNG has powerful potential to reduce net GHG emissions and we have begun procuring it and its attributes on behalf of customers. To date, NW Natural has signed agreements with options to purchase or develop RNG for utility customers totaling about 3% of NW Natural's annual sales volume in Oregon. In 2022, NW Natural intends to continue striving to: execute on our renewable strategy by helping our customers reduce and offset their consumption, procure and invest in RNG for our customers under Oregon Senate Bill 98, execute on our RNG interconnection projects, continue developing voluntary renewable product offerings for our customers, and explore renewable hydrogen. We also intend to leverage technology and relationships to examine ways to reduce emissions across the entire value chain from suppliers to end-use heating appliances.

DIVIDENDS

NW Holdings dividend highlights include:

Per common share	2021	2020	2019
Dividends paid	$1.9225	$1.9125	$1.9025

In January 2022, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4825 per share, payable on February 15, 2022, to shareholders of record on January 31, 2022, reflecting an indicated annual dividend rate of $1.93 per share.

See "Financial Condition - Liquidity and Capital Resources" for more information regarding the NW Holdings and NW Natural dividend policies and regulatory conditions on NW Natural dividends to its parent, NW Holdings.

RESULTS OF OPERATIONS

Regulatory Matters

Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. In 2021, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

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

Most Recent Completed Rate Cases
OREGON. On October 16, 2020, the OPUC issued an order concluding NW Natural's general rate case filed in December 2019 (OPUC Order). The OPUC Order provides for a total revenue requirement increase of approximately $45 million over revenues from existing rates. The revenue requirement is based on the following assumptions:
•Capital structure of 50% common equity and 50% long-term debt;
•Return on equity of 9.4%;
•Cost of capital of 6.965%; and
•Average rate base of $1.44 billion or an increase of $242.1 million since the last rate case.

Under the terms of the OPUC Order, NW Natural was authorized to begin to recover the expense associated with the Oregon Corporate Activity Tax (CAT) as a component of base rates. See "Corporate Activity Tax" below.

In NW Natural's previous Oregon rate case in March 2019, the OPUC ordered specific terms by which excess deferred income taxes (EDIT) associated with the TCJA would be provided to customers directly or applied for the benefit of customers. The Order in the most recent Oregon rate case directs NW Natural to include a true-up credit to customers of approximately $1.0 million as a temporary rate adjustment to be amortized over the 2020-21 PGA year.

In addition, the OPUC Order approved the application of NW Natural’s decoupling calculation for the months of November and May to the month of April. The decoupling mechanism is intended to encourage customers to conserve energy without adversely affecting earnings due to reductions in sales volumes.

New rates authorized by the OPUC Order were effective November 1, 2020.

From November 1, 2018 through October 31, 2020, the OPUC authorized rates to customers based on an ROE of 9.4%, an overall rate of return of 7.317%, and a capital structure of 50% common equity and 50% long-term debt.

WASHINGTON. On October 21, 2021, the WUTC issued an order concluding NW Natural's general rate case filed in December 2020 (WUTC Order). The WUTC Order provides for an annual revenue requirement increase over two years, consisting of a 6.4% or $5.0 million increase in the first year beginning November 1, 2021 (Year One), and up to a 3.5% or $3.0 million increase in the second year beginning November 1, 2022 (Year Two). The increase is based on the following assumptions:
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

The WUTC Order does not specify the underlying inputs to the cost of capital, including capital structure and return on equity. New rates authorized by the WUTC Order were effective November 1, 2021.

From November 1, 2019 through October 31, 2021, the WUTC authorized rates to customers based on an ROE of 9.4% and an overall rate of return of 7.161% with a capital structure of 50.0% long-term debt, 1.0% short-term debt, and 49.0% common equity. The WUTC also authorized the recovery of environmental remediation expenses allocable to Washington customers through an Environmental Cost Recovery Mechanism (ECRM) and directed NW Natural to provide federal tax reform benefits to customers. See "Rate Mechanisms - Environmental Cost Deferral and Recovery - Washington ECRM" below.

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

Regulatory Proceeding Updates
2022 OREGON RATE CASE. On December 17, 2021, NW Natural filed a request for a general rate increase with the OPUC. The filing includes a requested $73.5 million annual revenue requirement increase based upon the following assumptions or requests:
•Capital structure of 50% long-term debt and 50% equity;
•Return on equity of 9.5%;
•Cost of capital of 6.886%; and
•Average rate base of $1.73 billion.

The filing includes an increase in average rate base of $294 million compared to the last rate case due to several long-planned investments by NW Natural including the following:
•Upgrading technology including our enterprise resource planning system, cybersecurity and other critical technology systems;
•Supporting distribution system reinforcement and expansion as well as enhancing the resilience of our operating facilities and systems; and
•Investing in components of our Mist storage facility, which provides service during peak winter heating months.

The filing requests an additional incremental revenue amount of $8.4 million primarily related to a renewable natural gas investment and technology upgrades and expenses, including cybersecurity items, that are not considered in NW Natural's annual revenue requirement.

NW Natural’s filing will be reviewed by the OPUC and other stakeholders. The process is anticipated to take up to 10 months with new rates expected to take effect November 1, 2022.

Rate Mechanisms
During 2021 and 2020, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon		Washington
	2018 Rate Case	2020 Rate Case (effective 11/1/2020)	2019 Rate Case (effective 11/1/2019)	2021 Rate Case (effective 11/1/2021)
Authorized Rate Structure:
ROE	9.4%	9.4%	9.4%	**
ROR	7.3%	7.0%	7.2%	6.8%
Debt/Equity Ratio	50%/50%	50%/50%	51%/49%	**

Key Regulatory Mechanisms:
Purchased Gas Adjustment (PGA)	X	X	X	X
Gas Cost Incentive Sharing	X	X
Decoupling	X	X
Weather Normalization (WARM)	X	X
Environmental Cost Recovery	X	X	X	X
Interstate Storage and Asset Management Sharing	X	X	X	X
** The WUTC Order does not specify the underlying inputs to the cost of capital, including capital structure and return on equity.

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

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. NW Natural entered the 2021-22 gas year with its forecasted sales volumes hedged at approximately 79% in total. The total hedged for Oregon was approximately 82%, including 62% in financial hedges and 19% in physical gas supplies. The total hedged for Washington was approximately 57%, including 44% in financial hedges and 13% in physical gas supplies.

NW Natural is also hedged between 2% and 29% for annual requirements over the subsequent five gas years, which consists of between 2% and 26% in Oregon and between 0% and 50% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural.

In September 2021, NW Natural filed its annual PGA and received OPUC and WUTC approval in October 2021. PGA rate changes were effective November 1, 2021. Rates may vary between states due to different rate structures, rate mechanisms and hedging policies.

Under the current PGA mechanism in Oregon, there is an incentive sharing provision whereby NW Natural is required to select each year an 80% deferral or a 90% deferral of higher or lower actual gas costs compared to estimated PGA prices, such that the impact on NW Natural's current earnings from the incentive sharing is either 20% or 10% of the difference between actual and estimated gas costs, respectively. For the 2020-21 and 2021-22 gas years, NW Natural selected the 90% deferral option. Under the Washington PGA mechanism, NW Natural defers 100% of the higher or lower actual gas costs, and those gas cost differences are passed on to customers through the annual PGA rate adjustment.

During 2021, there was increased volatility and pricing in the current and forward gas markets. In response to higher than normal volatility in forward gas markets in 2021, NW Natural increased its hedging level for the 2021-22 PGA year in Oregon to 82% compared to 74% in the 2020-2021 PGA year.

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2020-21 and 2021-22 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar years 2019, 2020, and 2021, the ROE threshold was 10.24%, 10.40%, and 10.40%, respectively. There were no refunds required for 2019 and 2020. NW Natural does not expect a refund for 2021 based on results, and anticipates filing its 2021 earnings test in May 2022.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2021, 8% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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
•Amortization - This class of costs represents amounts included in current customer rates for collection and is calculated as one-fifth of the post-review deferred balance. NW Natural earns a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. NW Natural included $6.3 million and $4.2 million of deferred remediation expense approved by the OPUC for collection during the 2021-22 and 2020-21 PGA years, respectively.

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
For 2021, NW Natural has performed this test, which is anticipated to be submitted to the OPUC in May 2022. No earnings test adjustment is expected for 2021.

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage and asset management activities. Previously, amounts were credited to Oregon customers in June. Starting in 2021, Oregon customers received this credit in February per the 2020 Oregon rate case order. In December 2021, the OPUC approved the annual 2022 bill credit for Oregon customer’s share of interstate storage and asset management activities. The amount will be credited to Oregon customers over three equal installments in January, February and March 2022. This includes $41.4 million of revenues generated for the November 2020 through October 2021 PGA year. A majority of this revenue is from the cold weather event in February 2021 discussed above. Credits are given to customers in Washington as reductions in rates through the annual PGA filing in November.

The following table presents the credits to NGD customers:

In millions	2021	2020	2019
Oregon	$9.1	$17.0	$16.3
Washington	$3.1	$0.7	$1.2

COVID-19 PROCESS AND DEFERRAL DOCKETS. During 2020, our regulated utilities, other utilities, stakeholders, and public utility commissions worked together to determine the best way to continue protecting utility customers during and after the pandemic. In September 2020, the OPUC issued an order authorizing OPUC staff to execute a term sheet with NW Natural and other parties to the proceeding, which includes provisions for lifting moratoriums on disconnections for nonpayment and late fees; extending timeframes for repayments and deferred payment plans; establishing timelines for reinstitution of service disconnection and reconnection fees; and allowing for deferred accounting of COVID-19 related costs. The term sheet also directed NW Natural to work with the parties to provide bill payment assistance, petition the Oregon legislature for bill payment assistance funding, explore the applicability of decoupling charges for a period of time, and participate in an investigation and discussion surrounding low income customers and social and environmental justice. The stipulation incorporating the term sheet was approved by the OPUC in November 2020. A term sheet was approved by the WUTC in October 2020 that provided similar guidance on key items such as the timing of lifting moratoriums on disconnections, resuming the collection process, and bill assistance and payment plans.

Additionally, both Oregon and Washington approved our applications in 2020 to defer certain COVID-19 related costs.
Costs that may be recoverable include, but are not limited to, the following: personal protective equipment, cleaning supplies and services, bad debt expense, financing costs to secure liquidity, and certain lost revenue, net of offsetting direct expense reductions associated with COVID-19. As of December 31, 2021, we believe that approximately $11.2 million of the financial effects related to COVID-19 are recoverable and deferred to a regulatory asset approximately $8.6 million for incurred costs. In addition, we expect to recognize revenue in a future period for an additional $2.6 million related to forgone late fee revenue.

The following table outlines some of the key items approved by the respective Commissions:

	Oregon		Washington
Reinstituting Disconnections for Nonpayment:
Residential	August 1, 2021		September 30, 2021
Small Commercial	December 1, 2020		September 30, 2021
Large Commercial/Industrial	November 3, 2020		October 20, 2020
Resuming Residential Reconnection Fee Charges	October 1, 2022	*	March 29, 2022
Reinstituting Late Fees for Nonpayment:
Residential	October 1, 2022	*	March 29, 2022
Small Commercial	December 1, 2020		March 29, 2022
Large Commercial/Industrial	November 3, 2020		October 20, 2020
Extended Time Payment Arrangements:
Residential	Up to 24 months		Up to 18 months
Small Commercial	Up to 6 months		Up to 12 months
Arrearage Management Program	1% of Retail Revenue		1% of Retail Revenue
* Jurisdiction retains discretion to re-evaluate date based on ongoing pandemic and economic conditions.

ARREARAGE MANAGEMENT PROGRAMS. As part of the approved term sheets, NW Natural established programs in Oregon and Washington to identify and mitigate residential customer arrearages associated with COVID-19. Under the Oregon program, NW Natural can provide a one-time grant of up to $1,200 per eligible residential customer. Under the Washington program, income-eligible customers may receive up to $2,500 per year. Funding for these arrearage management programs may not exceed 1% of retail revenues. These programs are funded by NW Natural with recovery facilitated through the COVID-19 deferral dockets. As of December 31, 2021, the amount granted and deferred to a regulatory asset related to these programs was $3.8 million of the $6.8 million in total funds available.

RENEWABLE NATURAL GAS. On June 19, 2019, the Oregon legislature passed Senate Bill 98 (SB 98), which enables natural gas utilities to procure or develop RNG on behalf of their Oregon customers. The bill was signed into law by the governor in July 2019, and subsequently, the OPUC opened a docket in August 2019 regarding the rules for the bill. After working with parties, the OPUC adopted final rules in July 2020.

SB 98 and the rules outline the following parameters for the RNG program including: setting voluntary goals for adding as much as 30% renewable natural gas into the state’s pipeline system by 2050; enabling gas utilities to invest in and own the cleaning and conditioning equipment required to bring raw biogas and landfill gas up to pipeline quality, as well as the facilities to connect to the local gas distribution system; and allowing up to 5% of a utility’s revenue requirement to be used to cover the incremental cost or investment in renewable natural gas infrastructure.

Further, the new law supports all forms of renewable natural gas including renewable hydrogen, which is made from excess wind, solar and hydro power. Renewable hydrogen can be used for the transportation system, industrial use, or blended into the natural gas pipeline system.

CORPORATE ACTIVITY TAX. In 2019, the State of Oregon enacted a Corporate Activity Tax (CAT) that is applicable to all businesses with annual Oregon gross revenue in excess of $1 million. The CAT is in addition to the state's corporate income tax and imposes a 0.57% tax on certain Oregon gross receipts less a reduction for a portion of cost of goods sold or labor. The CAT legislation became effective September 29, 2019 and applied to calendar years beginning January 1, 2020. Under the terms of the Order in NW Natural's 2020 Oregon general rate case, NW Natural is authorized to begin to recover the expense associated with the CAT as a component of base rates. NW Natural is also directed to adjust the amount recovered for the CAT in each annual PGA to reflect changes in gross revenue and cost of goods sold that occur as a result of the PGA.

The Order also provides for certain adjustments if there are legislative, rulemaking, judicial, or policy decisions that would cause the calculation methodology used by NW Natural for the CAT to vary in a fundamental way. Additionally, the CAT deferred from January 2020 through June 2020 was added to and amortized over the 2020-21 PGA gas year, and the CAT amounts deferred from July 2020 through the effective date of the rate case will be amortized over the 2021-22 PGA year.

WATER UTILITIES. In 2021, NW Holdings, through its water subsidiaries, continued acquiring water utilities. NW Holdings purchased an ownership stake in Avion Water Company, Inc., the largest investor-owned water utility in Oregon, and closed on four other transactions in Washington and Idaho, representing approximately 6,500 connections. NW Holdings signed two additional agreements in Texas and Arizona representing approximately 25,500 connections. For our acquired water utilities, we have been executing general rate cases, and in 2021, we completed rate cases in Idaho, Oregon and Washington and filed a general rate case for Sunriver Water in Oregon to support infrastructure investments for safety and reliability. In January 2022, Sunriver Water entered into a settlement agreement with all parties in its rate case, subject to OPUC approval, with new rates effective May 2022.

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

The development of an IRP filing is an extensive and complex process that engages multiple stakeholders in an effort to build a robust and commonly understood analysis. The final product is intended to provide a long-term outlook of the supply-side and demand-side resource and compliance requirements for reliable and low cost natural gas service. The IRP examines and analyses uncertainties in the planning process, including potential changes in governmental and regulatory policies. As a result of the executive order (EO) issued by the governor of Oregon, new regulations and requirements have been developed resulting in a new program known as the Climate Protection Plan. The Washington Department of Ecology is currently undergoing rule-making for the Climate Commitment Act. Both of these policies have the potential to impact long-term resource decisions. In order to reflect the outcomes of the EO proceedings, the time to file NW Natural's next full IRP was extended to July 2022 as approved by the OPUC and WUTC.
PIPELINE SECURITY. In May and July 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain notified owners and operators of natural gas pipeline facilities (including local distribution companies) that TSA has determined to be critical. The first security directive required notified owners/operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second security directive requires notified entities to implement a significant number of specified cyber security controls and processes. NW Natural is currently in the process of evaluating and implementing the security directives while ensuring safe and reliable operations. The impact on operations or an estimate or range of possible costs cannot be determined at this time. NW Natural is providing frequent updates to the TSA on NW Natural's progress on achieving the security directives. NW Natural filed requests with the OPUC and WUTC to defer the costs associated with complying with the second security directive and plans to seek recovery of these costs in future ratemaking proceedings. As of December 31, 2021, NW Natural has deferred to a regulatory asset $1.0 million of costs incurred to date.

ERP UPGRADE DEFERRALS. In the fourth quarter of 2020, NW Natural filed requests to defer expenses pertaining to a project to upgrade the existing enterprise resource planning (ERP) system with the OPUC and WUTC. A stipulation supported by all parties in the Oregon docket was filed and approved by the OPUC in the third quarter of 2021. Under the settlement agreement, NW Natural can recover 100% of costs incurred up to the $8.55 million estimate of Oregon-allocated costs provided in the docket.

For costs that exceed $8.55 million up to $12 million, 80% may be recovered from customers. For costs that exceed $12 million, 50% may be recovered. As of December 31, 2021, NW Natural deferred to a regulatory asset $6.7 million of expenses incurred to date. Approval of the Washington deferral was resolved as part of the most recent general rate case.

Environmental, Legislation and Regulation Matters
There is a growing international and domestic focus on climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably methane and carbon dioxide, to climate change. In response, there are increasing efforts at the international, federal, state, and local level to regulate GHG emissions. Legislation or other forms of regulation could take a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, incentives or mandates to conserve energy, or use renewable energy sources, tax advantages and other subsidies to support alternative energy sources, mandates for the use of specific fuels or technologies, or promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. These efforts could include legislation, legislative proposals, or new regulations at the federal, state, and local level, as well as private party litigation related to GHG emissions. We recognize certain of our businesses, including our natural gas business, are likely to be affected by current or future regulation seeking to limit GHG emissions.

International
In early 2021, the U.S. rejoined the Paris Agreement on Climate, which establishes non-binding targets to reduce GHG emissions from both developed and developing nations. Under the Paris Agreement, signatory countries are expected to submit their nationally determined contributions to curb GHG emissions and meet the agreed temperature objectives every five years. On April 22, 2021, the United States federal administration announced the U.S. nationally determined contribution to achieve a fifty to fifty-two percent reduction from 2005 levels in economy-wide net GHG emissions by 2030.

Federal
President Biden’s administration has issued executive orders directing agencies to conduct a general review of regulations and executive actions related to the environment and reestablished a framework for considering the social cost of carbon as part of certain agency cost-benefit analyses for new regulations. President Biden’s administration continues to consider a wide range of additional policies, executive orders, rules, legislation, and other initiatives to address climate change. Some of these initiatives may include repeal of policies, executive orders or rules implemented by the prior administration.

The U.S. Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the Environmental Protection Agency (EPA) regulates GHG emissions pursuant to the Clean Air Act. In September 2009, the EPA issued a final rule requiring the annual reporting of greenhouse gas emissions from certain industries, specified large GHG emission sources, and facilities that emit 25,000 metric tons or more of CO2 equivalents per year. NW Natural began reporting emission information in 2011. Under this reporting rule, local natural gas distribution companies like NW Natural are required to report system throughput to the EPA on an annual basis. The EPA also has required additional GHG reporting regulations to which NW Natural is subject, requiring the annual reporting of fugitive emissions from operations. Additionally, other federal regulatory agencies are beginning to address greenhouse gas emissions through changes in their regulatory oversight approach and policies.

Washington State
Approximately 11% of NW Natural’s revenues and 27% of new meters are attributable to Washington. Effective February 1, 2021, building codes in Washington state require new residential homes to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which calculate electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of new home construction incorporating natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. Additionally, changes to commercial codes have been proposed that, if adopted as currently drafted, could restrict or eliminate the use of gas space and water heating in new commercial construction beginning in July 2023. The Washington legislature is discussing matters relating to climate change and the use of natural gas during their 2022 legislative session. NW Natural is working with policymakers and a coalition of utilities, labor groups and business coalitions in Washington to help them understand the role of direct use natural gas, and in the coming years renewable natural gas and hydrogen, can play in pursuing more effective policies to reduce GHGs while preserving reliability, resiliency, energy choice, equity, and energy affordability.

Washington has also enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly beginning on January 1, 2023, resulting in an overall reduction of GHG emissions to 95% below 1990 levels by 2050. The Washington Department of Ecology has been directed to develop rules to create a cap-and-invest program, under which entities, including natural gas and electric utilities, and transportation and other fuel providers, which are subject to the CCA must either reduce their emissions or obtain allowances to cover any remaining emissions. These rules are expected by the end of 2022. NW Natural is subject to the CCA and intends to pursue inclusion of CCA compliance costs in rates.

Oregon State
On March 10, 2020, the governor of Oregon issued an executive order (EO) establishing greenhouse gas (GHG) emissions reduction goals of at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050 and directed state agencies and commissions to facilitate such GHG emission goals targeting a variety of sources and industries. Although the EO does not specifically direct actions of natural gas distribution businesses, the OPUC is directed to prioritize proceedings and activities that advance decarbonization in the utility sector, mitigate the energy burden experienced by utility customers and ensure system reliability and resource adequacy. The EO also directs other state agencies, including the Oregon Department of Environmental Quality (ODEQ) and OPUC, to cap and reduce GHG emissions from transportation fuels and all other liquid and gaseous fuels, including natural gas, adopt building energy efficiency goals for new building construction, reduce methane gas emissions from landfills and food waste, and submit a proposal for adoption of state goals for carbon sequestration and storage by Oregon’s forest, wetlands and agricultural lands.

In December 2021, the ODEQ concluded its rulemaking process and issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective in January of 2022. The CPP outlines GHG emissions reduction goals of 50% by 2035 and 90% by 2050 from a 1990 baseline. The first three-year compliance period is 2022 through 2024. NW Natural is subject to the CPP, and pursuant to this rule, is required to make its first compliance filing in 2025. We intend to pursue inclusion of compliance costs for the CPP in rates. We also expect the CPP to be subject to legal challenge from a number of stakeholders.

NW Natural is also engaged in an OPUC Fact-Finding (“Fact-Finding Docket”), opened in response to the EO for the purpose of analyzing the potential natural gas utility bill impacts that may result from the ODEQ’s CPP and to identify appropriate regulatory tools to mitigate potential customer impacts. The OPUC Staff has indicated that the ultimate goal of the Fact-Finding Docket is to inform future policy decisions and other key analyses to be considered in 2022, after the CPP is in place. We expect the Oregon Commission to issue a final report in 2022.

The Oregon legislature is discussing matters relating to climate change and the use of natural gas during their 2022 legislative session. NW Natural is working with policymakers and a coalition of utilities in Oregon to help stakeholders understand the role direct use natural gas, and in the coming years renewable natural gas and hydrogen, can play in pursuing more effective policies to reduce greenhouse gases while preserving reliability, resiliency, energy choice, equity, and energy affordability.

Local Jurisdictions and Other Advocacy
In addition to legislative activities at the state level, ballot measures may be proposed by advocacy groups. Some local and county governments in the United States also have been proposing or passing renewable energy resolutions, restrictions, taxes, or fees with advocates seeking to accelerate renewable energy goals. A number of cities across the country, and several in our service territory are currently considering such actions aimed at formalizing climate action goals, including limitations or bans on the use of natural gas in new construction or otherwise. NW Natural is actively engaged with such cities, local governments, and other advocates, including, among others the city of Eugene, Oregon, in our service territory and is working with these communities to help them understand the ways in which the natural gas system, and renewable fuels, can help them meet their decarbonization goals.

NW Natural Decarbonization Initiatives & Actions
Our customers are currently paying less for their natural gas today than they did 15 years ago. We expect that compliance with any form of regulation of GHG emissions, including the CPP in Oregon and CCA in Washington as well as voluntary actions under SB 98, will require additional resources and compliance tools. The developing and changing carbon credit markets and other compliance tool options, decades-long timeframes for compliance, likely changing and evolving laws and energy policy, and evolving technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. Given that CCA rules are in development and the recency of the adoption of the final CPP rules, we have not completed our full integrated resources planning process to identify our compliance obligations and expected costs. Even as we develop these compliance and cost projections, they will be uncertain and subject to significant change over the nearly 30-year time horizon. It is our current expectation that costs associated with compliance generally would be recovered in rates and would result in an increase in the prices charged to customers. The CPP in Oregon is largely tied to the volume of natural gas consumed and as such, we currently expect that CPP cost impacts will be the lowest among residential customers because they generally consume less and highest among industrial customers that use significantly higher volumes of natural gas, with cost increases for commercial customers falling between residential and industrial customers. The projected customer bill impact of the CPP varies significantly based on forecasting assumptions related to permitted levels of rate recovery, available technologies and equipment, weather patterns and gas usage, customer growth or attrition, allocation of fixed costs among classes of customers, energy efficiency levels, availability, use and cost of renewables, feasibility of broad-scale hydrogen in the natural gas system, and a number of other assumptions used in the complex analysis of integrated resource planning.

It is difficult to assess whether building codes making use of natural gas more expensive for home builders or higher customer bills as compliance costs are included in rates will affect the competitiveness of our business or result in a decline in demand for natural gas. Both developments could negatively affect our gas utility customer growth. At the same time natural gas utilities will be subject to GHG emissions regulation, we expect that other energy source providers will be subject to similar, or in some cases stricter or more rapid, compliance requirements that are likely to affect their cost and competitiveness relative to natural gas as well. For example, President Biden has announced his intention to have a carbon-free electricity sector by 2035, 15 years before the target date of the CCA or CCP. In June 2021, the State of Oregon enacted HB 2021, a clean electricity bill that requires the state’s two largest investor-owned electric utilities and retail electricity service suppliers to reduce GHG emissions associated with electricity sold to Oregon customers to 100 percent below baseline levels by 2040 with interim steps, including an 80 percent reduction by 2030 and 90 percent reduction by 2035. This bill does not replace the separate renewable portfolio standards previously established in Oregon, which sets requirements for how much of the electricity used in Oregon must come from renewable resources. In Washington, SB 5116, the Clean Energy Transformation Act, requires all electric utilities in Washington to transition to carbon-neutral electricity by 2030 and to 100 percent carbon-free electricity by 2045. We expect that compliance with these and other laws will substantially increase the cost of energy for electric customers in our service territory. We are not able to determine at this time whether increased electricity costs will make natural gas use more or less competitive on a relative basis.

We expect these and other trends to drive innovation of, and demand for, technological developments and innovative new products that reduce GHG emissions. Research and development are occurring across the energy sector, including in the gas sector with work being conducted on gas-fired heat pumps, higher efficiency water and space heating appliances including hybrid systems, carbon capture and development, continued development of technologies related to RNG, and various forms of hydrogen for different applications, among others.

NW Natural continues to take proactive steps in seeking to reduce GHG emissions in our region and is proactively communicating with local, state, and federal governments and communities about those steps. NW Natural has been a leader among gas utilities in innovative programs. Notable programs have included a decoupling rate structure designed to weaken the link between earnings and gas consumption by customer adopted in 2007, and establishment of a voluntary Smart Energy carbon offset program for customers established in 2007, and removal of all known cast iron and bare steel to create one of the tightest and most modern distribution systems in the country. We continue to believe that NW Natural has an important role in providing affordable and equitable energy to the communities we serve. NW Natural is an important provider of energy to families and businesses in Oregon and southwest Washington. Yet, the sales of natural gas to our residential and commercial customers account for approximately 6% of Oregon’s GHG emissions according to data for recent years from the State of Oregon Department of Environmental Quality In-Boundary GHG Inventory. We intend to continue to provide this necessary energy to our communities with the goal of using our modern pipeline system to help the Pacific Northwest transition to a clean energy future.

In 2016, NW Natural initiated a multi-pronged, multi-year strategy to accelerate and deliver greater GHG emission reductions in the communities we serve. Key components of this strategy include customer energy efficiency, continued adoption of NW Natural's voluntary Smart Energy carbon offset program, and seeking to incorporate RNG and hydrogen into our gas supply. RNG is produced from organic materials including food, agricultural and forestry waste, wastewater, or landfills. We believe RNG has powerful potential to reduce net GHG emissions. Methane that would otherwise be released to the atmosphere is captured from these organic materials as they decompose and is conditioned to pipeline quality, so it can be added into the existing natural gas system. In 2019, Oregon Senate Bill 98 (SB 98) was signed into law enabling NW Natural to procure RNG on behalf of customers and provided voluntary targets that would allow us to make qualified investments and purchase RNG from third parties.

Under SB 98,NW Natural is actively working to procure RNG supply for customers and is engaging in longer-term efforts to increase the amount of RNG on our system and explore the development of renewable hydrogen through power to gas. To that end, in 2020 and 2021, NW Natural announced several agreements and investments to procure RNG for its customers. In addition, NW Natural began a partnership with BioCarbN to invest up to an estimated $38 million in four separate RNG development projects that will access biogas derived from water treatment at Tyson Foods’ processing plants, subject to approval by all parties. The first project was commissioned in early 2022 with a second underway and planned to be commissioned in early 2023. To date, NW Natural has signed agreements with options to purchase or develop RNG for utility customers totaling about 3% of NW Natural’s annual sales volume in Oregon.

Business Segment - Natural Gas Distribution (NGD)
NGD margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns. In Oregon, NW Natural has a conservation tariff (also called the decoupling mechanism), which adjusts margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. NW Natural also has a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in margin resulting from above- or below-average temperatures during the winter heating season. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2021, approximately 8% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. The decoupling and WARM mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and natural gas distribution earnings. See "Regulatory Matters—Rate Mechanisms" above. In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion, NWN Gas Reserves, which is a wholly owned subsidiary of Energy Corp., and NW Natural RNG Holding Company, LLC.

The NGD business is primarily seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience seasonality in their usage but to a lesser extent. Seasonality affects the comparability of the results of operations of the NGD business across quarters but not across years.

NGD segment highlights include:

Dollars and therms in millions, except EPS data	2021	2020	2019
NGD net income	$69.0	$63.6	$60.8
Diluted EPS - NGD segment	$2.24	$2.08	$2.04
Gas sold and delivered (in therms)	1,185	1,143	1,215
NGD margin(1)	$479.8	$438.1	$422.7
(1) See Natural Gas Distribution Margin Table below for additional detail.

2021 COMPARED TO 2020. NGD net income was $69.0 million in 2021 compared to $63.6 million in 2020. The primary factors contributing to the increase in NGD net income were as follows:
•$41.7 million increase in NGD margin primarily due to:
▪$36.4 million increase due to new customer rates primarily from the 2020 Oregon rate case that went into effect November 1, 2020;
▪$5.7 million increase from residential customer growth and an increase in industrial customer volumes; partially offset by
▪$3.6 million decrease primarily driven by a loss from the gas cost incentive sharing mechanism in Oregon.

In addition to the increase in margin, NGD net income for 2021 reflects:
•$19.3 million increase in other NGD operating and maintenance expenses primarily due to higher information technology expenses, compensation and benefits costs, and lease expense;
•$8.9 million increase in depreciation expense due to NGD plant additions as we continued to invest in our gas utility system;
•$5.3 million higher income tax expense reflecting higher pretax income and Oregon CAT; and
•$3.3 million increase in general taxes due primarily to higher assessed property values; partially offset by
•$2.7 million increase in other income (expense), net primarily due to higher interest income on regulatory assets.

Total natural gas sold and delivered in 2021 increased 4% over 2020 primarily due to the recovery of commercial customer activity as pandemic restrictions lifted compared to the prior period and NGD meter growth.

2020 COMPARED TO 2019. NGD net income was $63.6 million in 2020 compared to $60.8 million in 2019. The primary factors contributing to the increase in NGD net income were as follows:
•$15.4 million increase in NGD margin primarily due to:
▪$17.7 million increase due to new customer rates from the 2020 Oregon and 2019 Washington rate cases;
▪$7.6 million increase from revenue generated from NW Natural's North Mist storage contract which commenced service in May 2019 and is included within other regulated services within NGD margin; and
▪$3.9 million increase from customer growth; partially offset by
▪$7.1 million decrease due to revenue recognized in 2019 as part of the settlement and recovery of NW Natural's pension balancing account, which was entirely offset by pension expenses within operations and maintenance expense and other income (expense), net, and which did not recur in 2020;
▪$4.0 million decrease primarily due to lower overrun and entitlement fees;
▪$2.7 million decrease driven by warmer than average weather in 2020 compared average weather in 2019; and
▪$1.3 million decrease related to the temporary suspension of late fees during the COVID-19 pandemic.

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

The increases in net income above are partially offset by the following:
•$8.2 million increase in operations and maintenance expense related to higher compensation costs, contractor expenses, and moving and lease costs for a new headquarters and operations center;
•$13.8 million increase in depreciation and general tax expenses due to NGD plant additions, including the North Mist gas storage facility;
•$7.3 million decrease in other income (expense), net primarily related to interest income recognized in 2019 associated with the 2019 recoveries of the pension balancing account and ongoing regulatory amortization of the remaining pension balancing account deferral, which began in April 2019; and
•$6.9 million higher income tax reflecting a non-recurring tax benefit associated with the March 2019 Oregon order, partially offset by the ongoing amortization of TCJA benefits.

Total natural gas sold and delivered in 2020 decreased 6% over 2019 primarily due to the impact of weather that was 12% warmer than average in 2020 compared to weather that was average in 2019.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

				Favorable (Unfavorable)
In thousands, except degree day and customer data	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
NGD volumes (therms):
Residential and commercial sales	703,054	677,271	734,347	25,783	(57,076)
Industrial sales and transportation	481,721	465,626	480,807	16,095	(15,181)
Total NGD volumes sold and delivered	1,184,775	1,142,897	1,215,154	41,878	(72,257)
Operating revenues:
Residential and commercial sales	$730,794	$661,346	$638,884	$69,448	$22,462
Industrial sales and transportation	65,299	58,678	56,553	6,621	2,125
Other distribution revenues	1,707	1,926	13,035	(219)	(11,109)
Other regulated services	19,087	19,122	12,056	(35)	7,066
Total operating revenues	816,887	741,072	720,528	75,815	20,544
Less: Cost of gas	292,538	262,980	255,135	(29,558)	(7,845)
Less: Environmental remediation expense	9,938	9,691	12,337	(247)	2,646
Less: Revenue taxes	34,600	30,291	30,325	(4,309)	34
NGD margin	$479,811	$438,110	$422,731	$41,701	$15,379
NGD margin(1)
Residential and commercial sales	$430,295	$385,989	$366,974	$44,306	$19,015
Industrial sales and transportation	32,182	30,800	31,985	1,382	(1,185)
Gain (loss) from gas cost incentive sharing	(3,381)	267	(1,299)	(3,648)	1,566
Other margin(2)	1,633	1,938	13,021	(305)	(11,083)
Other regulated services	19,082	19,116	12,050	(34)	7,066
NGD margin	$479,811	$438,110	$422,731	$41,701	$15,379
Degree days(3)
Average(4)	2,692	2,706	2,710	(14)	(4)
Actual	2,378	2,384	2,709	—%	(12)%
Percent warmer than average weather	(12)%	(12)%	—%
NGD meters - end of period:
Residential meters	715,958	704,675	692,012	11,283	12,663
Commercial meters	68,961	68,812	69,858	149	(1,046)
Industrial meters	978	989	1,007	(11)	(18)
Total number of meters	785,897	774,476	762,877	11,421	11,599
NGD meter growth:
Residential meters	1.6%	1.8%
Commercial meters	0.2%	(1.5)%
Industrial meters	(1.1)%	(1.8)%
Total meter growth	1.5%	1.5%
(1)    Amounts reported as NGD margin for each category of meters are operating revenues less cost of gas, environmental remediation expense and revenue taxes.
(2)    Other margin adjustments include net revenue recoveries of $6.2 million for the year ended December 31, 2019 associated with the decline of the U.S. federal corporate income tax rate.
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

Residential and Commercial Sales
The primary factors that impact results of operations in the residential and commercial markets are customer growth, seasonal weather patterns, energy prices, competition from other energy sources, and economic conditions in our service areas. The impact of weather on margin is significantly reduced through NW Natural's weather normalization mechanism in Oregon; approximately 81% of NW Natural's total customers are covered under this mechanism. The remaining customers either opt out of the mechanism or are located in Washington, which does not have a similar mechanism in place. For more information on the weather mechanism, see "Regulatory Matters—Rate Mechanisms—WARM" above.

NGD residential and commercial sales highlights include:

In millions	2021	2020	2019
Volumes (therms):
Residential sales	445.6	435.2	457.2
Commercial sales	257.5	242.1	277.1
Total volumes	703.1	677.3	734.3
Operating revenues:
Residential sales	$506.2	$460.3	$437.7
Commercial sales	224.6	201.0	201.2
Total operating revenues	$730.8	$661.3	$638.9
NGD Margin:
Residential margin	$312.5	$281.1	$265.9
Commercial margin	117.8	104.9	101.1
Total NGD margin	$430.3	$386.0	$367.0

2021 COMPARED TO 2020. The increase of $69.5 million in total residential and commercial operating revenue and $44.3 million in NGD margin were primarily the result of new customer rates in Oregon that took effect on November 1, 2020, growth in residential customer meters, and higher commercial volumes as COVID-19 restrictions and closures were lifted. Sales volumes increased 25.8 million therms, or 4%, primarily due to growth in residential customer meters and higher commercial volumes as COVID-19 restrictions and closures were lifted.

2020 COMPARED TO 2019. The increase of $22.4 million in operating revenue and $19.0 million in total residential and commercial NGD margin were primarily the result of new customer rates resulting from the Oregon and Washington rate cases and customer growth. Sales volume decreased 57.0 million therms, or 8%, primarily due to warmer than average weather in 2020 compared to average weather in 2019 and lower usage from commercial customers related to the pandemic, partially offset by residential customer growth.

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

NGD industrial sales and transportation highlights include:

In millions	2021	2020	2019
Volumes (therms):
Firm and interruptible sales	90.8	82.9	84.0
Firm and interruptible transportation	390.9	382.7	396.8
Total volumes	481.7	465.6	480.8
NGD Margin:
Firm and interruptible sales	$12.6	$11.6	$12.1
Firm and interruptible transportation	19.6	19.2	19.9
Total NGD margin	$32.2	$30.8	$32.0

2021 COMPARED TO 2020. NGD total industrial sales and transportation volumes increased 16.1 million therms, or 3%, primarily due to higher usage from multiple customers, most notably in the pulp and paper and chemical manufacturing industries. NGD margin increased $1.4 million primarily driven by new rates in Oregon that took effect on November 1, 2020.

2020 COMPARED TO 2019. NGD volumes decreased by 15.2 million therms, or 3%, and margin decreased by $1.2 million primarily due to lower usage from a small number of industrial customers.

Other Regulated Services Margin
Other Regulated Services primarily consist of lease revenues from NW Natural's North Mist storage facility as well as other lease revenues for compressed natural gas assets.

Other regulated services margin highlights include:

In millions	2021	2020	2019
North Mist storage services	$19.1	$19.5	$11.8
Other services	—	(0.4)	0.3
Total other regulated services	$19.1	$19.1	$12.1

2021 COMPARED TO 2020. Other regulated services margin was relatively flat when compared to the prior period. The North Mist facility did not experience any significant fluctuations in storage service revenue. See Note 7 for more information regarding North Mist expansion lease accounting.

2020 COMPARED TO 2019. Other regulated services margin increased $7.0 million due to the commencement of storage services at the North Mist expansion facility in May 2019.

Cost of Gas
Cost of gas as reported by the NGD segment includes gas purchases, gas withdrawn from storage inventory, gains and losses from commodity hedges, pipeline demand costs, seasonal demand cost balancing adjustments, renewable thermal certificate costs, regulatory gas cost deferrals, gas reserves costs, and company gas use. The OPUC and WUTC generally require natural gas commodity costs to be billed to customers at the actual cost incurred, or expected to be incurred. Customer rates are set each year so that if cost estimates were met the NGD business would not earn a profit or incur a loss on gas commodity purchases; however, in Oregon we have the incentive sharing mechanism described under "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above. In addition to the PGA incentive sharing mechanism, gains and losses from hedge contracts entered into after annual PGA rates are effective for Oregon customers are also required to be shared and therefore may impact net income. Further, NW Natural also has a regulatory agreement whereby it earns a rate of return on its investment in the gas reserves acquired under the original agreement with Encana and includes gas from the amended gas reserves agreement at a fixed rate of $0.4725 per therm, which are also reflected in NGD margin. See "Application of Critical Accounting Policies and Estimates—Derivative Instruments and Hedging Activities" below.

Cost of gas highlights include:

In millions, except where indicated	2021	2020	2019
Cost of gas	$292.5	$263.0	$255.1
Volumes sold (therms)(1)	794	760	818
Average cost of gas (cents per therm)	$0.37	$0.35	$0.31
Gain (loss) from gas cost incentive sharing	$(3.4)	$0.3	$(1.3)
(1) This calculation excludes volumes delivered to industrial transportation customers.

2021 COMPARED TO 2020. Cost of gas increased $29.5 million, or 11%, primarily due to a $3.4 million loss from gas cost incentive sharing driven by costs related to the 2021 cold weather event that were not deferred for future recovery. The remaining increase in cost of gas is primarily the result of a 4% increase in volumes sold driven by customer growth and higher commercial volumes as COVID-19 restrictions and closures were lifted. For a discussion of the gas cost incentive sharing mechanism, see "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above.

2020 COMPARED TO 2019. Cost of gas increased by $7.9 million, or 3%, primarily due to a 13% increase in average cost of gas consistent with higher gas costs in the PGA; partially offset by a 7% decrease in volumes sold driven primarily by 12% warmer than average weather during 2020 as compared to average weather in 2019.

Other
Other activities aggregated and reported as other at NW Holdings include NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); NW Natural Renewables Holdings, LLC and its non-regulated renewable natural gas activities; and NWN Water, which owns and continues to pursue investments in the water sector. Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries.

On August 6, 2020, NWN Energy completed the sale of its interest in Trail West Holdings, LLC (TWH) to an unrelated third party. See Note 13 for further details.

At Mist, NW Natural provides gas storage services to customers in the interstate and intrastate markets using storage capacity that has been developed in advance of NGD customers’ requirements. Pre-tax income from gas storage at Mist and asset management services is subject to revenue sharing with NGD customers. Under this regulatory incentive sharing mechanism, NW Natural retains 80% of pre-tax income from Mist gas storage services and asset management services when the underlying costs of the capacity being used are not included in NGD business rates. The remaining 20% is credited to a deferred regulatory account for credit to NGD customers. To the extent that the capacity used is included in NGD rates, NW Natural retains 10% of pre-tax income from such storage and asset management services and 90% is credited to NGD business customers.

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

In millions, except EPS data	2021	2020	2019
NW Natural other - net income	$12.2	$7.0	$8.1
Other NW Holdings activity	(2.5)	(0.3)	(3.6)
NW Holdings other - net income	$9.7	$6.7	$4.5
Diluted EPS - NW Holdings - other	$0.32	$0.22	$0.15

2021 COMPARED TO 2020. Other net income increased $3.0 million and $5.2 million at NW Holdings and NW Natural, respectively. The increase at NW Natural was primarily due to $7.9 million of higher asset management revenue primarily related to the 2021 cold weather event, partially offset by $2.1 million of income tax expense associated with the higher revenue. The increase at NW Holdings was driven by the increase at NW Natural, partially offset by higher business development and consulting costs at the holding company.

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

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

In millions	2021	2020	2019
NW Natural	$188.8	$168.9	$169.1
Other NW Holdings operations and maintenance	15.4	11.2	9.1
NW Holdings	$204.2	$180.1	$178.2

2021 COMPARED TO 2020. Operations and maintenance expense increased $19.9 million for NW Natural primarily due to the following:
•$7.4 million increase in contractor, professional service fees and license costs related to information technology system upgrades;
•$4.8 million increase related to higher compensation and benefit costs; and
•$3.6 million increase in lease expense related to a new headquarters and operations center.

Operations and maintenance expense increased $24.1 million for NW Holdings primarily due to the following:
•$4.2 million increase in other NW Holdings operations and maintenance expense primarily due to higher business development and consulting costs at the holding company; and
•$19.9 million increase in operations and maintenance expense at NW Natural as discussed above.

2020 COMPARED TO 2019. Operations and maintenance expense decreased $0.2 million for NW Natural primarily due to the following:
•$7.4 million decrease reflecting pension expense (service cost component) recognized as part of the recovery of NW Natural's pension balancing account settlement in the Oregon rate case, which did not recur in 2020 as discussed below; and
•$0.6 million decrease in workers compensation expense as a result of fewer claims in 2020; partially offset by
•$4.5 million increase in contractor and professional service expenses, and moving costs, as we moved to a new headquarters and operations center;
•$1.6 million increase related to higher compensation costs attributable to annual employee cost increases; and

•$1.4 million increase due to higher lease expense for the new headquarters and operations center.

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

Operations and maintenance expense increased $1.9 million for NW Holdings primarily due to the following:
•$2.2 million increase in other NW Holdings operations and maintenance expense primarily due to operating expenses at our water and wastewater utilities that have been acquired since 2019; partially offset by
•$0.2 million decrease in operations and maintenance expense at NW Natural as discussed above.

Depreciation and Amortization
Depreciation and amortization highlights include:

In millions	2021	2020	2019
NW Natural	$110.5	$101.6	$90.4
Other NW Holdings depreciation and amortization	3.0	2.1	1.1
NW Holdings	$113.5	$103.7	$91.5

2021 COMPARED TO 2020. Depreciation and amortization expense increased $8.9 million for NW Natural, primarily due to additional capital investments in the distribution system, Mist storage, and information technology systems, as well as renovation and construction of resource and operations service centers.

Depreciation and amortization expense increased $9.8 million for NW Holdings, primarily due to a $0.9 million increase in other NW Holdings depreciation and amortization related to water and wastewater acquisitions and an $8.9 million increase at NW Natural as discussed above.

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

Other Income (Expense), Net
Other income (expense), net highlights include:

In millions	2021	2020	2019
NW Natural total other income (expense), net	$(12.7)	$(15.1)	$(23.0)
Other NW Holdings activity	0.1	1.2	0.2
NW Holdings total other income (expense), net	$(12.6)	$(13.9)	$(22.8)

2021 COMPARED TO 2020. Other income (expense), net changed $2.4 million at NW Natural primarily due to higher interest income on regulatory assets and lower pension non-service costs. Other income (expense), net changed $1.3 million at NW Holdings driven by the change at NW Natural discussed above, partially offset by a gain recognized in the prior period related to the sale of Trail West. Other income (expense), net primarily consists of regulatory interest, pension and other postretirement non-service costs, gains from company-owned life insurance, and donations.

2020 COMPARED TO 2019. Other income (expense), net increased $7.9 million at NW Natural primarily due to higher 2019 pension expenses (non-service cost component) recognized as part of the settlement and recovery of NW Natural's pension balancing account, which did not recur in 2020. Other income (expense), net increased $8.9 million at NW Holdings due to an increase of $1.0 million in other NW Holdings activity and a $7.9 million increase at NW Natural as discussed above.

Interest Expense, Net
Interest expense, net highlights include:

In millions	2021	2020	2019
NW Natural	$43.0	$40.9	$41.3
Other NW Holdings interest expense	1.5	2.2	1.4
NW Holdings	$44.5	$43.1	$42.7

2021 COMPARED TO 2020. Interest expense, net, increased $2.1 million at NW Natural primarily due to lower AFUDC debt interest income and higher interest on long-term debt.

Interest expense, net, increased $1.4 million at NW Holdings primarily due to the increase at NW Natural discussed above, partially offset by lower interest expense on the credit agreement at NW Holdings.

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

Income Tax Expense
NW Holdings income tax expense highlights include:

In millions	2021	2020	2019
Income tax expense	$27.4	$21.1	$12.6
Effective tax rate	25.8%	23.1%	16.2%
NW Natural income tax expense highlights include:

In millions	2021	2020	2019
Income tax expense	$28.3	$21.1	$14.1
Effective tax rate	25.9%	23.0%	16.9%

2021 COMPARED TO 2020. The effective tax rate increased 2.7 and 2.9 percentage points at NW Holdings and NW Natural, respectively. The increase in the effective tax rate is primarily due to Oregon Corporate Activity Tax, the majority of which is incurred because of Oregon regulated operations and for which rate recovery began on November 1, 2020.

2020 COMPARED TO 2019. The effective tax rate increased 6.9 and 6.1 percentage points at NW Holdings and NW Natural, respectively. The increase in the effective tax rate is primarily due to the 2019 tax implications of the March 2019 OPUC order, including the return of deferred Tax Cuts and Jobs Act benefits to customers and the regulatory pension disallowance.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	December 31,
	2021	2020
Common equity	47.2%	48.2%
Long-term debt (including current maturities)	52.8	51.8
Total	100.0%	100.0%

NW Natural's consolidated long-term capital structure, excluding short-term debt, was as follows:

	December 31,
	2021	2020
Common equity	49.8%	47.7%
Long-term debt (including current maturities)	50.2	52.3
Total	100.0%	100.0%

Including short-term debt balances, as of December 31, 2021 and 2020, NW Holdings' consolidated capital structure included common equity of 39.5% and 41.4%, long-term debt of 44.0% and 40.0%, and short-term debt including current maturities of long-term debt of 16.5% and 18.6%, respectively. As of December 31, 2021 and 2020, NW Natural's consolidated capital structure included common equity of 44.2% and 42.1%, long-term debt of 44.7% and 43.2%, and short-term debt including current maturities of long-term debt of 11.1% and 14.7%, respectively.

During 2021, NW Natural's capital structure changed primarily due to the issuance of long-term debt and capital contributions from NW Holdings. NW Holdings' capital structure changed primarily due to issuances of common stock and increases in short-term debt at NW Holdings. See further discussion below in "Cash Flows — Financing Activities".

Liquidity and Capital Resources
At December 31, 2021 and December 31, 2020, NW Holdings had approximately $18.6 million and $30.2 million, and NW Natural had approximately $12.3 million and $10.5 million, of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the year ended December 31, 2021, NW Holdings issued and sold 375,720 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $17.5 million, net of fees and commissions paid to agents of $0.4 million. As of December 31, 2021, NW Holdings had issued and sold 375,720 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $17.5 million, net of fees and commissions paid to agents of $0.4 million.

NW Holdings
For NW Holdings, short-term liquidity is primarily provided by cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities. NW Holdings also has a universal shelf registration statement filed with the SEC for the issuance of debt and equity securities. NW Holdings long-term debt, if any, and equity issuances are primarily used to provide equity contributions to NW Holdings’ operating subsidiaries for operating and capital expenditures and other corporate purposes. Over the next three years, we estimate NW Holdings’ and NW Natural's combined incremental capital needs to be in the range of $600 million to $700 million. NW Holdings intends to use raised capital to support NW Natural, NW Natural Water, and NW Natural Renewables operating and capital expenditure programs. NW Holdings' issuance of securities is not subject to regulation by state public utility commissions, but the dividends from NW Natural to NW Holdings are subject to regulatory ring-fencing provisions. NW Holdings guarantees the debt of its wholly-owned subsidiary, NWN Water. See "Long-Term Debt" below for more information regarding NWN Water debt.

As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural may not pay dividends or make distributions to NW Holdings if NW Natural’s credit ratings and common equity ratio, defined as the ratio of equity to long-term debt, fall below specified levels. If NW Natural’s long-term secured credit ratings are below A- for S&P and A3 for Moody’s, dividends may be issued so long as NW Natural’s common equity ratio is 45% or more. If NW Natural’s long term secured credit ratings are below BBB for S&P and Baa2 for Moody’s, dividends may be issued so long as NW Natural’s common equity ratio is 46% or more. Dividends may not be issued if NW Natural’s long-term secured credit ratings are BB+ or below for S&P or Ba1 or below for Moody’s, or if NW Natural’s common equity ratio is below 44%, where the ratio is measured using common equity and long-term debt excluding imputed debt or debt-like lease obligations. In each case, common equity ratios are determined based on a preceding or projected 13-month average. In addition, there are certain OPUC notice requirements for dividends in excess of 5% of NW Natural’s retained earnings.

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

At December 31, 2021 and 2020, NW Natural satisfied the ring-fencing provisions described above.

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

Based on its current debt ratings (see "Credit Ratings" below), NW Natural has been able to issue commercial paper and long-term debt at attractive rates. In the event NW Natural is not able to issue new long-term debt due to adverse market conditions or other reasons, NW Natural expects that near-term liquidity needs can be met using internal cash flows, issuing commercial paper, receiving equity contributions from NW Holdings, or drawing upon a committed credit facility. NW Natural also has a universal shelf registration statement filed with the SEC for the issuance of secured and unsecured debt securities.

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at December 31, 2021. See "Credit Ratings" below and Note 15.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include NW Natural's pension contribution requirements and environmental expenditures.

PENSION CONTRIBUTIONS. NW Natural does not expect to make contributions to its company-sponsored defined benefit plan, which is closed to new employees, over the next several years under applicable laws and regulations. See "Application of Critical Accounting Policies—Pensions and Postretirement Benefits" below and Note 10 for more information.

ENVIRONMENTAL EXPENDITURES. NW Natural expects to continue using cash resources to fund environmental liabilities for future environmental remediation or action. NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recover prudently incurred costs allocable to Oregon customers, subject to an earnings test. On October 21, 2019 the WUTC authorized an Environmental Cost Recovery Mechanism (ECRM) for recovery of prudently incurred costs allocable to Washington customers beginning November 1, 2019. See Note 17 and "Results of Operations—Regulatory Matters—Environmental Cost Deferral and Recovery" above.

Based on several factors, including current credit ratings, NW Natural's commercial paper program, current cash reserves, committed credit facilities, and an expected ability to issue long-term debt and receive equity contributions from NW Holdings, NW Natural believes its liquidity is sufficient to meet anticipated near-term cash requirements, including all contractual obligations, and investing and financing activities as discussed in "Cash Flows" below.

NW NATURAL DIVIDENDS. The declarations and amount of future dividends to NW Holdings will depend upon earnings, cash flows, financial condition, the satisfaction of OPUC and WUTC regulatory ring-fencing restrictions, and other factors. The amount and timing of dividends payable on common stock is subject to approval of the NW Natural Board of Directors.

Gas and Pipeline Capacity Purchase Agreements
NW Natural has signed agreements providing for the reservation of firm pipeline capacity under which it is required to make fixed monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies, or is established directly with private counterparties, as applicable. In addition, NW Natural has entered into long-term agreements to release firm pipeline capacity. NW Natural also enters into short-term and long-term gas purchase agreements. Refer to Note 16 for gas and pipeline capacity purchase commitments.

NW Natural Renewables is a newly formed and non-utility regulated subsidiary of NW Natural Holdings established to pursue non-regulated renewable natural gas activities. In September 2021, a subsidiary of NW Natural Renewables and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to develop two production facilities that are designed to convert landfill waste gases to renewable natural gas (RNG). Testing and commissioning of the production facilities is expected to occur in 2023. Upon completion of each facility, the subsidiary of NW Natural Renewables is committed to make cash payments totaling $50.1 million to partially fund the infrastructure required to condition biogas and connect gas production to existing regional pipeline networks. Alongside these development agreements, a subsidiary of NW Natural Renewables and a subsidiary of EDL executed agreements designed to secure a 20-year supply of RNG for NW Natural Renewables. At December 31, 2021, the amount of RNG purchases based on prices and quantities specified in the agreements are as follows: approximately $9.2 million in 2023, $10.5 million in 2024, $21.0 million in 2025, $21.0 million in 2026 and $584.0 million thereafter.

Other Purchase Agreements
Other purchase commitments primarily consist of remaining balances under existing purchase orders and gas storage agreements. At December 31, 2021, the amount due over the duration of the purchase agreements totaled $48.1 million. Except for these certain purchase commitments, NW Holdings and NW Natural have no material off-balance sheet financing arrangements.

Short-Term Debt
The primary source of short-term liquidity for NW Holdings is cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities it may enter into from time to time.

The primary source of short-term liquidity for NW Natural is from the sale of commercial paper, available cash from a multi-year credit facility, and short-term credit facilities it may enter into from time to time. In addition to issuing commercial paper or entering into bank loans to meet working capital requirements, including seasonal requirements to finance gas purchases and accounts receivable, short-term debt may also be used to temporarily fund capital requirements. For NW Natural, commercial paper and bank loans are periodically refinanced through the sale of long-term debt or equity contributions from NW Holdings. Commercial paper, when outstanding, is sold through two commercial banks under an issuing and paying agency agreement and is supported by one or more unsecured revolving credit facilities. See “Credit Agreements” below.

In June 2021, NW Natural entered into a $100.0 million 364-Day Term Loan Credit Agreement (Term Loan) and borrowed the full amount. All principal and interest under the Term Loan was repaid in December 2021.

At December 31, 2021 and 2020, NW Natural's short-term debt outstanding of $245.5 million and $231.5 million, respectively, consisted of commercial paper borrowings. At December 31, 2021 and 2020, NW Holdings' short-term debt outstanding of $389.5 million and $304.5 million, respectively, consisted of the commercial paper outstanding at NW Natural and $144.0 million and $73.0 million, respectively, of balances outstanding under the credit agreement at NW Holdings. The weighted average interest rate of commercial paper at NW Natural at December 31, 2021 and 2020 was 0.3% and 0.4%, respectively. The weighted average interest rate on the credit agreement at NW Holdings at December 31, 2021 and 2020 was 1.1% and 1.2%, respectively.

Credit Agreements
NW Holdings
NW Holdings has a $200 million sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million. The maturity date of the agreement is November 3, 2026, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2021 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2021 and 2020, with consolidated indebtedness to total capitalization ratios of 60.5% and 58.6%, respectively.

The NW Holdings credit agreement also requires NW Holdings to maintain debt ratings (which are defined by a formula using NW Natural's credit ratings in the event NW Holdings does not have a credit rating) with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in its senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Holdings' debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreements are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed. NW Holdings does not currently maintain ratings with S&P or Moody's.

The NW Holdings credit agreement also includes a mechanism that can increase or decrease the undrawn interest rate by up to 1 basis point and undrawn interest rate by up to 5 basis points in accordance with NW Holdings’ independently verified achievement of quantifiable metrics related to two goals—one related to carbon savings and one related to in-line inspections of NW Natural’s transmission pipeline. Performance against these metrics is designed to be assessed annually with pricing adjustments, if any, resetting off of primary pricing annually and not cumulatively.

Interest charges on the NW Holdings credit agreement are indexed to the London Interbank Offered Rate (LIBOR). The agreement contains provisions addressing the end of the use of LIBOR as a benchmark rate of interest and a mechanism for determining an alternative benchmark rate of interest without an amendment to the credit agreement. If the provisions are triggered, LIBOR would be replaced by a secured overnight financing rate (SOFR)-based rate, if one can be determined, or, if not, LIBOR may be replaced by a rate selected by NW Holdings and the administrative agent under the agreement. The replacement rate is also subject to a spread adjustment which may be positive, negative or zero.

NW Holdings had no letters of credit issued and outstanding at December 31, 2021 and 2020.

NW Natural
NW Natural has a sustainability-linked multi-year credit agreement for unsecured revolving loans totaling $400 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million. The maturity date of the agreement is November 3, 2026 with an available extension of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2021 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at December 31, 2021 or 2020. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2021 and 2020, with consolidated indebtedness to total capitalization ratios of 55.8% and 57.9%, respectively.

The NW Natural credit agreement also requires NW Natural to maintain credit ratings with S&P and Moody’s and notify the lenders of any change in NW Natural's senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Natural's debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreement are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreement when ratings are changed. See "Credit Ratings" below.

The NW Natural credit agreement also includes a mechanism that can increase or decrease the undrawn interest rate by up to 1 basis point and undrawn interest rate by up to 5 basis points in accordance with NW Natural’s independently verified achievement of quantifiable metrics related to two goals—one related to carbon savings and one related to in-line inspections of NW Natural’s transmission pipeline. Performance against these metrics is designed to be assessed annually with pricing adjustments, if any, resetting off of primary pricing annually and not cumulatively.

Interest charges on the NW Natural credit agreement are indexed to LIBOR. The agreement contains provisions addressing the end of the use of LIBOR as a benchmark rate of interest and a mechanism for determining an alternative benchmark rate of interest without an amendment to the credit agreement. If the provisions are triggered, LIBOR would be replaced by a secured overnight financing rate (SOFR)-based rate, if one can be determined, or, if not, LIBOR may be replaced by a rate selected by NW Natural and the administrative agent under the agreement. The replacement rate is also subject to a spread adjustment which may be positive, negative or zero.

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

As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Holdings and NW Natural are required to maintain separate credit ratings, long-term debt ratings, and preferred stock ratings, if any.

Long-Term Debt
Issuance of Long-Term Debt
In November 2021, NW Natural issued $130.0 million of First Mortgage Bonds (FMBs) with an interest rate of 3.08% due in 2051. Issued as a sustainability bond, net proceeds from the sale of the FMBs were added to the general funds of NW Natural and used for general corporate purposes, while an amount equivalent to the net proceeds from the sale of the bonds was or will be allocated to finance and/or refinance, in whole or in part, investments in one or more new or existing projects of NW Natural deemed to be an eligible project in the bond offering. Projects deemed eligible for the FMB offering included expenditures related to RNG and hydrogen generation and infrastructure, programs related to energy efficiency, expenditures related to operations or service centers that have or are expected to receive LEED Gold or Platinum certification, and expenditures and program investments related to enabling opportunities for diverse business enterprises.

In June 2021, NWN Water, a wholly-owned subsidiary of NW Holdings, entered into a five-year term loan agreement for $55.0 million. The loan carried an interest rate of 0.90% at December 31, 2021, which is based upon the one-month LIBOR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2021, with a consolidated indebtedness to total capitalization ratio of 60.5%.

Retirement of Long-Term Debt
The following NW Natural debentures were retired in the periods indicated:

	Year Ended December 31,
In millions	2021	2020	2019
NW Natural First Mortgage Bonds:
Series 8.31% due 2019	$—	$—	$10
Series 7.63% due 2019	—	—	20
Series 5.37% due 2020	—	75	—
Series 9.05% due 2021	10	—	—
Series 3.18% due 2021	50	—	—
Total	$60	$75	$30
In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a two-year term loan agreement for $35.0 million. The loan was repaid in June 2021 upon its maturity date.

Maturities and Interest on Long-Term Debt
Maturities and payment of interest on long-term debt for each of the annual periods through December 31, 2026 and thereafter are as follows:

In millions	Long-term debt maturities	Interest on long-term debt
NW Natural:
2022	$—	$42.6
2023	90.0	41.7
2024	—	38.6
2025	30.0	38.0
2026	55.0	36.0
Thereafter	819.7	513.9
NW Natural Total	$994.7	$710.8
Other NW Holdings:
2022	$0.3	$0.8
2023	0.4	1.3
2024	0.3	1.4
2025	0.3	1.3
2026	55.3	0.7
Thereafter	1.9	0.2
Other NW Holdings Total	$58.5	$5.7
NW Holdings:
2022	$0.3	$43.4
2023	90.4	43.0
2024	0.3	40.0
2025	30.3	39.3
2026	110.3	36.7
Thereafter	821.6	514.1
NW Holdings Total	$1,053.2	$716.5
Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of December 31, 2021 and 2020. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows

Operating Activities
Changes in our operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

In millions	2021	2020	2019
NW Natural cash provided by operating activities	$141.5	$148.5	$186.9
NW Holdings cash provided by operating activities	$160.4	$145.3	$186.0

The significant drivers of changes in cash provided by operating activities discussed below apply to both NW Holdings and NW Natural.

2021 COMPARED TO 2020. The significant factors contributing to the $7.0 million decrease at NW Natural cash flow provided by operating activities were as follows:
•$58.1 million increase in net deferred gas costs as the actual costs during the 2020-21 winter season were 21% above the PGA estimates primarily due to the 2021 cold weather event as opposed to gas costs in the 2019-20 winter season that were in line with estimates embedded in the PGA,
•$26.5 million decrease due to increased receivables; partially offset by
•$51.7 million increase in the regulatory incentive sharing mechanism related to revenues earned from Mist gas storage and asset management activities primarily related to the 2021 cold weather event, and
•$19.4 million of lower contributions to the defined benefit pension plan.

The $15.1 million increase in NW Holdings cash flow provided by operating activities were driven by the above factors affecting NW Natural, in addition to:
•$14.0 million increase due to lower income and other taxes, and
•$9.7 million increase due to lower deferred environmental expenses.

2020 COMPARED TO 2019. The significant factors contributing to the $40.7 million and $38.4 million decreases in NW Holdings and NW Natural cash flow provided by operating activities, respectively, were as follows:
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

During the year ended December 31, 2021, NW Natural contributed $9.6 million to its qualified defined benefit pension plan, compared to $29.0 million for 2020 and $11.0 million in 2019. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural does not expect to make any plan contributions during 2022. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans’ assets. See Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to our operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16.

Investing Activities

In millions	2021	2020	2019
NW Natural cash used in investing activities	$(275.7)	$(264.1)	$(243.1)
NW Holdings cash used in investing activities	$(300.1)	$(294.3)	$(303.8)
2021 COMPARED TO 2020. Cash used in investing activities increased $11.6 million at NW Natural and $5.8 million at NW Holdings, respectively.

The increase at NW Natural is primary driven by an increase in capital expenditures of $12.2 million for customer growth, system reinforcement, and technology. The increase at NW Holdings is driven by the $14.5 million purchase of an equity method investment and $12.5 million of proceeds from the sale of discontinued operations in the prior year, partially offset by a $37.0 million decrease in cash paid for acquisitions.

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

NW Natural capital expenditures for 2022 are expected to be in the range of $310 million to $350 million and for the five-year period from 2022 to 2026 are expected to range from $1.3 billion to $1.5 billion. NW Natural Water is expected to invest approximately $15 million in 2022 related to maintenance capital expenditures for water and wastewater utilities owned as of December 31, 2021, and for the five-year period from 2022 to 2026 capital expenditures are expected to invest approximately $60 million to $70 million.

The timing and amount of the core capital expenditures and projects for 2022 and the next five years could change based on regulation, growth, and cost estimates. Additional investments in our infrastructure during and after 2022 that are not incorporated in the estimates provided above will depend largely on additional regulations, growth, and expansion opportunities. Required funds for the investments are expected to be internally generated or financed with long-term debt or equity, as appropriate.

Financing Activities

In millions	2021	2020	2019
NW Natural cash provided by financing activities	$139.3	$122.4	$54.9
NW Holdings cash provided by financing activities	$131.4	$171.8	$115.5

2021 COMPARED TO 2020. Cash provided by financing activities increased $16.9 million at NW Natural primarily driven by higher short-term debt borrowings of $297.6 million and $116.0 million in capital contributions by NW Holdings, partially offset by $390.1 million of lower proceeds from and repayments of commercial paper with maturities greater than 90 days.

Cash provided by financing activities decreased $40.4 million at NW Holdings primarily due to $390.1 million of lower proceeds from and repayments of commercial paper with maturities greater than 90 days, partially offset by higher other short-term debt borrowings of $319.6 million and cash proceeds of $17.5 million from the ATM equity program.

2020 COMPARED TO 2019. Cash provided by financing activities increased $56.3 million and $67.5 million at NW Holdings and NW Natural, respectively.

The increase in cash provided by financing activities at NW Natural was primarily driven by $198.8 million of higher borrowings of short-term debt, net, and $2.0 million of higher cash dividends paid. The increases were partially offset by decreases of $35.0 million in long-term debt borrowings and $93.2 million in capital contributions from NW Holdings to NW Natural in 2019.

The increase at NW Holdings was primarily due to $223.9 million higher in short-term borrowings, partially offset by decreases of $93.0 million in common stock issuance proceeds and $70.0 million lower repayments of long-term debt.

Pension Cost and Funding Status of Qualified Retirement Plans
NW Natural's pension costs are determined in accordance with accounting standards for compensation and retirement benefits. See “Application of Critical Accounting Policies and Estimates – Pensions and Postretirement Benefits” below. Pension expense for NW Natural's qualified defined benefit plan, which is allocated between operations and maintenance expenses and capital expenditures totaled $16.6 million in 2021, a decrease of $1.8 million from 2020. The fair market value of pension assets in this plan increased to $399.2 million at December 31, 2021 from $373.9 million at December 31, 2020. The increase was due to a gain on plan assets of $38.7 million and $9.6 million in employer contributions, partially offset by benefit payments of $23.0 million.

Contributions made to NW Natural's company-sponsored qualified defined benefit pension plan are based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The qualified defined benefit pension plan was underfunded by $104.7 million at December 31, 2021. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural does not expect to make any plan contributions during 2022. The amount and timing of future contributions will depend on market interest rates and investment returns on the plan's assets. See Note 10 for information regarding employer contributions and estimated future benefit payments and other pension disclosures.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates—Environmental Contingencies” below. At December 31, 2021, NW Natural's total estimated liability related to environmental sites was $115.8 million. See Note 17 and "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" above.

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

Based on current accounting and regulatory competitive conditions, NW Natural believes it is reasonable to expect continued application of regulatory accounting for NGD activities. Further, it is reasonable to expect the recovery or refund of NW Natural's regulatory assets and liabilities at December 31, 2021 through future customer rates. If it is determined that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances against earnings in the period such determination is made. The net balance in regulatory asset and liability accounts was a net liability of $382.7 million and $308.5 million as of December 31, 2021 and 2020, respectively. See Note 2 for more detail on regulatory balances.

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

Accrued Unbilled Revenue
For a description of the policy regarding accrued unbilled revenue, most of which relates to the NGD business at NW Natural, see Note 2. The following table presents changes in key metrics if the estimated percentage of unbilled volume at December 31 was adjusted up or down by 1%:

	2021
In millions	Up 1%	Down 1%
Unbilled revenue increase (decrease)(1)	$1.2	$(1.2)
Margin increase (decrease)(1)	0.4	(0.4)
Net income before tax increase (decrease)(1)	0.4	(0.4)
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

Derivative instruments are recorded on the balance sheet at fair value. If certain regulatory conditions are met, then the derivative instrument fair value is recorded together with an offsetting entry to a regulatory asset or liability account pursuant to regulatory accounting, and no unrealized gain or loss is recognized in current income or loss. See "Regulatory Accounting" above for additional information. The gain or loss from the fair value of a derivative instrument subject to regulatory deferral is included in the recovery from, or refund to, NGD business customers in future periods. If a derivative contract is not subject to regulatory deferral, then the accounting treatment for unrealized gains and losses is recorded in accordance with accounting standards for derivatives and hedging which is either in current income or loss or in accumulated other comprehensive income or loss (AOCI or AOCL). Derivative contracts outstanding at December 31, 2021, 2020 and 2019 were measured at fair value using models or other market accepted valuation methodologies derived from observable market data. Estimates of fair value may change significantly from period-to-period depending on market conditions, notional amounts, and prices. These changes may have an impact on results of operations, but the impact would largely be mitigated due to the majority of derivative activities being subject to regulatory deferral treatment. For more information on derivative activity and associated regulatory treatment, see Note 2 and Note 15.

The following table summarizes the amount of gains realized from commodity price transactions for the last three years:

In millions	2021	2020	2019
NGD business net gain on commodity swaps	$50.9	$2.3	$17.9

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

A number of factors, as discussed above, are considered in developing pension and postretirement benefit assumptions. For the December 31, 2021 measurement date, NW Natural reviewed and updated:
•the weighted-average discount rate assumptions for pensions increased from 2.36% for 2020 to 2.71% for 2021, and our weighted-average discount rate assumptions for other postretirement benefits increased from 2.34% for 2020 to 2.72% for 2021. The new rate assumptions were determined for each plan based on a matching of benchmark interest rates to the estimated cash flows, which reflect the timing and amount of future benefit payments. Benchmark interest rates are drawn from the FTSE Above Median Curve, which consists of high quality bonds rated AA- or higher by S&P or Aa3 or higher by Moody’s;
•the expected annual rate of future compensation for bargaining unit employees, which was updated from a range of 3.50% to 6.50% for 2020, was 3.50 % in 2021 and thereafter. The rate increase for non bargaining unit employees is 4.00% in 2022 and 3.50% thereafter.
•the expected long-term return on qualified defined benefit plan assets decreased from 7.25% in 2020 to 7.00% for 2021;
•Mortality assumptions are reviewed annually and are updated for material changes as necessary. In 2021, mortality rate assumptions were updated from Pri-2012 mortality tables using scale MP-2020 to Pri-2012 mortality tables using scale MP-2021, which partially offset increases of the projected benefit obligation; and
•other key assumptions, which were based on actual plan experience and actuarial recommendations.

At December 31, 2021, the net pension liability (benefit obligations less market value of plan assets) for the Pension Plan decreased $46.5 million compared to 2020. The decrease in the net pension liability is primarily due to the $25.3 million increase in plan assets and the $21.3 million decrease to the pension benefit obligation. The liability for non-qualified plans decreased $2.3 million, and the liability for other postretirement benefits decreased $1.8 million in 2021.

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

NW Natural believes its pension assumptions are appropriate based on plan design and an assessment of market conditions. The following shows the sensitivity of retirement benefit costs and benefit obligations to changes in certain actuarial assumptions:

Dollars in millions	Change in Assumption	Impact on 2021 Retirement Benefit Costs	Impact on Retirement Benefit Obligations at Dec. 31, 2021
Discount rate:	(0.25)%
Qualified defined benefit plans		$1.8	$16.8
Non-qualified plans		—	0.8
Other postretirement benefits		0.1	0.8
Expected long-term return on plan assets:	(0.25)%
Qualified defined benefit plans		0.8	N/A

Income Taxes
Valuation Allowances
Deferred tax assets are recognized to the extent that these assets are believed to be more likely than not to be realized. In making such a determination, available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. NW Holdings and NW Natural have determined that all recorded deferred tax assets are more likely than not to be realized as of December 31, 2021. See Note 11.
Uncertain Tax Benefits
The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in the jurisdictions in which we operate. A tax benefit from a material uncertain tax position will only be recognized when it is more likely than not that the position, or some portion thereof, will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits. NW Holdings and NW Natural participate in the Compliance Assurance Process (CAP) with the Internal Revenue Service (IRS). Under the CAP program companies work with the IRS to identify and resolve material tax matters before the federal income tax return is filed each year. No reserves for uncertain tax benefits were recorded during 2021, 2020, or 2019. See Note 11.
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

Regulatory Matters
Regulatory tax assets and liabilities are recorded to the extent it is probable they will be recoverable from, or refunded to, customers in the future. At December 31, 2021 and 2020, NW Natural had net regulatory income tax assets of $12.4 million and $14.6 million, respectively, representing future rate recovery of deferred tax liabilities resulting from differences in NGD plant financial statement and tax bases and NGD plant removal costs. These regulatory assets are currently being recovered through customer rates. At December 31, 2021 and 2020, regulatory income tax assets of $2.4 million and $2.5 million, respectively, were recorded by NW Natural, representing probable future rate recovery of deferred tax liabilities resulting from the equity portion of AFUDC. At December 31, 2021 and 2020, regulatory income tax assets of $0.4 million and $1.7 million, respectively, were recorded by NW Natural, representing future recovery of Oregon Corporate Activity Tax that was deferred between January 1, 2020 and October 31, 2020.

At December 31, 2021 and 2020, regulatory liability balances, representing the estimated net benefit to NGD customers resulting from the change in deferred taxes as a result of the TCJA, of $189.6 million and $197.8 million, respectively, were recorded by NW Natural. These balances include a gross up for income taxes of $50.2 million and $52.4 million, respectively.

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

NW Holdings' policy for goodwill assessments begins with a qualitative analysis in which events and circumstances are evaluated, including macroeconomic conditions, industry and market conditions, regulatory environments, and the overall financial performance of the reporting unit. If the qualitative assessment indicates that the carrying value may be at risk of recoverability, a quantitative evaluation is performed to measure the carrying value against the fair value of the reporting unit. This evaluation may involve the assessment of future cash flows and other subjective factors for which uncertainty exists and could impact the estimation of future cash flows. These factors include, but are not limited to, the amount and timing of future cash flows, future growth rates, and the discount rate. Unforeseen events and changes in circumstances or market conditions could adversely affect these estimates, which could result in an impairment charge. A qualitative assessment was performed during the fourth quarter of 2021 which indicated a quantitative assessment was not required; thus, no goodwill impairment was recorded. See Note 2 and Note 14 for additional information.

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

Commodity Supply Risk
NW Natural enters into spot, short-term, and long-term natural gas supply contracts, along with associated pipeline transportation contracts, to manage commodity supply risk. Historically, NW Natural has arranged for physical delivery of an adequate supply of gas, including gas in Mist storage and off-system storage facilities, to meet expected requirements of core NGD customers. NW Natural's long-term gas supply contracts are primarily index-based and subject to monthly re-pricing, a strategy that is intended to substantially mitigate credit exposure to physical gas counterparties. Absolute notional amounts under physical gas contracts related to open positions on derivative instruments were 432 million therms and 458 million therms as of December 31, 2021 and 2020, respectively.

Commodity Price Risk
Natural gas commodity prices are subject to market fluctuations due to unpredictable factors including weather, pipeline transportation congestion, drilling technologies, market speculation, and other factors that affect supply and demand. Commodity price risk is hedged with financial swaps, storage and physical gas reserves from a long-term investment in working interests in gas leases operated by Jonah Energy. These hedges are generally included in NW Natural's annual PGA filing for recovery, subject to a regulatory prudence review. Notional amounts under financial derivative contracts were $159.9 million and $168.5 million as of December 31, 2021 and 2020, respectively. The fair value of financial swaps, based on market prices at December 31, 2021, was an unrealized gain of $51.2 million, which would result in cash inflows of $21.3 million in 2022, $24.0 million in 2023, and $5.9 million in 2024.

Interest Rate Risk
NW Holdings and NW Natural are exposed to interest rate risk primarily associated with new debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. Interest rate risk is primarily managed through the issuance of fixed-rate debt with varying maturities. NW Holdings and NW Natural may also enter into financial derivative instruments, including interest rate swaps, options and other hedging instruments, to manage and mitigate interest rate exposure. NW Holdings and NW Natural did not have any interest rate swaps outstanding as of December 31, 2021 or 2020.

Foreign Currency Risk
The costs of certain pipeline and off-system storage services purchased from Canadian suppliers are subject to changes in the value of the Canadian currency in relation to the U.S. currency. Foreign currency forward contracts are used to hedge against fluctuations in exchange rates for NW Natural's commodity-related demand and reservation charges paid in Canadian dollars. Notional amounts under foreign currency forward contracts were $6.3 million and $5.9 million as of December 31, 2021 and 2020, respectively. If all of the foreign currency forward contracts had been settled on December 31, 2021, a loss of $26 thousand would have been realized. See Note 15.

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

Credit Exposure to Financial Derivative Counterparties
Based on estimated fair value at December 31, 2021, NW Natural's overall credit exposure relating to commodity contracts was $51.2 million. We generally have credit exposure to financial derivative counterparties when forward gas prices exceed our hedge prices, which was the case with all financial swap counterparties at December 31, 2021. NW Natural's financial derivatives policy requires counterparties to have at least an investment-grade credit rating at the time the derivative instrument is entered into and specific limits on the contract amount and duration based on each counterparty’s credit rating. NW Natural actively monitors and manages derivative credit exposure and places counterparties on hold for trading purposes or requires cash collateral, letters of credit, or guarantees as circumstances warrant.

The following table summarizes NW Natural's overall financial swap and option credit exposure, based on estimated fair value, and the corresponding counterparty credit ratings. The table uses credit ratings from S&P and Moody’s, reflecting the higher of the S&P or Moody’s rating or a middle rating if the entity is split-rated with more than one rating level difference:

	Financial Derivative Position by Credit Rating Unrealized Fair Value Gain (Loss)
In millions	2021	2020
AA/Aa	$44.3	$11.2
A/A	6.9	1.6
Total	$51.2	$12.8

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

At December 31, 2021, financial derivative credit risk on a volumetric basis was geographically concentrated 37% in the United States and 63% in Canada, based on counterparties' location. At December 31, 2020, financial derivative credit risk on a volumetric basis was geographically concentrated 43% in the United States and 57% in Canada with our counterparties.

Credit Exposure to Insurance Companies
Credit exposure to insurance companies for loss or damage claims could be material. NW Holdings and NW Natural regularly monitor the financial condition of insurance companies who provide general liability insurance policy coverage to NW Holdings, NW Natural, their predecessors, and their subsidiaries.

Weather Risk
NW Natural has a weather normalization mechanism in Oregon; however, it is exposed to weather risk primarily from NGD business operations. A large percentage of NGD margin is volume driven, and current rates are based on an assumption of average weather. NW Natural's weather normalization mechanism in Oregon is for residential and commercial customers, which is intended to stabilize the recovery of NGD business fixed costs and reduce fluctuations in customers’ bills due to colder or warmer than average weather. Customers in Oregon are allowed to opt out of the weather normalization mechanism. As of December 31, 2021, approximately 8% of Oregon customers had opted out. In addition to the Oregon customers opting out, Washington residential and commercial customers account for approximately 12% of our total customer base and are not covered by weather normalization. The combination of Oregon and Washington customers not covered by a weather normalization mechanism is 19% of all residential and commercial customers. See "Results of Operations—Regulatory Matters—Rate Mechanisms—WARM" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

		Page
1.	Management's Reports on Internal Control Over Financial Reporting	73

2.	Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)	75

3.	Consolidated Financial Statements:

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Holding Company for the Years Ended December 31, 2021, 2020, and 2019	79

	Consolidated Balance Sheets of Northwest Natural Holding Company at December 31, 2021 and 2020	80

	Consolidated Statements of Shareholders’ Equity of Northwest Natural Holding Company for the Years Ended December 31, 2021, 2020, and 2019	82

	Consolidated Statements of Cash Flows of Northwest Natural Holding Company for the Years Ended December 31, 2021, 2020, and 2019	83

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Gas Company for the Years Ended December 31, 2021, 2020, and 2019	85

	Consolidated Balance Sheets of Northwest Natural Gas Company at December 31, 2021 and 2020	86

	Consolidated Statements of Shareholder's Equity of Northwest Natural Gas Company for the Years Ended December 31, 2021, 2020, and 2019	88

	Consolidated Statements of Cash Flows of Northwest Natural Gas Company for the Years Ended December 31, 2021, 2020, and 2019	89

	Notes to Consolidated Financial Statements	90

4.	Supplementary Data for the Years Ended December 31, 2021, 2020, and 2019:

	Financial Statement Schedules

	Schedule I - Condensed Financial Information of Northwest Natural Holding Company at December 31, 2021 and 2020, and for the Years Ended December 31, 2021, 2020, and 2019	129

	Schedule II – Valuation and Qualifying Accounts and Reserves of Northwest Natural Holding Company and Northwest Natural Gas Company for the Years Ended December 31, 2021, 2020, and 2019	133

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

NW Holdings management assessed the effectiveness of NW Holdings' internal control over financial reporting as of December 31, 2021. In making this assessment, NW Holdings management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Holdings management's assessment and those criteria, NW Holdings management has concluded that it maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report.

/s/ David H. Anderson
David H. Anderson
President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer
Frank H. Burkhartsmeyer
Senior Vice President and Chief Financial Officer

February 25, 2022

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

NW Natural management assessed the effectiveness of NW Natural's internal control over financial reporting as of December 31, 2021. In making this assessment, NW Natural management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Natural management's assessment and those criteria, NW Natural management has concluded that it maintained effective internal control over financial reporting as of December 31, 2021.

/s/ David H. Anderson
David H. Anderson
President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer
Frank H. Burkhartsmeyer
Senior Vice President and Chief Financial Officer

February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Northwest Natural Holding Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Northwest Natural Holding Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, there were $387.0 million of regulatory assets and $770.6 million of regulatory liabilities as of December 31, 2021. As disclosed by management, the Company has operations that are subject to the actions of regulators which establish rates in general rate cases and other proceedings which are designed to recover specific costs of providing regulatory services for which management records regulatory assets and liabilities. Regulatory accounting requires management to account for deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue on the income statement at the same time the adjustment to amounts is included in rates charged to customers.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter are the significant judgment by management in assessing the potential outcomes and related accounting impacts of rate cases and other proceedings. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the recovery of regulatory assets and the settlement of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of rates cases and other proceedings, including the probability of recovery of regulatory assets and the settlement of regulatory liabilities and related accounting and disclosure impacts. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities, (ii) evaluating the sufficiency of the disclosures in the consolidated financial statements, and (iii) testing the regulatory assets and liabilities, including those subject to regulatory proceedings, also involved considering the provisions and formulas outlined in rate orders, other regulatory correspondence, and the application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
February 25, 2022

We have served as the Company’s auditor since 1997.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Northwest Natural Gas Company:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northwest Natural Gas Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), of shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, there were $386.9 million of regulatory assets and $769.6 million of regulatory liabilities as of December 31, 2021. As disclosed by management, the Company has operations that are subject to the actions of regulators which establish rates in general rate cases and other proceedings which are designed to recover specific costs of providing regulatory services for which management records regulatory assets and liabilities. Regulatory accounting requires management to account for deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue on the income statement at the same time the adjustment to amounts is included in rates charged to customers.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter are the significant judgment by management in assessing the potential outcomes and related accounting impacts of rate cases and other proceedings. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the recovery of regulatory assets and the settlement of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of rates cases and other proceedings, including the probability of recovery of regulatory assets and the settlement of regulatory liabilities and related accounting and disclosure impacts. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities, (ii) evaluating the sufficiency of the disclosures in the consolidated financial statements, and (iii) testing the regulatory assets and liabilities, including those subject to regulatory proceedings, also involved considering the provisions and formulas outlined in rate orders, other regulatory correspondence, and the application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
February 25, 2022

We have served as the Company’s auditor since 1997.

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands, except per share data	2021	2020	2019

Operating revenues	$860,400	$773,679	$746,372

Operating expenses:
Cost of gas	292,314	262,755	254,911
Operations and maintenance	204,227	180,129	178,191
Environmental remediation	9,938	9,691	12,337
General taxes	38,633	35,078	32,388
Revenue taxes	34,740	30,291	30,325
Depreciation and amortization	113,534	103,683	91,496
Other operating expenses	3,897	3,701	3,250
Total operating expenses	697,283	625,328	602,898
Income from operations	163,117	148,351	143,474
Other income (expense), net	(12,559)	(13,944)	(22,836)
Interest expense, net	44,486	43,052	42,685
Income before income taxes	106,072	91,355	77,953
Income tax expense	27,406	21,082	12,642
Net income from continuing operations	78,666	70,273	65,311
Income (loss) from discontinued operations, net of tax	—	6,508	(3,576)
Net income	78,666	76,781	61,735
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $(219) for 2021, $1,025 for 2020, and $956 for 2019	593	(2,848)	(2,655)
Amortization of non-qualified employee benefit plan liability, net of taxes of $(320) for 2021, $(244) for 2020, and $(172) for 2019	905	679	476
Comprehensive income	$80,164	$74,612	$59,556
Average common shares outstanding:
Basic	30,702	30,541	29,786
Diluted	30,752	30,599	29,859
Earnings from continuing operations per share of common stock:
Basic	$2.56	$2.30	$2.19
Diluted	2.56	2.30	2.19
Earnings (loss) from discontinued operations per share of common stock:
Basic	$—	$0.21	$(0.12)
Diluted	—	0.21	(0.12)
Earnings per share of common stock:
Basic	$2.56	$2.51	$2.07
Diluted	2.56	2.51	2.07

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2021	2020

Assets:
Current assets:
Cash and cash equivalents	$18,559	$30,168
Accounts receivable	101,495	88,083
Accrued unbilled revenue	82,169	57,949
Allowance for uncollectible accounts	(2,018)	(3,219)
Regulatory assets	72,391	31,745
Derivative instruments	48,130	13,678
Inventories	57,262	42,691
Income taxes receivable	—	6,000
Other current assets	59,288	56,150
Total current assets	437,276	323,245
Non-current assets:
Property, plant, and equipment	3,997,243	3,734,039
Less: Accumulated depreciation	1,125,873	1,079,269
Total property, plant, and equipment, net	2,871,370	2,654,770
Regulatory assets	314,579	348,927
Derivative instruments	10,730	6,135
Other investments	89,278	83,743
Operating lease right of use asset, net	75,049	77,446
Assets under sales-type leases	138,995	143,759
Goodwill	70,570	69,225
Other non-current assets	56,757	49,129
Total non-current assets	3,627,328	3,433,134
Total assets	$4,064,604	$3,756,379

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2021	2020

Liabilities and equity:
Current liabilities:
Short-term debt	$389,500	$304,525
Current maturities of long-term debt	345	95,344
Accounts payable	133,486	97,966
Taxes accrued	15,520	13,812
Interest accrued	7,503	7,441
Regulatory liabilities	112,281	50,362
Derivative instruments	10,402	4,198
Operating lease liabilities	1,296	1,105
Other current liabilities	54,432	52,330
Total current liabilities	724,765	627,083
Long-term debt	1,044,587	860,081
Deferred credits and other non-current liabilities:
Deferred tax liabilities	340,231	319,292
Regulatory liabilities	658,332	639,663
Pension and other postretirement benefit liabilities	166,684	217,287
Derivative instruments	412	2,852
Operating lease liabilities	79,468	80,621
Other non-current liabilities	114,979	120,767
Total deferred credits and other non-current liabilities	1,360,106	1,380,482
Commitments and contingencies (see Note 16 and Note 17)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 31,129 and 30,589 at December 31, 2021 and 2020, respectively	590,771	565,112
Retained earnings	355,779	336,523
Accumulated other comprehensive loss	(11,404)	(12,902)
Total equity	935,146	888,733
Total liabilities and equity	$4,064,604	$3,756,379

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2018	$457,640	$312,182	$(7,188)	$762,634
Comprehensive income (loss)	—	61,735	(2,179)	59,556
Dividends on common stock, $1.90 per share	—	(56,833)	—	(56,833)
Stock-based compensation	2,601	—	—	2,601
Shares issued pursuant to equity based plans	5,085	—	—	5,085
Issuance of common stock, net of issuance costs	92,956	—	—	92,956
Reclassification of tax effects from the TCJA	—	1,366	(1,366)	—
Balance at December 31, 2019	558,282	318,450	(10,733)	865,999
Comprehensive income (loss)	—	76,781	(2,169)	74,612
Dividends on common stock, $1.91 per share	—	(58,708)	—	(58,708)
Stock-based compensation	4,361	—	—	4,361
Shares issued pursuant to equity based plans	2,469	—	—	2,469
Balance at December 31, 2020	565,112	336,523	(12,902)	888,733
Comprehensive income (loss)	—	78,666	1,498	80,164
Dividends on common stock, $1.92 per share	—	(59,410)	—	(59,410)
Stock-based compensation	3,615	—	—	3,615
Shares issued pursuant to equity based plans	4,543	—	—	4,543
Issuance of common stock, net of issuance costs	17,501	—	—	17,501
Balance at December 31, 2021	$590,771	$355,779	$(11,404)	$935,146

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2021	2020	2019
Operating activities:
Net income	$78,666	$76,781	$61,735
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	113,534	103,683	91,496
Regulatory amortization of gas reserves	13,897	17,779	19,172
Deferred income taxes	14,617	18,667	6,317
Qualified defined benefit pension plan expense	16,556	18,370	16,497
Contributions to qualified defined benefit pension plans	(9,590)	(28,980)	(10,970)
Deferred environmental expenditures, net	(18,187)	(27,871)	(16,226)
Environmental remediation expense	9,938	9,691	12,337
Regulatory disallowance of pension costs	—	—	10,500
Gain on sale of discontinued operations, net of tax	—	(5,902)	—
Other	11,569	(6,942)	14,760
Changes in assets and liabilities:
Receivables, net	(44,128)	(16,799)	5,844
Inventories	(14,571)	1,262	(5,969)
Income and other taxes	3,292	(10,710)	4,528
Accounts payable	12,118	(15,910)	(16,485)
Deferred gas costs	(40,541)	17,590	(23,471)
Asset optimization revenue sharing	44,458	(7,244)	655
Decoupling mechanism	(5,206)	2,884	18,661
Other, net	(26,069)	(2,925)	(4,080)
Discontinued operations	—	1,894	712
Cash provided by operating activities	160,353	145,318	186,013
Investing activities:
Capital expenditures	(293,892)	(273,016)	(223,471)
Acquisitions, net of cash acquired	(1,289)	(38,263)	(56,786)
Leasehold improvement expenditures	(1,364)	(7,878)	(18,812)
Proceeds from the sale of assets	3,926	8,149	659
Purchase of equity method investment	(14,450)	—	—
Proceeds from sale of equity method investment	7,000	7,000	—
Proceeds from sale of discontinued operations	—	12,500	—
Other	(54)	1,654	(3,544)
Discontinued operations	—	(4,423)	(1,827)
Cash used in investing activities	(300,123)	(294,277)	(303,781)

	Year Ended December 31,
	2021	2020	2019
Financing activities:
Proceeds from common stock issued, net	17,501	—	92,956
Long-term debt issued	185,000	150,000	175,000
Long-term debt retired	(95,000)	(75,000)	(30,000)
Proceeds from term loan due within one year	100,000	150,000	—
Repayment of term loan	(100,000)	(150,000)	—
Proceeds from commercial paper, maturities greater than three months	—	195,025	—
Repayments of commercial paper, maturities greater than three months	(195,025)	—	—
Changes in other short-term debt, net	280,000	(39,600)	(68,520)
Cash dividend payments on common stock	(55,919)	(55,420)	(53,339)
Other	(5,121)	(3,228)	(599)
Cash provided by financing activities	131,436	171,777	115,498
Increase (decrease) in cash, cash equivalents and restricted cash	(8,334)	22,818	(2,270)
Cash, cash equivalents and restricted cash, beginning of period	35,454	12,636	14,906
Cash, cash equivalents and restricted cash, end of period	$27,120	$35,454	$12,636

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$43,719	$42,651	$41,231
Income taxes paid (refunded)	10,555	13,644	(96)
See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands	2021	2020	2019

Operating revenues	$843,057	$758,748	$739,944

Operating expenses:
Cost of gas	292,538	262,980	255,135
Operations and maintenance	188,762	168,869	169,091
Environmental remediation	9,938	9,691	12,337
General taxes	38,150	34,459	32,075
Revenue taxes	34,600	30,291	30,325
Depreciation and amortization	110,504	101,586	90,405
Other operating expenses	3,332	3,232	3,230
Total operating expenses	677,824	611,108	592,598
Income from operations	165,233	147,640	147,346
Other income (expense), net	(12,745)	(15,116)	(22,968)
Interest expense, net	42,983	40,866	41,339
Income before income taxes	109,505	91,658	83,039
Income tax expense	28,333	21,095	14,065
Net income	81,172	70,563	68,974
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $(219) for 2021, $1,025 for 2020, and $956 for 2019	593	(2,848)	(2,655)
Amortization of non-qualified employee benefit plan liability, net of taxes of $(320) for 2021, $(244) for 2020, and $(172) for 2019	905	679	476
Comprehensive income	$82,670	$68,394	$66,795

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2021	2020

Assets:
Current assets:
Cash and cash equivalents	$12,271	$10,453
Accounts receivable	99,780	80,035
Accrued unbilled revenue	82,028	57,890
Receivables from affiliates	261	660
Allowance for uncollectible accounts	(1,962)	(3,107)
Regulatory assets	72,391	31,745
Derivative instruments	48,130	13,678
Inventories	56,752	42,325
Other current assets	47,378	49,318
Total current assets	417,029	282,997
Non-current assets:
Property, plant, and equipment	3,931,640	3,683,776
Less: Accumulated depreciation	1,119,361	1,075,446
Total property, plant, and equipment, net	2,812,279	2,608,330
Regulatory assets	314,539	348,887
Derivative instruments	10,730	6,135
Other investments	74,786	83,726
Operating lease right of use asset, net	74,987	77,328
Assets under sales-type leases	138,995	143,759
Other non-current assets	55,027	48,174
Total non-current assets	3,481,343	3,316,339
Total assets	$3,898,372	$3,599,336

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2021	2020

Liabilities and equity:
Current liabilities:
Short-term debt	$245,500	$231,525
Current maturities of long-term debt	—	59,955
Accounts payable	131,475	95,170
Payables to affiliates	1,248	13,820
Taxes accrued	15,476	13,724
Interest accrued	7,296	7,338
Regulatory liabilities	112,281	50,362
Derivative instruments	10,402	4,198
Operating lease liabilities	1,273	1,054
Other current liabilities	53,591	51,907
Total current liabilities	578,542	529,053
Long-term debt	986,495	857,265
Deferred credits and other non-current liabilities:
Deferred tax liabilities	337,717	318,034
Regulatory liabilities	657,350	638,793
Pension and other postretirement benefit liabilities	166,684	217,287
Derivative instruments	412	2,852
Operating lease liabilities	79,431	80,559
Other non-current liabilities	113,934	120,309
Total deferred credits and other non-current liabilities	1,355,528	1,377,834
Commitments and contingencies (see Note 16 and Note 17)
Equity:
Common stock	435,515	319,506
Retained earnings	553,696	528,580
Accumulated other comprehensive loss	(11,404)	(12,902)
Total equity	977,807	835,184
Total liabilities and equity	$3,898,372	$3,599,336

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2018	$226,452	$496,404	$(7,188)	$715,668
Comprehensive income (loss)	—	68,974	(2,179)	66,795
Dividends on common stock	—	(53,372)	—	(53,372)
Capital contribution from parent	93,105	—	—	93,105
Reclassification of tax effects from the TCJA	—	1,366	(1,366)	—
Balance at December 31, 2019	319,557	513,372	(10,733)	822,196
Comprehensive income (loss)	—	70,563	(2,169)	68,394
Dividends on common stock	—	(55,355)	—	(55,355)
Other	(51)	—	—	(51)
Balance at December 31, 2020	319,506	528,580	(12,902)	835,184
Comprehensive income (loss)	—	81,172	1,498	82,670
Dividends on common stock	—	(56,056)	—	(56,056)
Capital contributions from parent	116,009	—	—	116,009
Balance at December 31, 2021	$435,515	$553,696	$(11,404)	$977,807

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2021	2020	2019
Operating activities:
Net income	$81,172	$70,563	$68,974
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	110,504	101,586	90,405
Regulatory amortization of gas reserves	13,897	17,779	19,172
Deferred income taxes	13,223	4,645	4,046
Qualified defined benefit pension plan expense	16,556	18,370	16,497
Contributions to qualified defined benefit pension plans	(9,590)	(28,980)	(10,970)
Deferred environmental expenditures, net	(18,187)	(27,871)	(16,226)
Environmental remediation expense	9,938	9,691	12,337
Regulatory disallowance of pension costs	—	—	10,500
Other	9,464	(7,025)	13,170
Changes in assets and liabilities:
Receivables, net	(43,030)	(16,540)	9,264
Inventories	(14,427)	1,539	(5,990)
Income and other taxes	(10,405)	10,832	496
Accounts payable	8,728	(18,909)	(18,548)
Deferred gas costs	(40,541)	17,590	(23,471)
Asset optimization revenue sharing	44,458	(7,244)	655
Decoupling mechanism	(5,206)	2,884	18,661
Other, net	(25,060)	(393)	(2,081)
Cash provided by operating activities	141,494	148,517	186,891
Investing activities:
Capital expenditures	(278,237)	(266,048)	(221,380)
Leasehold improvement expenditures	(1,364)	(7,878)	(18,812)
Proceeds from the sale of assets	3,926	8,149	659
Other	(54)	1,654	(3,544)
Cash used in investing activities	(275,729)	(264,123)	(243,077)
Financing activities:
Long-term debt issued	130,000	150,000	140,000
Long-term debt retired	(60,000)	(75,000)	(30,000)
Proceeds from term loan due within one year	100,000	150,000	—
Repayment of term loan	(100,000)	(150,000)	—
Proceeds from commercial paper, maturities greater than three months	—	195,025	—
Repayment of commercial paper, maturities greater than three months	(195,025)	—	—
Changes in other short-term debt, net	209,000	(88,600)	(92,400)
Cash contributions received from parent	116,009	—	93,155
Cash dividend payments on common stock	(56,056)	(55,355)	(53,372)
Other	(4,600)	(3,632)	(2,510)
Cash provided by financing activities	139,328	122,438	54,873
Increase (decrease) in cash, cash equivalents and restricted cash	5,093	6,832	(1,313)
Cash, cash equivalents and restricted cash, beginning of period	15,739	8,907	10,220
Cash, cash equivalents and restricted cash, end of period	$20,832	$15,739	$8,907
Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$42,395	$40,624	$39,927
Income taxes paid	26,451	6,100	2,479
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

NW Holdings and NW Natural consolidate all entities in which they have a controlling financial interest. Investments in corporate joint ventures and partnerships that NW Holdings does not directly or indirectly control, and for which it is not the primary beneficiary, include NNG Financial's investment in Kelso-Beaver Pipeline and NWN Water's investment in Avion Water Company, Inc., which are accounted for under the equity method. See Note 13 for activity related to equity method investments. NW Holdings and its direct and indirect subsidiaries are collectively referred to herein as NW Holdings, and NW Natural and its direct and indirect subsidiaries are collectively referred to herein as NW Natural. The consolidated financial statements of NW Holdings and NW Natural are presented after elimination of all intercompany balances and transactions.

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

Amounts NW Natural deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
In thousands	2021	2020
Current:
Unrealized loss on derivatives(1)	$10,402	$4,198
Gas costs	35,641	1,979
Environmental costs(2)	6,694	4,992
Decoupling(3)	969	361
Pension balancing(4)	7,131	7,131
Income taxes	2,568	3,484
Other(5)	8,986	9,600
Total current	$72,391	$31,745
Non-current:
Unrealized loss on derivatives(1)	$412	$2,852
Pension balancing(4)	38,302	43,383
Income taxes	12,609	15,368
Pension and other postretirement benefit liabilities	116,440	170,812
Environmental costs(2)	94,636	90,623
Gas costs	15,477	3,925
Decoupling(3)	—	1,031
Other(5)	36,663	20,893
Total non-current	$314,539	$348,887
Other (NW Holdings)	40	40
Total non-current -NW Holdings	$314,579	$348,927

	Regulatory Liabilities
In thousands	2021	2020
Current:
Gas costs	$70	$1,118
Unrealized gain on derivatives(1)	48,130	13,674
Decoupling(3)	4,475	11,793
Income taxes(6)	8,192	8,217
Asset optimization revenue sharing	45,124	10,298
Other(5)	6,290	5,262
Total current	$112,281	$50,362
Non-current:
Gas costs	$250	$314
Unrealized gain on derivatives(1)	10,730	6,135
Decoupling(3)	3,412	1,723
Income taxes(6)	181,404	189,587
Accrued asset removal costs(7)	445,952	427,960
Asset optimization revenue sharing	1,810	1,231
Other(5)	13,792	11,843
Total non-current	$657,350	$638,793
Other (NW Holdings)	982	870
Total non-current -NW Holdings	$658,332	$639,663
(1)Unrealized gains or losses on derivatives are non-cash items and, therefore, do not earn a rate of return or a carrying charge. These amounts are recoverable through natural gas distribution rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.
(2)Refer to the Environmental Cost Deferral and Recovery table in Note 17 for a description of environmental costs.
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

We believe all costs incurred and deferred at December 31, 2021 are prudent. All regulatory assets and liabilities are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Regulatory interest income of $6.1 million and $4.8 million and regulatory interest expense of $1.3 million and $1.8 million was recognized within other income (expense), net for the years ended December 31, 2021 and 2020, respectively.

Environmental Regulatory Accounting
See Note 17 for information about the SRRM and OPUC orders regarding implementation.

COVID-19 Impact
During 2020, our regulated utilities received approval in their respective jurisdictions to defer certain financial impacts associated with COVID-19 such as bad debt expense, financing costs to secure liquidity, lost revenues related to late fees and reconnection fees, and other COVID-19 related costs, net of offsetting direct expense reductions associated with COVID-19. As of December 31, 2021 and 2020, we had a regulatory asset of approximately $8.6 million and $4.8 million, respectively, for incurred costs associated with COVID-19 that we believe are recoverable.

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

Recently Adopted Accounting Pronouncements
INCOME TAXES. In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The purpose of the amendment is to reduce cost and complexity related to accounting for income taxes by removing certain exceptions to the general principles and improving consistent application for other areas in Topic 740. The amendments in this ASU were effective beginning January 1, 2021. The amended presentation and disclosure guidance was applied retrospectively. The adoption did not materially affect the financial statements and disclosures of NW Holdings or NW Natural.

REFERENCE RATE REFORM. In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The purpose of the amendment is to provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." The purpose of the amendment is to clarify guidance on reference rate reform activities, specifically related to accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting, margining, and contract price alignment (the "discounting transition"). The amendments in ASUs 2020-04 and 2021-01 are effective for all entities as of March 12, 2020 through December 31, 2022. We do not expect the ASUs to materially affect the financial statements and disclosures of NW Holdings or NW Natural.

Recently Issued Accounting Pronouncements
LEASES. In July 2021, the FASB issued ASU 2021-05, "Leases (Topic 842), Lessors - Certain Leases with Variable Lease Payments." The purpose of the amendment is to require lessors to account for certain lease transactions that contain variable lease payments as operating leases. The amendments in this ASU are intended to eliminate the recognition of any day-one loss associated with certain sales-type and direct-financing lease transactions. The changes do not impact lessee accounting. The new guidance is effective on January 1, 2022 and may be adopted using either a retrospective or prospective approach. We do not expect the ASU to materially affect the financial statements and disclosures of NW Holdings or NW Natural.

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

The provision for depreciation of NGD property, plant, and equipment is recorded under the group method on a straight-line basis with rates computed in accordance with depreciation studies approved by regulatory authorities. The weighted-average depreciation rate for NGD assets in service was approximately 3.0% for 2021, 3.0% for 2020, and 2.9% for 2019, reflecting the approximate weighted-average economic life of the property. This includes 2021 weighted-average depreciation rates for the following asset categories: 2.6% for transmission and distribution plant, 2.0% for gas storage facilities, 6.2% for general plant, and 6.1% for intangible and other fixed assets.

AFUDC. Certain additions to NGD plant include AFUDC, which represents the net cost of debt and equity funds used during construction. AFUDC is calculated using actual interest rates for debt and authorized rates for ROE, if applicable. If short-term debt balances are less than the total balance of construction work in progress, then a composite AFUDC rate is used to represent interest on all debt funds, shown as a reduction to interest charges, and on ROE funds, shown as other income. While cash is not immediately recognized from recording AFUDC, it is realized in future years through rate recovery resulting from the higher NGD cost of service. Our composite AFUDC rate was 0.7% in 2021, 1.9% in 2020, and 3.9% in 2019.

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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. At December 31, 2021, NW Holdings had no outstanding checks and at December 31, 2020, NW Holdings had outstanding checks of $4.4 million, substantially all of which is recorded at NW Natural. These balances are included in accounts payable in the NW Holdings and NW Natural balance sheets.

Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets. There were no transfers between restricted cash and cash and cash equivalents during the years ended December 31, 2021 and 2020. Prior period amounts have been reclassified to conform prior period information to the current presentation.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of December 31, 2021 and 2020:

	December 31,
In thousands	2021	2020
Cash and cash equivalents	$18,559	$30,168
Restricted cash included in other current assets	8,561	5,286
Cash, cash equivalents and restricted cash	$27,120	$35,454

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of December 31, 2021 and 2020:

	December 31,
In thousands	2021	2020
Cash and cash equivalents	$12,271	$10,453
Restricted cash included in other current assets	8,561	5,286
Cash, cash equivalents and restricted cash	$20,832	$15,739

Revenue Recognition and Accrued Unbilled Revenue
Revenues, derived primarily from the sale and transportation of natural gas, are recognized upon delivery of gas or water, or service to customers. Revenues include accruals for gas or water delivered but not yet billed to customers based on estimates of deliveries from meter reading dates to month end (accrued unbilled revenue). Accrued unbilled revenue is dependent upon a number of factors that require management’s judgment, including total natural gas receipts and deliveries, customer use of natural gas or water by billing cycle, and weather factors. Accrued unbilled revenue is reversed the following month when actual billings occur. NW Holdings' accrued unbilled revenue at December 31, 2021 and 2020 was $82.2 million and $57.9 million, respectively, substantially all of which is accrued unbilled revenue at NW Natural.

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

Revenue Taxes
Revenue-based taxes are primarily franchise taxes, which are collected from customers and remitted to taxing authorities. Revenue taxes are included in operating expenses in the statements of comprehensive income for NW Holdings and NW Natural. Revenue taxes at NW Holdings were $34.7 million, $30.3 million, and $30.3 million for 2021, 2020, and 2019, respectively.

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

After considering the significant exposure to COVID-19 related job losses in Oregon and Washington state, NW Holdings and NW Natural expanded our standard review procedures for our allowance for uncollectible accounts calculation, including analyzing the unemployment rate and comparing it to historic economic data during the 2007-2009 time period when the country experienced an economic recession. We are also considering other qualitative information including recent customer interactions related to payment plans and credit issues, statistics from our website related to credit inquiries, and bill assistance programs including the arrearage management program. For the residential allowance calculation, we consider the funds applied or granted to customers through a variety of assistance programs including the COVID-19 arrearage management programs in Oregon and Washington. During the third quarter of 2021, the normal collection process for residential accounts resumed. For residential and commercial accounts, we have resumed normal collection processes and our provision is based on historical write-off trends and current information on delinquent accounts. For industrial accounts, we continue to analyze those accounts on an account-by-account basis with specific reserves taken as necessary.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool, substantially all of which is related to NW Natural's accounts receivable:

	As of December 31, 2020			As of December 31, 2021
		Year ended December 31, 2021
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,153	$783	$(1,476)	$1,460
Commercial	704	(250)	(276)	178
Industrial	142	(79)	4	67
Accrued unbilled and other	220	270	(177)	313
Total	$3,219	$724	$(1,925)	$2,018

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

Gas storage inventories mainly consist of natural gas received as fuel-in-kind from storage customers. Gas storage inventories are valued at the lower of average cost or net realizable value. Cushion gas is not included in inventory balances, is recorded at original cost, and is classified as a long-term plant asset.

Materials and supplies inventories consist of inventories both related to and unrelated to NGD and are stated at the lower of average cost or net realizable value.

NW Natural's NGD and gas storage inventories totaled $37.4 million and $24.7 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, NW Holdings' materials and supplies inventories, which are comprised primarily of NW Natural's materials and supplies, totaled $19.4 million and $18.0 million, respectively.

During 2021, NW Natural entered into certain agreements to purchase renewable thermal certificates (RTCs). RTCs are initially recorded at cost and subsequently assessed for impairment based on the lower-of-cost or market model. All RTCs purchased during 2021 were retired or used on customers behalf prior to December 31, 2021.

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

Derivative contracts entered into for NGD requirements after the annual PGA rate has been set and maturing during the PGA year are subject to the PGA incentive sharing mechanism. In Oregon, NW Natural participates in a PGA sharing mechanism under which it is required to select either an 80% or 90% deferral of higher or lower gas costs such that the impact on current earnings from the gas cost sharing is either 20% or 10% of gas cost differences compared to PGA prices, respectively. For each of the PGA years in Oregon beginning November 1, 2021, 2020, and 2019, NW Natural selected the 90% deferral of gas cost differences. In Washington, 100% of the differences between the PGA prices and actual gas costs are deferred. See Note 15.

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
Goodwill and Business Combinations
NW Holdings, through its wholly-owned subsidiary NWN Water and NWN Water's wholly-owned subsidiaries, has completed various acquisitions that resulted in the recognition of goodwill. Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the acquisition-date fair value of the net identifiable assets assumed. Adjustments are recorded during the measurement period to finalize the allocation of the purchase price. The carrying value of goodwill is reviewed annually during the fourth quarter using balances as of October 1, or whenever events or changes in circumstance indicate that such carrying values may not be recoverable. The goodwill assessment policy begins with a qualitative analysis in which events and circumstances are evaluated, including macroeconomic conditions, industry and market conditions, regulatory environments, and overall financial performance of the reporting unit. If the qualitative assessment indicates that the carrying value may be at risk of recoverability, a quantitative evaluation is performed to measure the carrying value of the goodwill against the fair value of the reporting unit. The reporting unit is determined primarily based on current operating segments and the level of review provided by the Chief Operating Decision Maker (CODM) and/or segment management on the operating segment's financial results. Reporting units are evaluated periodically for changes in the corporate environment.

As of December 31, 2021 and 2020, NW Holdings had goodwill of $70.6 million and $69.2 million, respectively. All of NW Holdings' goodwill was acquired through the business combinations completed by NWN Water and its wholly-owned subsidiaries. No impairment charges were recorded as a result of the fourth quarter goodwill impairment assessment.

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

Unconsolidated Affiliates
NW Holdings and NWN Water have equity interests in businesses which we account for under the equity method as we do not exercise control of the major operating and financial policies. The carrying value of these investments as of December 31, 2021 was $14.5 million. The business transactions with our equity method investments are not significant. We regularly assesses the profitability and valuation of our investments for any potential impairment. See Note 13.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

In thousands, except per share data	2021	2020	2019
Net income from continuing operations	$78,666	$70,273	$65,311
Income (loss) from discontinued operations, net of tax	—	6,508	(3,576)
Net income	$78,666	$76,781	$61,735
Average common shares outstanding - basic	30,702	30,541	29,786
Additional shares for stock-based compensation plans (See Note 8)	50	58	73
Average common shares outstanding - diluted	30,752	30,599	29,859
Earnings from continuing operations per share of common stock:
Basic	$2.56	$2.30	$2.19
Diluted	2.56	2.30	2.19
Earnings (loss) from discontinued operations per share of common stock:
Basic	$—	$0.21	$(0.12)
Diluted	—	0.21	(0.12)
Earnings per share of common stock:
Basic	$2.56	$2.51	$2.07
Diluted	2.56	2.51	2.07
Additional information:
Anti-dilutive shares	7	1	—

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

In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion in Oregon, NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, and NW Natural RNG Holding Company, LLC, a holding company established to invest in the development and procurement of regulated renewable natural gas for NW Natural.

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

In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2021
Operating revenues	$816,887	$26,170	$843,057	$17,343	$860,400
Depreciation and amortization	109,475	1,029	110,504	3,030	113,534
Income (loss) from operations	147,902	17,331	165,233	(2,116)	163,117
Net income (loss) from continuing operations	68,988	12,184	81,172	(2,506)	78,666
Capital expenditures	275,267	2,970	278,237	15,655	293,892
Total assets at December 31, 2021	3,846,112	52,260	3,898,372	166,232	4,064,604
2020
Operating revenues	$741,072	$17,676	$758,748	$14,931	$773,679
Depreciation and amortization	100,591	995	101,586	2,097	103,683
Income (loss) from operations	137,724	9,916	147,640	711	148,351
Net income (loss) from continuing operations	63,555	7,008	70,563	(290)	70,273
Capital expenditures	263,777	2,271	266,048	6,968	273,016
Total assets at December 31, 2020	3,549,868	49,468	3,599,336	157,043	3,756,379
2019
Operating revenues	$720,528	$19,416	$739,944	$6,428	$746,372
Depreciation and amortization	89,415	990	90,405	1,091	91,496
Income (loss) from operations	135,918	11,428	147,346	(3,872)	143,474
Net income (loss) from continuing operations	60,828	8,146	68,974	(3,663)	65,311
Capital expenditures	219,880	1,500	221,380	2,091	223,471
Total assets at December 31, 2019(1)	3,273,835	47,652	3,321,487	91,833	3,413,320
(1)     Total assets for NW Holdings exclude assets related to discontinued operations of $15.1 million as of December 31, 2019.

Natural Gas Distribution Margin
NGD margin is the primary financial measure used by the CODM, consisting of NGD operating revenues, reduced by the associated cost of gas, environmental remediation expense, and revenue taxes. The cost of gas purchased for NGD customers is generally a pass-through cost in the amount of revenues billed to regulated NGD customers. Environmental remediation expense represents collections received from customers through environmental recovery mechanisms in Oregon and Washington as well as adjustments for the Oregon environmental earnings test when applicable. This is offset by environmental remediation expense presented in operating expenses. Revenue taxes are collected from NGD customers and remitted to taxing authorities. The collections from customers are offset by the expense recognition of the obligation to the taxing authority. By subtracting cost of gas, environmental remediation expense, and revenue taxes from NGD operating revenues, NGD margin provides a key metric used by the CODM in assessing the performance of the NGD segment.

The following table presents additional segment information concerning NGD margin:

In thousands	2021	2020	2019
NGD margin calculation:
NGD operating revenues	$797,800	$721,950	$708,472
Other regulated services	19,087	19,122	12,056
Total NGD operating revenues	816,887	741,072	720,528
Less: NGD cost of gas	292,538	262,980	255,135
Environmental remediation expense	9,938	9,691	12,337
Revenue taxes	34,600	30,291	30,325
NGD margin	$479,811	$438,110	$422,731

5. COMMON STOCK

As of December 31, 2021 and 2020, NW Holdings had 100 million shares of common stock authorized. As of December 31, 2021, NW Holdings had 156,107 shares reserved for issuance of common stock under the Employee Stock Purchase Plan (ESPP) and 454,902 shares reserved for issuance under the Dividend Reinvestment and Direct Stock Purchase Plan (DRPP). At NW Holdings' election, shares sold through the DRPP may be purchased in the open market or through original issuance of shares reserved for issuance under the DRPP.

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. As of December 31, 2021, NW Holdings had issued and sold 375,720 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $17.5 million, net of fees and commissions paid to agents of $0.4 million. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries, NW Natural and NW Natural Water. Contributions to NW Natural and NW Natural Water will be used for general corporate purposes.

Stock Repurchase Program
NW Holdings has a share repurchase program under which it may purchase its common shares on the open market or through privately negotiated transactions. NW Holdings currently has Board authorization through May 2022 to repurchase up to an aggregate of the greater of 2.8 million shares or $100 million. No shares of common stock were repurchased pursuant to this program during the year ended December 31, 2021. Since the plan’s inception in 2000 under NW Natural, a total of 2.1 million shares have been repurchased at a total cost of $83.3 million.

The following table summarizes the changes in the number of shares of NW Holdings' common stock issued and outstanding:

In thousands	Shares
Balance, December 31, 2018	28,880
Sales to employees under ESPP	18
Stock-based compensation	83
Equity issuance	1,438
Sales to shareholders under DRPP	53
Balance, December 31, 2019	30,472
Sales to employees under ESPP	3
Stock-based compensation	46
Sales to shareholders under DRPP	68
Balance, December 31, 2020	30,589
Sales to employees under ESPP	48
Stock-based compensation	49
Equity issuance	376
Sales to shareholders under DRPP	67
Balance, December 31, 2021	31,129

6. REVENUE

The following table presents disaggregated revenue from continuing operations:

	Year ended December 31, 2021
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$783,027	$—	$783,027	$—	$783,027
Gas storage revenue, net	—	10,830	10,830	—	10,830
Asset management revenue, net	—	9,387	9,387	—	9,387
Appliance retail center revenue	—	5,953	5,953	—	5,953
Other revenue	1,615	—	1,615	17,343	18,958
Revenue from contracts with customers	784,642	26,170	810,812	17,343	828,155
Alternative revenue	14,694	—	14,694	—	14,694
Leasing revenue	17,551	—	17,551	—	17,551
Total operating revenues	$816,887	$26,170	$843,057	$17,343	$860,400

	Year ended December 31, 2020
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$710,422	$—	$710,422	$—	$710,422
Gas storage revenue, net	—	9,759	9,759	—	9,759
Asset management revenue, net	—	2,532	2,532	—	2,532
Appliance retail center revenue	—	5,385	5,385	—	5,385
Other revenue	1,337	—	1,337	14,931	16,268
Revenue from contracts with customers	711,759	17,676	729,435	14,931	744,366
Alternative revenue	10,870	—	10,870	—	10,870
Leasing revenue	18,443	—	18,443	—	18,443
Total operating revenues	$741,072	$17,676	$758,748	$14,931	$773,679

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

As of December 31, 2021, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $98.4 million. Of this amount, approximately $19.7 million will be recognized in 2022, $18.1 million in 2023, $15.7 million in 2024, $13.5 million in 2025, and $31.4 million thereafter. The amounts presented here are calculated using current contracted rates.

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

7. LEASES

Lease Revenue
Leasing revenue primarily consists of NW Natural's North Mist natural gas storage agreement with PGE which is billed under an OPUC-approved rate schedule and includes an initial 30-year term beginning May 2019 with options to extend, totaling up to an additional 50 years upon mutual agreement of the parties. Under U.S. GAAP, this agreement is classified as a sales-type lease and qualifies for regulatory accounting deferral treatment. The investment in the storage facility is included in rate base under a separately established cost-of-service tariff, with revenues recognized according to the tariff schedule. As such, the selling profit that was calculated upon commencement as part of the sale-type lease recognition was deferred and will be amortized over the lease term. Billing rates under the cost-of-service tariff will be updated annually to reflect current information including depreciable asset levels, forecasted operating expenses, and the results of regulatory proceedings, as applicable, and revenue received under this agreement is recognized as operating revenue on the consolidated statements of comprehensive income. There are no variable payments or residual value guarantees. The lease does not contain an option to purchase the underlying assets.

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

The components of lease revenue at NW Natural were as follows:

	Year ended December 31,
In thousands	2021	2020
Lease revenue
Operating leases	$80	$88
Sales-type leases	17,471	18,355
Total lease revenue	$17,551	$18,443

Additionally, lease revenue of $0.5 million was recognized for each of the years ended December 31, 2021 and 2020 related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at December 31, 2021 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
2022	$577	$17,026	$17,603
2023	74	16,557	16,631
2024	74	15,867	15,941
2025	66	15,306	15,372
2026	36	14,901	14,937
Thereafter	22	236,820	236,842
Total minimum lease payments	$849	$316,477	$317,326
Less: imputed interest		177,160
Total leases receivable		$139,317
Other NW Holdings:
2022	$50	$—	$50
2023	51	—	51
2024	52	—	52
2025	53	—	53
2026	56	—	56
Thereafter	914	—	914
Total minimum lease payments	$1,176	$—	$1,176
NW Holdings:
2022	$627	$17,026	$17,653
2023	125	16,557	16,682
2024	126	15,867	15,993
2025	119	15,306	15,425
2026	92	14,901	14,993
Thereafter	936	236,820	237,756
Total minimum lease payments	$2,025	$316,477	$318,502
Less: imputed interest		177,160
Total leases receivable		$139,317

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $4.7 million and $4.3 million at December 31, 2021 and 2020, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of one year to 18 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet.

As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Year ended December 31, 2021
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$6,859	$58	$6,917
Short-term lease expense	1,220	—	1,220

	Year ended December 31, 2020
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$4,381	$125	$4,506
Short-term lease expense	1,010	—	1,010

Supplemental balance sheet information related to operating leases as of December 31, 2021 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$74,987	$62	$75,049

Operating lease liabilities - current liabilities	$1,273	$23	$1,296
Operating lease liabilities - non-current liabilities	79,431	37	79,468
Total operating lease liabilities	$80,704	$60	$80,764

Supplemental balance sheet information related to operating leases as of December 31, 2020 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$77,328	$118	$77,446

Operating lease liabilities - current liabilities	$1,054	$51	$1,105
Operating lease liabilities - non-current liabilities	80,559	62	80,621
Total operating lease liabilities	$81,613	$113	$81,726

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

	2021	2020
Weighted-average remaining lease term (years)	18.2	19.2
Weighted-average discount rate	7.2%	7.2%

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a regulatory asset on our balance sheet. The balance of the regulatory asset was $5.7 million and $4.2 million as of December 31, 2021 and 2020, respectively.

Maturities of operating lease liabilities at December 31, 2021 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
2022	$6,968	$24	$6,992
2023	7,013	6	7,019
2024	7,150	6	7,156
2025	7,185	6	7,191
2026	7,353	6	7,359
Thereafter	116,431	18	116,449
Total lease payments	152,100	66	152,166
Less: imputed interest	71,396	6	71,402
Total lease obligations	80,704	60	80,764
Less: current obligations	1,273	23	1,296
Long-term lease obligations	$79,431	$37	$79,468

As of December 31, 2021, finance lease liabilities with maturities of less than one year were $0.3 million at NW Natural.

Cash Flow Information
Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2021
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,840	$58	$6,898
Finance cash flows from finance leases	801	—	801
Right of use assets obtained in exchange for lease obligations
Operating leases	$223	$—	$223
Finance leases	314	—	314

	Year ended December 31, 2020
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,466	$131	$4,597
Finance cash flows from finance leases	835	—	835
Right of use assets obtained in exchange for lease obligations
Operating leases	$78,539	$51	$78,590
Finance leases	1,386	—	1,386

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use asset for finance leases was $2.1 million and $1.8 million at December 31, 2021 and 2020, respectively.
8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees and officers of NW Holdings and its affiliates. These compensation plans include a Long Term Incentive Plan (LTIP), an ESPP, and a terminated Restated Stock Option Plan (SOP).

Long Term Incentive Plan
The LTIP is intended to provide a flexible, competitive compensation program for eligible officers and key employees. Under the LTIP, shares of NW Holdings common stock are authorized for equity incentive grants in the form of stock, restricted stock, restricted stock units, stock options, or performance shares. An aggregate of 1,100,000 shares were authorized for issuance as of December 31, 2021. Shares awarded under the LTIP may be purchased on the open market or issued as original shares.

Of the 1,100,000 shares of common stock authorized for LTIP awards at December 31, 2021, there were 345,012 shares available for issuance under any type of award. This assumes market, performance, and service-based grants currently outstanding are awarded at the target level. There were no outstanding grants of restricted stock or stock options under the LTIP at December 31, 2021 or 2020. The LTIP stock awards are compensatory awards for which compensation expense is based on the fair value of stock awards, with expense being recognized over the performance and vesting period of the outstanding awards. Forfeitures are recognized as they occur.

Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. The following table summarizes performance share expense information:

Dollars in thousands	Shares(1)	Expense During Award Year(2)	Total Expense for Award
Estimated award:
2019-2021 grant(3)	37,430	$1,322	$1,322
Actual award:
2018-2020 grant	31,600	$2,137	$2,137
2017-2019 grant	41,537	$572	$1,971
(1)     In addition to common stock shares, a participant also receives a dividend equivalent cash payment equal to the number of shares of common stock received on the award payout multiplied by the aggregate cash dividends paid per share during the performance period.

(2)     Amount represents the expense recognized in the third year of the vesting period noted above. For the 2019-2021 grant, mutual understanding of the award's key terms was established in the third year of the vesting period, triggering full expense recognition in 2021.
(3)    This represents the estimated number of shares to be awarded as of December 31, 2021 as certain performance share measures have been achieved. Amounts are subject to change with final payout amounts authorized by the Board of Directors in February 2022.

The aggregate number of performance shares granted and outstanding at the target and maximum levels were as follows:

Dollars in thousands	Performance Share Awards Outstanding		2021
Performance Period	Target	Maximum	Expense
2019-21	35,170	70,340	$1,322
2020-22	—	—	—
2021-23	—	—	—
Total	35,170	70,340	$1,322

Performance share awards are based on the achievement of a three-year ROIC threshold that must be met and a cumulative EPS factor, which can be modified by a TSR factor relative to the performance of the Russell 2500 Utilities Index (2019-2021 and 2020-2022 performance share awards) or a specified peer group (2021-2023 performance share awards) over the three-year performance period. The performance period allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2022 and 2023, there is not a mutual understanding of the awards' key terms and conditions between NW Natural and the participants as of December 31, 2021, and therefore, no expense was recognized for the 2020-2022 and 2021-2023 performance period. NW Natural will calculate the grant date fair value and recognize expense once the final performance factor has been approved. If the target is achieved for the 2020-2022 and 2021-2023 awards, NW Holdings would grant for accounting purposes 31,830 and 56,335 shares in the first quarter of 2022 and 2023, respectively.

Compensation expense is recognized in accordance with accounting standards for stock-based compensation and calculated based on performance levels achieved and an estimated fair value using the Monte-Carlo method. Due to there not being a mutual understanding of the 2020-2022 and 2021-2023 awards' key terms and conditions as noted above, the grant date fair value has not yet been determined and no non-vested shares existed at December 31, 2021. The weighted-average grant date fair value of non-vested shares associated with the 2019-2021 awards was $44.64 per share at December 31, 2021. The weighted-average grant date fair value of shares vested during the year was $44.64 per share and there were no performance shares granted during the year and no unrecognized compensation expense for accounting purposes as of December 31, 2021.

Restricted Stock Units
In 2012, RSUs began being granted under the LTIP instead of stock options under the Restated SOP. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. During 2021, total RSU expense was $2.0 million compared to $2.0 million in 2020 and $1.8 million in 2019. As of December 31, 2021, there was $3.5 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2025.

Information regarding the RSU activity is summarized as follows:

	Number of RSUs	Weighted - Average Price Per RSU
Nonvested, December 31, 2018	82,680	$56.47
Granted	36,018	65.29
Vested	(35,778)	54.22
Forfeited	(3,187)	63.89
Nonvested, December 31, 2019	79,733	61.17
Granted	33,594	55.58
Vested	(29,273)	59.29
Forfeited	(1,590)	69.71
Nonvested, December 31, 2020	82,464	59.40
Granted	38,160	49.16
Vested	(31,733)	60.06
Forfeited	(1,164)	46.82
Nonvested, December 31, 2021	87,727	$54.87

Restated Stock Option Plan
The Restated SOP was terminated with respect to new grants in 2012; however, options granted before the Restated SOP was terminated remained outstanding until the earlier of their expiration, forfeiture, or exercise. Options were exercisable for shares of NW Holdings common stock. As of December 31, 2021, there were no options exercisable or outstanding.

Information regarding the Restated SOP activity is summarized as follows:

	Option Shares	Weighted - Average Price Per Share	Intrinsic Value (In millions)
Balance outstanding and exercisable, December 31, 2018	55,938	$44.96	$0.9
Exercised	(45,000)	44.79	1.0
Forfeited	—	—	n/a
Balance outstanding and exercisable, December 31, 2019	10,938	45.67	0.3
Exercised	(1,500)	45.24	—
Expired	—	—	n/a
Balance outstanding and exercisable, December 31, 2020	9,438	45.74	—
Exercised	(9,438)	45.74	—
Expired	—	—	n/a
Balance outstanding and exercisable, December 31, 2021	—	$—	$—

Employee Stock Purchase Plan
NW Holdings' ESPP allows employees of NW Holdings, NW Natural and certain designated subsidiaries to purchase common stock at 85% of the closing price on the trading day immediately preceding the initial offering date, which is set annually. For the 2021-2022 ESPP period, each eligible employee may purchase up to $21,235 worth of stock through payroll deductions over a period defined by the Board of Directors, with shares issued at the end of the subscription period.
Stock-Based Compensation Expense
Stock-based compensation expense is recognized as operations and maintenance expense or is capitalized as part of construction overhead at the entity at which the award recipient is employed. The following table summarizes the NW Holdings' financial statement impact, substantially all of which was recorded at NW Natural, of stock-based compensation under the LTIP, Restated SOP and ESPP:

In thousands	2021	2020	2019
Operations and maintenance expense, for stock-based compensation	$3,272	$3,525	$2,172
Income tax benefit	(866)	(933)	(575)
Net stock-based compensation effect on net income (loss)	2,406	2,592	1,597
Amounts capitalized for stock-based compensation	$344	$841	$430
9. DEBT

Short-Term Debt
The primary source of short-term liquidity for NW Holdings is cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities it may enter into from time to time.

The primary source of short-term liquidity for NW Natural is from the sale of commercial paper, available cash from a multi-year credit facility, and short-term credit facilities it may enter into from time to time. In addition to issuing commercial paper or entering into bank loans to meet working capital requirements, including seasonal requirements to finance gas purchases and accounts receivable, short-term debt may also be used to temporarily fund capital requirements. For NW Natural, commercial paper and bank loans are periodically refinanced through the sale of long-term debt or equity contributions from NW Holdings. Commercial paper, when outstanding, is sold through two commercial banks under an issuing and paying agency agreement and is supported by one or more unsecured revolving credit facilities. See “Credit Agreements” below.

In June 2021, NW Natural entered into a $100.0 million 364-Day Term Loan Credit Agreement (Term Loan) and borrowed the full amount. All principal and interest under the Term Loan was repaid in December 2021.

At December 31, 2021 and 2020, NW Natural's short-term debt outstanding of $245.5 million and $231.5 million, respectively, consisted of commercial paper borrowings. At December 31, 2021 and 2020, NW Holdings' short-term debt outstanding of $389.5 million and $304.5 million, respectively, consisted of the commercial paper outstanding at NW Natural and $144.0 million and $73.0 million, respectively, of balances outstanding under the credit agreement at NW Holdings. The weighted average interest rate of commercial paper at NW Natural at December 31, 2021 and 2020 was 0.3% and 0.4%, respectively. The weighted average interest rate on the credit agreement at NW Holdings at December 31, 2021 and 2020 was 1.1% and 1.2%, respectively.

The carrying cost of commercial paper approximates fair value using Level 2 inputs. See Note 2 for a description of the fair value hierarchy. At December 31, 2021, NW Natural's commercial paper had a maximum remaining maturity of 63 days and an average remaining maturity of 34 days.

Credit Agreements
NW Holdings
In November 2021, NW Holdings entered into an amended and restated $200.0 million credit agreement, with a feature that allows NW Holdings to request increases in the total commitment amount, up to a maximum of $300.0 million. The maturity date of the agreement is November 3, 2026, with an available extension of commitments for two additional one-year periods, subject to lender approval.
The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2021 and 2020.

The NW Holdings credit agreement also requires NW Holdings to maintain debt ratings (which are defined by a formula using NW Natural's credit ratings in the event NW Holdings does not have a credit rating) with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in its senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Holdings' debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreements are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed. NW Holdings does not currently maintain ratings with S&P or Moody's.

There was $144.0 million and $73.0 million of outstanding balances under the NW Holdings agreement at December 31, 2021 and 2020, respectively. No letters of credit were issued or outstanding under the NW Holdings agreement at December 31, 2021 and 2020.

NW Natural
In November 2021, NW Natural entered into an amended and restated credit agreement for unsecured revolving loans totaling $400.0 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600.0 million. The maturity date of the agreement is November 3, 2026 with an available extension of commitments for two additional one-year periods, subject to lender approval. The credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under NW Natural's credit agreement and no letters of credit issued or outstanding at December 31, 2021 and 2020.

NW Natural's credit agreement require NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2021 and 2020.

The NW Natural credit agreement also requires NW Natural to maintain credit ratings with S&P and Moody’s and notify the lenders of any change in NW Natural's senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Natural's debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreement are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreement when ratings are changed.

Long-Term Debt
NW Holdings
At December 31, 2021 and 2020, NW Holdings had long-term debt outstanding of $1,044.9 million and $955.4 million, respectively; which included $8.3 million and $7.5 million of unamortized debt issuance costs, respectively. NW Holdings' long-term debt is primarily comprised of debt held at its wholly-owned subsidiaries NW Natural (shown below) and NWN Water. Long-term debt at NWN Water is primarily comprised of a five-year term loan agreement for $55.0 million, due in 2026. NWN Water entered into this agreement in June 2021 and the loan carried an interest rate of 0.90% at December 31, 2021, which is based upon the one-month LIBOR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2021, with a consolidated indebtedness to total capitalization ratio of 60.5%.

In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a two-year term loan agreement for $35.0 million. The loan was repaid in June 2021 upon its maturity date.

NW Natural
NW Natural's issuance of First Mortgage Bonds, which includes NW Natural's medium-term notes, under the Mortgage and Deed of Trust (Mortgage) is limited by eligible property, adjusted net earnings, and other provisions of the Mortgage. The Mortgage constitutes a first mortgage lien on certain gas properties owned from time to time by NW Natural, including substantially all of NW Natural's NGD property.

Maturities and Outstanding Long-Term Debt
Retirement of long-term debt for each of the annual periods through December 31, 2026 and thereafter are as follows:

In thousands	Long-term debt maturities
NW Natural:
2022	$—
2023	90,000
2024	—
2025	30,000
2026	55,000
Thereafter	819,700
Total	$994,700

The following table presents debt outstanding as of December 31:

In thousands	2021	2020
NW Natural:
First Mortgage Bonds:
9.050% Series due 2021	$—	$10,000
3.176% Series due 2021	—	50,000
3.542% Series due 2023	50,000	50,000
5.620% Series due 2023	40,000	40,000
7.720% Series due 2025	20,000	20,000
6.520% Series due 2025	10,000	10,000
7.050% Series due 2026	20,000	20,000
3.211% Series due 2026	35,000	35,000
7.000% Series due 2027	20,000	20,000
2.822% Series due 2027	25,000	25,000
6.650% Series due 2027	19,700	19,700
6.650% Series due 2028	10,000	10,000
3.141% Series due 2029	50,000	50,000
7.740% Series due 2030	20,000	20,000
7.850% Series due 2030	10,000	10,000
5.820% Series due 2032	30,000	30,000
5.660% Series due 2033	40,000	40,000
5.250% Series due 2035	10,000	10,000
4.000% Series due 2042	50,000	50,000
4.136% Series due 2046	40,000	40,000
3.685% Series due 2047	75,000	75,000
4.110% Series due 2048	50,000	50,000
3.869% Series due 2049	90,000	90,000
3.600% Series due 2050	150,000	150,000
3.078% Series due 2051	130,000	—
Long-term debt, gross	994,700	924,700
Less: current maturities	—	60,000
Total long-term debt	$994,700	$864,700

Fair Value of Long-Term Debt
NW Holdings' and NW Natural's outstanding debt does not trade in active markets. The fair value of debt is estimated using the value of outstanding debt at natural gas distribution companies with similar credit ratings, terms, and remaining maturities to NW Holdings' and NW Natural's debt that actively trade in public markets. Substantially all outstanding debt at NW Holdings is comprised of NW Natural debt. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2.

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	December 31,
In thousands	2021	2020
NW Natural:
Gross long-term debt	$994,700	$924,700
Unamortized debt issuance costs	(8,205)	(7,480)
Carrying amount	$986,495	$917,220
Estimated fair value(1)	$1,110,741	$1,097,348
NW Holdings:
Gross long-term debt	$1,053,241	$962,905
Unamortized debt issuance costs	(8,309)	(7,480)
Carrying amount	$1,044,932	$955,425
Estimated fair value(1)	$1,174,500	$1,136,311
(1) Estimated fair value does not include unamortized debt issuance costs.
10. PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

NW Natural maintains a qualified non-contributory defined benefit pension plan (Pension Plan) for all eligible employees, non-qualified supplemental pension plans for eligible executive officers and other key employees, and other postretirement employee benefit plans. NW Natural also has a qualified defined contribution plan (Retirement K Savings Plan) for all eligible employees. The Pension Plan and Retirement K Savings Plan have plan assets, which are held in qualified trusts to fund retirement benefits.
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

The following table provides a reconciliation of the changes in NW Natural's benefit obligations and fair value of plan assets, as applicable, for NW Natural's pension and other postretirement benefit plans, excluding the Retirement K Savings Plan, and a summary of the funded status and amounts recognized in NW Holdings' and NW Natural's consolidated balance sheets as of December 31:

	Postretirement Benefit Plans
	Pension Benefits		Other Benefits
In thousands	2021	2020	2021	2020
Reconciliation of change in benefit obligation:
Obligation at January 1	$566,147	$515,668	$29,039	$29,568
Service cost	6,982	6,614	238	258
Interest cost	13,447	16,161	684	905
Net actuarial (gain) loss	(18,587)	52,777	(688)	145
Benefits paid	(25,371)	(25,073)	(2,050)	(1,837)
Obligation at December 31	$542,618	$566,147	$27,223	$29,039

Reconciliation of change in plan assets:
Fair value of plan assets at January 1	$373,932	$313,051	$—	$—
Actual return on plan assets	38,712	54,600	—	—
Employer contributions	11,944	31,354	2,050	1,837
Benefits paid	(25,371)	(25,073)	(2,050)	(1,837)
Fair value of plan assets at December 31	$399,217	$373,932	$—	$—
Funded status at December 31	$(143,401)	$(192,215)	$(27,223)	$(29,039)

At December 31, 2021, the net liability (benefit obligations less market value of plan assets) for the Pension Plan decreased $46.5 million compared to 2020. The decrease in the net pension liability is primarily due to the $25.3 million increase in plan assets and the $21.3 million decrease to the pension benefit obligation. The liability for non-qualified plans decreased $2.3 million, and the liability for other postretirement benefits decreased $1.8 million in 2021.

NW Natural's Pension Plan had a projected benefit obligation of $503.9 million and $525.1 million at December 31, 2021 and 2020, respectively, and fair values of plan assets of $399.2 million and $373.9 million, respectively. The plan had an accumulated benefit obligation of $464.4 million and $480.0 million at December 31, 2021 and 2020, respectively.

The following table presents amounts realized through regulatory assets or in other comprehensive loss (income) for the years ended December 31:

	Regulatory Assets						Other Comprehensive Loss (Income)
	Pension Benefits			Other Postretirement Benefits			Pension Benefits
In thousands	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net actuarial (gain) loss	$(32,258)	$16,170	$10,424	$(688)	$145	$1,809	$(812)	$3,873	$3,595
Amortization of:
Prior service (cost) credit	—	—	(7)	468	468	468	—	—	—
Actuarial loss	(21,250)	(18,627)	(14,057)	(645)	(607)	(369)	(1,225)	(923)	(648)
Total	$(53,508)	$(2,457)	$(3,640)	$(865)	$6	$1,908	$(2,037)	$2,950	$2,947

The following table presents amounts recognized in regulatory assets and accumulated other comprehensive loss (AOCL) at December 31:

	Regulatory Assets				AOCL
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
In thousands	2021	2020	2021	2020	2021	2020
Prior service cost (credit)	$—	$—	$(333)	$(801)	$—	$—
Net actuarial loss	112,182	164,446	5,834	7,167	15,399	17,434
Total	$112,182	$164,446	$5,501	$6,366	$15,399	$17,434

The following table presents amounts recognized by NW Holdings and NW Natural in AOCL and the changes in AOCL related to NW Natural's non-qualified employee benefit plans:

	Year ended December 31,
In thousands	2021	2020
Beginning balance	$(12,902)	$(10,733)
Amounts reclassified to AOCL	812	(3,873)
Amounts reclassified from AOCL:
Amortization of actuarial losses	1,225	923
Total reclassifications before tax	2,037	(2,950)
Tax (benefit) expense	(539)	781
Total reclassifications for the period	1,498	(2,169)
Ending balance	$(11,404)	$(12,902)

In 2022, NW Natural will amortize an estimated $11.8 million from regulatory assets to net periodic benefit costs, consisting of $12.1 million of actuarial losses offset by $0.3 million of prior service credits.

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

The following table presents the Pension Plan asset target allocation at December 31, 2021:

Asset Category	Target Allocation
Long government/credit	20%
U.S. large cap equity	18
Non-U.S. equity	18
Absolute return strategies	12
U.S. small/mid cap equity	10
Real estate funds	7
High yield bonds	5
Emerging markets equity	5
Emerging market debt	5

Non-qualified supplemental defined benefit plan obligations were $38.7 million and $41.0 million at December 31, 2021 and 2020, respectively. These plans are not subject to regulatory deferral, and the changes in actuarial gains and losses, prior service costs, and transition assets or obligations are recognized in AOCL, net of tax until they are amortized as a component of net periodic benefit cost. These are unfunded, non-qualified plans with no plan assets; however, a significant portion of the obligations is indirectly funded with company and trust-owned life insurance and other assets.

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

	Pension Benefits			Other Postretirement Benefits
In thousands	2021	2020	2019	2021	2020	2019
Service cost	$6,981	$6,614	$6,308	$238	$258	$244
Interest cost	13,448	16,161	18,684	684	905	1,116
Expected return on plan assets	(24,232)	(21,865)	(20,854)	—	—	—
Amortization of prior service cost (credit)	—	—	7	(468)	(468)	(468)
Amortization of net actuarial loss	22,475	19,550	14,704	645	607	368
Net periodic benefit cost	18,672	20,460	18,849	1,099	1,302	1,260
Amount allocated to construction	(3,015)	(2,798)	(2,493)	(93)	(98)	(86)
Net periodic benefit cost charged to expense	15,657	17,662	16,356	1,006	1,204	1,174
Regulatory pension disallowance	—	—	10,500	—	—	—
Amortization of regulatory balancing account	7,131	7,131	16,841	—	—	—
Net amount charged to expense	$22,788	$24,793	$43,697	$1,006	$1,204	$1,174

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, a certain amount of net periodic benefit costs were recorded to the regulatory balancing account, representing net periodic pension expense for the Pension Plan above the amount set in rates, as approved by the OPUC, from 2011 through October 31, 2018. Total amortization of the regulatory balancing account of $7.1 million was recognized in each of the years ended December 31, 2021 and 2020, of which $2.6 million was charged to operations and maintenance expense and $4.5 million was charged to other income (expense).

The following table provides the assumptions used in measuring periodic benefit costs and benefit obligations for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Assumptions for net periodic benefit cost:
Weighted-average discount rate	2.40%	3.18%	4.19%	2.34%	3.11%	4.13%
Rate of increase in compensation	3.50%	3.50%	3.25-3.50%	n/a	n/a	n/a
Expected long-term rate of return	7.25%	7.25%	7.50%	n/a	n/a	n/a
Assumptions for year-end funded status:
Weighted-average discount rate	2.71%	2.36%	3.16%	2.72%	2.34%	3.11%
Rate of increase in compensation(1)	3.50%	3.50-6.50%	3.50-6.50%	n/a	n/a	n/a
Expected long-term rate of return	7.00%	7.25%	7.25%	n/a	n/a	n/a
(1) Rate assumption was 6.50% in 2020 and 3.50% thereafter. The 2020 compensation increase assumption was a result of the 2019 execution of a collective bargaining agreement with unionized members of NW Natural effective December 1, 2019.

The assumed annual increase in health care cost trend rates used in measuring other postretirement benefits as of December 31, 2021 was 5.75%. These trend rates apply to both medical and prescription drugs. Medical costs and prescription drugs are assumed to decrease gradually each year to a rate of 4.75% by 2026.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans; however, other postretirement benefit plans have a cap on the amount of costs reimbursable by NW Natural.

Mortality assumptions are reviewed annually and are updated for material changes as necessary. In 2021, mortality rate assumptions were updated from Pri-2012 mortality tables using scale MP-2020 to Pri-2012 mortality tables using scale MP-2021, which partially offset increases of the projected benefit obligation.

The following table provides information regarding employer contributions and benefit payments for NW Natural's Pension Plan, non-qualified pension plans, and other postretirement benefit plans for the years ended December 31, and estimated future contributions and payments:

In thousands	Pension Benefits	Other Benefits
Employer Contributions:
2020	31,362	$1,837
2021	11,944	2,050
2022 (estimated)	2,335	1,654
Benefit Payments:
2019	23,160	1,774
2020	25,073	1,837
2021	25,371	2,050
Estimated Future Benefit Payments:
2022	23,210	1,654
2023	24,020	1,665
2024	24,728	1,654
2025	25,325	1,643
2026	25,824	1,606
2027-2031	133,617	7,640

Employer Contributions to Company-Sponsored Defined Benefit Pension Plan
NW Natural makes contributions to its Pension Plan based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The Pension Plan was underfunded by $104.7 million at December 31, 2021. NW Natural made cash contributions totaling $9.6 million to its Pension Plan for 2021. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural does not expect to make any plan contributions during 2022.

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

Payments were $0.4 million for 2021, and as of December 31, 2021, the liability balance was $5.8 million. For 2020 and 2019, contributions to the plan were $0.7 million and $0.6 million, respectively, which was approximately 6% to 5% of the total contributions to the plan by all employer participants in those years.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $8.8 million, $8.3 million, and $7.0 million for 2021, 2020, and 2019, respectively.

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

The following tables present the fair value of NW Natural's Pension Plan assets, including outstanding receivables and liabilities, of NW Natural's retirement trust fund

In thousands	December 31, 2021
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$—	$—	$—	$121,090	$121,090
International / Global equity	35,456	—	—	88,078	123,534
Liability hedging	—	—	—	118,464	118,464
Opportunistic	—	—	—	33,808	33,808
Cash and cash equivalents	—	—	—	2,321	2,321
Total investments	$35,456	$—	$—	$363,761	$399,217

	December 31, 2020
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$—	$—	$—	$117,764	$117,764
International / Global equity	39,114	—	—	78,092	117,206
Liability hedging	—	—	—	111,041	111,041
Opportunistic	—	—	—	25,625	25,625
Cash and cash equivalents	—	—	—	2,295	2,295
Total investments	$39,114	$—	$—	$334,817	$373,931

				December 31,
				2021	2020
Receivables:
Accrued interest and dividend income				$—	$6,429
Total receivables				—	6,429
Liabilities:
Due to broker for securities purchased				—	6,429
Total investment in retirement trust				$399,217	$373,931
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
11. INCOME TAX

The following table provides a reconciliation between income taxes calculated at the statutory federal tax rate and the provision for income taxes reflected in the NW Holdings and NW Natural statements of comprehensive income or loss for December 31:

	NW Holdings			NW Natural
Dollars in thousands	2021	2020	2019	2021	2020	2019
Income taxes at federal statutory rate	$22,275	$19,185	$16,370	$22,996	$19,248	$17,438
Increase (decrease):
State income tax, net of federal	9,962	6,389	4,422	10,150	6,385	4,716
Differences required to be flowed-through by regulatory commissions	(4,655)	(3,960)	(5,772)	(4,738)	(3,960)	(5,772)
Regulatory settlement	—	—	(1,129)	—	—	(1,129)
Other, net	(176)	(532)	(1,249)	(75)	(578)	(1,188)
Total provision for income taxes	$27,406	$21,082	$12,642	$28,333	$21,095	$14,065
Effective tax rate	25.8%	23.1%	16.2%	25.9%	23.0%	16.9%

The NW Holdings and NW Natural effective income tax rates for 2021 compared to 2020 changed primarily due to Oregon Corporate Activity Tax (CAT), the majority of which is incurred because of Oregon regulated operations and for which rate recovery began on November 1, 2020.

The NW Holdings and NW Natural effective income tax rates for 2020 compared to 2019 changed primarily as a result of higher pre-tax income, Oregon CAT effective January 1, 2020, and amortization of excess deferred income tax benefits as ordered by regulatory commissions.

The provision for current and deferred income taxes consists of the following at December 31:

	NW Holdings			NW Natural
In thousands	2021	2020	2019	2021	2020	2019
Current
Federal	$6,508	$10,106	$5,530	$7,570	$11,092	$6,755
State	6,281	5,971	1,667	7,540	5,357	2,101
Total current income taxes	12,789	16,077	7,197	15,110	16,449	8,856
Deferred
Federal	8,289	2,888	1,515	7,915	1,921	1,340
State	6,328	2,117	3,930	5,308	2,725	3,869
Total deferred income taxes	14,617	5,005	5,445	13,223	4,646	5,209
Income tax provision	$27,406	$21,082	$12,642	$28,333	$21,095	$14,065

The following table summarizes the tax effect of significant items comprising NW Holdings and NW Natural's deferred income tax balances recorded at December 31:

	NW Holdings		NW Natural
In thousands	2021	2020	2021	2020
Deferred tax liabilities:
Plant and property	$310,471	$297,078	$303,928	$290,105
Leases receivable	38,123	39,396	38,123	39,396
Pension and postretirement obligations	23,097	25,066	23,097	25,066
Income tax regulatory asset	14,818	17,104	14,818	17,104
Lease right of use assets	21,362	21,613	21,350	21,596
Other	7,793	—	8,003	—
Total deferred income tax liabilities	$415,664	$400,257	$409,319	$393,267
Deferred income tax assets:
Income tax regulatory liability	$50,447	$52,590	$50,193	$52,366
Lease liabilities	21,376	21,622	21,365	21,606
Other intangible assets	3,484	4,485	—	—
Net operating losses and credits carried forward	126	861	44	80
Other	—	1,407	—	1,181
Total deferred income tax assets	$75,433	$80,965	$71,602	$75,233
Total net deferred income tax liabilities	$340,231	$319,292	$337,717	$318,034

At December 31, 2021 and 2020, regulatory income tax assets of $12.4 million and $14.6 million, respectively, were recorded by NW Natural, a portion of which is recorded in current assets. These regulatory income tax assets primarily represent future rate recovery of deferred tax liabilities, resulting from differences in NGD plant financial statement and tax bases and NGD plant removal costs, which were previously flowed through for rate making purposes and to take into account the additional future taxes, which will be generated by that recovery. These deferred tax liabilities, and the associated regulatory income tax assets, are currently being recovered through customer rates. At December 31, 2021 and 2020, regulatory income tax assets of $2.4 million and $2.5 million, respectively, were recorded by NW Natural, representing future recovery of deferred tax liabilities resulting from the equity portion of AFUDC. At December 31, 2021 and 2020, regulatory income tax assets of $0.4 million and $1.7 million, respectively, were recorded by NW Natural, representing future recovery of Oregon CAT that was deferred between January 1, 2020 and October 31, 2020. In October 2020, the OPUC issued an order providing for recovery of deferred Oregon CAT as well as CAT incurred prospectively beginning November 1, 2020.

At December 31, 2021 and 2020, deferred tax assets of $50.2 million and $52.4 million, respectively, were recorded by NW Natural representing the future income tax benefit associated with the excess deferred income tax regulatory liability recorded as a result of the lower federal corporate income tax rate provided for by the Tax Cuts and Jobs Act (TCJA). At December 31, 2021 and 2020, regulatory liability balances representing the benefit of the change in deferred taxes as a result of the TCJA of $189.6 million and $197.8 million, respectively, were recorded by NW Natural.
NW Holdings and NW Natural assess the available positive and negative evidence to estimate if sufficient taxable income will be generated to utilize their respective existing deferred tax assets. Based upon this assessment, NW Holdings and NW Natural determined that it is more likely than not that all of their respective deferred tax assets recorded as of December 31, 2021 will be realized.

The Company estimates it has net operating loss (NOL) carryforwards of $0.2 million for federal taxes and $0.2 million for state taxes at December 31, 2021. We anticipate fully utilizing these NOL carryforward balances before they begin to expire in 2033 for federal and 2028 for state. California alternative minimum tax (AMT) credits and Idaho investment tax credits (ITC) of $0.1 million are also available. The AMT credits do not expire. The ITC credits begin to expire in 2033.

Uncertain tax positions are accounted for in accordance with accounting standards that require an assessment of the anticipated settlement outcome of material uncertain tax positions taken in a prior year, or planned to be taken in the current year. Until such positions are sustained, the uncertain tax benefits resulting from such positions would not be recognized. No reserves for uncertain tax positions were recorded as of December 31, 2021, 2020, or 2019.
The federal income tax returns for tax years 2017 and earlier are closed by statute. The IRS Compliance Assurance Process (CAP) examination of the 2018 and 2019 tax years have been completed. There were no material changes to these returns as filed. The 2020 and 2021 tax years are currently under IRS CAP examination. The 2022 CAP application has been filed. Under the CAP program, NW Holdings and NW Natural work with the IRS to identify and resolve material tax matters before the tax return is filed each year.
As of December 31, 2021, income tax years 2017 through 2020 remain open for examination by the State of California. Income tax years 2018 through 2020 are open for examination by the State of Idaho. The State of Oregon examined the Oregon corporate income tax returns for tax years 2015, 2016, and 2017. No material changes occurred as a result of this examination. Tax years 2018 through 2020 are open for examination by the State of Oregon.
12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations at December 31:

In thousands	2021	2020
NW Natural:
NGD plant in service	$3,721,939	$3,548,543
NGD work in progress	135,398	63,901
Less: Accumulated depreciation	1,098,715	1,055,809
NGD plant, net	2,758,622	2,556,635
Other plant in service	69,332	66,300
Other construction work in progress	4,971	5,032
Less: Accumulated depreciation	20,646	19,637
Other plant, net	53,657	51,695
Total property, plant, and equipment	$2,812,279	$2,608,330

Other (NW Holdings):
Other plant in service	$65,603	$50,263
Less: Accumulated depreciation	6,512	3,823
Other plant, net	59,091	46,440

NW Holdings:
Total property, plant, and equipment	$2,871,370	$2,654,770

NW Natural:
Capital expenditures in accrued liabilities	$37,537	$25,129

NW Holdings:
Capital expenditures in accrued liabilities	$38,333	$25,129

Accumulated depreciation does not include the accumulated provision for asset removal costs of $446.0 million and $428.0 million at December 31, 2021 and 2020, respectively. These accrued asset removal costs are reflected on the balance sheet as regulatory liabilities. See Note 2.

NW Holdings
Other plant balances include long-lived assets associated with water operations and non-regulated activities not held by NW Natural or its subsidiaries.

NW Natural
Other plant balances include non-utility gas storage assets at the Mist facility and other long-lived assets not related to NGD.

The weighted average depreciation rate for NGD assets was 3.0% in 2021, 3.0% in 2020, and 2.9% in 2019. The weighted average depreciation rate for assets not related to NGD was 1.8% in 2021, 1.8% in 2020, and 1.8% in 2019.
13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments at December 31:

	NW Holdings		NW Natural
In thousands	2021	2020	2021	2020
Investments in life insurance policies	$48,178	$49,241	$48,178	$49,242
Investments in gas reserves, non-current	26,608	34,484	26,608	34,484
Investment in unconsolidated affiliates	14,492	18	—	—
Total other investments	$89,278	$83,743	$74,786	$83,726

Investment in Life Insurance Policies
NW Natural has invested in key person life insurance contracts to provide an indirect funding vehicle for certain long-term employee and director benefit plan liabilities. The amount in the above table is reported at cash surrender value, net of policy loans.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of December 31, 2021. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $6.9 million and $10.6 million, which are recorded as liabilities in the December 31, 2021 and 2020 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $5.4 million and $11.4 million as of December 31, 2021 and 2020, respectively. The investment in gas reserves provides long-term price protection and acted to hedge the cost of gas for approximately 4% and 5% of NGD gas supplies for the years ended December 31, 2021 and 2020, respectively.

Investments in Unconsolidated Affiliates
On December 17, 2021, NW Natural Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 15,000 customer connections and employing 35 people. The carrying value of the equity method investment is $10.3 million higher than the underlying equity in the net assets of the investee at December 31, 2021 due to equity method goodwill.
On August 6, 2020, NWN Energy completed the sale of 100% of its interest in Trail West Holdings, LLC (TWH) to an unrelated third party for a purchase price of $14.0 million, $7.0 million of which was paid upon closing the transaction, and $7.0 million of which was paid upon the one-year anniversary of the close date. The completion of the sale resulted in an after-tax gain of approximately $0.5 million for the year ended December 31, 2020.
TWH was a variable interest entity reported under equity method accounting through its sale. The investment in TWH did not meet the criteria to be classified as held for sale or discontinued operations.
14. BUSINESS COMBINATIONS

2021 Business Combinations
During the year ended December 31, 2021, NWN Water and its subsidiaries completed four acquisitions qualifying as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions were not material and are not significant to NW Holdings' results of operations.

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

As each of these acquisitions met the criteria of a business combination, an allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used and was made using existing regulatory conditions for net assets associated with Suncadia Water Company, LLC and T&W Water Service Company, with the remaining difference from consideration transferred being recorded as goodwill.

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

As a result of all acquisitions completed, total goodwill was $70.6 million as of December 31, 2021 and $69.2 million as of December 31, 2020. The increase in the goodwill balance was primarily due to additions associated with our acquisitions in the water sector. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	At December 31,
In thousands	2021	2020
Natural gas (in therms):
Financial	618,815	784,400
Physical	431,628	457,593
Foreign exchange	$6,268	$5,896

Purchased Gas Adjustment (PGA)
Derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are reflected in the weighted-average cost of gas in the PGA filing. Rates and hedging approaches may vary between states due to different rate structures and mechanisms. In addition, as required with the Washington PGA filing, NW Natural incorporated and began implementing risk-responsive hedging strategies for its Washington gas supplies. Hedge contracts entered into after the start of the PGA period are subject to the PGA incentive sharing mechanism in Oregon. NW Natural entered the 2021-22 and 2020-21 gas years with forecasted sales volumes hedged at 60% and 53% in financial swap and option contracts, and 19% and 17% in physical gas supplies, respectively. Hedge contracts entered into prior to the PGA filing, in September 2021, were included in the PGA for the 2021-22 gas year. Hedge contracts entered into after the PGA filing, and related to subsequent gas years, may be included in future PGA filings and qualify for regulatory deferral.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments, which also represents all derivative instruments at NW Holdings:

	December 31, 2021		December 31, 2020
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$36,539	$(26)	$7,342	$312
Operating revenues (expense)	(26)	—	(1,212)	—
Amounts deferred to regulatory accounts on balance sheet	(36,517)	26	(6,306)	(312)
Total gain (loss) in pre-tax earnings	$(4)	$—	$(176)	$—
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

Realized Gain/Loss
NW Natural realized net gains of $50.9 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of December 31, 2021 or 2020. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2021 or 2020. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

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

If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $51.8 million and a liability of $3.8 million as of December 31, 2021, and an asset of $14.1 million and a liability of $1.3 million as of December 31, 2020.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps with financial counterparties. NW Natural utilizes master netting arrangements through International Swaps and Derivatives Association contracts to minimize this risk along with collateral support agreements with counterparties based on their credit ratings. In certain cases, NW Natural may require guarantees or letters of credit from counterparties to meet its minimum credit requirement standards.

NW Natural's financial derivatives policy requires counterparties to have an investment-grade credit rating at the time the derivative instrument is entered into, and specifies limits on the contract amount and duration based on each counterparty’s credit rating. NW Natural does not speculate in derivatives. Derivatives are used to reduce NW Natural's net market risk and hedge exposure above risk tolerance limits. It is required that increases in market risk created by the use of derivatives is offset by the exposures they modify.

We actively monitor NW Natural's derivative credit exposure and place counterparties on hold for trading purposes or require other forms of credit assurance, such as letters of credit, cash collateral, or guarantees as circumstances warrant. The ongoing assessment of counterparty credit risk includes consideration of credit ratings, credit default swap spreads, bond market credit spreads, financial condition, government actions, and market news. A Monte Carlo simulation model is used to estimate the change in credit and liquidity risk from the volatility of natural gas prices. The results of the model are used to establish trading limits. NW Natural's outstanding financial derivatives at December 31, 2021 mature by October 31, 2024.

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

Fair Value
In accordance with fair value accounting, NW natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads, and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at December 31, 2021. As of December 31, 2021 and 2020, the net fair value was an asset of $48.0 million and $12.8 million, respectively, using significant other observable, or Level 2, inputs. No Level 3 inputs were used in our derivative valuations during the years ended December 31, 2021 and 2020.
16. COMMITMENTS AND CONTINGENCIES

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

In November 2021, NW Natural and a subsidiary of Archaea Energy entered into a long-term RNG purchase and sale agreement. Under the agreement, NW Natural committed to purchase the environmental attributes generated by Archaea related to up to ten million therms of RNG annually from its portfolio of RNG production facilities for a fixed fee for a period of 21 years. The agreement will commence in 2022, with the full annual quantity beginning in 2025.

The aggregate amounts of these agreements at NW Natural were as follows at December 31, 2021:

In thousands	Gas Purchase Agreements(1)	Pipeline Capacity Purchase Agreements	Pipeline Capacity Release Agreements
2022	$168,296	$85,335	$7,596
2023	6,376	87,449	4,036
2024	6,426	80,923	4,036
2025	12,076	78,449	3,363
2026	12,133	63,608	—
Thereafter	203,500	507,666	—
Total	408,807	903,430	19,031
Less: Amount representing interest	44,571	119,202	382
Total at present value	$364,236	$784,228	$18,649
(1) Gas purchase agreements include environmental attributes of RNG

Total fixed charges under capacity purchase agreements were $82.9 million for 2021, $81.8 million for 2020, and $82.2 million for 2019, of which $7.7 million, $4.8 million, and $4.3 million, respectively, related to capacity releases. In addition, per-unit charges are required to be paid based on the actual quantities shipped under the agreements. In certain take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet at December 31:

	Current Liabilities		Non-Current Liabilities
In thousands	2021	2020	2021	2020
Portland Harbor site:
Gasco/Siltronic Sediments	$7,582	$7,596	$42,076	$43,725
Other Portland Harbor	2,592	1,942	9,570	7,020
Gasco/Siltronic Upland site	15,711	14,887	36,215	40,250
Front Street site	1,100	3,816	811	1,107
Oregon Steel Mills	—	—	179	179
Total	$26,985	$28,241	$88,851	$92,281

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

NW Natural's potential liability is a portion of the costs of the remedy for the entire Portland Harbor Superfund site. The cost of that remedy is expected to be allocated among more than one hundred PRPs. NW Natural is participating in a non-binding allocation process with other PRPs in an effort to resolve its potential liability. The Portland Harbor ROD does not provide any additional clarification around allocation of costs among PRPs; accordingly, NW Natural has not modified any of the recorded liabilities at this time as a result of the issuance of the Portland Harbor ROD.

NW Natural manages its liability related to the Superfund site as two distinct remediation projects, the Gasco Sediments Site and Other Portland Harbor projects.

GASCO SEDIMENTS. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. In March 2020, NW Natural and the EPA amended the Administrative Order on Consent to include additional remedial design activities downstream of the Gasco sediments site and in the navigation channel. Siltronic Corporation is not a party to the amended order. In the second quarter of 2021, NW Natural began preliminary design discussions with the EPA for the Gasco sediments site. These preliminary design discussions did not include a cost estimate for cleanup. None of the alternatives in the EE/CA are more likely than others at this time, and NW Natural expects further design discussion and iteration with the EPA.

The estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $49.7 million to $350 million. NW Natural has recorded a liability of $49.7 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

OTHER PORTLAND HARBOR. While we believe liabilities associated with the Gasco sediments site represent NW Natural's largest exposure, there are other potential exposures associated with the Portland Harbor ROD, including NRD costs and harborwide remedial design and cleanup costs (including downstream petroleum contamination), for which allocations among the PRPs have not yet been determined.

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

NW Natural submitted a revised Remedial Investigation Report for the uplands to ODEQ in May 2007. In March 2015, ODEQ approved the Risk Assessment (RA) for this site, enabling commencement of work on the FS in 2016. NW Natural has recognized a liability for the remediation of the uplands portion of the site which is at the low end of the range of potential liability; the high end of the range cannot be reasonably estimated at this time.

In October 2016, ODEQ and NW Natural agreed to amend their VCP agreement for the Gasco uplands to incorporate a portion of the Siltronic property formerly owned by Portland Gas & Coke between 1939 and 1960 into the Gasco RA and FS. Previously, NW Natural was conducting an investigation of manufactured gas plant constituents on the entire Siltronic uplands for ODEQ. Siltronic will be working with ODEQ directly on environmental impacts to the remainder of its property.

In September 2013, NW Natural completed construction of a groundwater source control system, including a water treatment station, at the Gasco site. NW Natural has estimated the cost associated with the ongoing operation of the system and has recognized a liability which is at the low end of the range of potential cost. NW Natural cannot estimate the high end of the range at this time due to the uncertainty associated with the duration of running the water treatment station, which is highly dependent on the remedy determined for both the upland portion as well as the final remedy for the Gasco sediments site.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in July 2020 and was completed in October 2020. The first year of post-construction monitoring was completed in 2021 and demonstrated that the cap was intact and performing as designed. NW Natural has recognized an additional liability of $1.9 million for munitions and design costs, regulatory and permitting issues, and post-construction work.

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

The following table presents information regarding the total regulatory asset deferred as of December 31:

In thousands	2021	2020
Deferred costs and interest(1)	$45,122	$44,516
Accrued site liabilities(2)	115,773	120,352
Insurance proceeds and interest	(59,564)	(69,253)
Total regulatory asset deferral(1)	$101,331	$95,615
Current regulatory assets(3)	$6,694	$4,992
Long-term regulatory assets(3)	$94,636	$90,623
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were or $0.1 million in 2021 and $0.2 million in 2020.
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

NW Natural received total environmental insurance proceeds of approximately $150 million as a result of settlements from litigation that was dismissed in July 2014. Under a 2015 OPUC order which established the SRRM, one-third of the Oregon allocated proceeds were applied to costs deferred through 2012 with the remaining two-thirds applied to costs at a rate of $5.0 million per year plus interest over the following 20 years. NW Natural accrues interest on the Oregon allocated insurance proceeds in the customer’s favor at a rate equal to the five-year treasury rate plus 100 basis points. As of December 31, 2021, NW Natural has applied $90.0 million of insurance proceeds to prudently incurred remediation costs allocated to Oregon.

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

In accordance with the WUTC Order, insurance proceeds were fully applied to costs incurred between December 2018 and June 2019 that were deemed prudent. Remaining insurance proceeds will be amortized over a 10.5 year period ending December 31, 2029. As of December 31, 2021, approximately $3.6 million of proceeds have been applied to prudently incurred costs.

On an annual basis, NW Natural files for a prudence determination and a request to amortize costs to the extent that remediation expenses exceed the insurance amortization. After insurance proceeds are fully amortized, if in a particular year the request to collect deferred amounts exceeds one percent of Washington normalized revenues, then the excess will be collected over three years with interest.

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

The following table presents the operating results of Gill Ranch and is presented net of tax on NW Holdings' consolidated statements of comprehensive income:

	NW Holdings Discontinued Operations
In thousands	2020	2019
Revenues	$10,193	$5,301
Expenses
Operations and maintenance	7,931	8,587
General taxes	198	219
Depreciation and amortization	391	423
Other expenses and interest	848	931
Total expenses	9,368	10,160
Income (loss) from discontinued operations	825	(4,859)
Gain on sale of discontinued operations	8,027	—
Income (loss) from discontinued operations before income tax	8,852	(4,859)
Income tax expense (benefit)(1)	2,344	(1,283)
Income (loss) from discontinued operations, net of tax	$6,508	$(3,576)
(1) Includes income tax expense of $2.1 million related to the sale of Gill Ranch for the year ended December 31, 2020.

As a result of the disposition of the membership interests of Gill Ranch, there were no assets or liabilities classified as held for sale at December 31, 2020.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NORTHWEST NATURAL HOLDING COMPANY

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)

	Year Ended December 31,
In thousands	2021	2020	2019
Operating expenses:
Operations and maintenance	$4,837	$771	$2,747
Total operating expenses	4,837	771	2,747
Loss from operations	(4,837)	(771)	(2,747)
Earnings from investment in subsidiaries, net of tax	83,072	78,450	64,328
Other income (expense), net	(143)	57	(22)
Interest expense, net	982	1,557	726
Income before income taxes	77,110	76,179	60,833
Income tax benefit	(1,556)	(602)	(902)
Net income	78,666	76,781	61,735
Other comprehensive income (loss) from subsidiaries, net of tax	1,498	(2,169)	(2,179)
Comprehensive income	$80,164	$74,612	$59,556

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	As of December 31,
In thousands	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$265	$11,267
Receivables from affiliates	2,180	14,738
Income taxes receivable	—	6,000
Other current assets	11,348	6,223
Total current assets	13,793	38,228
Non-current assets:
Investments in subsidiaries	1,080,949	936,184
Other investments	42	17
Deferred tax assets	383	171
Other non-current assets	613	213
Total non-current assets	1,081,987	936,585
Total assets	$1,095,780	$974,813

Liabilities and equity:
Current liabilities:
Short-term debt	$144,000	$73,000
Accounts payable	286	119
Payables to affiliates	16,105	12,912
Other current liabilities	243	49
Total current liabilities	160,634	86,080

Total equity	935,146	888,733
Total liabilities and equity	$1,095,780	$974,813

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	Year Ended December 31,
In thousands	2021	2020	2019
Operating activities:
Net income	$78,666	$76,781	$61,735
Adjustments to reconcile net income to cash used in operations:
Equity in earnings of subsidiaries, net of tax	(83,072)	(78,450)	(64,328)
Cash dividends received from subsidiaries	56,057	55,387	53,439
Deferred income taxes	(212)	20	(198)
Other	119	65	66
Changes in assets and liabilities:
Receivables from affiliates	12,558	(12,788)	846
Income and other taxes	1,299	(7,451)	4,325
Accounts payable	3,342	8,809	(5,177)
Interest accrued	57	77	(32)
Other, net	(313)	(364)	(346)
Cash provided by operating activities	68,501	42,086	50,330
Investing activities:
Contributions to subsidiaries	(142,405)	(47,194)	(157,591)
Return of capital from subsidiaries	26,000	19,000	35,000
Cash used in investing activities	(116,405)	(28,194)	(122,591)
Financing activities:
Proceeds from common stock issued, net	17,501	—	92,956
Changes in other short-term debt, net	71,000	49,000	24,000
Cash dividend payments on common stock	(55,919)	(55,420)	(53,339)
Other	4,320	3,676	4,752
Cash provided by (used in) financing activities	36,902	(2,744)	68,369
Increase (decrease) in cash and cash equivalents	(11,002)	11,148	(3,892)
Cash, cash equivalents and restricted cash, beginning of period	11,267	119	4,011
Cash, cash equivalents and restricted cash, end of period	$265	$11,267	$119
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

Equity earnings of subsidiaries including earnings from NW Natural were $83.1 million, $78.5 million, and $64.3 million for the years ended December 31, 2021, 2020, and 2019 respectively.

There were $82.1 million, $74.4 million and $88.4 million of cash dividends paid to NW Holdings from wholly-owned subsidiaries for the years ended December 31, 2021, 2020 and 2019, respectively.

Other Comprehensive Income (Loss) from Subsidiaries Correction
During 2021, NW Holdings identified that activities related to other comprehensive income (loss) from subsidiaries had been excluded from the condensed statements of comprehensive income and condensed balance sheets. NW Holdings corrected the previously presented condensed balance sheet for the year ended December 31, 2020, and in doing so, decreased total equity by $3.6 million with a corresponding decrease in investment in subsidiaries. In addition, the condensed statements of comprehensive income for the years ended December 31, 2020 and 2019 were corrected to include other comprehensive loss of $2.2 million and $2.2 million, respectively. NW Holdings has evaluated the effect of the misstatement, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed condensed financial statements.

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

2. DEBT

For information concerning NW Holdings' debt obligations, see Note 9 to the consolidated financial statements included in Item 8 of this report.

NORTHWEST NATURAL HOLDING COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2021
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,219	$724	$(219)	$1,706	$2,018
2020
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$673	$890	$2,333	$677	$3,219
2019
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$977	$450	$—	$754	$673

NORTHWEST NATURAL GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2021
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,107	$780	$(219)	$1,706	$1,962
2020
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$672	$779	$2,333	$677	$3,107
2019
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$975	$450	$—	$753	$672

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

(b) Changes in Internal Control Over Financial Reporting

NW Holdings and NW Natural management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural.

The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 9(a).

ITEM 9B. OTHER INFORMATION

This disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 5.03 of Form 8-K.

On February 24, 2022, the Board of NW Holdings approved the amendment and restatement of NW Holdings’ Amended and Restated Bylaws (Bylaws). The amendments were made to Article II, Section 1 of the Bylaws to provide more flexibility in setting the date of an annual meeting of shareholders.

The Bylaws that were adopted by the Board of NW Holdings on February 24, 2022 are attached to this Annual Report on Form 10-K as Exhibit 3c.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The "Information Concerning Nominees and Continuing Directors" and "Corporate Governance" contained in NW Holdings' definitive Proxy Statement for the 2022 Annual Meeting of Shareholders is hereby incorporated by reference.

EXECUTIVE OFFICERS
Name	Age at Dec. 31, 2021	Positions held during last five years(1)
David H. Anderson*	60
President and Chief Executive Officer(2) (2016- ); Chief Operating Officer and President (2015-2016); Executive Vice President and Chief Operating Officer (2014-2015); Executive Vice President Operations and Regulation (2013-2014); Senior Vice President and Chief Financial Officer (2004-2013).

Frank H. Burkhartsmeyer*	57
Senior Vice President and Chief Financial Officer(2) (2017- ); President and Chief Executive Officer of Renewables, Avangrid Renewables (2015-2017); Senior Vice President of Finance, Iberdrola Renewables Holdings, Inc. (2012-2015).

James R. Downing	52	Vice President and Chief Information Officer (2017- ); Chief Information Officer, WorleyParsons (America's Division) (2016-2017); Executive Service Delivery Manager for SAP, British Petroleum (2011-2015).
Shawn M. Filippi*	49
Vice President, Chief Compliance Officer and Corporate Secretary(2) (2016- ); Vice President and Corporate Secretary (2015-2016); Senior Legal Counsel (2011-2014); Assistant Corporate Secretary (2010-2014).

Kimberly A. Heiting	52	Senior Vice President, Operations and Chief Marketing Officer (2018- ); Senior Vice President, Communications and Chief Marketing Officer (2018); Vice President, Communications and Chief Marketing Officer (2015-2018); Chief Marketing and Communications Officer (2013-2014); Chief Corporate Communications Officer (2011-2013).
Jon G. Huddleston	59	Vice President, Engineering and Utility Operations (2018- ); Senior Director, Utility Operations (2014-2018); Director, Utility Operations (2013-2014); Process Director (2007-2013).
Justin B. Palfreyman	43	President, NW Natural RNG Holding Company, LLC (2021- ); Vice President, Strategy and Business Development (2017- ); President, NW Natural Water (2018- ); Vice President, Business Development (2016-2017); Director, Power, Energy and Infrastructure Group, Lazard, Freres & Co. (2009-2016).
Melinda B. Rogers	56	Vice President, Chief Human Resources and Diversity Officer (2018- ); Senior Director of Human Resources (2018); Senior Manager, Organizational Effectiveness and Talent Acquisition (2015-2017); Senior Associate, Point B (2014-2015); Director, Executive Development Center, Willamette University (2011-2014).
MardiLyn Saathoff*	65
Senior Vice President, Regulation and General Counsel(2) (2016- ); Senior Vice President and General Counsel (2015-2016); Vice President, Legal, Risk and Compliance (2013-2014); Deputy General Counsel (2010-2013); Chief Governance Officer and Corporate Secretary (2008-2014).

David A. Weber	62	Vice President, Gas Supply and Utility Support Services (2019- ); President and Chief Executive Officer, NW Natural Gas Storage, LLC (2011- ); President and Chief Executive Officer, Gill Ranch Storage, LLC (2011-2020).
Kathryn M. Williams	46	Vice President, Public Affairs and Sustainability (2020- ); Vice President, Public Affairs (2019-2020); Government and Community Affairs Director (2018-2019); State Affairs Manager, Port of Portland (2015-2018); Business and Rail Relations Manager, Port of Portland (2007-2015).
Brody J. Wilson*	42
Vice President, Chief Accounting Officer, Controller and Treasurer(2) (2017- ); Chief Financial Officer (Interim), Treasurer (Interim), Chief Accounting Officer and Controller (2016-2017); Chief Accounting Officer, Controller and Assistant Treasurer (2016); Controller (2013-2016); Acting Controller (2013); Accounting Director (2012-2013).

DIRECTOR (NORTHWEST NATURAL GAS COMPANY ONLY)**
Name	Age at Dec. 31, 2021	Positions held during last five years(1)
Steven E. Wynne**	69
Executive Vice President, Moda, Inc., a privately-held healthcare insurance company (2012- ); Director, JELD-WEN Holding Inc. (2012- ); Director, Pendleton Woolen Mills, Inc. (2013- ); Director, Lone Rock Resources, Inc. (2016- ); Director, FLIR Systems, Inc. (1999-2021); Director, Citifyd Inc. (2013-2019); Trustee, Willamette University (1999- ); Trustee, Portland Center Stage (2012-2019); Executive Vice President, JELD-WEN, Inc. (2011-2012); President and Chief Executive Officer, SBI International, Ltd. (2004-2007); Partner, Ater Wynne LLP (2001-2002; 2003-2004); President and Chief Executive Officer, Adidas America, Inc. (1995-2000).

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

* Executive Officer of Northwest Natural Holding Company and Northwest Natural Gas Company.
** Director of Northwest Natural Gas Company only (beginning 2018). All other directors of Northwest Natural Gas Company are also directors of Northwest Natural Holding Company, and information regarding all directors concurrently serving on the Board of Directors of Northwest Natural Gas Company and Northwest Natural Holding Company will be incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders.
(1)    Unless otherwise specified, all positions held at Northwest Natural Gas Company.
(2)    Position held at Northwest Natural Holding Company (beginning March 2018) and Northwest Natural Gas Company. In 2020, Ms. Saathoff’s title at Northwest Natural Holding Company changed from Senior Vice President and General Counsel to Senior Vice President, Regulation and General Counsel.

Each executive officer serves successive annual terms; present terms end at the 2022 annual meeting. There are no family relationships among our executive officers, directors or any person chosen to become one of our officers or directors. NW Holdings and NW Natural have adopted a Code of Ethics (Code) applicable to all employees, officers, and directors that is available on our website at www.nwnaturalholdings.com. We intend to disclose on our website at www.nwnaturalholdings.com any amendments to the Code or waivers of the Code for executive officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation", "Report of the Organization and Executive Compensation Committee", and "Compensation Committee Interlocks and Insider Participation" contained in NW Holdings' definitive Proxy Statement for the 2022 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of December 31, 2021 is reflected in Part III, Item 10, above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 17, 2022, NW Holdings owned 100% of the outstanding common stock of NW Natural.

The following table sets forth information regarding compensation plans under which equity securities of NW Holdings are authorized for issuance as of December 31, 2021 (see Note 8 to the Consolidated Financial Statements):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Long Term Incentive Plan (LTIP) (1)(2)	211,062	n/a	345,012
Employee Stock Purchase Plan	37,360	$38.83	118,747
Equity compensation plans not approved by security holders:
Executive Deferred Compensation Plan (EDCP)(3)	877	n/a	n/a
Directors Deferred Compensation Plan (DDCP)(3)	41,552	n/a	n/a
Deferred Compensation Plan for Directors and Executives (DCP)(4)	216,917	n/a	n/a
Total	507,768		463,759

(1)Awards may be granted under the LTIP as Performance Share Awards, Restricted Stock Units, or stock options. Shares issued pursuant to Performance Share Awards and Restricted Stock Units under the LTIP do not include an exercise price, but are payable when the award criteria are satisfied. The number of shares shown in column (a) include 87,727 Restricted Stock Units and 123,335 Performance Share Awards, reflecting the number of shares to be issued as performance share awards under outstanding Performance Share Awards if target performance levels are achieved. If the maximum awards were paid pursuant to the Performance Share Awards outstanding at December 31, 2021, the number of shares shown in column (a) would increase by 123,335 shares, reflecting the maximum share award of 200% of target, and the number of shares shown in column (c) would decrease by the same amount of shares. No stock options or other types of award have been issued under the LTIP.
(2)The number of shares shown in column (c) includes shares that are available for future issuance under the LTIP as Restricted Stock Units or Performance Share Awards at December 31, 2021.
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
(4)Effective January 1, 2005, the EDCP and DDCP were closed to new participants and replaced with the DCP. The DCP continues the basic provisions of the EDCP and DDCP under which deferred amounts are credited to either a “cash account” or a “stock account.” Stock accounts represent a right to receive shares of NW Holdings common stock on a deferred basis, and such accounts are credited with additional shares based on the deemed reinvestment of dividends. Effective January 1, 2007, cash accounts are credited quarterly with interest at a rate equal to Moody’s Average Corporate Bond Yield. Our obligation to pay deferred compensation in accordance with the terms of the DCP will generally become due on a predetermined date during a participant's service if elected by such participant or on retirement, death, or other termination of service, and will be paid in a lump sum or in installments of five, 10, or 15 years as elected by the participant in accordance with the terms of the DCP. Amounts credited to stock accounts are payable solely in shares of common stock and cash for fractional shares, and amounts in the above table represent the aggregate number of shares credited to participants' stock accounts. We have contributed common stock to the trustee of the Supplemental Trust such that this trust holds approximately the number of common shares equal to the number of shares credited to all participants' stock accounts. The right of each participant in the DCP is that of a general, unsecured creditor of NW Natural.

The information captioned “Beneficial Ownership of Common Stock by Directors and Executive Officers” and "Security Ownership of Common Stock of Certain Beneficial Owners" contained in NW Holdings' definitive Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned "Transactions with Related Persons" and "Corporate Governance" in NW Holdings' definitive Proxy Statement for the 2022 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

NW Holdings
The information captioned "2021 and 2020 Audit Firm Fees" in NW Holdings’ definitive Proxy Statement for the 2022 Annual Meeting of Shareholders is hereby incorporated by reference.

NW Natural
The following table shows the fees and expenses of NW Natural, paid or accrued for the integrated audits of the consolidated financial statements and other services provided by NW Natural's independent registered public accounting firm, PricewaterhouseCoopers LLP, for fiscal years 2021 and 2020:

In thousands	2021	2020
Audit Fees	$1,268	$1,273
Audit-Related Fees	172	31
Tax Fees	23	22
All Other Fees	4	3
Total	$1,467	$1,329

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

AUDIT-RELATED FEES. This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and internal control over financial reporting, including fees and expenses related to consultations for financial accounting and reporting, fees for EPA assurance letters, and fees for system pre-implementation assessments.

TAX FEES. This category includes fees for tax compliance, and review services rendered for NW Natural's income tax returns.

ALL OTHER FEES. This category relates to services other than those described above. The amount reflects payments for accounting research tools in each of 2021 and 2020.

PRE-APPROVAL POLICY FOR AUDIT AND NON-AUDIT SERVICES. The Audit Committee of NW Natural approved or ratified 100 percent of 2021 and 2020 services for audit, audit-related, tax services and all other fees, including audit services relating to compliance with Section 404 of the Sarbanes-Oxley Act. The chair of the Audit Committee of NW Natural is authorized to pre-approve non-audit services between meetings of the Audit Committee and must report such approvals at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

1.A list of all Financial Statements and Supplemental Schedules is incorporated by reference to Item 8.

2.List of Exhibits filed:

Reference is made to the Exhibit Index commencing on page 140.

ITEM 16. FORM 10-K SUMMARY

None.

NORTHWEST NATURAL HOLDING COMPANY
NORTHWEST NATURAL GAS COMPANY
 Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

Exhibit Number                                                        Document

*3a.	Amended and Restated Articles of Incorporation of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*3b.	Amended and Restated Articles of Incorporation of Northwest Natural Gas Company (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2020).

3c.	Amended and Restated Bylaws of Northwest Natural Holding Company.

3d.	Amended and Restated Bylaws of Northwest Natural Gas Company.

*4a.	Copy of Mortgage and Deed of Trust of Northwest Natural Gas Company, dated as of July 1, 1946 (Mortgage and Deed of Trust), to Bankers Trust (to whom Deutsche Bank Trust Company Americas is the successor), Trustee (incorporated by reference to Exhibit 7(j) in File No. 2-6494); and copies of Supplemental Indentures Nos. 1 through 14 to the Mortgage and Deed of Trust, dated respectively, as of June 1, 1949, March 1, 1954, April 1, 1956, February 1, 1959, July 1, 1961, January 1, 1964, March 1, 1966, December 1, 1969, April 1, 1971, January 1, 1975, December 1, 1975, July 1, 1981, June 1, 1985 and November 1, 1985 (incorporated by reference to Exhibit 4(d) in File No. 33-1929); Supplemental Indenture No. 15 to the Mortgage and Deed of Trust, dated as of July 1, 1986 (filed as Exhibit 4(c) in File No. 33-24168); Supplemental Indentures Nos. 16, 17 and 18 to the Mortgage and Deed of Trust, dated, respectively, as of November 1, 1988, October 1, 1989 and July 1, 1990 (incorporated by reference to Exhibit 4(c) in File No. 33-40482); Supplemental Indenture No. 19 to the Mortgage and Deed of Trust, dated as of June 1, 1991 (incorporated by reference to Exhibit 4(c) in File No. 33-64014).

*4b.	Supplemental Indenture No. 20 to the Mortgage and Deed of Trust, dated as of June 1, 1993 (incorporated by reference to Exhibit 4a.(1) to Form 10-K for year ended December 31, 1993, File No. 0-00994).

*4c.	Supplemental Indenture No. 21 to the Mortgage and Deed of Trust, dated as of October 15, 2012 (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 26, 2012, File No. 1-15973).

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

*4g.
Amended and Restated Credit Agreement, dated as of November 3, 2021, among Northwest Natural Holding Company and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2021, File No. 1-38681).

*4h.
Amended and Restated Credit Agreement, dated as of November 3, 2021, among Northwest Natural Gas Company and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2021, File No. 1-15973).

*4i.
Credit Agreement, dated as of June 10, 2021, among NW Natural Water Company, LLC, Northwest Natural Holding Company, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed June 14, 2021, File No. 1-38681).

*4j.
Credit Agreement, dated as of June 10, 2021, among Northwest Natural Gas Company, the lenders party thereto, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed June 14, 2021, File No. 1-15973).

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
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.

104.	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

Executive Compensation Plans and Arrangements:

*10a.	Executive Supplemental Retirement Income Plan, 2018 Restatement (incorporated herein by reference to Exhibit 10.6 to the Form 8-K dated October 1, 2018, File No. 1-38681).

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

*10j.
Deferred Compensation Plan for Directors and Executives, effective January 1, 2005, restated as of September 23, 2021 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2021, File No. 1-38681).

*10k.
Form of Indemnity Agreement as entered into between Northwest Natural Gas Company and each director and certain executive officers (incorporated by reference to Exhibit 10l to Form 10-K for 2018, File No. 1-15973).

*10l.
Form of Indemnity Agreement as entered into between Northwest Natural Holding Company and each director and certain executive officers (incorporated by reference to Exhibit 10m to Form 10-K for 2018, File No. 1-38681).

*10m.	Non-Employee Directors Stock Compensation Plan, as amended effective December 15, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 16, 2005, File No. 1-15973).

*10n.	Executive Annual Incentive Plan, effective January 1, 2021 (incorporated by reference to Exhibit 10o to Form 10-K for 2020, File No. 1-15973).

10o.	Executive Annual Incentive Plan, effective January 1, 2022.

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

*10t.	Form of Performance Share Long Term Incentive Award Agreement under Long Term Incentive Plan (2019-2021) (incorporated by reference to Exhibit 10z to Form 10-K for 2018, File No. 1-38681).

*10u.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2020-2022) (incorporated by reference to Exhibit 10x to Form 10-K for 2019, File No. 1-38681).

*10v.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2021-2023)(incorporated by reference to Exhibit 10w to Form 10-K for 2020, File No. 1-38681).

10w.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2022-2024).

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

10z.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2022).

*10aa.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2021) (incorporated by reference to Exhibit 10z to Form 10-K for 2020, File No. 1-38681).

*10bb.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2020) (incorporated by reference to Exhibit 10aa to Form 10-K for 2019, File No. 1-38681).

*10cc.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2019) (incorporated by reference to Exhibit 10cc to Form 10-K for 2018, File No. 1-38681).

*10dd.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2018) (incorporated by reference to Exhibit 10bb to Form 10-K for 2017, File No. 1-15973).

*10ee.	Severance Agreement between Northwest Natural Gas Company and an executive officer, dated August 1, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 29, 2016, File No. 1-15973).

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

*10jj.	Cash Retention Agreement between Northwest Natural Gas Company and an executive officer, dated as of March 1, 2018 (incorporated by reference to Exhibit 10ss to Form 10-K for 2017, File No. 1-15973).

*10kk.	Annual Incentive Plan for NW Natural Gas Storage, LLC, as amended effective January 1, 2021 (incorporated by reference to Exhibit 10ll to Form 10-K for 2020, File No. 1-38681).

10ll.	Annual Incentive Plan for NW Natural Gas Storage, LLC, as amended effective January 1, 2022.

*10mm.	Long Term Incentive Plan for NW Natural Gas Storage, LLC, as amended effective January 1, 2016 (incorporated by reference to Exhibit 10pp to Form 10-K for 2016, File No. 1-15973).
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
Date: February 25, 2022

NORTHWEST NATURAL GAS COMPANY

By: /s/ David H. Anderson
David H. Anderson
President and Chief Executive Officer
Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signatures of each of the undersigned shall be deemed to relate only to matters having reference to the below named company and its subsidiaries.
NORTHWEST NATURAL HOLDING COMPANY

Signature	Title	Date

/s/ David H. Anderson	Principal Executive Officer and Director	February 25, 2022
David H. Anderson President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer	Principal Financial Officer	February 25, 2022
Frank H. Burkhartsmeyer Senior Vice President and Chief Financial Officer

/s/ Brody J. Wilson	Principal Accounting Officer	February 25, 2022
Brody J. Wilson Vice President, Treasurer, Chief Accounting Officer and Controller

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ Karen Lee	Director	)
Karen Lee		)
)
/s/ Dave McCurdy	Director	)
Dave McCurdy		)
)
/s/ Sandra McDonough	Director	February 25, 2022
Sandra McDonough		)
)
/s/ Nathan I. Partain	Director	)
Nathan I. Partain		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)

NORTHWEST NATURAL GAS COMPANY

Signature	Title	Date

/s/ David H. Anderson	Principal Executive Officer and Director	February 25, 2022
David H. Anderson President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer	Principal Financial Officer	February 25, 2022
Frank H. Burkhartsmeyer Senior Vice President and Chief Financial Officer

/s/ Brody J. Wilson	Principal Accounting Officer	February 25, 2022
Brody J. Wilson Vice President, Treasurer, Chief Accounting Officer and Controller

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ Karen Lee	Director	)
Karen Lee		)
)
/s/ Dave McCurdy	Director	)
Dave McCurdy		)
)
/s/ Sandra McDonough	Director	February 25, 2022
Sandra McDonough		)
)
/s/ Nathan I. Partain	Director	)
Nathan I. Partain		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)
)
/s/ Steven E. Wynne	Director	)
Steven E. Wynne		)