Form 10-Q
period 2022-06-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2022-08-04
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
At July 28, 2022, 34,817,043 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to the safe harbors created by such Act. Forward-looking statements can be identified by words such as anticipates, assumes, may, intends, plans, projects, seeks, believes, estimates, expects, will, could, and similar references (including the negatives thereof) to future periods, although not all forward-looking statements contain these words. Examples of forward-looking statements include, but are not limited to, statements regarding the following:
•plans, projections and predictions;
•objectives, goals, visions or strategies;
•assumptions, generalizations and estimates;
•ongoing continuation of past practices or patterns;
•future events or performance;
•trends;
•risks;
•uncertainties;
•timing and cyclicality;
•economic conditions, including impacts of inflation and interest rates, and general economic uncertainty;
•earnings and dividends;
•capital expenditures and allocation;
•capital markets or access to capital;
•capital or organizational structure;
•matters related to climate change and our role in decarbonization or a low-carbon future;
•renewable natural gas, environmental attributes related thereto, and hydrogen;
•our strategy to reduce greenhouse gas emissions and the efficacy of communicating that strategy to shareholders, investors, stakeholders and communities;
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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2022	2021	2022	2021

Operating revenues	$194,960	$148,917	$545,261	$464,863

Operating expenses:
Cost of gas	79,720	41,193	225,308	153,403
Operations and maintenance	53,175	50,047	110,660	102,238
Environmental remediation	2,267	1,509	6,970	5,286
General taxes	8,989	8,914	21,093	20,283
Revenue taxes	8,240	5,671	21,600	18,335
Depreciation	28,110	28,144	56,539	56,241
Other operating expenses	920	815	1,914	1,747
Total operating expenses	181,421	136,293	444,084	357,533
Income from operations	13,539	12,624	101,177	107,330
Other income (expense), net	226	(2,597)	(728)	(6,139)
Interest expense, net	11,580	11,028	23,102	22,154
Income (loss) before income taxes	2,185	(1,001)	77,347	79,037
Income tax expense (benefit)	470	(277)	19,393	20,244
Net income (loss)	1,715	(724)	57,954	58,793
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $71 and $80 for the three months ended and $142 and $160 for the six months ended June 30, 2022 and 2021, respectively	197	221	394	442
Comprehensive income (loss)	$1,912	$(503)	$58,348	$59,235
Average common shares outstanding:
Basic	34,307	30,664	32,756	30,639
Diluted	34,352	30,664	32,805	30,671
Earnings (loss) per share of common stock:
Basic	$0.05	$(0.02)	$1.77	$1.92
Diluted	0.05	(0.02)	1.77	1.92

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2022	2021	2021

Assets:
Current assets:
Cash and cash equivalents	$17,209	$20,084	$18,559
Accounts receivable	68,583	60,713	101,495
Accrued unbilled revenue	18,060	13,592	82,169
Allowance for uncollectible accounts	(1,356)	(3,283)	(2,018)
Regulatory assets	92,803	60,672	72,391
Derivative instruments	60,652	46,168	48,130
Inventories	65,983	39,024	57,262
Income taxes receivable	—	6,000	—
Other current assets	36,060	30,871	59,288
Total current assets	357,994	273,841	437,276
Non-current assets:
Property, plant, and equipment	4,129,236	3,849,792	3,997,243
Less: Accumulated depreciation	1,150,555	1,093,863	1,125,873
Total property, plant, and equipment, net	2,978,681	2,755,929	2,871,370
Regulatory assets	301,855	330,710	314,579
Derivative instruments	9,121	7,912	10,730
Other investments	96,027	77,577	89,278
Operating lease right of use asset, net	73,754	76,294	75,049
Assets under sales-type leases	136,673	141,408	138,995
Goodwill	70,714	69,313	70,570
Other non-current assets	75,699	50,516	56,757
Total non-current assets	3,742,524	3,509,659	3,627,328
Total assets	$4,100,518	$3,783,500	$4,064,604

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands, including share information	2022	2021	2021

Liabilities and equity:
Current liabilities:
Short-term debt	$222,700	$240,000	$389,500
Current maturities of long-term debt	351	60,274	345
Accounts payable	135,364	97,854	133,486
Taxes accrued	11,324	15,143	15,520
Interest accrued	7,425	7,425	7,503
Regulatory liabilities	97,277	103,210	112,281
Derivative instruments	15,918	3,393	10,402
Operating lease liabilities	1,315	1,228	1,296
Other current liabilities	47,624	43,946	54,432
Total current liabilities	539,298	572,473	724,765
Long-term debt	1,045,530	915,501	1,044,587
Deferred credits and other non-current liabilities:
Deferred tax liabilities	355,470	325,600	340,231
Regulatory liabilities	658,925	645,046	658,332
Pension and other postretirement benefit liabilities	162,511	203,854	166,684
Derivative instruments	9,475	453	412
Operating lease liabilities	78,826	80,088	79,468
Other non-current liabilities	111,704	117,659	114,979
Total deferred credits and other non-current liabilities	1,376,911	1,372,700	1,360,106
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 34,754, 30,672, and 31,129 at June 30, 2022 and 2021, and December 31, 2021, respectively	767,826	569,785	590,771
Retained earnings	381,963	365,501	355,779
Accumulated other comprehensive loss	(11,010)	(12,460)	(11,404)
Total equity	1,138,779	922,826	935,146
Total liabilities and equity	$4,100,518	$3,783,500	$4,064,604

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total shareholders' equity, beginning balances	$987,944	$936,324	$935,146	$888,733

Common stock:
Beginning balances	602,382	568,066	590,771	565,112
Stock-based compensation	458	416	2,232	2,446
Shares issued pursuant to equity based plans, net of shares withheld for taxes	1,080	1,303	1,004	2,227
Issuance of common stock, net of issuance costs	163,906	—	173,819	—
Ending balances	767,826	569,785	767,826	569,785

Retained earnings:
Beginning balances	396,769	380,939	355,779	336,523
Net income (loss)	1,715	(724)	57,954	58,793
Dividends on common stock	(16,521)	(14,714)	(31,770)	(29,815)
Ending balances	381,963	365,501	381,963	365,501

Accumulated other comprehensive income (loss):
Beginning balances	(11,207)	(12,681)	(11,404)	(12,902)
Other comprehensive income	197	221	394	442
Ending balances	(11,010)	(12,460)	(11,010)	(12,460)

Total shareholders' equity, ending balances	$1,138,779	$922,826	$1,138,779	$922,826

Dividends per share of common stock	$0.4825	$0.4800	$0.9650	$0.9600

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2022	2021
Operating activities:
Net income	$57,954	$58,793
Adjustments to reconcile net income to cash provided by operations:
Depreciation	56,539	56,241
Regulatory amortization of gas reserves	2,984	7,597
Deferred income taxes	10,659	1,048
Qualified defined benefit pension plan expense	2,882	7,874
Contributions to qualified defined benefit pension plans	—	(9,590)
Deferred environmental expenditures, net	(9,608)	(9,625)
Environmental remediation expense	6,970	5,286
Asset optimization revenue sharing bill credits	(41,102)	(9,053)
Other	9,961	10,663
Changes in assets and liabilities:
Receivables, net	96,453	73,133
Inventories	(8,721)	3,666
Income and other taxes	17,241	21,467
Accounts payable	(13,728)	(17,239)
Deferred gas costs	2,607	(26,962)
Asset optimization revenue sharing	3,929	36,872
Decoupling mechanism	9,669	(6,860)
Other, net	(8,125)	(9,030)
Cash provided by operating activities	196,564	194,281
Investing activities:
Capital expenditures	(167,696)	(130,108)
Acquisitions, net of cash acquired	—	(55)
Proceeds from the sale of assets	345	2,234
Other	(2,336)	46
Cash used in investing activities	(169,687)	(127,883)
Financing activities:
Proceeds from common stock issued, net	174,053	—
Long-term debt issued	692	55,000
Long-term debt retired	—	(35,000)
Proceeds from term loan due within one year	—	100,000
Repayment of commercial paper, maturities greater than three months	—	(195,025)
Changes in other short-term debt, net	(166,800)	30,500
Cash dividend payments on common stock	(30,311)	(27,842)
Other	(1,596)	(1,175)
Cash used in financing activities	(23,962)	(73,542)
Increase (decrease) in cash, cash equivalents and restricted cash	2,915	(7,144)
Cash, cash equivalents and restricted cash, beginning of period	27,120	35,454
Cash, cash equivalents and restricted cash, end of period	$30,035	$28,310

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$22,867	$21,971
Income taxes paid, net of refunds	1,086	7,405

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021

Operating revenues	$190,251	$144,579	$536,875	$456,929

Operating expenses:
Cost of gas	79,776	41,249	225,420	153,515
Operations and maintenance	48,879	44,939	102,756	94,126
Environmental remediation	2,267	1,509	6,970	5,286
General taxes	8,872	8,783	20,861	20,042
Revenue taxes	8,208	5,650	21,532	18,305
Depreciation	27,328	27,530	54,965	54,699
Other operating expenses	796	780	1,695	1,699
Total operating expenses	176,126	130,440	434,199	347,672
Income from operations	14,125	14,139	102,676	109,257
Other income (expense), net	17	(2,566)	(964)	(6,231)
Interest expense, net	10,599	10,696	21,430	21,486
Income before income taxes	3,543	877	80,282	81,540
Income tax expense	810	288	20,133	20,840
Net income	2,733	589	60,149	60,700
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $71 and $80 for the three months ended and $142 and $160 for the six months ended June 30, 2022 and 2021, respectively	197	221	394	442
Comprehensive income	$2,930	$810	$60,543	$61,142

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2022	2021	2021

Assets:
Current assets:
Cash and cash equivalents	$10,267	$11,488	$12,271
Accounts receivable	66,186	51,849	99,780
Accrued unbilled revenue	17,840	13,474	82,028
Receivables from affiliates	300	301	261
Allowance for uncollectible accounts	(1,299)	(3,239)	(1,962)
Regulatory assets	92,803	60,672	72,391
Derivative instruments	60,652	46,168	48,130
Inventories	64,726	38,549	56,752
Other current assets	31,784	30,630	47,378
Total current assets	343,259	249,892	417,029
Non-current assets:
Property, plant, and equipment	4,052,467	3,794,870	3,931,640
Less: Accumulated depreciation	1,142,611	1,088,743	1,119,361
Total property, plant, and equipment, net	2,909,856	2,706,127	2,812,279
Regulatory assets	301,790	330,670	314,539
Derivative instruments	9,121	7,912	10,730
Other investments	81,486	77,547	74,786
Operating lease right of use asset, net	73,706	76,211	74,987
Assets under sales-type leases	136,673	141,408	138,995
Other non-current assets	74,106	49,665	55,027
Total non-current assets	3,586,738	3,389,540	3,481,343
Total assets	$3,929,997	$3,639,432	$3,898,372

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2022	2021	2021

Liabilities and equity:
Current liabilities:
Short-term debt	$78,700	$198,000	$245,500
Current maturities of long-term debt	—	59,987	—
Accounts payable	132,002	95,109	131,475
Payables to affiliates	7,259	22,869	1,248
Taxes accrued	11,289	10,072	15,476
Interest accrued	7,207	7,373	7,296
Regulatory liabilities	97,277	103,210	112,281
Derivative instruments	15,918	3,393	10,402
Operating lease liabilities	1,298	1,193	1,273
Other current liabilities	46,816	43,389	53,591
Total current liabilities	397,766	544,595	578,542
Long-term debt	986,762	857,422	986,495
Deferred credits and other non-current liabilities:
Deferred tax liabilities	352,606	323,522	337,717
Regulatory liabilities	657,943	644,177	657,350
Pension and other postretirement benefit liabilities	162,511	203,854	166,684
Derivative instruments	9,475	453	412
Operating lease liabilities	78,789	80,043	79,431
Other non-current liabilities	110,469	116,975	113,934
Total deferred credits and other non-current liabilities	1,371,793	1,369,024	1,355,528
Commitments and contingencies (Note 16)
Equity:
Common stock	601,032	319,506	435,515
Retained earnings	583,654	561,345	553,696
Accumulated other comprehensive loss	(11,010)	(12,460)	(11,404)
Total equity	1,173,676	868,391	977,807
Total liabilities and equity	$3,929,997	$3,639,432	$3,898,372

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total shareholder's equity, beginning balances	$1,021,609	$881,565	$977,807	$835,184

Common stock:
Beginning balances	436,042	319,506	435,515	319,506
Capital contributions from parent	164,990	—	165,517	—
Ending balances	601,032	319,506	601,032	319,506

Retained earnings:
Beginning balances	596,774	574,740	553,696	528,580
Net income	2,733	589	60,149	60,700
Dividends on common stock	(15,853)	(13,984)	(30,191)	(27,935)
Ending balances	583,654	561,345	583,654	561,345

Accumulated other comprehensive income (loss):
Beginning balances	(11,207)	(12,681)	(11,404)	(12,902)
Other comprehensive income	197	221	394	442
Ending balances	(11,010)	(12,460)	(11,010)	(12,460)

Total shareholder's equity, ending balances	$1,173,676	$868,391	$1,173,676	$868,391

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2022	2021

Operating activities:
Net income	$60,149	$60,700
Adjustments to reconcile net income to cash provided by operations:
Depreciation	54,965	54,699
Regulatory amortization of gas reserves	2,984	7,597
Deferred income taxes	10,308	201
Qualified defined benefit pension plan expense	2,882	7,874
Contributions to qualified defined benefit pension plans	—	(9,590)
Deferred environmental expenditures, net	(9,608)	(9,625)
Environmental remediation expense	6,970	5,286
Asset optimization revenue sharing bill credits	(41,102)	(9,053)
Other	9,158	9,534
Changes in assets and liabilities:
Receivables, net	97,175	74,354
Inventories	(7,974)	3,775
Income and other taxes	16,069	19,440
Accounts payable	(16,341)	(19,936)
Deferred gas costs	2,607	(26,962)
Asset optimization revenue sharing	3,929	36,872
Decoupling mechanism	9,669	(6,860)
Other, net	(8,404)	(8,361)
Cash provided by operating activities	193,436	189,945
Investing activities:
Capital expenditures	(156,189)	(125,167)
Proceeds from the sale of assets	345	2,234
Other	(2,336)	46
Cash used in investing activities	(158,180)	(122,887)
Financing activities:
Cash contributions received from parent	165,517	—
Proceeds from term loan due within one year	—	100,000
Repayment of commercial paper, maturities greater than three months	—	(195,025)
Changes in other short-term debt, net	(166,800)	61,500
Cash dividend payments on common stock	(30,191)	(27,935)
Other	(1,521)	(1,623)
Cash used in financing activities	(32,995)	(63,083)
Increase in cash, cash equivalents and restricted cash	2,261	3,975
Cash, cash equivalents and restricted cash, beginning of period	20,832	15,739
Cash, cash equivalents and restricted cash, end of period	$23,093	$19,714

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$21,270	$21,285
Income taxes paid, net of refunds	3,490	10,910

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
2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2021 Form 10-K. There were no material changes to those accounting policies during the six months ended June 30, 2022 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	June 30,		December 31,
In thousands	2022	2021	2021
NW Natural:
Current:
Unrealized loss on derivatives(1)	$15,918	$3,393	$10,402
Gas costs	48,218	29,486	35,641
Environmental costs(2)	6,975	5,688	6,694
Decoupling(3)	212	1,011	969
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,276	2,345	2,568
Other(5)	12,073	11,618	8,986
Total current	$92,803	$60,672	$72,391
Non-current:
Unrealized loss on derivatives(1)	$9,475	$453	$412
Pension balancing(4)	35,150	40,342	38,302
Income taxes	11,161	13,903	12,609
Pension and other postretirement benefit liabilities	110,548	160,385	116,440
Environmental costs(2)	86,411	85,423	94,636
Gas costs	7,975	5,742	15,477
Decoupling(3)	—	198	—
Other(5)	41,070	24,224	36,663
Total non-current	$301,790	$330,670	$314,539
Other (NW Holdings)	65	40	40
Total non-current - NW Holdings	$301,855	$330,710	$314,579

	Regulatory Liabilities
	June 30,		December 31,
In thousands	2022	2021	2021
NW Natural:
Current:
Gas costs	$1,898	$1,519	$70
Unrealized gain on derivatives(1)	60,652	46,168	48,130
Decoupling(3)	14,242	5,821	4,475
Income taxes	7,318	8,217	8,192
Asset optimization revenue sharing	9,761	39,348	45,124
Other(5)	3,406	2,137	6,290
Total current	$97,277	$103,210	$112,281
Non-current:
Gas costs	$353	$101	$250
Unrealized gain on derivatives(1)	9,121	7,912	10,730
Decoupling(3)	2,557	652	3,412
Income taxes(6)	176,358	182,977	181,404
Accrued asset removal costs(7)	455,794	439,685	445,952
Asset optimization revenue sharing	—	—	1,810
Other(5)	13,760	12,850	13,792
Total non-current - NW Natural	$657,943	$644,177	$657,350
Other (NW Holdings)	982	869	982
Total non-current - NW Holdings	$658,925	$645,046	$658,332
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

We believe all costs incurred and deferred at June 30, 2022 are prudent. All regulatory assets and liabilities are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of June 30, 2022 and 2021 and December 31, 2021:

	June 30,		December 31,
In thousands	2022	2021	2021
Cash and cash equivalents	$17,209	$20,084	$18,559
Restricted cash included in other current assets	12,826	8,226	8,561
Cash, cash equivalents and restricted cash	$30,035	$28,310	$27,120

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of June 30, 2022 and 2021 and December 31, 2021:

	June 30,		December 31,
In thousands	2022	2021	2021
Cash and cash equivalents	$10,267	$11,488	$12,271
Restricted cash included in other current assets	12,826	8,226	8,561
Cash, cash equivalents and restricted cash	$23,093	$19,714	$20,832

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

Allowance for Trade Receivables
The payment term of our NGD receivables is generally 15 days. For these short-term receivables, it is not expected that forecasted economic conditions would significantly affect the loss estimates under stable economic conditions. For extreme situations like a financial crisis, natural disaster, and the economic slowdown caused by the COVID-19 pandemic, we enhanced our review and analysis.

During 2020 and 2021, we considered the significant exposure to COVID-19 related job losses in Oregon and Washington state, and expanded our standard review procedures for our allowance for uncollectible accounts at NW Holdings and NW Natural, including analyzing the unemployment rate and comparing it to historic economic data during the 2007-2009 time period when the country experienced an economic recession. We also considered other qualitative information including recent customer interactions related to payment plans and credit issues, statistics from our website related to credit inquiries, and bill assistance programs including the arrearage management program. For the residential allowance calculation, we continue to consider the funds applied or granted to customers through a variety of assistance programs including the COVID-19 arrearage management programs in Oregon and Washington. During the third quarter of 2021, the collection process for residential accounts resumed. For residential and commercial accounts, we've resumed collection processes and our provision is based on historical write-off trends and current information on delinquent accounts. For industrial accounts, we continue to analyze those accounts on an account-by-account basis with specific reserves taken as necessary. We’ll continue to closely monitor and evaluate our accounts receivable and provision for uncollectible accounts.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool, substantially all of which is related to NW Natural's accounts receivable:

	As of			As of
	December 31, 2021	Six Months Ended June 30, 2022		June 30, 2022
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$1,460	$(142)	$(468)	$850
Commercial	178	52	(110)	120
Industrial	67	110	(27)	150
Accrued unbilled and other	313	18	(95)	236
Total	$2,018	$38	$(700)	$1,356

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

COVID-19 Impact
During 2020, our regulated utilities received approval in their respective jurisdictions to defer certain financial impacts associated with COVID-19 such as bad debt expense, financing costs to secure liquidity, lost revenues related to late fees and reconnection fees, and other COVID-19 related costs, net of offsetting direct expense reductions associated with COVID-19. As of June 30, 2022 and 2021, we had a regulatory asset of approximately $13.4 million and $5.8 million, respectively, for incurred costs associated with COVID-19 that we believe are recoverable.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2022	2021	2022	2021
Net income (loss)	1,715	(724)	57,954	58,793
Average common shares outstanding - basic	34,307	30,664	32,756	30,639
Additional shares for stock-based compensation plans (See Note 8)	45	—	49	32
Average common shares outstanding - diluted	34,352	30,664	32,805	30,671
Earnings (loss) per share of common stock:
Basic	$0.05	$(0.02)	$1.77	$1.92
Diluted	$0.05	$(0.02)	$1.77	$1.92
Additional information:
Anti-dilutive shares	1	48	1	7
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

	Three Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2022
Operating revenues	$184,634	$5,617	$190,251	$4,709	$194,960
Depreciation	27,062	266	27,328	782	28,110
Income (loss) from operations	10,575	3,550	14,125	(586)	13,539
Net income (loss)	157	2,576	2,733	(1,018)	1,715
Capital expenditures	91,122	750	91,872	7,310	99,182
2021
Operating revenues	$139,614	$4,965	$144,579	$4,338	$148,917
Depreciation	27,273	257	27,530	614	28,144
Income (loss) from operations	11,331	2,808	14,139	(1,515)	12,624
Net income (loss)	(1,381)	1,970	589	(1,313)	(724)
Capital expenditures	60,376	693	61,069	3,337	64,406

	Six Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2022
Operating revenues	$526,032	$10,843	$536,875	$8,386	$545,261
Depreciation	54,435	530	54,965	1,574	56,539
Income (loss) from operations	96,238	6,438	102,676	(1,499)	101,177
Net income (loss)	55,547	4,602	60,149	(2,195)	57,954
Capital expenditures	155,402	787	156,189	11,507	167,696
Total assets at June 30, 2022	3,875,237	54,760	3,929,997	170,521	4,100,518
2021
Operating revenues	$440,952	$15,977	$456,929	$7,934	$464,863
Depreciation	54,186	513	54,699	1,542	56,241
Income (loss) from operations	97,818	11,439	109,257	(1,927)	107,330
Net income (loss)	52,544	8,156	60,700	(1,907)	58,793
Capital expenditures	124,368	799	125,167	4,941	130,108
Total assets at June 30, 2021	3,587,966	51,466	3,639,432	144,068	3,783,500
Total assets at December 31, 2021	3,846,112	52,260	3,898,372	166,232	4,064,604

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

The following table presents additional segment information concerning NGD margin:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
NGD margin calculation:
NGD distribution revenues	$179,727	$134,849	$516,214	$431,402
Other regulated services	4,907	4,765	9,818	9,550
Total NGD operating revenues	184,634	139,614	526,032	440,952
Less: NGD cost of gas	79,776	41,249	225,420	153,515
Environmental remediation	2,272	1,509	6,970	5,286
Revenue taxes	8,208	5,650	21,532	18,305
NGD margin	$94,378	$91,206	$272,110	$263,846
5. COMMON STOCK

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the three months ended June 30, 2022, NW Holdings issued and sold 482,200 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $25.1 million, net of fees and commissions paid to agents of $0.4 million. During the six months ended June 30, 2022, NW Holdings issued and sold 678,101 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $35.2 million, net of fees and commissions paid to agents of $0.7 million. As of June 30, 2022, NW Holdings had $146.2 million of equity available for issuance under the program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries, NW Natural and NW Natural Water. Contributions to NW Natural and NW Natural Water will be used for general corporate purposes.

On April 1, 2022, NW Holdings issued and sold 2,875,000 shares of its common stock pursuant to a registration statement on Form S-3 and related prospectus settlement. NW Holdings received net offering proceeds, after deducting the underwriter's discounts and commissions and expenses payable by NW Holdings, of approximately $138.6 million. The proceeds are to be used for general corporate purposes, including repayment of its short-term indebtedness and/or making equity contributions to NW Holdings' subsidiaries, NW Natural, NW Natural Water and NW Natural Renewables. Contributions to NW Natural, NW Natural Water and NW Natural Renewables are to be used for general corporate purposes. Of the contributions received by NW Natural, $130.0 million was used to repay its short-term indebtedness.

6. REVENUE

The following tables present disaggregated revenue:

	Three Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2022
Natural gas sales	$190,041	$—	$190,041	$—	$190,041
Gas storage revenue, net	—	3,039	3,039	—	3,039
Asset management revenue, net	—	1,142	1,142	—	1,142
Appliance retail center revenue	—	1,436	1,436	—	1,436
Other revenue	628	—	628	4,709	5,337
Revenue from contracts with customers	190,669	5,617	196,286	4,709	200,995
Alternative revenue	(10,333)	—	(10,333)	—	(10,333)
Leasing revenue	4,298	—	4,298	—	4,298
Total operating revenues	$184,634	$5,617	$190,251	$4,709	$194,960

2021
Natural gas sales	$123,739	$—	$123,739	$—	$123,739
Gas storage revenue, net	—	2,805	2,805	—	2,805
Asset management revenue, net	—	817	817	—	817
Appliance retail center revenue	—	1,343	1,343	—	1,343
Other revenue	399	—	399	4,338	4,737
Revenue from contracts with customers	124,138	4,965	129,103	4,338	133,441
Alternative revenue	11,083	—	11,083	—	11,083
Leasing revenue	4,393	—	4,393	—	4,393
Total operating revenues	$139,614	$4,965	$144,579	$4,338	$148,917

	Six Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2022
Natural gas sales	$527,337	$—	$527,337	$—	$527,337
Gas storage revenue, net	—	5,796	5,796	—	5,796
Asset management revenue, net	—	1,894	1,894	—	1,894
Appliance retail center revenue	—	3,153	3,153	—	3,153
Other revenue	1,258	—	1,258	8,386	9,644
Revenue from contracts with customers	528,595	10,843	539,438	8,386	547,824
Alternative revenue	(11,160)	—	(11,160)	—	(11,160)
Leasing revenue	8,597	—	8,597	—	8,597
Total operating revenues	$526,032	$10,843	$536,875	$8,386	$545,261

2021
Natural gas sales	$419,822	$—	$419,822	$—	$419,822
Gas storage revenue, net	—	5,300	5,300	—	5,300
Asset management revenue, net	—	7,745	7,745	—	7,745
Appliance retail center revenue	—	2,932	2,932	—	2,932
Other revenue	814	—	814	7,934	8,748
Revenue from contracts with customers	420,636	15,977	436,613	7,934	444,547
Alternative revenue	11,536	—	11,536	—	11,536
Leasing revenue	8,780	—	8,780	—	8,780
Total operating revenues	$440,952	$15,977	$456,929	$7,934	$464,863

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

As of June 30, 2022, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $89.6 million. Of this amount, approximately $10.5 million will be recognized during the remainder of 2022, $18.6 million in 2023, $15.6 million in 2024, $13.5 million in 2025, $9.4 million in 2026 and $22.0 million thereafter. The amounts presented here are calculated using current contracted rates.

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

NW Holdings Other
NW Holdings' primary source of other revenue is providing water and wastewater services to customers. Water and wastewater service revenue is generally recognized over time upon delivery of the water commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the tariffs established in the states we operate. Customer accounts are to be paid in full each month or bi-monthly, and there is no right of return or warranty for services provided.

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

The components of lease revenue at NW Natural were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Lease revenue
Operating leases	$19	$25	$37	$43
Sales-type leases	4,279	4,368	8,560	8,737
Total lease revenue	$4,298	$4,393	$8,597	$8,780

Additionally, lease revenue of $0.1 million was recognized for the three months ended June 30, 2022 and 2021 and lease revenue of $0.3 million was recognized for the six months ended June 30, 2022 and 2021 related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at June 30, 2022 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
Remainder of 2022	$289	$8,460	$8,749
2023	76	16,557	16,633
2024	76	15,867	15,943
2025	67	15,306	15,373
2026	36	14,901	14,937
Thereafter	22	236,820	236,842
Total minimum lease payments	$566	$307,911	$308,477
Less: imputed interest		171,122
Total leases receivable		$136,789

Other (NW Holdings):
Remainder of 2022	$25	$—	$25
2023	51	—	51
2024	52	—	52
2025	53	—	53
2026	56	—	56
Thereafter	914	—	914
Total minimum lease payments	$1,151	$—	$1,151

NW Holdings:
Remainder of 2022	$314	$8,460	$8,774
2023	127	16,557	16,684
2024	128	15,867	15,995
2025	120	15,306	15,426
2026	92	14,901	14,993
Thereafter	936	236,820	237,756
Total minimum lease payments	$1,717	$307,911	$309,628
Less: imputed interest		171,122
Total leases receivable		$136,789

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $4.9 million, $4.5 million and $4.7 million at June 30, 2022 and 2021 and December 31, 2021, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

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

The components of lease expense, a portion of which is capitalized, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
NW Natural:
Operating lease expense	$1,741	$1,710	$3,468	$3,388
Short-term lease expense	$416	$349	$579	$569

Other (NW Holdings):
Operating lease expense	$8	$18	$15	$36

NW Holdings:
Operating lease expense	$1,749	$1,728	$3,483	$3,424
Short-term lease expense	$416	$349	$579	$569

Supplemental balance sheet information related to operating leases as of June 30, 2022 and 2021 and December 31, 2021 is as follows:

In thousands	June 30,		December 31,
	2022	2021	2021
NW Natural:
Operating lease right of use asset	$73,706	$76,211	$74,987

Operating lease liabilities - current liabilities	$1,298	$1,193	$1,273
Operating lease liabilities - non-current liabilities	78,789	80,043	79,431
Total operating lease liabilities	$80,087	$81,236	$80,704

Other (NW Holdings):
Operating lease right of use asset	$48	$83	$62

Operating lease liabilities - non-current liabilities	37	45	37
Operating lease liabilities - current liabilities	$17	$35	$23
Total operating lease liabilities	$54	$80	$60

NW Holdings:
Operating lease right of use asset	$73,754	$76,294	$75,049

Operating lease liabilities - current liabilities	$1,315	$1,228	$1,296
Operating lease liabilities - non-current liabilities	78,826	80,088	79,468
Total operating lease liabilities	$80,141	$81,316	$80,764

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	June 30,		December 31,
	2022	2021	2021
Weighted-average remaining lease term (years)	17.7	18.7	18.2
Weighted-average discount rate	7.2%	7.2%	7.2%

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $6.3 million, $5.0 million and $5.7 million as of June 30, 2022 and 2021 and December 31, 2021, respectively.

Maturities of operating lease liabilities at June 30, 2022 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2022	$3,502	$12	$3,514
2023	7,013	6	7,019
2024	7,150	6	7,156
2025	7,185	6	7,191
2026	7,353	6	7,359
Thereafter	116,431	23	116,454
Total lease payments	148,634	59	148,693
Less: imputed interest	68,547	5	68,552
Total lease obligations	80,087	54	80,141
Less: current obligations	1,298	17	1,315
Long-term lease obligations	$78,789	$37	$78,826

As of June 30, 2022, finance lease liabilities with maturities of less than one year were $0.1 million at NW Natural.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,733	$1,717	$3,466	$3,386
Finance cash flows from finance leases	$307	$134	$382	$678
Right of use assets obtained in exchange for lease obligations
Operating leases	$(14)	$—	$—	$154
Finance leases	$120	$20	$220	$94

Other (NW Holdings):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6	$17	$12	$33

NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,739	$1,734	$3,478	$3,419
Finance cash flows from finance leases	$307	$134	$382	$678
Right of use assets obtained in exchange for lease obligations
Operating leases	$(14)	$—	$—	$154
Finance leases	$120	$20	$220	$94
Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $2.3 million, $1.9 million and $2.1 million at June 30, 2022 and 2021 and at December 31, 2021, respectively.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees and officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2021 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the six months ended June 30, 2022, the final performance factor under the 2020 LTIP was approved and 31,830 performance-based shares were granted under the 2020 LTIP for accounting purposes. As such, NW Natural and other subsidiaries began recognizing compensation expense. In February 2021 and 2022, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2023 and 2024, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of June 30, 2022, and therefore, no expense was recognized for the 2021 and 2022 awards. NW Holdings will calculate the grant date fair value and NW Natural will recognize expense over the remaining service period for each award once the final performance factor has been approved.

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

As of June 30, 2022, there was $0.2 million of unrecognized compensation cost associated with the 2020 LTIP grants, which is expected to be recognized through 2022.

Restricted Stock Units
During the six months ended June 30, 2022, 46,812 RSUs were granted under the LTIP with a weighted-average grant date fair value of $46.60 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. As of June 30, 2022, there was $4.2 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2026.

9. DEBT

Short-Term Debt
At June 30, 2022, NW Holdings and NW Natural had short-term debt outstanding of $222.7 million and $78.7 million, respectively. NW Holdings' short-term debt consisted of $144.0 million of balances outstanding under the credit agreement at NW Holdings and $78.7 million of commercial paper outstanding at NW Natural. The weighted average interest rate on the credit agreement at June 30, 2022 was 2.7% at NW Holdings. The weighted average interest rate of commercial paper at June 30, 2022 was 2.0% at NW Natural. At June 30, 2022, NW Natural's commercial paper had a maximum remaining maturity of 22 days and an average remaining maturity of 13 days.

In June 2021, NW Natural entered into a $100.0 million 364-Day Term Loan Credit Agreement (Term Loan) and borrowed the full amount. All principal and interest under the Term Loan was repaid in December 2021.

Long-Term Debt
At June 30, 2022, NW Holdings and NW Natural had long-term debt outstanding of $1,045.9 million and $986.8 million, respectively, which included $8.0 million and $7.9 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2023 through 2051, interest rates ranging from 2.8% to 7.9%, and a weighted average interest rate of 4.4%.

No long-term debt is scheduled to mature over the next twelve months following June 30, 2022 at NW Natural.

In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a two-year term loan agreement for $35.0 million. The loan was repaid in June 2021 upon its maturity date.

In June 2021, NW Natural Water entered into a five-year term loan credit agreement for $55.0 million and borrowed the full amount. The loan carried an interest rate of 2.3% at June 30, 2022, which is based upon the one-month LIBOR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2022, with a consolidated indebtedness to total capitalization ratio of 52.7%.

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	June 30,		December 31,
In thousands	2022	2021	2021
NW Natural:
Gross long-term debt	$994,700	$924,700	$994,700
Unamortized debt issuance costs	(7,938)	(7,291)	(8,205)
Carrying amount	$986,762	$917,409	$986,495
Estimated fair value(1)	$891,064	$1,043,696	$1,110,741

NW Holdings:
Gross long-term debt	$1,053,912	$983,221	$1,053,241
Unamortized debt issuance costs	(8,031)	(7,446)	(8,309)
Carrying amount	$1,045,881	$975,775	$1,044,932
Estimated fair value(1)	$950,597	$1,104,230	$1,174,500
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

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1,529	$1,714	$47	$56	$3,059	$3,428	$94	$111
Interest cost	3,659	3,342	179	165	7,318	6,685	359	330
Expected return on plan assets	(6,427)	(6,099)	—	—	(12,854)	(12,198)	—	—
Amortization of prior service credit	—	—	(84)	(117)	—	—	(167)	(234)
Amortization of net actuarial loss	3,199	5,500	99	131	6,397	11,001	198	262
Net periodic benefit cost	1,960	4,457	241	235	3,920	8,916	484	469
Amount allocated to construction	(616)	(743)	(17)	(22)	(1,280)	(1,469)	(35)	(43)
Net periodic benefit cost charged to expense	1,344	3,714	224	213	2,640	7,447	449	426
Amortization of regulatory balancing account	1,281	1,281	—	—	4,082	4,082	—	—
Net amount charged to expense	$2,625	$4,995	$224	$213	$6,722	$11,529	$449	$426

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Beginning balance	$(11,207)	$(12,681)	$(11,404)	$(12,902)
Amounts reclassified from AOCL:
Amortization of actuarial losses	268	301	536	602
Total reclassifications before tax	268	301	536	602
Tax benefit	(71)	(80)	(142)	(160)
Total reclassifications for the period	197	221	394	442
Ending balance	$(11,010)	$(12,460)	$(11,010)	$(12,460)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made no cash contributions to its qualified defined benefit pension plans during the six months ended June 30, 2022 compared to $9.6 million for the same period in 2021. NW Natural does not expect to make any plan contributions during the remainder of 2022 as a result of adopting the American Rescue Plan Act.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $5.2 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2022	2021	2022	2021
Income tax at statutory rate (federal)	$460	$(210)	$744	$184
State income tax	161	(48)	219	41
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(62)	21	(62)	21
Other, net	(89)	(40)	(91)	42
Total provision for income taxes	$470	$(277)	$810	$288
Effective income tax rate	21.5%	27.7%	22.9%	32.8%

	Six Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2022	2021	2022	2021
Income tax at statutory rate (federal)	$16,243	$16,598	$16,859	$17,123
State income tax	6,674	7,260	6,803	7,366
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(3,235)	(3,584)	(3,235)	(3,584)
Other, net	(289)	(30)	(294)	(65)
Total provision for income taxes	$19,393	$20,244	$20,133	$20,840
Effective income tax rate	25.1%	25.6%	25.1%	25.6%

The NW Holdings and NW Natural effective income tax rates for the six months ended June 30, 2022 compared to the same period in 2021 changed primarily as a result of changes in pre-tax income. See Note 11 in the 2021 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2020 tax year was completed during the first quarter of 2022. There were no material changes to the return as filed. The 2021 and 2022 tax years are subject to examination under CAP.
12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	June 30,		December 31,
In thousands	2022	2021	2021
NW Natural:
NGD plant in service	$3,782,197	$3,623,092	$3,721,939
NGD construction work in progress	195,118	99,646	135,398
Less: Accumulated depreciation	1,121,444	1,068,603	1,098,715
NGD plant, net	2,855,871	2,654,135	2,758,622
Other plant in service	69,623	66,315	69,332
Other construction work in progress	5,529	5,817	4,971
Less: Accumulated depreciation	21,167	20,140	20,646
Other plant, net	53,985	51,992	53,657
Total property, plant, and equipment, net	$2,909,856	$2,706,127	$2,812,279

Other (NW Holdings):
Other plant in service	$59,718	$50,148	$57,184
Other construction work in progress	17,051	4,774	8,419
Less: Accumulated depreciation	7,944	5,120	6,512
Other plant, net	$68,825	$49,802	$59,091

NW Holdings:
Total property, plant, and equipment, net	$2,978,681	$2,755,929	$2,871,370

NW Natural:
Capital expenditures in accrued liabilities	$44,052	$37,968	$37,537
NW Holdings:
Capital expenditures in accrued liabilities	$45,079	$38,395	$38,333

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

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	June 30,		December 31,	June 30,		December 31,
In thousands	2022	2021	2021	2022	2021	2021
Investments in life insurance policies	$48,735	$47,695	$48,178	$48,735	$47,695	$48,178
Investments in gas reserves, non-current	24,695	29,852	26,608	24,695	29,852	26,608
Investment in unconsolidated affiliates	22,597	30	14,492	8,056	—	—
Total other investments	$96,027	$77,577	$89,278	$81,486	$77,547	$74,786

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2021 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of June 30, 2022. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $5.3 million, $8.8 million, and $6.9 million, which are recorded as liabilities in the June 30, 2022, June 30, 2021, and December 31, 2021 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $4.3 million, $8.4 million, and $5.4 million as of June 30, 2022, June 30, 2021, and December 31, 2021, respectively. See Note 13 in the 2021 Form 10-K.

Investments in Unconsolidated Affiliates
In December 2021, NW Natural Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. In July 2022, NW Natural Water increased its ownership stake in Avion Water to 40.3% for an additional $1.0 million. Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 15,000 customer connections and employing 35 people. The carrying value of the equity method investment is $10.4 million higher than the underlying equity in the net assets of the investee at June 30, 2022 due to equity method goodwill. Equity in earnings (loss) of Avion Water is included in other income (expense), net.

In 2020, NW Natural began a partnership with BioCarbN to invest in up to four separate RNG development projects that will access biogas derived from water treatment at Tyson Foods’ processing plants, subject to approval by all parties. During the construction phase of the projects, NW Natural determined it is the primary beneficiary and fully consolidates each entity.

In 2022, commissioning of the first project, Lexington Renewable Energy LLC (Lexington), was completed and NW Natural determined it was no longer the primary beneficiary and deconsolidated the variable interest entity and recorded the investment in Lexington as an equity method investment. NW Natural accounts for its interest in Lexington using the equity method of accounting because NW Natural does not control but has the ability to exercise significant influence over Lexington's operations after commissioning. There was no gain or loss recognized upon deconsolidation. NW Natural determined the fair value of the investment approximated the carrying value which was primarily comprised of cash and property, plant and equipment. As of June 30, 2022, NW Natural had an investment balance in Lexington of $8.1 million. Equity in earnings (loss) of Lexington is included in cost of gas.
14. BUSINESS COMBINATIONS

2022 Business Combinations
During the six months ended June 30, 2022, NWN Water and its subsidiaries completed one acquisition qualifying as a business combination. The fair value of the preliminary consideration transferred was not material and is not significant to NW Holdings' results of operations.

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

As a result of all acquisitions completed, total goodwill was $70.7 million, $69.3 million, and $70.6 million as of June 30, 2022, June 30, 2021, and December 31, 2021, respectively. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	June 30,		December 31,
In thousands	2022	2021	2021
Natural gas (in therms):
Financial	718,965	680,335	618,815
Physical	516,590	419,148	431,628
Foreign exchange	$7,659	$6,477	$6,268

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments, which also represents all derivative instruments at NW Holdings:

	Three Months Ended June 30,
	2022		2021
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(29,332)	$(153)	$16,323	$(45)
Operating revenues (expense)	—	—	—	—
Amounts deferred to regulatory accounts on balance sheet	29,332	153	(16,323)	45
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

	Six Months Ended June 30,
	2022		2021
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$44,453	$(73)	$36,805	$32
Operating revenues (expense)	—	—	(27)	—
Amounts deferred to regulatory accounts on balance sheet	(44,453)	73	(36,782)	(32)
Total gain (loss) in pre-tax earnings	$—	$—	$(4)	$—

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

Realized Gain/Loss
NW Natural realized net gains of $21.2 million and $57.2 million for the three and six months ended June 30, 2022, respectively, from the settlement of natural gas financial derivative contracts, whereas, net gains of $4.2 million and $9.3 million were realized for the three and six months ended June 30, 2021, respectively. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of June 30, 2022 or 2021. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2022 or 2021. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral in the event of a material adverse change.

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

NW Natural's current commodity financial swap and option contracts outstanding reflect unrealized gains of $46.6 million and $54.3 million at June 30, 2022 and 2021. If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $47.8 million and a liability of $3.4 million as of June 30, 2022, an asset of $51.8 million and a liability of $1.6 million as of June 30, 2021, and an asset of $51.8 million and a liability of $3.8 million as of December 31, 2021.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps with financial counterparties. NW Natural utilizes master netting arrangements through International Swaps and Derivatives Association contracts to minimize this risk along with collateral support agreements with counterparties based on their credit ratings. In certain cases, NW Natural may require the posting of collateral, guarantees, or letters of credit from counterparties to maintain its minimum credit requirement standards. See Note 15 in the 2021 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all outstanding derivatives was immaterial to the fair value calculation at June 30, 2022. The net fair value was an asset of $44.4 million, an asset of $50.2 million, and an asset of $48.0 million as of June 30, 2022 and 2021, and December 31, 2021, respectively. No Level 3 inputs were used in our derivative valuations during the six months ended June 30, 2022 and 2021. See Note 2 in the 2021 Form 10-K.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	June 30,		December 31,	June 30,		December 31,
In thousands	2022	2021	2021	2022	2021	2021
Portland Harbor site:
Gasco/Siltronic Sediments	$6,144	$6,658	$7,582	$40,740	$41,652	$42,076
Other Portland Harbor	2,313	2,195	2,592	8,613	6,588	9,570
Gasco/Siltronic Upland site	11,050	12,442	15,711	34,352	38,401	36,215
Front Street site	585	1,219	1,100	868	975	811
Oregon Steel Mills	—	—	—	179	179	179
Total	$20,092	$22,514	$26,985	$84,752	$87,795	$88,851

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

The estimated costs for the various sediment remedy alternatives in the draft EE/CA, for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $46.9 million to $350 million. NW Natural has recorded a liability of $46.9 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in July 2020 and was completed in October 2020. The first year of post-construction monitoring was completed in 2021 and demonstrated that the cap was intact and performing as designed. NW Natural has recognized an additional liability of $1.5 million costs associated with the discovery during construction of World War II-era munitions, design costs, regulatory and permitting issues, and post-construction work.

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

The following table presents information regarding the total regulatory asset deferred:

	June 30,		December 31,
In thousands	2022	2021	2021
Deferred costs and interest (1)	$48,814	$50,604	$45,122
Accrued site liabilities (2)	104,798	110,237	115,773
Insurance proceeds and interest	(60,226)	(69,730)	(59,564)
Total regulatory asset deferral(1)	$93,386	$91,111	$101,331
Current regulatory assets(3)	6,975	5,688	6,694
Long-term regulatory assets(3)	86,411	85,423	94,636
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $47 thousand at June 30, 2022, $72 thousand at June 30, 2021, and $62 thousand at December 31, 2021.
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

17. SUBSEQUENT EVENT

On July 15, 2022, NW Natural entered into a Bond Purchase Agreement between NW Natural and the institutional investors named as purchasers therein (the Bond Purchase Agreement). The Bond Purchase Agreement provides for the issuance of $140.0 million aggregate principal amount of NW Natural's First Mortgage Bonds, 4.78% Series due 2052 (the Bonds). The Bonds are expected to be issued on or about September 30, 2022. The Bonds will bear interest at the rate of 4.78% per annum, payable semi-annually on March 30 and September 30 of each year, commencing March 30, 2023, and will mature on September 30, 2052.The Bonds will be subject to redemption prior to maturity at the option of NW Natural, in whole or in part, (i) at any time prior to March 30, 2052, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest thereon to the date of redemption, and (ii) at any time on and after March 30, 2052, at 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three and six months ended June 30, 2022 and 2021 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2021 Annual Report on Form 10-K, as applicable (2021 Form 10-K).

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

NON-GAAP FINANCIAL MEASURES. In addition to presenting the results of operations and earnings amounts in total, certain financial measures are expressed in cents per share, which are non-GAAP financial measures. All references in this section to earnings per share (EPS) are on the basis of diluted shares. We use such non-GAAP financial measures to analyze our financial performance because we believe they provide useful information to our investors, analysts and creditors in evaluating our financial condition and results of operations. Our non-GAAP financial measures should not be considered a substitute for, or superior to, measures calculated in accordance with U.S. GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than how such measures are calculated in this report, limiting the usefulness of those measures for comparative purposes. A reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (loss) per share of common stock (diluted) - Total	$0.05	$(0.02)	$1.77	$1.92
Diluted earnings (loss) per share - NGD segment(1)	—	(0.05)	1.70	1.71
Diluted earnings per share - NW Holdings - other(1)	0.05	0.03	0.07	0.21
(1) Non-GAAP financial measure

EXECUTIVE SUMMARY

Current financial results and highlights include:
•Reported net income of $1.7 million or $0.05 per share (diluted) for the second quarter of 2022, compared to net loss of $0.7 million or $0.02 per share (diluted) in the prior year;
•Reported net income of $58.0 million or $1.77 per share (diluted) for the first six months of 2022, compared to net income of $58.8 million or $1.92 per share (diluted) in the prior year;
•Issued and sold 2.9 million shares of common stock on April 1, 2022;
•Added nearly 10,200 meters during the past twelve months for a growth rate of 1.3% at June 30, 2022;
•Invested more than $165 million in our utility systems in the first six months of 2022 in an effort to achieve greater reliability and resiliency;
•Filed multi-party settlements in the Oregon general rate case; and
•Announced two water and wastewater acquisitions near our existing service territory in Washington state and closed one water acquisition in Texas.

Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended June 30,
	2022		2021		QTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net income (loss)	$1,715	$0.05	$(724)	$(0.02)	$2,439

Key quarter-to-date financial highlights for NW Natural include:

	Three Months Ended June 30,
	2022	2021	QTD
In thousands	Amount	Amount	Change
Consolidated net income	$2,733	$589	$2,144
Natural gas distribution margin	$94,378	$91,206	$3,172

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021.

Consolidated net income increased $2.1 million at NW Natural primarily due to the following factors:
•$3.2 million increase in NGD segment margin driven by customer growth and higher usage by non-decoupled customers; and
•$2.6 million increase in other income (expense), net primarily due to lower pension costs; partially offset by
•$3.9 million increase in operations and maintenance expenses primarily due to higher contract labor, amortization expense related to cloud computing arrangements, and professional service fees; and
•$0.5 million increase in income tax expense primarily due to higher pre-tax income in the current period compared to the prior year.

Consolidated net income increased $2.4 million at NW Holdings primarily due to the following factors:
•$2.1 million increase in consolidated net income at NW Natural as discussed above; and
•$0.3 million increase in other net income primarily reflecting lower business development costs, partially offset by higher interest expense at the holding company.

Key year-to-date financial highlights for NW Holdings include:

	Six Months Ended June 30,
	2022		2021		YTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net income	$57,954	$1.77	$58,793	$1.92	$(839)

Key year-to-date financial highlights for NW Natural include:

	Six Months Ended June 30,
	2022	2021	YTD
In thousands	Amount	Amount	Change
Consolidated net income	$60,149	$60,700	$(551)
Natural gas distribution margin	$272,110	$263,846	$8,264
SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021.
Consolidated net income decreased $0.6 million at NW Natural primarily due to the following factors:
•$8.6 million increase in operations and maintenance expenses due to higher contract labor, information technology costs, amortization expense related to cloud computing arrangements, and professional service fees; and
•$5.4 million decrease in asset management revenue primarily due to the February 2021 cold weather event discussed below that did not recur in the current year; partially offset by
•$8.3 million increase in NGD segment margin driven by customer growth, new rates in Washington, and higher usage by non-decoupled customers; and
•$5.3 million increase in other income (expense), net primarily due to lower pension costs.

Consolidated net income decreased $0.8 million at NW Holdings primarily due to the following factors:
•$0.6 million decrease in consolidated net income at NW Natural as discussed above; and
•$0.3 million decrease in other net income primarily reflecting higher interest expense at the holding company.

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

See the discussion in "Results of Operations", "Regulatory Matters" and "Financial Condition" below for additional detail regarding all significant activity that occurred during the second quarter of 2022.

DIVIDENDS

Dividend highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
Per common share	2022	2021	2022	2021
Dividends paid	$0.4825	$0.4800	$0.9650	$0.9600	$0.0025	$0.0050

In July 2022, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4825 per share. The dividend is payable on August 15, 2022 to shareholders of record on July 29, 2022, reflecting an annual indicated dividend rate of $1.93 per share.

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

NGD segment highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except EPS data	2022	2021	2022	2021
NGD net income (loss)	$157	$(1,381)	$55,547	$52,544	$1,538	$3,003
Diluted EPS - NGD segment	$—	$(0.05)	$1.70	$1.71	$0.05	$(0.01)
Gas sold and delivered (in therms)	268,553	213,714	696,939	644,834	54,839	52,105
NGD margin(1)	$94,378	$91,206	$272,110	$263,846	$3,172	$8,264
(1) See Natural Gas Distribution Margin Table below for additional detail.
THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. The primary factors contributing to the $1.5 million, or $0.05 per share, increase in NGD net income were as follows:
•$3.2 million increase in NGD margin due to:
•$1.5 million increase driven by customer growth; and
•$0.8 million increase due to higher usage from colder weather, net of the loss from the Oregon gas cost incentive sharing mechanism; and
•$0.7 million increase due to new customer rates from the 2021 Washington rate case that went into effect on November 1, 2021.
•$2.7 million increase in other income (expense), net driven by lower pension non-service costs; partially offset by
•$4.1 million increase in NGD operating and maintenance expenses due primarily to higher contract labor, amortization expense related to cloud computing arrangements, and professional service fees; and
•$0.4 million increase in income tax expense primarily due to higher pre-tax income in the current period compared to the prior year.

For the three months ended June 30, 2022, total NGD volumes sold and delivered increased 26% over the same period in 2021 primarily due to 23% colder than average weather in the second quarter of 2022 compared to 40% warmer than average weather in the prior period.
SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. The primary factors contributing to the $3.0 million increase in NGD net income were as follows:
•$8.3 million increase in NGD margin due to:
•$3.6 million increase driven by customer growth;
•$3.0 million increase due to higher usage from colder comparative weather, net of the loss from the Oregon gas cost incentive sharing mechanism; and
•$2.4 million increase due to new customer rates from the 2021 Washington rate case that went into effect on November 1, 2021.
•$5.2 million increase in other income (expense), net driven by lower pension non-service costs; partially offset by
•$8.8 million increase in NGD operations and maintenance expenses due to higher contract labor, amortization expense related to cloud computing arrangements, information technology costs, and professional service fees.
Diluted EPS for the NGD segment decreased $0.01 per share primarily due to a common share issuance on April 1, 2022, partially offset by an increase in NGD net income.

For the six months ended June 30, 2022, total NGD volumes sold and delivered increased 8% over the same period in 2021 primarily due to 2% warmer than average weather in the first six months of 2022 compared to 12% warmer than average weather in the prior period.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended June 30,		Six Months Ended June 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2022	2021	2022	2021	QTD Change	YTD Change
NGD volumes (therms)
Residential and commercial sales	147,447	102,469	441,374	400,291	44,978	41,083
Industrial sales and transportation	121,106	111,245	255,565	244,543	9,861	11,022
Total NGD volumes sold and delivered	268,553	213,714	696,939	644,834	54,839	52,105
Operating Revenues
Residential and commercial sales	$159,792	$120,360	$474,399	$398,944	$39,432	$75,455
Industrial sales and transportation	19,526	14,093	40,799	31,472	5,433	9,327
Other distribution revenues	409	396	1,016	986	13	30
Other regulated services	4,907	4,765	9,818	9,550	142	268
Total operating revenues	184,634	139,614	526,032	440,952	45,020	85,080
Less: Cost of gas	79,776	41,249	225,420	153,515	(38,527)	(71,905)
Less: Environmental remediation expense	2,272	1,509	6,970	5,286	(763)	(1,684)
Less: Revenue taxes	8,208	5,650	21,532	18,305	(2,558)	(3,227)
NGD margin	$94,378	$91,206	$272,110	$263,846	$3,172	$8,264

Margin(1)
Residential and commercial sales	$83,535	$78,900	$246,663	$239,672	$4,635	$6,991
Industrial sales and transportation	8,065	7,407	16,991	16,161	658	830
Gain (loss) from gas cost incentive sharing	(2,518)	(223)	(2,448)	(2,486)	(2,295)	38
Other margin	390	357	1,088	952	33	136
Other regulated services	4,906	4,765	9,816	9,547	141	269
NGD Margin	$94,378	$91,206	$272,110	$263,846	$3,172	$8,264

Degree days(2)
Average(3)	305	305	1,631	1,631	—	—
Actual	374	182	1,591	1,443	105%	10%
Percent colder (warmer) than average weather	23%	(40)%	(2)%	(12)%

	As of June 30,
	2022	2021	Change	Growth
NGD Meters - end of period:
Residential meters	720,537	710,543	9,994	1.4%
Commercial meters	68,827	68,756	71	0.1%
Industrial meters	1,074	980	94	9.6%
Total number of meters	790,438	780,279	10,159	1.3%

(1)    Amounts reported as NGD margin for each category of meters are operating revenues less cost of gas, environmental remediation expense and revenue taxes, subject to earnings test considerations, as applicable.
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

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2022	2021	2022	2021
Volumes (therms)
Residential sales	90,016	61,346	276,345	255,837	28,670	20,508
Commercial sales	57,431	41,123	165,029	144,454	16,308	20,575
Total volumes	147,447	102,469	441,374	400,291	44,978	41,083
Operating revenues
Residential sales	$107,292	$82,310	$324,475	$278,112	$24,982	$46,363
Commercial sales	52,500	38,050	149,924	120,832	14,450	29,092
Total operating revenues	$159,792	$120,360	$474,399	$398,944	$39,432	$75,455
NGD margin
Residential NGD margin	$60,046	$56,926	$179,878	$174,809	$3,120	$5,069
Commercial NGD margin	23,489	21,974	66,785	64,863	1,515	1,922
Total NGD margin	$83,535	$78,900	$246,663	$239,672	$4,635	$6,991

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Residential and commercial margin increased $4.6 million compared to the prior period. The increase was primarily driven by higher usage from non-decoupled customers, 1.4% growth in residential meters, and new customer rates in Washington that took effect on November 1, 2021. Volumes increased 45.0 million therms due to higher usage driven by comparatively colder weather.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Residential and commercial margin increased $7.0 million compared to the prior period. The increase was primarily driven by 1.4% growth in residential meters, new customer rates in Washington that took effect on November 1, 2021, and higher usage from non-decoupled customers. Volumes increased 41.1 million therms due to higher usage driven by comparatively colder weather and higher usage from commercial customers as COVID-19 restrictions and closures were lifted.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2022	2021	2022	2021
Volumes (therms)
Firm and interruptible sales	24,329	20,002	53,189	46,245	4,327	6,944
Firm and interruptible transportation	96,777	91,243	202,376	198,298	5,534	4,078
Total volumes - sales and transportation	121,106	111,245	255,565	244,543	9,861	11,022
NGD margin
Firm and interruptible sales	$3,191	$2,741	$6,890	$6,298	$450	$592
Firm and interruptible transportation	4,874	4,666	10,101	9,863	208	238
Total margin - sales and transportation	$8,065	$7,407	$16,991	$16,161	$658	$830

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Industrial sales and transportation margin increased $0.7 million compared to the prior period. Volumes increased 9.9 million therms primarily due to higher usage from multiple customers, most notably in the light manufacturing and electric manufacturing industries, partially offset by lower usage from customers in the pulp and paper industry.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Industrial sales and transportation margin increased $0.8 million compared to the prior period. Volumes increased 11.0 million therms primarily due to higher usage from multiple customers, most notably in the primary metals and light manufacturing industries, partially offset by lower usage from customers in the plastic manufacturing industry.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2022	2021	2022	2021
Cost of gas	$79,776	$41,249	$225,420	$153,515	$38,527	$71,905
Volumes sold (therms)(1)	171,776	122,471	494,563	446,536	49,305	48,027
Average cost of gas (cents per therm)	$0.46	$0.34	$0.46	$0.34	$0.12	$0.12
Loss from gas cost incentive sharing(2)	$(2,518)	$(223)	$(2,448)	$(2,486)	$(2,295)	$38
(1)This calculation excludes volumes delivered to industrial transportation customers.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2021 Form 10-K.

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Cost of gas increased $38.5 million primarily due to a 35% increase in average cost of gas with the majority of these higher gas costs embedded in the PGA and customer growth. Volumes sold increased 49.3 million therms driven by 23% colder than average weather in the second quarter of 2022 compared to 40% warmer than average weather in the prior period.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Cost of gas increased $71.9 million primarily due to a 35% increase in average cost of gas with the majority of these higher gas costs embedded in the PGA and customer growth. Volumes sold increased 48.0 million therms driven by 2% warmer than average weather in the first six months of 2022 compared to 12% warmer than average weather in the prior period.

Other Regulated Services Margin
Other regulated services margin highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2022	2021	2022	2021
North Mist storage services	$4,857	$4,715	$9,715	$9,431	$142	$284
Other services	49	50	101	116	(1)	(15)
Total other regulated services	$4,906	$4,765	$9,816	$9,547	$141	$269

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Other regulated services margin was relatively flat when compared to the prior period. The North Mist expansion facility did not experience any significant fluctuations in storage service revenue. See Note 7 for information regarding North Mist expansion lease accounting.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Other regulated services margin increased $0.3 million compared to the prior period due to scheduled rate increases in storage service revenue.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except EPS data	2022	2021	2022	2021
NW Natural other - net income	$2,576	$1,970	$4,602	$8,156	$606	$(3,554)
Other NW Holdings activity	(1,018)	(1,313)	(2,195)	(1,907)	295	(288)
NW Holdings other - net income	$1,558	$657	$2,407	$6,249	$901	$(3,842)
Diluted EPS - NW Holdings - other	$0.05	$0.03	$0.07	$0.21	$0.02	$(0.14)

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Other net income increased $0.9 million at NW Holdings and $0.6 million at NW Natural. The increase at NW Natural was primarily due to an increase in asset management revenues. The increase at NW Holdings was driven by the increase at NW Natural and lower business development costs, partially offset by higher interest expense at the holding company.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Other net income decreased $3.6 million at NW Natural and $3.8 million at NW Holdings. The decrease at NW Natural was primarily due to $5.4 million of lower asset management revenue mainly related to the 2021 cold weather event, partially offset by $1.4 million lower income tax expense associated with the lower revenue that did not recur in the current year. The decrease at NW Holdings was driven by the decrease at NW Natural and higher interest expense at the holding company, partially offset by higher net income from our water and wastewater subsidiaries.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2022	2021	2022	2021	Change	Change
NW Natural	$48,879	$44,939	$102,756	$94,126	$3,940	$8,630
Other NW Holdings operations and maintenance	4,296	5,108	7,904	8,112	(812)	(208)
NW Holdings	$53,175	$50,047	$110,660	$102,238	$3,128	$8,422

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Operations and maintenance expense increased $3.1 million at NW Holdings and $3.9 million at NW Natural. The increase at NW Natural was driven by the following:
•$1.5 million increase in contract labor for safety and reliability and contracted support for information technology and corporate projects;
•$0.7 million increase in amortization expense related to cloud computing arrangements; and
•$0.6 million increase in professional service fees.

The $0.8 million decrease in other NW Holdings operations and maintenance expense primarily reflects lower business development costs at the holding company.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Operations and maintenance expense increased $8.4 million at NW Holdings and $8.6 million at NW Natural. The increase at NW Natural was driven by the following:
•$3.7 million increase in contract labor for safety and reliability and contracted support for information technology and corporate projects;
•$1.4 million increase in amortization expense related to cloud computing arrangements;
•$0.9 million increase in professional service fees; and
•$0.9 million increase in information technology maintenance and support.

The $0.2 million decrease in other NW Holdings operations and maintenance expense primarily reflects lower business development costs at the holding company.

Depreciation
Depreciation highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2022	2021	2022	2021	Change	Change
NW Natural	$27,328	$27,530	$54,965	$54,699	$(202)	$266
Other NW Holdings depreciation	782	614	1,574	1,542	168	32
NW Holdings	$28,110	$28,144	$56,539	$56,241	$(34)	$298

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Depreciation expense decreased $34 thousand and $0.2 million at NW Holdings and NW Natural, respectively, primarily due to the amortization of cloud computing arrangements, which are recorded within operations and maintenance expenses beginning in 2022.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Depreciation expense increased $0.3 million at both NW Holdings and NW Natural, respectively, primarily due to additional capital investments in the distribution system, Mist storage, and information technology systems, as well as renovation and construction of resource and operations service centers. The increase was partially offset by the amortization of cloud computing arrangements, which are recorded within operations and maintenance expenses beginning in 2022.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2022	2021	2022	2021	Change	Change
NW Natural other income (expense), net	$17	$(2,566)	$(964)	$(6,231)	$2,583	$5,267
Other NW Holdings activity	209	(31)	236	92	240	144
NW Holdings other income (expense), net	$226	$(2,597)	$(728)	$(6,139)	$2,823	$5,411

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Other income (expense), net changed $2.8 million and $2.6 million at NW Holdings and NW Natural, respectively, primarily due to lower pension non-service costs. Costs related to our defined benefit pension plan for 2022 are expected to decrease compared to the prior year due to changes in assumptions and gains on plan assets. The change at other NW Holdings was driven by the change at NW Natural. Other income (expense), net primarily consists of regulatory interest, pension and other postretirement non-service costs, gains from company-owned life insurance, and donations.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Other income (expense), net changed $5.4 million and $5.3 million at NW Holdings and NW Natural, respectively, primarily due to lower pension non-service costs. Costs related to our defined benefit pension plan for 2022 are expected to decrease compared to the prior year due to changes in assumptions and gains on plan assets. The change at other NW Holdings was driven by the change at NW Natural.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2022	2021	2022	2021	Change	Change
NW Natural	$10,599	$10,696	$21,430	$21,486	$(97)	$(56)
Other NW Holdings interest expense, net	981	332	1,672	668	649	1,004
NW Holdings	$11,580	$11,028	$23,102	$22,154	$552	$948

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Interest expense, net increased $0.6 million at NW Holdings and decreased $0.1 million at NW Natural. Interest expense, net at NW Natural decreased $0.6 million due to higher Allowance for Funds Used During Construction (AFUDC) debt interest income, partially offset by $0.5 million of higher interest expense on short and long-term debt. The increase at NW Holdings is primarily due to higher interest expense on the Holdings' credit facility as a result of higher balances outstanding.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Interest expense, net increased $0.9 million at NW Holdings and decreased $0.1 million at NW Natural. Interest expense, net at NW Natural decreased $1.0 million due to higher AFUDC debt interest income, partially offset by $0.9 million of higher interest expense on short and long-term debt. The increase at NW Holdings is primarily due to higher interest expense on Holdings' credit facility as a result of higher balances outstanding.

Income Tax Expense (Benefit)
Income tax expense (benefit) highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2022	2021	2022	2021	Change	Change
NW Natural income tax expense	$810	$288	$20,133	$20,840	$522	$(707)
NW Holdings income tax expense (benefit)	$470	$(277)	$19,393	$20,244	$747	$(851)

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Income tax expense increased $0.5 million at NW Natural and $0.7 million at NW Holdings. The increase in income tax expense is primarily due to a higher pre-tax income in the current period compared to the prior year.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Income tax expense decreased $0.7 million at NW Natural and $0.9 million at NW Holdings. The decrease in income tax expense is primarily due to a decrease in pre-tax income.

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2021 Form 10-K.
Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At June 30, 2022, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

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

Regulatory Proceeding Updates
2022 OREGON GENERAL RATE CASE. On December 17, 2021, NW Natural filed a request for a general rate case (Rate Case) with the OPUC. On May 31, 2022, NW Natural, the OPUC staff, the Oregon Citizens' Utility Board (CUB), the Alliance of Western Energy Consumers (AWEC), and the Small Business Utility Advocates (SBUA), which comprise some of the parties to the Rate Case, filed a stipulation with the OPUC addressing a number of issues in the Rate Case as well as a second docket, which was consolidated with the Rate Case (Stipulation).

The Stipulation provides for a total revenue requirement increase of $62.65 million over revenues from existing rates, subject to adjustment for capital additions and revenues related to new customers added in the test year and completion of capital projects identified as being placed into service prior to the rate effective date. The revenue requirement is based on the following assumptions:
•Capital structure of 50% common equity and 50% long-term debt;
•Return on equity of 9.4%;
•Cost of capital of 6.836%; and
•Average rate base of $1.77 billion or an increase of $337 million compared to the last rate case.

On June 29, 2022, NW Natural, the OPUC staff, the Oregon CUB, AWEC, and the Coalition of Communities of Color, Climate Solutions, Verde, Columbia Riverkeeper, Oregon Environmental Council, Community Energy Project, and Sierra Club ("Coalition"), which comprise some of the parties to the Rate Case, filed a second stipulation with the OPUC addressing a number of issues in the Rate Case that were not addressed in the first Stipulation ("Second Stipulation" and with the Stipulation, the Stipulations). The Second Stipulation addresses the following:
•Eliminates deposits for new customers;
•Updates to the Oregon low-income energy efficiency program; and
•Addresses recovery of the COVID-19 deferral over two years starting November 1, 2022.

The Stipulations do not address all aspects of the Rate Case. We expect remaining items to be subject to the ongoing regulatory litigation process. The Stipulations are subject to review and approval by the OPUC. For the new rates to be effective, the OPUC must issue an order, which may approve or deny the terms of the Stipulations or be issued under the OPUC's own terms. NW Natural currently expects new rates to take effect November 1, 2022.

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

NW Natural is also hedged between 12% and 50% for annual requirements over the subsequent three gas years, which consists of between 13% and 48% in Oregon and between 0% and 67% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. As the Company plans for the 2022-23 gas year, gas price volatility has remained high with current and forward gas prices increasing substantially in 2022. We will continue to monitor gas prices as we begin to fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the coming winter are included in the Company’s PGA filings in OR and WA which we anticipate filing later this year in September 2022.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of June 30, 2022, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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

Washington ECRM
The ECRM established by the WUTC order effective November 1, 2019 permits NW Natural’s recovery of environmental remediation expenses allocable to Washington customers. These expenses represent 3.32% of costs associated with remediation of sites that historically served both Oregon and Washington customers. The order allows for recovery of past deferred and future prudently incurred remediation costs allocable to Washington through application of insurance proceeds and collections from customers. Prudently incurred costs that were deferred from the initial deferral authorization in February 2011 through June 2019 were fully offset with insurance proceeds, with any remaining insurance proceeds to be amortized over a 10.5 year period. On an annual basis NW Natural will file for a prudence determination and a request to recover remediation expenditures in excess of insurance amortizations in the following year's customer rates. After insurance proceeds are fully amortized, if in a particular year the request to collect deferred amounts exceeds one percent of Washington normalized revenues, then the excess will be collected over three years with interest.

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

COVID-19 DEFERRAL DOCKETS. During 2020, Oregon and Washington approved our applications to defer certain COVID-19 related costs. Costs that may be recoverable include, but are not limited to, the following: personal protective equipment, cleaning supplies and services, bad debt expense, financing costs to secure liquidity, and certain lost revenue, net of offsetting direct expense reductions associated with COVID-19. As of June 30, 2022, we believe that approximately $17.0 million of the financial effects related to COVID-19 are recoverable and deferred to a regulatory asset approximately $13.4 million for incurred costs. In addition, we expect to recognize revenue in a future period for an additional $3.6 million related to forgone late fee revenue.

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

ARREARAGE MANAGEMENT PROGRAMS. As part of the approved term sheets, NW Natural established programs in Oregon and Washington to identify and mitigate residential customer arrearages associated with COVID-19. Under the Washington program, income-eligible customers may receive up to $2,500 per year. In March 2022, the Oregon program was expanded to include additional funding and a low-income focus. Under the Oregon program, NW Natural can provide a one-time grant of up to $1,600 per eligible residential customer. AMP is funded by NW Natural with recovery facilitated through the COVID-19 deferral dockets. As of June 30, 2022, the amount granted and deferred to a regulatory asset related to AMP was $9.0 million of the total funds available of $9.9 million.

LOW INCOME DISCOUNT TARIFF. In July 2022, NW Natural received approval from the OPUC for an income-qualifying residential bill discount program. The income threshold for program participation is at or below 60 percent of Oregon state median income (SMI). The program provides a bill discount for income-qualifying residential customers at four discount tier levels based on household income compared to SMI, with higher discounts given for lower income levels. Participating customers can self-certify their income and household size to qualify for the program directly with NW Natural or their local Community Action Agency. We expect the program will be available for qualifying customers by November 1, 2022. Costs for the bill discount program include simultaneous recovery from all customers. Start-up and administrative costs of the program are authorized to be deferred for later inclusion in rates.

	Total Household Income	Bill Discount Percentage
Tier 0	At or below 15% SMI	40%
Tier 1	16% - 30% of SMI	25%
Tier 2	31% - 45% of SMI	20%
Tier 3	46% - 60% of SMI	15%

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

WATER UTILITIES. In the second quarter of 2022, NWN Water signed two purchase agreements for water utilities, representing approximately 1,400 connections in Washington near its existing Cascadia Water utilities. The acquisitions received approval by the WUTC in July 2022 and are expected to close in August 2022. Also in the second quarter of 2022, NWN Water closed the purchase of a water and wastewater utility, representing approximately 150 combined connections in Texas near its Blue Topaz Utilities. In the first quarter of 2022, NWN Water signed two additional purchase agreements for water utilities, representing approximately 900 connections in Texas also near its existing Blue Topaz Utilities. These applications were filed in the second quarter of 2022 with the PUCT and decisions are expected in late 2022 or 2023. In December 2021, NWN Water agreed to purchase the water and wastewater utilities of Far West Water & Sewer, Inc. located in Arizona. In March 2022, we filed our acquisition application with the Arizona Corporation Commission. In June 2022, Arizona staff recommended approval of the Far West acquisition with the docket awaiting Commission review, which is expected in the third quarter of 2022. The Far West acquisition is expected to close in the fourth quarter of 2022.

For our acquired water utilities, we have been executing general rate cases. In February 2022, the OPUC adopted a comprehensive stipulation in Sunriver Water's rate case with new rates effective May 2022. In January 2022, we filed a general rate case for Suncadia Water and the WUTC allowed rates to go into effect in May 2022 by operation of law.

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

The development of an IRP filing is an extensive and complex process that engages multiple stakeholders in an effort to build a robust and commonly understood analysis. The final product is intended to provide a long-term outlook of the supply-side and demand-side resource and compliance requirements for reliable and low cost natural gas service. The IRP examines and analyses uncertainties in the planning process, including potential changes in governmental and regulatory policies. As a result of the executive order (EO) issued by the governor of Oregon, new regulations and requirements have been developed resulting in a new program known as the Climate Protection Plan. The Washington Department of Ecology is currently undergoing rule-making for the Climate Commitment Act. Both of these policies have the potential to impact long-term resource decisions. NW Natural received approval from both the OPUC and the WUTC to extend the filing of our full IRP until September 23, 2022 due to the implementation of new resource planning optimization software.

PIPELINE SECURITY. In May and July 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain notified owners and operators of natural gas pipeline facilities (including local distribution companies) that TSA has determined to be critical. The first security directive required notified owners/operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second security directive requires notified entities to implement a significant number of specified cyber security controls and processes. The TSA recently released a third security directive, which replaces the second directive. The third security directive provides a framework based on risk and outcome objectives and is effective until July 2023. NW Natural is currently in the process of evaluating and implementing the security directives while ensuring safe and reliable operations. NW Natural is providing frequent updates to the TSA on NW Natural's progress on achieving the security directives. NW Natural filed requests with the OPUC and WUTC to defer the costs associated with complying with the second security directive and plans to seek recovery of these costs in future ratemaking proceedings. As of June 30, 2022, NW Natural has deferred to a regulatory asset $3.1 million of costs incurred and $27.6 million was invested in information technology to date. NW Natural continues to evaluate the potential effect of these directives on our operations and facilities, as well as the potential total cost of implementation, and will continue to monitor for any clarifications or amendments to these directives.

ERP UPGRADE DEFERRALS. In the fourth quarter of 2020, NW Natural filed requests to defer expenses pertaining to a project to upgrade the existing enterprise resource planning (ERP) system with the OPUC and WUTC. A stipulation supported by all parties in the Oregon docket was filed and approved by the OPUC in the third quarter of 2021. Under the settlement agreement, NW Natural can recover 100% of costs incurred up to the $8.55 million estimate of Oregon-allocated costs provided in the docket. For costs that exceed $8.55 million up to $12 million, 80% may be recovered from customers. For costs that exceed $12 million, 50% may be recovered. As of June 30, 2022, NW Natural deferred to a regulatory asset $7.9 million of expenses incurred to date. Approval of the Washington deferral was resolved as part of the most recent general rate case.

Environmental, Legislation and Regulation Matters
There is a growing international and domestic focus on climate change and the contribution of greenhouse gas (GHG) emissions, most notably methane and carbon dioxide, to climate change. In response, there are increasing efforts at the international, federal, state, and local level to regulate GHG emissions. Legislation or other forms of regulation could take a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, incentives or mandates to conserve energy, or use renewable energy sources, tax advantages and other subsidies to support alternative energy sources, a reduction in rate recovery for construction costs related to the installation of new customer services or other new infrastructure investments, mandates for the use of specific fuels or technologies, or promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. These efforts could include legislation, legislative proposals, or new regulations at the federal, state, and local level, as well as private party litigation related to GHG emissions. We recognize certain of our businesses, including our natural gas business, are likely to be affected by current or future regulation seeking to limit GHG emissions.

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

The U.S. Congress has not yet passed any federal climate change legislation, and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the Environmental Protection Agency (EPA) regulates

GHG emissions pursuant to the Clean Air Act. In September 2009, the EPA issued a final rule requiring the annual reporting of greenhouse gas emissions from certain industries, specified large GHG emission sources, and facilities that emit 25,000 metric tons or more of CO2 equivalents per year. NW Natural began reporting emission information in 2011. Under this reporting rule, local natural gas distribution companies like NW Natural are required to report system throughput to the EPA on an annual basis. The EPA also has required additional GHG reporting regulations to which NW Natural is subject, requiring the annual reporting of fugitive emissions from operations. Other federal regulatory agencies, including the Federal Energy Regulatory Commission, are beginning to address greenhouse gas emissions through changes in their regulatory oversight approach and policies.

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

Washington has also enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly beginning on January 1, 2023, resulting in an overall reduction of GHG emissions to 95% below 1990 levels by 2050. The Washington Department of Ecology has been directed to develop rules to create a cap-and-invest program, under which entities, including natural gas and electric utilities, large manufacturing facilities, and transportation and other fuel providers, which are subject to the CCA must either reduce their emissions or obtain allowances and approved offset credits to cover any remaining emissions. These rules are expected by the end of 2022. NW Natural is subject to the CCA and intends to pursue inclusion of CCA compliance costs in rates.

Oregon
On March 10, 2020, the governor of Oregon issued an executive order (EO) establishing GHG emissions reduction goals of at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050 and directed state agencies and commissions to facilitate such GHG emission goals targeting a variety of sources and industries. Although the EO does not specifically direct actions of natural gas distribution businesses, the OPUC is directed to prioritize proceedings and activities that advance decarbonization in the utility sector, mitigate the energy burden experienced by utility customers and ensure system reliability and resource adequacy. The EO also directs other state agencies, including the Oregon Department of Environmental Quality (ODEQ), to cap and reduce GHG emissions from transportation fuels and all other liquid and gaseous fuels, including natural gas, adopt building energy efficiency goals for new building construction, reduce methane gas emissions from landfills and food waste, and submit a proposal for adoption of state goals for carbon sequestration and storage by Oregon’s forest, wetlands and agricultural lands. The OPUC is charged with carrying out the EO to the extent it is consistent with its statutory authority and duties, and in doing so to focus on equitable impacts to low-income customers.

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

Local Jurisdictions and Other Advocacy
In addition to legislative activities at the state level, ballot measures may be proposed by advocacy groups. Some local and county governments in the United States also have been proposing or passing renewable energy resolutions, restrictions, taxes, or fees with advocates seeking to accelerate climate action goals. A number of cities across the country, and several in our service territory are currently considering actions such as limitations or bans on the use of natural gas in new construction or otherwise. For example, in July 2022, the Eugene City Council passed several motions, including one directing the city manager to draft an ordinance that could prohibit the use of natural gas in low rise residential buildings beginning with permits submitted after June of 2023, to allow the Eugene City Council an opportunity to consider one or more draft ordinances or actions, and to hear further from the citizens of Eugene regarding such actions. NW Natural is actively engaged with such cities, local governments, and other advocates, including, among others the cities of Eugene and Milwaukie, Oregon, in our service territory and is working with these communities to help them understand the ways in which the natural gas system, and renewable fuels, can help them meet their decarbonization goals.

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

It is difficult to assess whether building code changes that could make the use of natural gas more expensive for home builders, lower levels of recovery in rates for construction costs related to new customer services, or higher customer bills as compliance costs are included in rates will affect the competitiveness of our business or result in a decline in demand for natural gas. All of these developments could negatively affect our gas utility customer growth. At the same time natural gas utilities will be subject to GHG emissions regulation, we expect that other energy source providers will be subject to similar, or in some cases stricter or more rapid, compliance requirements that are likely to affect their cost and competitiveness relative to natural gas as well. For example, President Biden has announced his intention to have a carbon-free electricity sector by 2035, 15 years before the target date of the CCA or CCP. In June 2021, the State of Oregon enacted HB 2021, a clean electricity bill that requires the state’s two largest investor-owned electric utilities and retail electricity service suppliers to reduce GHG emissions associated with electricity sold to Oregon customers to 100 percent below baseline levels by 2040 with interim steps, including an 80 percent reduction by 2030 and 90 percent reduction by 2035. This bill does not replace the separate renewable portfolio standards previously established in Oregon, which sets requirements for how much of the electricity used in Oregon must come from renewable resources. In Washington, SB 5116, the Clean Energy Transformation Act, requires all electric utilities in Washington to transition to carbon-neutral electricity by 2030 and to 100 percent carbon-free electricity by 2045. We expect that compliance with these and other laws will substantially increase the cost of energy for electric customers in our service territory. We are not able to determine at this time whether increased electricity costs will make natural gas use more or less competitive on a relative basis.

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

Under SB 98, NW Natural is actively working to procure RNG supply for customers and is engaging in longer-term efforts to increase the amount of RNG on our system and explore the development of renewable hydrogen through power to gas. To that end, in 2020 and 2021, NW Natural announced several agreements and investments to procure RNG for its customers. In addition, NW Natural began a partnership with BioCarbN to invest up to an estimated $38 million in four separate RNG development projects that will access biogas derived from water treatment at Tyson Foods’ processing plants, subject to approval by all parties. The first project was commissioned in early 2022 with a second underway and planned to be commissioned in early 2023. To date, NW Natural has signed agreements with options to purchase or develop RNG for utility customers totaling about 3% of NW Natural’s annual sales volume in Oregon.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	June 30,		December 31,
	2022	2021	2021
Common equity	52.1%	48.6%	47.2%
Long-term debt (including current maturities)	47.9	51.4	52.8
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	June 30,		December 31,
	2022	2021	2021
Common equity	54.3%	48.6%	49.8%
Long-term debt (including current maturities)	45.7	51.4	50.2
Total	100.0%	100.0%	100.0%

Including short-term debt balances, as of June 30, 2022 and 2021, and December 31, 2021, NW Holdings' consolidated capital structure included common equity of 47.3%, 43.2% and 39.5%; long-term debt of 43.4%, 42.8% and 44.0%; and short-term debt including current maturities of long-term debt of 9.3%, 14.0% and 16.5%, respectively. As of June 30, 2022 and 2021, and

December 31, 2021, NW Natural's consolidated capital structure included common equity of 52.4%, 43.8%, and 44.2%; long-term debt of 44.1%, 43.2% and 44.7%; and short-term debt including current maturities of long-term debt of 3.5%, 13.0%, and 11.1%, respectively.

Liquidity and Capital Resources
At June 30, 2022 and 2021, NW Holdings had approximately $17.2 million and $20.1 million, and NW Natural had approximately $10.3 million and $11.5 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

NW Natural Holdings and NW Natural continue to monitor interest rates and financing options for all of its businesses. Interest rates have increased in 2022 resulting from actions taken by the U.S. Federal Reserve to increase short-term rates as inflation rates rise. NW Natural recovers interest expense on its long-term debt through its authorized cost of capital and capital.

Equity Issuance
On April 1, 2022, NW Holdings issued and sold 2,875,000 shares of its common stock pursuant to a registration statement on Form S-3 and related prospectus supplement. NW Holdings received net offering proceeds, after deducting the underwriter's discounts and commissions and expenses payable by NW Holdings of approximately $138.6 million. The proceeds are to be used for general corporate purposes, including repayment of its short-term indebtedness and/or making equity contributions to NW Holdings' subsidiaries, NW Natural, NW Natural Water and NW Natural Renewables. Contributions to NW Natural, NW Natural Water and NW Natural Renewables are to be used for general corporate purposes. Of the contributions received by NW Natural, $130.0 million was used to repay its short-term indebtedness.

ATM Equity Program
In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the three months ended June 30, 2022, NW Holdings issued and sold 482,200 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $25.1 million, net of fees and commissions paid to agents of $0.4 million. During the six months ended June 30, 2022, NW Holdings issued and sold 678,101 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $35.2 million, net of fees and commissions paid to agents of $0.7 million. As of June 30, 2022, NW Holdings had $146.2 million of equity available for issuance under the program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries, NW Natural and NW Natural Water. Contributions to NW Natural and NW Natural Water will be used for general corporate purposes.

NW Holdings
For NW Holdings, short-term liquidity is primarily provided by cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities. NW Holdings also has a universal shelf registration statement filed with the SEC for the issuance of debt and equity securities. NW Holdings long-term debt, if any, and equity issuances are primarily used to provide equity contributions to NW Holdings’ operating subsidiaries for operating and capital expenditures and other corporate purposes. From 2022 through 2024, we estimate NW Holdings’ and NW Natural's combined incremental capital needs to be in the range of $600 million to $700 million. NW Holdings has issued more than $170 million of equity through July 2022 and NW Natural entered into a $140 million private placement FMB that we expect to receive the proceeds on September 30, 2022. NW Holdings intends to use raised capital to support NW Natural, NW Natural Water, and NW Natural Renewables operating and capital expenditure programs. NW Holdings' issuance of securities is not subject to regulation by state public utility commissions, but the dividends from NW Natural to NW Holdings are subject to regulatory ring-fencing provisions. NW Holdings guarantees the debt of its wholly-owned subsidiary, NWN Water. See "Long-Term Debt" below for more information regarding NWN Water debt.

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

At June 30, 2022, NW Natural satisfied the ring-fencing provisions described above.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at June 30, 2022. See "Credit Ratings" below and Note 15.

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

At June 30, 2022 and 2021, NW Holdings had short-term debt outstanding of $222.7 million and $240.0 million, respectively. At June 30, 2022 and 2021, NW Natural had short-term debt outstanding of $78.7 million and $198.0 million, respectively. NW Holdings' short-term debt at June 30, 2022 consisted of $144.0 million in revolving credit agreement loans at NW Holdings and $78.7 million of commercial paper outstanding at NW Natural. The weighted average interest rate on the revolving credit agreement at June 30, 2022 was 2.7% at NW Holdings. The weighted average interest rate of commercial paper at June 30, 2022 was 2.0% at NW Natural.

Credit Agreements
NW Holdings
At June 30, 2022, NW Holdings had a $200 million sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million. The maturity date of the agreement is November 3, 2026, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2022 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. At June 30, 2022, June 30, 2021 and December 31, 2021, $144.0 million, $42.0 million and $144.0 million were drawn under the NW Holdings Credit Agreement, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2022 and 2021, with consolidated indebtedness to total capitalization ratios of 52.7% and 56.8%, respectively.

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

NW Holdings had no letters of credit issued and outstanding at June 30, 2022 and 2021.

NW Natural
At June 30, 2022, NW Natural had a sustainability-linked multi-year credit agreement for unsecured revolving loans totaling $400 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million. The maturity date of the agreement is November 3, 2026 with an available extension of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2022 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. NW Natural did not have any outstanding balances drawn under this credit facility at June 30, 2022, June 30, 2021 and December 31, 2021.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at June 30, 2022 or 2021. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at June 30, 2022 and 2021, with consolidated indebtedness to total capitalization ratios of 47.6% and 56.2%, respectively.

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

Long-Term Debt
On July 15, 2022, NW Natural entered into a Bond Purchase Agreement between NW Natural and the institutional investors named as purchasers therein (the Bond Purchase Agreement). The Bond Purchase Agreement provides for the issuance of $140.0 million aggregate principal amount of NW Natural's First Mortgage Bonds, 4.78% Series due 2052 (the Bonds). The

Bonds are expected to be issued on or about September 30, 2022. The Bonds will bear interest at the rate of 4.78% per annum, payable semi-annually on March 30 and September 30 of each year, commencing March 30, 2023, and will mature on September 30, 2052. The Bonds will be subject to redemption prior to maturity at the option of NW Natural, in whole or in part, (i) at any time prior to March 30, 2052, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest thereon to the date of redemption, and (ii) at any time on and after March 30, 2052, at 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption.

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

In June 2021, NW Natural Water entered into a five-year term loan agreement for $55.0 million. The loan carried an interest rate of 2.3% at June 30, 2022, which is based upon the one-month LIBOR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2022, with a consolidated indebtedness to total capitalization ratio of 52.7%.

At June 30, 2022, NW Holdings and NW Natural had long-term debt outstanding of $1,045.9 million and $986.8 million, respectively, which included $8.0 million and $7.9 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2023 through 2051, interest rates ranging from 2.8% to 7.9%, and a weighted average interest rate of 4.4%.

No long-term debt is scheduled to mature over the next twelve months as of June 30, 2022 at NW Natural. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2021 Form 10-K for long-term debt maturing over the next five years.

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of June 30, 2022. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows
Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

	Six Months Ended June 30,
In thousands	2022	2021	YTD Change
NW Natural cash provided by operating activities	$193,436	$189,945	$3,491
NW Holdings cash provided by operating activities	$196,564	$194,281	$2,283

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Cash provided by operating activities increased $2.3 million at NW Holdings and increased $3.5 million at NW Natural. The significant factors contributing to the increase at NW Holdings were as follows:
•$29.6 million decrease in net deferred gas costs as gas costs for the six months ended June 30, 2021 were 27% above the PGA estimates primarily due to the 2021 cold weather event;
•$23.3 million increase in accounts receivable and accrued unbilled revenue resulting from higher balances due to colder weather; and
•$16.5 million increase in NW Natural's decoupling mechanism; partially offset by
•$32.9 million decrease in the regulatory incentive sharing mechanism related to revenues earned from Mist gas storage and asset management activities primarily related to the 2021 cold weather event; and
•$32.0 million increase in asset optimization revenue sharing bill credits to customers.

NW Natural did not make any cash contributions to its qualified defined benefit pension plans during the six months ended June 30, 2022 compared to $9.6 million for the same period in 2021. NW Natural does not expect to make any plan contributions during the remainder of 2022. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 10.

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
Investing Activities

	Six Months Ended June 30,
In thousands	2022	2021	YTD Change
NW Natural cash used in investing activities	$(158,180)	$(122,887)	$(35,293)
NW Holdings cash used in investing activities	$(169,687)	$(127,883)	$(41,804)

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Cash used in investing activities increased $41.8 million at NW Holdings and increased $35.3 million at NW Natural. The increase in cash used in investing activities was primarily due to an increase of $37.6 million and $31.0 million of capital expenditures at NW Holdings and NW Natural, respectively.

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

Financing Activities

	Six Months Ended June 30,
In thousands	2022	2021	YTD Change
NW Natural cash used in financing activities	$(32,995)	$(63,083)	$30,088
NW Holdings cash used in financing activities	$(23,962)	$(73,542)	$49,580

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO JUNE 30, 2021. Cash used in financing activities decreased $49.6 million and $30.1 million at NW Holdings and NW Natural, respectively. The decrease at NW Holdings was attributable to net proceeds from the issuance of common stock and the ATM equity program of $174.1 million, partially offset by changes in debt. The decrease at NW Natural was attributable to cash contributions from NW Holdings of $165.5 million, partially offset by changes in debt.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2021 Form 10-K. At June 30, 2022, NW Natural's total estimated liability related to environmental sites is $104.8 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in the 2021 Form 10-K and Note 16.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. This section describes NW Holdings' and NW Natural's exposure to these risks, as applicable. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the six months ended June 30, 2022. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2021 Form 10-K.

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

There have been no changes in NW Natural's or NW Holdings' internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
04/01/22-04/30/22	—	—	—	—
05/01/22-05/31/22	3,100	50.03	—	—
06/01/22-06/30/22	—	$—	—	—
Total	3,100	$50.03	2,124,528	$16,732,648
(1)During the quarter ended June 30, 2022, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. However, 3,100 shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs. During the quarter ended June 30, 2022, no shares of NW Holdings common stock were accepted as payment for stock option exercises pursuant to the NW Natural Restated Stock Option Plan.
(2)During the quarter ended June 30, 2022, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. In May 2019, we received NW Holdings Board approval to extend the repurchase program through May 2022. Effective August 3, 2022, we received NW Holdings Board approval to extend the repurchase program. Such authorization will continue until the program is used, terminated or replaced. For more information on this program, refer to Note 5 in the 2021 Form 10-K.

ITEM 5. OTHER INFORMATION

The following disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 5.03 of Form 8-K.

Bylaws Amendment
Effective August 3, 2022, the Board of Directors approved the amendment and restatement of NW Holdings’ Amended and Restated Bylaws (Bylaws). In addition to certain ministerial changes, the amendments to the Bylaws generally included the following changes:

•Article II, Sections 1 and 2 of the Bylaws were amended to allow NW Holdings flexibility to hold its annual meeting or any special meeting in the City of Portland, or such other place as determined by the Board of Directors.
•Article II, Section 9 of the Bylaws was amended to clarify that a shareholder must be a shareholder of record to properly bring notice of business to be conducted at the meeting.
•Article II, Section 10 of the Bylaws was amended to include additional procedural and informational requirements for shareholders to nominate director candidates and incorporate provisions related to the Securities and Exchange Commission’s (SEC)’s new universal proxy rules.
•Article VII, Section 1 of the Bylaws was amended to eliminate the requirement that the Board annually elect the President and Secretary, consistent with other officer appointments.

The foregoing description of the amendments to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, which are attached to this Quarterly Report on Form 10-Q as Exhibit 3.1 and are incorporated by reference herein.

The following disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 8.01 of Form 8-K.

Share Repurchase Program
Effective August 3, 2022, NW Holdings’ Board of Directors approved an extension to the Company’s previously authorized share repurchase program for our common stock, under which the Company purchases shares on the open market or through privately negotiated transactions. The Company has Board authorization to repurchase up to an aggregate of 2.8 million shares or up to an aggregate of $100 million. Such authorization will continue until the program is used, terminated or replaced. Since the program’s inception in 2000, the Company has repurchased 2.1 million shares of common stock at a total cost of $83.3 million.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2022

Exhibit Index
Exhibit Number	Document
3.1	Amended and Restated Bylaws of Northwest Natural Holding Company.

3.2	Amended and Restated Bylaws of Northwest Natural Gas Company.

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	August 4, 2022
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	August 4, 2022
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller