Form 10-K
period 2022-12-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2023-02-24
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
NORTHWEST NATURAL HOLDING COMPANY		Yes	☐	No	☒	NORTHWEST NATURAL GAS COMPANY		Yes	☐	No	☒

As of the end of the second quarter of 2022, the aggregate market value of the shares of Common Stock of Northwest Natural Holding Company (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2022) held by non-affiliates was $1,825,498,356.

At February 16, 2023, 35,539,262 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northwest Natural Holding Company's Proxy Statement, to be filed in connection with the 2023 Annual Meeting of Shareholders, are incorporated by reference in Part III.

GLOSSARY OF TERMS AND ABBREVIATIONS

ACC	Arizona Corporation Commission; the entity that regulates NW Holdings' regulated water and wastewater businesses in Arizona with respect to rates and terms of service, among other matters
AFUDC	Allowance for Funds Used During Construction
AOCI / AOCL	Accumulated Other Comprehensive Income (Loss)
AMP	Arrearage Management Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update as issued by the FASB
Average Weather	The 25-year average of heating degree days based on temperatures established in our last Oregon general rate case
Bcf	Billion cubic feet, a volumetric measure of natural gas, where one Bcf is roughly equal to 10 million therms
CAP	Compliance Assurance Process with the Internal Revenue Service
CCA	Climate Commitment Act enacted by the State of Washington
CNG	Compressed Natural Gas
CODM	Chief Operating Decision Maker, which for accounting purposes is defined as an individual or group of individuals responsible for the allocation of resources and assessing the performance of the entity's business units
Core NGD Customers	Residential, commercial, and industrial customers receiving firm service from the Natural Gas Distribution business
Cost of Gas
The delivered cost of natural gas sold to customers, including the cost of gas purchased or withdrawn/produced from storage inventory or reserves, gains and losses from gas commodity hedges, pipeline demand costs, seasonal demand cost balancing adjustments, renewable thermal certificate costs and regulatory gas cost deferrals

CPP	Climate Protection Program established by the Environmental Quality Commission of the Oregon Department of Environmental Quality
Decoupling	A natural gas billing rate mechanism, also referred to as a conservation tariff, which is designed to allow a utility to encourage residential and small commercial customers to conserve energy
Degree Day	The number of degrees that the average outdoor temperature falls below or exceeds a base value in a given period of time
Demand Cost	A component in NGD customer rates representing the cost of securing firm pipeline capacity, whether the capacity is used or not
ECRM	Environmental Cost Recovery Mechanism, a billing rate mechanism for recovering prudently incurred environmental site remediation costs allocable to Washington customers through NGD customer billings
EE/CA	Engineering Evaluation / Cost Analysis
Encana	Encana Oil & Gas (USA) Inc.
Energy Corp	Northwest Energy Corporation, a wholly-owned subsidiary of Northwest Natural Gas Company
EPA	Environmental Protection Agency
EPS	Earnings per share
ERP	Enterprise Resource Planning
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission; the entity regulating interstate storage services offered by the Mist gas storage facility
Firm Service	Natural gas service offered to customers under contracts or rate schedules that will not be disrupted to meet the needs of other customers
FMBs	First Mortgage Bonds
General Rate Case	A periodic filing with state or federal regulators to establish billing rates for utility customers
GHG	Greenhouse gases
GTN	Gas Transmission Northwest, LLC which owns a transmission pipeline serving California and the Pacific Northwest
Interruptible Service	Natural gas service offered to customers (usually large commercial or industrial users) under contracts or rate schedules that allow for interruptions when necessary to meet the needs of firm service customers

Interstate Storage Services	The portion of the Mist gas storage facility not used to serve NGD customers, instead serving utilities, gas marketers, electric generators, and large industrial users
IPUC	Public Utility Commission of Idaho; the entity that regulates NW Holdings' regulated water businesses in Idaho with respect to rates and terms of service, among other matters
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
KB	Kelso-Beaver Pipeline, of which 10% is owned by KB Pipeline Company, a subsidiary of NNG Financial Corporation
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas, the cryogenic liquid form of natural gas. To reach a liquid form at atmospheric pressure, natural gas must be cooled to approximately negative 260 degrees Fahrenheit
LTIP	Long Term Incentive Plan
Moody's	Moody's Investors Service, Inc., credit rating agency
NAV	Net Asset Value
NGD	Natural Gas Distribution, a segment of Northwest Natural Holding Company and Northwest Natural Gas Company that provides regulated natural gas distribution services to residential, commercial, and industrial customers in Oregon and Southwest Washington
NGD Margin	A financial measure used by NW Natural's CODM consisting of NGD operating revenues less the associated cost of gas, revenue taxes, and environmental recoveries
NNG Financial	NNG Financial Corporation, a wholly-owned subsidiary of NW Holdings
NOL	Net Operating Loss
NRD	Natural Resource Damages
NW Holdings	Northwest Natural Holding Company
NW Natural	Northwest Natural Gas Company, a wholly-owned subsidiary of NW Holdings
NW Natural Renewables	NW Natural Renewables Holdings, LLC, a wholly-owned subsidiary of NW Holdings
NWN Energy	NW Natural Energy, LLC, a wholly-owned subsidiary of NW Holdings
NWN Gas Reserves	NWN Gas Reserves LLC, a wholly-owned subsidiary of Energy Corp
NWN Gas Storage	NW Natural Gas Storage, LLC, a wholly-owned subsidiary of NWN Energy
NWN Water	NW Natural Water Company, LLC, a wholly-owned subsidiary of NW Holdings
ODEQ	Oregon Department of Environmental Quality
OPEIU	Office and Professional Employees International Union Local No. 11, AFL-CIO, the Union which represents NW Natural's bargaining unit employees
OPUC	Public Utility Commission of Oregon; the entity that regulates our Oregon natural gas and regulated water businesses with respect to rates and terms of service, among other matters; the OPUC also regulates the Mist gas storage facility's intrastate storage services
PBGC	Pension Benefit Guaranty Corporation
PGA	Purchased Gas Adjustment, a regulatory mechanism primarily used to adjust natural gas customer rates to reflect changes in the forecasted cost of gas and differences between forecasted and actual gas costs from the prior year
PHMSA	U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration
PRP	Potentially Responsible Parties
PUCT	Public Utility Commission of Texas; the entity that regulates NW Holdings' regulated water and wastewater businesses in Texas with respect to rates and terms of service, among other matters
RI/FS	Remedial Investigation / Feasibility Study
RNG	Renewable Natural Gas, a source of natural gas derived from organic materials which may be captured, refined, and distributed on natural gas pipeline systems
RNG Hold Co	NW Natural RNG Holding Company, LLC, a wholly-owned subsidiary of Northwest Natural Gas Company
ROD	Record of Decision
ROE	Return on Equity, a measure of corporate profitability, calculated as net income or loss divided by average common equity. Authorized ROE refers to the equity rate approved by a regulatory agency for use in determining utility revenue requirements
ROR	Rate of Return, a measure of return on utility rate base. Authorized ROR refers to the rate of return approved by a regulatory agency and is generally discussed in the context of ROE and capital structure
RSU	Restricted Stock Unit

RTC	Renewable Thermal Certificate
S&P	Standard & Poor's Financial Services LLC, a credit rating agency and a subsidiary of S&P Global Inc.
Sales Service	Service provided whereby a customer purchases both natural gas commodity supply and transportation from the NGD business
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRRM	Site Remediation and Recovery Mechanism, a billing rate mechanism for recovering prudently incurred environmental site remediation costs allocable to Oregon through NGD customer billings, subject to an earnings test
Therm	The basic unit of natural gas measurement, equal to one hundred thousand British thermal units
Transportation Service	Service provided whereby a customer purchases natural gas directly from a supplier but pays the utility to transport the gas over its distribution system to the customer’s facility
TSA	Transportation Security Administration
U.S. GAAP	Accounting principles generally accepted in the United States of America
WARM	An Oregon billing rate mechanism applied to natural gas residential and commercial customers to adjust for temperature variances from average weather
WUTC	Washington Utilities and Transportation Commission, the entity that regulates our Washington natural gas and regulated water businesses with respect to rates and terms of service, among other matters

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
•future events or performance;
•trends;
•risks;
•uncertainties;
•timing and cyclicality;
•economic conditions, including impacts of inflation and interest rates, recessionary risk, and general economic uncertainty;
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
•growth;
•customer rates;
•pandemic and related illness or quarantine, including COVID-19 and related variants and subvariants, and, economic conditions related thereto or resulting therefrom;
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
•supply chain disruptions;
•costs of compliance, and our ability to include those costs in rates;
•customers bypassing our infrastructure;
•credit exposures;
•uncollectible account amounts;
•rate or regulatory outcomes, recovery or refunds, and the availability of public utility commissions to take action;
•impacts or changes of executive orders, laws, rules and regulations, or legal challenges related thereto, including the Inflation Reduction Act or other energy climate related legislation;
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

NW Natural distributes natural gas to residential, commercial, and industrial customers in Oregon and southwest Washington. NW Natural and its predecessors have supplied gas service to the public since 1859, was incorporated in Oregon in 1910, and began doing business as NW Natural in 1997. NW Natural's natural gas distribution activities are reported in the natural gas distribution (NGD) segment. All other business activities, including certain gas storage activities, water and wastewater businesses, non-regulated renewable natural gas activities and other investments and activities are aggregated and reported as "other" at their respective registrant.

NATURAL GAS DISTRIBUTION (NGD) SEGMENT

Both NW Holdings and NW Natural have one reportable segment, the NGD segment, which is operated by NW Natural. NGD provides natural gas service through approximately 795,000 meters in Oregon and southwest Washington. Approximately 88% of customers are located in Oregon and 12% are located in southwest Washington.

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

The following table presents summary meter information for the NGD segment as of December 31, 2022:

	Number of Meters	% of Volumes	% of Margin
Residential	724,287	38%	65%
Commercial	69,139	23%	25%
Industrial	1,071	39%	7%
Other(1)	N/A	N/A	3%
Total	794,497	100%	100%
(1)     NGD margin is also affected by other items, including miscellaneous revenues, gains or losses from NW Natural's gas cost incentive sharing mechanism, other margin adjustments, and other regulated services.

Generally, residential and commercial customers purchase both their natural gas commodity (gas sales) and natural gas delivery services (transportation services) from the NGD business. Industrial customers also purchase transportation services, but may buy the gas commodity either from NW Natural or directly from a third-party gas marketer or supplier. Gas commodity cost is primarily a pass-through cost to customers; therefore, profit margins are not significantly affected by an industrial customer's decision to purchase gas from NW Natural or from third parties. Industrial and large commercial customers may also select between firm and interruptible service levels, with firm services generally providing higher profit margins compared to interruptible services.

To help manage gas supplies, industrial tariffs are designed to provide some certainty regarding industrial customers' volumes by requiring an annual service election, special rates or possible restrictions for changes between elections, and in some cases, a minimum or maximum volume requirement before changing options.

We estimate natural gas was in approximately 63% of single-family residential homes in NW Natural's service territory in 2022. Customer growth in our region comes mainly from the following sources: single-family housing, both new construction and conversions; multifamily housing new construction; and commercial buildings, both new construction and conversions. Single-family new construction has consistently been our largest source of growth. Continued customer growth is closely tied to consumer preference for natural gas, the comparative price of natural gas to electricity and fuel oil, regulations and building codes permitting the use of natural gas in new construction and conversions, and the economic health of our service territory.

Competitive Conditions
In its service areas, the NGD business has no direct competition from other natural gas distributors. However, it competes with other forms of energy in each customer class. This competition among energy suppliers is based on price, efficiency, reliability, performance, preference, market conditions, building codes, technology, federal, state, and local energy policy, and environmental impacts.

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

Reliability
To support system reliability, the NGD business has developed a risk-based methodology in which it uses a planning standard to serve the highest firm sales demand day in any year with 99% certainty.

The projected maximum design day firm NGD customer sales is approximately 10 million therms. Of this total, the NGD business is currently capable of meeting approximately 50% of the requirements with gas from storage located within or adjacent to its service territory, while the remaining supply requirements would come from gas purchases under firm gas purchase contracts and recall agreements.

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

We believe gas supplies would be sufficient to meet existing NGD firm customer demand in the event of maximum design day weather conditions.

The following table shows the sources of supply projected to be used to satisfy the design day sales for the 2022-23 winter heating season:

Therms in millions	Therms	Percent
Sources of NGD supply:
Firm supply purchases	3.4	34%
Mist underground storage (NGD only)	3.1	30%
Company-owned LNG storage	1.9	19%
Off-system storage contract	0.5	5%
Pipeline segmentation capacity	0.6	6%
Recall agreements	0.4	4%
Peak day citygate deliveries	0.2	2%
Total	10.1	100%

The OPUC and WUTC have Integrated Resource Planning (IRP) processes in which utilities define different future scenarios and corresponding resource and compliance strategies in an effort to evaluate supply and demand resource and compliance requirements, consider uncertainties in the planning process and the need for flexibility to respond to changes, and establish a plan for providing reliable service while meeting carbon compliance obligations within frameworks that emphasize least cost and risk.

NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and the WUTC, respectively, and files updates in Oregon between filings. The OPUC acknowledges NW Natural's action plan, whereas the WUTC provides notice that the IRP has met the requirements of the Washington Administrative Code. OPUC acknowledgment of the IRP does not constitute ratemaking approval of any specific resource acquisition strategy or expenditure. For additional information see Part II, Item 7, "Results of Operations—Regulatory Matters."

Diversity of Supply Sources
NW Natural purchases gas supplies primarily from the Alberta and British Columbia provinces of Canada and multiple receipt points in the U.S. Rocky Mountains to protect against regional supply disruptions and to take advantage of price differentials. For 2022, 60% of gas supply came from Canada, with the balance primarily coming from the U.S. Rocky Mountain region. The extraction of shale gas has increased the availability of gas supplies throughout North America. We believe gas supplies available in the western United States and Canada are adequate to serve NGD customer requirements for the foreseeable future. NW Natural continues to evaluate the long-term supply mix based on projections of gas production and pricing in the U.S. Rocky Mountain region as well as other regions in North America.

NW Natural supplements firm gas supply purchases with gas withdrawals from gas storage facilities, including underground reservoirs and LNG storage facilities. Storage facilities are generally injected with natural gas during the off-peak months in the spring and summer, and the gas is withdrawn for use during peak demand months in the winter.

The following table presents the storage facilities available for NGD business supply:

	Maximum Daily Deliverability (therms in millions)	Designed Storage Capacity (Bcf)
Gas Storage Facilities
Owned Facility
Mist, Oregon (Mist Facility)(1)	3.1	11.7
Mist, Oregon (North Mist Facility)(2)	1.3	4.1
Contracted Facility
Jackson Prairie, Washington(3)	0.5	1.1
LNG Facilities
Owned Facilities
Newport, Oregon	0.6	1.0
Portland, Oregon	1.3	0.6
Total	6.8	18.5
(1)     The Mist gas storage facility has a total maximum daily deliverability of 5.1 million therms and a total designed storage capacity of about 17.5 Bcf, of which 3.1 million therms of daily deliverability and 11.7 Bcf of storage capacity are reserved for NGD business customers.
(2)     The North Mist facility is contracted to exclusively serve Portland General Electric, a local electric utility, and may not be used to serve other NGD customers. See "North Mist Gas Storage Facility" below for more information.
(3)     The storage facility is located near Chehalis, Washington and is contracted from Northwest Pipeline, a subsidiary of The Williams Companies.

The Mist facility serves NGD segment customers and is also used for non-NGD purposes, primarily for contracts with gas storage customers, including utilities and third-party marketers. Under regulatory agreements with the OPUC and WUTC, gas storage at Mist can be developed in advance of NGD customer needs but is subject to recall when needed to serve such customers as their demand increases. When storage capacity is recalled for NGD purposes it becomes part of the NGD segment. In 2022, the NGD business did not recall additional deliverability or associated storage capacity to serve customer needs. The North Mist facility is contracted for the exclusive use of Portland General Electric, a local electric utility, and may not be used to serve other NGD customers. See "North Mist Gas Storage Facility" below.

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

During 2022, a total of 886 million therms were purchased under contracts with durations as follows:

Contract Duration (primary term)	Percent of Purchases
Long-term (one year or longer)	29%
Short-term (more than one month, less than one year)	34
Spot (one month or less)	37
Total	100%

Gas supply contracts are renewed or replaced as they expire. During 2022, there was one supplier that provided 10% of the NGD business gas supply requirements. No other individual supplier provided 10% or more of the NGD business gas supply requirements.

Gas Cost Management
The cost of gas sold to NGD customers primarily consists of the following items, which are included in annual Purchased Gas Adjustment (PGA) rates: gas purchases from suppliers; charges from pipeline companies to transport gas to our distribution system; gas storage costs; gas reserves contracts; gas commodity derivative contracts; and renewable natural gas and its attributes, including renewable thermal certificates (RTCs). We expect that costs to comply with Oregon's Climate Protection Program (CPP) and Washington's Climate Commitment Act (CCA) programs will be included in the cost of gas.

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

NW Natural is focused on taking steps to lower its emissions on behalf of customers by purchasing environmental attributes that are generated by the production of renewable natural gas (RNG). Under Oregon Senate Bill 98, NW Natural can purchase or invest in RNG facilities, which generate these environmental attributes known as Renewable Thermal Certificates (RTCs). The RTCs work like renewable energy certificates, or RECs, used in electricity markets. RTCs are verified and certified by the Midwest Renewable Energy Tracking System (M-RETS). The M-RETS Renewable Thermal Tracking System issues one RTC for every dekatherm of RNG injected into the gas system. NW Natural enters into contracts for the purchase of RNG and RTCs either through periodic request for proposals or through formal offerings or informal requests. See Part II, Item 7, "Results of Operations—Regulatory Matters".

In addition to purchases of RNG, NW Natural is subject to the carbon-reduction requirements of the Oregon CPP and the Washington CCA programs. NW Natural has modeled pathways to compliance with the CPP and CCA in its most recent IRP, which are currently under review by the OPUC and WUTC. While costs associated with each possible compliance pathway differ, we intend to pursue recovery of the costs associated with these programs in rates.

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

NW Natural incurs monthly demand charges related to firm pipeline transportation contracts. These contracts have expiration dates ranging from 2023 to 2061. The largest pipeline agreements are with Northwest Pipeline. NW Natural actively works with Northwest Pipeline and others to renew contracts in advance of expiration to ensure gas transportation capacity is sufficient to meet customer needs.

Rates for interstate pipeline transportation services are established by FERC within the U.S. and by Canadian authorities for services on Canadian pipelines.

Gas Distribution
Safety and the protection of employees, customers, and our communities are, and will remain, top priorities. NW Natural constructs, operates, and maintains its pipeline distribution system and storage operations with the goal of ensuring natural gas is delivered and stored safely, reliably, and efficiently.

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

Natural gas distribution businesses are likely to be subject to greater federal and state regulation in the future. Additional operating and safety regulations from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) are currently under development. In 2016, PHMSA issued a notice of proposed rulemaking titled the "Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments." In 2019, PHMSA issued the first of three portions of the rulemaking which went into effect on July 1, 2020 and includes up to a 15-year timeline for compliance. The second portion of the rule known as the gas gathering rule was issued in late 2021, and final rulemaking titled "The Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments" was issued in August 2022. A Gas Pipeline Leak Detection rule is expected to be issued in 2023. NW Natural intends to continue to work diligently with industry associations as well as federal and state regulators to support the safety of the system and compliance with new laws and regulations. We expect the costs associated with compliance with federal, state, and local laws and regulations to be recovered in rates.

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

North Mist includes a reservoir providing 4.1 Bcf of available storage, an additional compressor station with a contractual capacity of 120,000 dekatherms of gas deliverability per day, no-notice service that can be drawn on rapidly, and a 13-mile pipeline to connect to PGE's Port Westward gas plants in Clatskanie, Oregon.

Upon placement into service in May 2019, the facility was included in rate base under an established tariff schedule with revenues recognized consistent with the schedule. Billing rates are updated annually to the forecasted depreciable asset level and forecasted operating expenses.

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
•5.8 Bcf of the Mist gas storage facility contracted to other utilities and third-party marketers;
•natural gas asset management activities; and
•appliance retail center operations.

Mist Gas Storage
The Mist gas storage facility began operations in 1989. It is a 17.5 Bcf facility with 11.7 Bcf used to provide gas storage for the NGD business. The remaining 5.8 Bcf of the facility is contracted with other utilities and third-party marketers with these results reported in other. In 2022, NW Natural utilized 0.5 Bcf of increased storage capacity realized through reservoir expansion during more than 15 years of delta pressure operations. This change increased the working gas capacity from 17.0 Bcf in 2021 to 17.5 Bcf in 2022.

The overall facility consists of seven depleted natural gas reservoirs, 22 injection and withdrawal wells, a compressor station, dehydration and control equipment, gathering lines, and other related facilities. The capacity at Mist serving other utilities and third-party marketers provides multi-cycle gas storage services to customers in the interstate and intrastate markets. The interstate storage services are offered under a limited jurisdiction blanket certificate issued by FERC. Under NW Natural's interstate storage certificate with FERC, NW Natural is required to file either a petition for rate approval or a cost and revenue study every five years to change or justify maintaining the existing rates for the interstate storage service. Intrastate firm storage services in Oregon are offered under an OPUC-approved rate schedule as an optional service to certain eligible customers. Gas storage revenues from the 5.8 Bcf are derived primarily from firm service customers who provide energy-related services, including natural gas distribution, electric generation, and energy marketing. The Mist facility benefits from limited competition as there are few storage facilities in the Pacific Northwest region. Therefore, NW Natural is able to acquire high-value, multi-year contracts.

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
•NWN Water's equity investment in Avion Water Company, Inc.;
•NW Natural Renewables Holdings, LLC and its non-regulated renewable natural gas activities;
•a minority interest in the Kelso-Beaver Pipeline held by our wholly-owned subsidiary NNG Financial Corporation (NNG Financial); and
•holding company and corporate activities, including business development activities, as well as adjustments made in consolidation.

NW Natural Water
NWN Water currently serves an estimated 155,000 people through approximately 62,500 water and wastewater connections across five states. NWN Water continues to grow though customer additions within or near its service territories, and continues to pursue acquisitions. For recently acquired water utilities, see further discussion about the status of water general rate cases in Part II, Item 7, "Results of Operations—Regulatory Matters—Water General Rate Cases."

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

NW Natural Renewables
NW Natural Renewables is a newly formed non-regulated subsidiary of NW Natural Holdings established to invest in renewable energy through the production and supply of lower-carbon fuels. NW Natural Renewables' first project is with a subsidiary of EDL, a global producer of sustainable distributed energy. In September 2021, a subsidiary of NW Natural Renewables and a subsidiary of EDL executed agreements, whereby the subsidiary of NW Natural Renewables committed $50 million toward the development of two production facilities that are designed to convert landfill waste gases to RNG and connect gas production to existing regional pipeline networks. Testing and commissioning of the production facilities is expected to occur in the spring of 2023. Alongside these development agreements, a subsidiary of NW Natural Renewables and a subsidiary of EDL executed agreements designed to secure a 20-year supply of RNG produced from the facilities for NW Natural Renewables. In 2022, NW Natural Renewables executed a four-year off-take agreement with a counterparty for the near-term RNG production. NW Natural Renewables is currently in discussions with other counterparties to contract the remaining RNG production under long-term contracts.

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

Greenhouse Gas Matters
For information concerning greenhouse gas matters, see Part II, Item 7, “Results of Operations—Environmental Regulation and Legislation Matters.”

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

Employees
At December 31, 2022, our workforce consisted of the following:

NW Natural:
Unionized employees(1)	575
Non-unionized employees	574
Total NW Natural	1,149

Other Entities:
Water and wastewater company employees	105
Other	4
Total other entities	109

Total Employees	1,258
(1)     Members of the Office and Professional Employees International Union (OPEIU) Local No. 11, AFL-CIO.

NW Natural's labor agreement with members of OPEIU covers wages, benefits, and working conditions. In November 2019, NW Natural's unionized employees ratified a collective bargaining agreement that took effect on December 1, 2019 and extends to May 31, 2024, and thereafter from year to year unless either party serves notice of its intent to negotiate modifications to the collective bargaining agreement. During calendar year 2022, NW Natural did not incur any work stoppages (strikes or lockouts), and therefore, experienced zero idle days for the year.

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

As part of our commitment to employee health and safety, we maintain regular training programs, emergency preparedness procedures, and speciﬁc training and procedures to identify hazards and handle high-risk emergency situations. Employees complete classroom instruction and hands-on, scenario-based training at our training facility in Oregon that allows employees to experience realistic situations in a controlled environment. We also host natural gas safety training events for ﬁrst responders, which are designed to prepare those first responders and NW Natural field employees to deliver an integrated, seamless response in the event of an emergency that involves or affects the natural gas system. We navigated, and continue to navigate, the COVID-19 pandemic to help keep people safe. We also implemented a new learning management system that went live in early 2021 and provides more efficiency and flexibility in how we train.

Employee Benefits and Support
To attract employees and meet the needs of our workforce, NW Natural strives to offer competitive compensation and benefits packages to employees. The benefits package options vary depending on type of employee and date of hire. NW Natural continuously looks for ways to support employees’ work-life balance and well-being and this is reflected in physical, mental and financial wellness programs to meet the needs of our employees and help them care for their families. Benefits available to employees during 2022 included, among others: healthcare and other insurance coverages, wellness resources, retirement and savings plans, paid time off programs, and flexible and hybrid work schedules, where possible, employee resource groups, and culture and community-focused resources and opportunities, and employee recognition programs and discounts.

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

Diversity, Equity and Inclusion
We have a longstanding commitment to creating a diverse and inclusive culture that reflects and supports the communities we serve, and believe a diverse, equitable, and inclusive workforce at all levels contributes to long-term success. Our efforts in recruiting, promoting, and retaining diverse talent, building inclusive teams, and creating a culture that embraces differences are at the core of our workforce strategy. To attract diverse candidates, we work with community partners to help promote awareness of job opportunities within diverse communities.

We have employee-led groups that develop programs and activities that build awareness around issues important to their co-workers, families, customers, and our community. Groups include the Diversity, Equity & Inclusion Council, Women's Network, African American, Rainbow Alliance (LGBTQ+), Veterans, Somos Unidos (Latinx), Asian American, and Neurodiversity employee resource groups, Wellness Advisory Committee, and Sustainability and Equity Engagement Team. We also continue to emphasize diversity, equity and inclusion values through employee training and education, including expanded diversity training as part of new hire onboarding and other diversity, equity, and inclusion education that occurs throughout the year. An area of focus going forward is to understand and increase awareness of internal systems and structures that could limit representation and equity for underrepresented employees. To that end, we are working toward revising and refocusing new manager and new hire training to include implicit bias, diversity, equity and inclusion, and anti-racism education.

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

The OPUC and WUTC have general regulatory authority over NW Natural’s gas business in Oregon and Washington. NW Holdings’ regulated water utility businesses are generally regulated by the public utility commission in the state in which a water business is located. These public utility commissions have broad regulatory authority, including: the rates charged to customers; authorized rates of return on rate base, including ROE; the amounts and types of securities that may be issued by our regulated utility companies, like NW Natural; services our regulated utility companies provide and the manner in which they provide them; the nature of investments our utility companies make; deferral and recovery of various expenses, including, but not limited to, pipeline replacement, environmental remediation costs, capital and information technology investments, commodity hedging expense, and certain employee benefit expenses such as pension costs; transactions with affiliated interests; regulatory adjustment mechanisms such as weather adjustment mechanisms, and other matters. The OPUC also regulates actions investors may take with respect to our utility companies, NW Natural and NW Holdings. Similarly, FERC has regulatory authority over NW Natural’s interstate storage services. Expansion of our businesses generally results in regulation by other regulatory authorities. For example, certain of NW Holdings water companies are regulated in Idaho, Texas and Arizona.

The costs that are deemed recoverable in rates and prices regulators allow us to charge for regulated utility service, and the maximum FERC-approved rates FERC authorizes us to charge for interstate storage and related transportation services, are the most significant factors affecting both NW Natural’s and NW Holdings’ financial position, results of operations and liquidity. State utility regulators have the authority to disallow recovery of costs they find imprudently incurred or otherwise disallowed, and rates that regulators allow may be insufficient for recovery of costs we incur. We expect to continue to make expenditures to expand, improve and safely operate our gas and water utility distribution and gas storage systems, and to work toward decarbonizing our gas systems. Regulators can deny recovery of those costs. Furthermore, while each applicable state regulator has established an authorized rate of return for our regulated utility businesses, we may not be able to achieve the earnings level authorized. Moreover, in the normal course of business we may place assets in service or incur higher than expected levels of operating expense before rate cases can be filed to recover those costs (this is commonly referred to as regulatory lag). The failure of any regulatory commission to approve requested rate increases on a timely basis to recover costs or to allow an adequate return could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and liquidity.

As companies with regulated utility businesses, we frequently have dockets open with our regulators. The regulatory proceedings for these dockets typically involve multiple parties, including governmental agencies, consumer, environmental, and other advocacy groups, and other third parties. Each party advocates for the interests that they represent, which may include lower rates, additional regulatory oversight over the company, limitations on growth or phasing out of the gas system, decisions that favor electrification, or advancing other interests. We cannot predict the timing or outcome of these proceedings, or the effects of those outcomes on NW Holdings’ and NW Natural’s results of operations and financial condition.

REGULATION, COMPLIANCE AND TAXING AUTHORITY RISK. NW Holdings and NW Natural are subject to governmental regulation, and compliance with local, state and federal requirements, including taxing requirements, and unforeseen changes in or interpretations of such requirements could affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings and NW Natural are subject to regulation by federal, state and local governmental authorities. We are required to comply with a variety of laws and regulations and to obtain authorizations, permits, approvals and certificates from governmental agencies in various aspects of our business. Significant changes in federal, state, or local governmental leadership can accelerate or amplify changes in existing laws or regulations, or the manner in which they are interpreted or enforced. For instance, the 2020 United States Presidential election resulted in leadership changes in many federal administrative agencies and resulted in a wide range of new policies, executive orders, rules, initiatives and other changes to fiscal, tax, regulation, environmental, climate and other federal policies, many of which have components that affect the energy sector. Similarly, although party leadership in Oregon and Washington did not significantly change in the most recent election, we could continue to face significant legislative, regulatory and other policy changes in the jurisdictions in which we operate. In addition, foreign governments may implement changes to their policies, in response to changes to U.S. policy or otherwise. Although we cannot predict the impact, if any, of these changes to our businesses, they could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations. Until we know what policy changes are made and how those changes impact our businesses and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or will be negatively affected by them.

We cannot predict changes in laws, regulations, interpretations or enforcement or the impact of such changes. Additionally, any failure to comply with existing or new laws and regulations could result in fines, penalties or injunctive measures. For example, under the Energy Policy Act of 2005, the FERC has civil authority under the Natural Gas Act to impose penalties for current violations of nearly $1.5 million per day for each violation. In addition, as the regulatory environment for our businesses increases in complexity, the risk of inadvertent noncompliance may also increase. Changes in regulations, the imposition of additional regulations, and the failure to comply with laws and regulations could negatively influence NW Holdings’ or NW Natural’s operating environment and results of operations.

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

REPUTATIONAL RISKS. Customers', legislators', regulators' and other third parties’ opinions of NW Holdings and NW Natural are affected by many factors, including system and fuel reliability and safety, protection of customer information, rates, actual or perceived effects of our products, media coverage, and public sentiment. To the extent that customers, legislators, or regulators have or develop a negative opinion of our businesses, NW Holdings’ and NW Natural’s financial position, results of operations and cash flows could be adversely affected.

A number of factors can affect customers’, legislators’, regulators’, and other third parties’ perception of us or our business including: service interruptions or safety concerns due to failures of equipment or facilities or from other causes, and our ability to promptly respond to such failures; our ability to safeguard sensitive customer information; the timing and magnitude of rate increases; and volatility of rates. Customers', legislators', and regulators' opinions of us can also be affected by media coverage, including the proliferation of social media, which may include information, whether factual or not, that could damage the perception of natural gas, our brand, or our reputation.

Although we believe that natural gas serves an important role in helping our region reduce GHG emissions and move to a resilient lower-carbon energy system, certain advocacy groups have opposed the use of natural gas as a fuel source altogether and have pursued policies that limit, restrict, or impose additional costs on, the use of natural gas in a variety of contexts. Concerns raised about the use of natural gas include the potential for natural gas explosions or delivery disruptions, methane leakage along production, transportation and delivery systems, and end-use equipment, and contribution of natural gas energy use to GHG emission levels and global warming. Similarly, concerns have also been raised regarding the use of RNG or hydrogen in place of natural gas. In addition, studies and claims by advocacy groups contend that there are detrimental indoor public health effects associated with the use of natural gas, which may also impact public perception. Shifts in public sentiment due to these concerns or others that may be raised may impact further legislative initiatives, regulatory actions, and litigation, as well as behaviors and perceptions of customers, investors, lawmakers, and regulators.

If customers, legislators, regulators, or other third parties have or develop a negative opinion of us and our services, or of natural gas as an energy source generally, this could make it more difficult for us to achieve policy, legislative or regulatory outcomes supportive of our business. Negative opinions could also result in reduced customer growth, sales volumes reductions, increased use of other sources of energy, or difficulties in accessing capital markets. Any of these consequences could adversely affect NW Holdings’ or NW Natural’s financial position, results of operations and cash flows.

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

COVID-19 Risk
PUBLIC HEALTH RISK. The continuation of the novel coronavirus (COVID-19) and the resulting economic conditions, or the emergence of other epidemic or pandemic crises, could materially and adversely affect NW Holdings’ and NW Natural’s business, results of operations, or financial condition.

The novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has resulted in widespread and severe global, national and local economic and societal disruptions. As recovery from the COVID-19 pandemic continues, resurgences or mutations of the virus, could ultimately adversely affect our business by, among other things:
•impacting the health, safety, productivity and availability of our employees and contractors;
•disrupting our access to capital markets or increasing costs of capital affecting our liquidity in the future;
•reducing demand for natural gas, particularly from commercial and industrial customers that are suffering slow-downs or ultimately close completely due to pandemic effects;
•reducing customer growth and new meter additions due to less economic, construction or conversion activity;
•limiting our ability to collect on overdue accounts or disconnect gas service for nonpayment, beyond an amount or period of time acceptable to us;
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
•impacting our or our contractors’ or suppliers’ ability to recruit and retain qualified personnel or otherwise impairing the functioning of our supply chain or ability to rely on third parties or business partners;
•adversely affecting the asset values of NW Natural’s defined benefit pension plan or causing a failure to maintain sustained growth in pension investments over time, increasing our contribution requirements;
•limiting, delaying or curtailing entirely, public utility commissions’ ability to approve or authorize applications or other requests we may make with respect to our regulated businesses;
•increasing volatility in the price of natural gas; and
•creating additional cybersecurity vulnerabilities due to ongoing heavy reliance on remote working.

Additionally, the long-term effects of COVID-19 or other pandemics could create prolonged unfavorable economic conditions, slowed economic growth, inflation, which may continue to rise, or an economic recession that may result in or be accompanied by unprecedented unemployment rates and declines in the value of certain assets, adversely affecting the income and financial resources of many domestic households and businesses. It is unclear whether governmental responses to these conditions will lessen the severity or duration of any economic effects. Our operational and financial results would likely be affected by such economic conditions. Less new housing construction, fewer conversions to natural gas, higher levels of residential foreclosures and vacancies, and personal and business bankruptcies or reduced spending could all negatively affect our financial condition and results of operations.

The ultimate long-term impact of COVID-19 on our business cannot be predicted and will depend on factors beyond our knowledge or control, including resurgences of the pandemic and residual economic effects, actions taken to mitigate its effects, and the extent to which normal economic and operating conditions can continue. Any of these factors could have an adverse effect on our business, outlook, financial condition, and results of operations and cash flows, which could be significant.

Growth and Strategic Risks
STRATEGIC TRANSACTION RISK. NW Holdings’ and NW Natural’s ability to successfully complete strategic transactions, including mergers, acquisitions, combinations, divestitures, joint ventures, business development projects or other strategic transactions is subject to significant risks, including the risk that required regulatory or governmental approvals may not be obtained, risks relating to unknown problems or liabilities or problems or liabilities undisclosed to us, and the risk that for these or other reasons, we may be unable to achieve some or all of the benefits that we anticipate from such transactions, which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations, and cash flows.

From time to time, NW Holdings and NW Natural have pursued and may continue to pursue strategic transactions including mergers, acquisitions, combinations, divestitures, joint ventures, business development projects or other strategic transactions, including, but not limited to, investments in RNG projects on a regulated basis by NW Natural and on a non-regulated basis by NW Holdings, as well as acquisitions by NW Holdings in the water and wastewater sectors. Any such transactions involve substantial risks, including the following:
•such transactions that are contracted for may fail to close for a variety of reasons;

•the result of such transactions may not produce revenues, earnings or cash flow at anticipated levels, which could, among other things, result in the impairment of any investments or goodwill associated with such transactions;
•acquired businesses or assets could have environmental, permitting, or other problems for which contractual protections prove inadequate;
•there may be difficulties in integration or operation costs of new businesses;
•there may exist liabilities that were not disclosed to us, that exceed our estimates, or for which our rights to indemnification from the seller are limited;
•we may be unable to obtain the necessary regulatory or governmental approvals to close a transaction or receive approvals granted subject to terms that are unacceptable to us;
•we may be unable to achieve the anticipated regulatory treatment of any such transaction as part of the transaction approval or subsequent to closing the transaction; or
•we may be unable to avoid a disposition of assets for a price that is less than the book value of those assets.

One or more of these risks could affect NW Holdings’ and NW Natural’s financial condition, results of operations, and cash flows.

BUSINESS DEVELOPMENT RISK. NW Holdings’ and NW Natural’s business development projects may not be successful or may encounter unanticipated obstacles, costs, changes or delays that could result in a project being unsuccessful or becoming impaired, which could negatively impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

Business development projects involve many risks. We are currently engaged in several business development projects, including, but not limited to, several water, wastewater and RNG projects. We may also engage in other business development projects such as investments in additional long-term gas reserves, non-regulated investments in RNG projects, and purchasing, marketing and reselling of RNG and its associated attributes, CNG refueling stations, power to gas or hydrogen projects or other similar projects. Our business development activities are subject to uncertainties and changed circumstances and may not reach the scale expected, be successful or perform as anticipated. Additionally, we may not be able to obtain required governmental permits and approvals to complete our projects in a cost-efficient or timely manner, potentially resulting in delays or abandonment of the projects. We could also experience issues such as: technological challenges; ineffective scalability;failure to achieve expected outcomes; unsuccessful business models; startup and construction delays; construction cost overruns; disputes with contractors; the inability to negotiate acceptable agreements such as rights-of-way, easements, construction, gas supply or other material contracts; changes in customer demand, perception or commitment; public opposition to projects; marketing risk and changes in market regulation, behavior or prices, market volatility or unavailability,including markets for RNG and its associated attributes or other environmental attributes; the inability to receive expected tax or regulatory treatment; and operating cost increases. Additionally, we may be unable to finance our business development projects at acceptable costs or within a scheduled time frame necessary for completing the project. Any of the foregoing risks, if realized, could result in business development efforts failing to produce expected financial results and the project investment becoming impaired, and such failure or impairment could have an adverse effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

JOINT PARTNER RISK. Investing in business development projects through partnerships, joint ventures or other business arrangements affects our ability to manage certain risks and could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

We use joint ventures and other business arrangements to manage and diversify the risks of certain development projects, including NW Natural’s gas reserves agreements and certain RNG projects. NW Holdings or NW Natural currently has and may further acquire or develop part-ownership interests in other projects in the future, including but not limited to, natural gas, water, wastewater, RNG, or hydrogen projects. Under these arrangements, we may not be able to fully direct the management and policies of the business relationships, and other participants in those relationships may act contrary to our interests, including making operational decisions that could negatively affect our costs and liabilities. In addition, other participants may withdraw from the project, divest important assets, become financially distressed or bankrupt, or have economic or other business interests or goals that are inconsistent with ours. We have in the past and may in the future become involved in disputes with our business partners, which could result in additional cost or divert management’s attention.

NW Natural’s gas reserves arrangements, which operate as a hedge backed by physical gas supplies, involve a number of risks, including: gas production that is significantly less than the expected volumes, or no gas volumes; operating costs that are higher than expected; inherent risks of gas production, including disruption to operations or a complete shut-in of the field; and one or more participants in one of these gas reserves arrangements becoming financially insolvent or acting contrary to NW Natural’s interests. For example, while Jonah Energy, the counterparty in NW Natural’s gas reserves arrangement, has recently issued asset-backed notes that are rated by credit agencies, Jonah Energy has previously experienced several credit rating downgrades and did not maintain any credit ratings for much of 2022. Although NW Natural intends to continue monitoring Jonah Energy’s financial condition and take appropriate actions to preserve NW Natural’s interests, it does not control Jonah Energy’s financial condition or continued performance under the gas reserves arrangement. The cost of the original gas reserves venture is currently included in customer rates and additional wells under that arrangement are recovered at specific costs, the occurrence of one or more of these risks could affect NW Natural’s ability to recover this hedge in rates. Further, new gas reserves arrangements have not been approved for inclusion in rates, and regulators may ultimately determine to not include all or a portion of future transactions in rates. The realization of any of these situations could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

CUSTOMER GROWTH RISK. NW Holdings’ and NW Natural’s NGD margin, earnings and cash flow may be negatively affected if we are unable to sustain customer growth rates in our NGD segment.

NW Natural’s NGD margins and earnings growth have largely depended upon the sustained growth of its residential and commercial customer base due, in part, to the new construction housing market, conversions of customers to natural gas from other energy sources and growing commercial use of natural gas. Building codes recently enacted and others under consideration in our territory may have the effect of reducing our natural gas customer growth rate. For example, effective February 1, 2021, building codes in Washington state require new residential homes to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which calculate electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of new home construction incorporating natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. Additionally, the Washington State Building Code Council (SBCC) voted in April 2022 to include updates in the state commercial building energy code that are expected to restrict or eliminate the use of gas space and water heating in new commercial construction. In early November, the SBCC voted to include updates to the state residential building energy code that restrict the use of gas space and water heating in residential construction, with certain exceptions including for natural gas-fired heat pumps and hybrid fuel systems.The SBBC commercial and residential rules are expected to become effective July 1, 2023. Certain jurisdictions in Oregon and the State of Oregon are considering similar measures. While we expect these types of codes to be subject to legal challenge, we cannot predict the outcome of any such challenge. Insufficient customer growth, for economic, political, public perception, policy, or other reasons could adversely affect NW Holdings’ or NW Natural’s utility margin, earnings and cash flows.

RISK OF COMPETITION. Our NGD business is subject to increased competition which could negatively affect NW Holdings’ or NW Natural’s results of operations.

In the residential and commercial markets, NW Natural’s NGD business competes primarily with suppliers of electricity, fuel oil, and propane. In the industrial market, NW Natural competes with suppliers of all forms of energy. Competition among these forms of energy is based on price, efficiency, reliability, performance, market conditions, technology, federal, state and local governmental regulation, actual and perceived environmental impacts, and public perception. Technological improvements such as electric heat pumps, batteries or other alternative technologies, or building code restrictions affecting the ability to use certain gas appliances, could erode NW Natural’s competitive advantage. If natural gas prices are high relative to other energy sources, or if the cost, environmental impact or public perception of such other energy sources improves relative to natural gas, it may negatively affect NW Natural’s ability to secure new customers or retain our existing residential, commercial and industrial customers, which could have a negative impact on our customer growth rate and NW Holdings’ and NW Natural’s results of operations.

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

NW Holdings and NW Natural are subject to all of the risks and hazards inherent in the businesses of gas and RNG transmission, distribution and storage, water distribution, and wastewater services including:
•earthquakes, wildfires, floods, storms, landslides and other severe weather incidents and natural hazards;
•leaks or losses of natural gas or RNG, water or wastewater, or contamination of natural gas, RNG or water by chemicals or compounds, as a result of the malfunction of equipment or facilities or otherwise;
•damages from third parties;
•operator errors;
•negative performance by our storage reservoirs, facilities, or wells that could cause us to fail to meet expected or forecasted operational levels or contractual commitments to our customers or other third parties;
•problems maintaining, or the malfunction of, pipelines, biodigester facilities, wellbores and related equipment and facilities that form a part of the infrastructure that is critical to the operation of our gas and water distribution, wastewater services, RNG and gas storage facilities;
•presence of chemicals or other compounds in RNG or natural gas that could adversely affect the performance of the system or end-use equipment;
•collapse of underground storage reservoirs;
•inadequate supplies of RNG, natural gas or water or contamination of water supplies;
•operating costs that are substantially higher than expected;

•supply chain disruptions, including unexpected price increases, or supply restrictions beyond the control of our suppliers;
•migration of gas through faults in the rock or to some area of the reservoir where existing wells cannot drain the gas effectively, resulting in loss of the gas;
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

These and other operational risks could result in disruption of service, personal injury or loss of human life, damage to and destruction of property and equipment, pollution or other environmental damage, breaches of our contractual commitments, and may result in curtailment or suspension of operations, which in turn could lead to significant costs and lost revenues. Further, because our pipeline, storage and distribution facilities are in or near populated areas, including residential areas, commercial business centers, and industrial sites, any loss of human life or adverse financial outcomes resulting from such events could be significant. We could be subject to lawsuits, claims, and criminal and civil enforcement actions. Additionally, we may not be able to maintain the level or types of insurance we desire, and the insurance coverage we do obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. The occurrence of any operating risks not covered by insurance could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

SAFETY REGULATION RISK. NW Holdings and NW Natural may experience increased federal, state and local regulation of the safety of our systems and operations, which could adversely affect NW Holdings’ or NW Natural’s operating costs and financial results.

The safety and protection of the public, our customers and our employees is and will remain our top priority. We are committed to consistently monitoring, maintaining, and upgrading our distribution systems and storage operations to ensure that RNG, natural gas and water is acquired, stored and delivered safely, reliably and efficiently. Natural gas operators are subject to robust, ongoing federal, state and local regulatory oversight, which intensifies in response to incidents. For example, the 2020 Protecting our Infrastructure of Pipelines and Enhancing Safety Act (PIPES Act) prompted PHSMA to issue three new rulemakings impacting transmission lines, gathering lines, and valve automation in response to past incidents in other parts of the country. Proposed rulemakings planned for 2023 by the Pipeline and Hazardous Materials Safety Administration (PHMSA), include regulations related to the detection and repair of leaks and safety of gas distribution pipelines.

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

We intend to work diligently with industry associations and federal and state regulators to comply with these regulations and other new laws. We expect there to be increased costs associated with compliance, and those costs could be significant. If these costs are not recoverable in our customer rates, they could have a negative impact on NW Holdings’ and NW Natural’s operating costs and financial results.

RELIANCE ON THIRD PARTIES TO SUPPLY NATURAL GAS, RNG AND ENVIRONMENTAL ATTRIBUTES OR CREDITS RISK. NW Natural relies on third parties to supply the natural gas, RNG and environmental attributes or credits in its NGD segment, and limitations on NW Natural’s ability to obtain supplies, or failure to receive expected supplies, could have an adverse impact on NW Holdings’ or NW Natural’s financial results.

NW Natural’s ability to secure natural gas, RNG and environmental attributes or credits depends upon its ability to purchase and receive delivery of them from third parties. NW Natural, and in some cases its suppliers, does not have control over the availability of natural gas, RNG or environmental attributes or credits, competition for those supplies, disruptions in those supplies, priority allocations on transmission pipelines, markets for those supplies, or pricing and other terms related to such supplies. Additionally, third parties on whom NW Natural relies may fail to deliver supplies for which it has contracted. For example, in October, 2018, a 36-inch pipeline near Prince George, British Columbia owned by Enbridge ruptured, disrupting natural gas flows from Canada into Washington while the ruptured pipeline and an adjacent pipeline were assessed and the ruptured pipeline was repaired. Once repaired, pressurization levels for those pipelines were reduced for a significant period of time for assessment and testing. If NW Natural is unable or limited in its ability to obtain natural gas, RNG or environmental attributes or credits from its current suppliers or new sources, it may not be able to meet customers' gas requirements or regulatory or compliance requirements, and would likely incur costs associated with actions necessary to mitigate service disruptions or regulatory compliance, which could significantly and negatively impact NW Holdings’ and NW Natural’s results of operations.

SINGLE TRANSPORTATION PIPELINE RISK. NW Natural relies on a single pipeline company for the transportation of gas to its service territory, a disruption, limitation, or inadequacy of which could adversely impact its ability to meet customers’ gas requirements, which could significantly and negatively impact NW Holdings’ and NW Natural’s results of operations.

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

NW Holdings’ and NW Natural’s ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain diverse, talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new and increasingly diverse employees as our largely older workforce retires. A significant portion of our workforce is currently eligible or will reach retirement eligibility within the next five years, which will require that we attract, train and retain skilled workers to prevent loss of institutional knowledge or skills gaps. We face competition for qualified personnel with specific skillsets. This competition is elevated by the record low unemployment in Oregon and may result in increased pressure on wages or other challenges in recruiting or retaining personnel. Without an appropriately skilled workforce, our ability to provide quality service and meet our regulatory requirements will be challenged and this could negatively impact NW Holdings' and NW Natural’s earnings. Additionally, approximately half of NW Natural workers are represented by the OPEIU Local No. 11 AFL-CIO and are covered by a collective bargaining agreement that extends to May 31, 2024. Disputes with the union representing NW Natural employees over terms and conditions of their agreement, or failure to timely and effectively renegotiate the agreement upon its expiration, could result in instability in our labor relationship or other labor disruptions that could impact the timely delivery of gas and other services from our utility and storage facilities, which could strain relationships with customers and state regulators and cause a loss of revenues. The collective bargaining agreements may also limit our flexibility in dealing with NW Natural’s workforce, and the ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace, which may negatively affect NW Holdings’ and NW Natural’s financial condition and results of operations.

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

ENVIRONMENTAL REGULATION COMPLIANCE RISK. NW Holdings and NW Natural are subject to environmental regulations for our ongoing businesses, compliance with which or failure to comply with, could adversely affect our operations or financial results.

NW Holdings and NW Natural are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local governmental authorities relating to protection of the environment, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and waste, groundwater quality and availability, plant and wildlife protection, the emitting of greenhouse gases, and other aspects of environmental regulation. For example, our natural gas operations are subject to reporting requirements to a number of governmental authorities including, but not limited to, the Environmental Protection Agency (EPA), the Oregon Department of Environmental Quality (ODEQ), and the Washington State Department of Ecology regarding greenhouse gas emissions. We are also required to reduce emissions of GHGs over time in accordance with the Oregon Climate Protection Program and the Washington Climate Commitment Act. These and other current and future additional environmental regulations at the local, state or national level could result in increased compliance costs or additional operating restrictions, which may or may not be recoverable in customer rates, through insurance or otherwise. If these costs are not recoverable, or if these regulations reduce the desirability, availability, or cost-competitiveness of natural gas, they could have an adverse effect on NW Holdings’ or NW Natural’s operations or financial condition. Furthermore, failure to comply with such laws or regulations could subject us to possible enforcement actions, financial liability or litigation, any of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

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

These and other physical changes could result in disruptions to natural gas production and transportation systems potentially increasing the cost of gas and affecting our natural gas businesses’ ability to procure or transport gas to meet customer demand. These changes could also affect our distribution systems resulting in increased maintenance and capital costs, disruption of service, regulatory actions and lower customer satisfaction. Similar disruptions could occur in NW Holdings’ water utility businesses. Additionally, to the extent that climate change adversely impacts the economic health or weather conditions of our service territory directly, it could adversely impact customer demand or our customers ability to pay. Such physical risks could have an adverse effect on NW Holdings’ or NW Natural’s financial condition, results of operations, and cash flows.

PUBLIC PERCEPTION AND POLICY RISK. Changes in public sentiment or public policy with respect to natural gas, including through local, state or federal laws or legislation or other regulation (including ballot initiatives, executive orders or regulatory codes) or litigation, could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

There are a number of international, federal, state, and local legislative, legal, regulatory and other initiatives being proposed and adopted in an attempt to measure, control or limit the effects of global warming and climate change, including greenhouse gas (GHG) emissions such as carbon dioxide, nitrous oxide, and methane. Legislation or other forms of public policy or regulation that aim to reduce GHG emissions at the federal, state, or local level have and could continue to take a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, and incentives or mandates to conserve energy, or use renewable energy sources. Federal, state, or local governments may provide tax advantages and other subsidies to support alternative energy sources, withdraw funding from fossil fuel sources, mandate the use of specific fuels or technologies, prohibit the use of natural gas, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. In 2021, the United States rejoined the Paris Agreement on Climate Change, and the United States Presidential administration has issued executive orders aimed at reducing GHG emissions, has declared climate change a national security priority, and continues to consider a wide range of policies, executive orders, rules, legislation and other initiatives to address climate change. For example, the Inflation Reduction Act of 2022 (IRA), was signed into law in August 2022 and includes a number of energy and climate related provisions including funding for the EPA to improve GHG reporting and enforcement, as well as a methane fee applicable to activities associated with gas production and processing facilities, transmission pipelines and certain storage facilities. The U.S. Congress may also pass federal climate change legislation in the future. Additionally, other federal agencies have taken or are expected to take actions related to climate change. For example, in March 2022, the Securities and Exchange Commission (SEC) proposed new rules relating to the disclosure of a range of climate-related matters, PHMSA is expected to prepare regulations and other actions to limit methane emissions and the Commodities Futures Trading Commission (CFTC) has indicated it intends to take actions related to oversight of climate-related financial risks as pertinent to the derivatives and underlying commodities markets. Similarly, other federal agencies and regulations, including but not limited to the Consumer Products Safety Commission, the U.S. Department of Treasury, Federal Acquisitions Regulations, and others have indicated impending actions related to regulation related to climate change.

At the state level, the State of Washington has enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that provides an overall limit for GHG emissions from major sources in the state that begins on January 1, 2023 and declines yearly to 95% below 1990 levels by 2050. Similarly, in Oregon, in March 2020, the Oregon Governor issued an executive order (EO) establishing GHG emissions reduction goals and directing state agencies and commissions (including the ODEQ and the OPUC) to facilitate such GHG emission goals. In December 2021, the ODEQ concluded its process and issued final cap and reduce rules for the Climate Protection Program (CPP), which became effective January 1, 2022. The CPP outlines GHG emissions reduction goals of 50% by 2035 and 90% by 2050 from a 1990 baseline. NW Natural is subject to both the CCA and CPP. We expect that there will be additional efforts to address climate change in the 2023 legislative sessions in both Oregon and Washington and we cannot predict whether the legislatures will pass any climate related legislation and the potential impact any such legislation may have on the Company. In addition, the State of Washington has enacted and the State of Oregon and some local jurisdictions are considering building codes that could have the effect of disfavoring or disallowing natural gas in residential or commercial new construction or conversions, including locations within our service territory, such as the recent actions by the City of Eugene to disallow gas in new residential construction beginning with permits issued in mid-2023. A number of local and county jurisdictions are also proposing or passing renewable energy resolutions or other measures in an effort to accelerate renewable energy goals.

Such current or future legislation, regulation or other initiatives (including executive orders, ballot initiatives or ordinances) could impose on our natural gas businesses operational requirements or restrictions, additional charges to fund energy efficiency initiatives, or levy a tax based on carbon content. In addition, certain jurisdictions, including San Francisco, Seattle, and New York have enacted measures to ban or discourage the use of new natural gas hookups in residential or other buildings. Other jurisdictions, including several in our service territory, such as the city of Milwaukie, have considered or are currently considering similar restrictions or other measures discouraging the use of natural gas, such as limitations or bans on the use of natural gas in new construction, requiring the conversion of buildings to electric heat, or adopting policies or incentives to encourage the use of electricity in lieu of natural gas. Such restrictions could adversely impact customer growth or usage and could adversely impact our ability to recover costs and maintain reasonable customer rates. In addition, certain cities, local jurisdictions and private parties have initiated lawsuits against companies related to climate change impacts, GHG emissions or climate-related disclosures. While NW Natural has not been subject to such litigation to date, such climate-related claims or actions could be costly to defend and could negatively impact our business, reputation, financial condition, and results of operations.

NW Natural believes natural gas has an important role in moving the Pacific Northwest to a low carbon future, and to that end is developing programs and measures to reduce carbon emissions. However, NW Natural’s efforts may not happen quickly enough to keep pace with legislation or other regulation, legal changes or public sentiment, or may be more costly or not be as effective as expected. Any of these initiatives, or our unsuccessful response to them, could result in us incurring additional costs to comply with the imposed policies, regulations, restrictions or programs, provide a cost or other competitive advantage to energy sources other than natural gas, reduce demand for natural gas, restrict our customer growth, impose costs or restrictions on end users of natural gas, impact the prices we charge our customers, increase the likelihood of litigation, impose increased costs on us associated with the adoption of new infrastructure and technology to respond to such requirements which may or may not be recoverable in customer rates, and could negatively impact public perception of our services or products that negatively diminishes the value of our brand, all of which could adversely affect NW Holdings’ or NW Natural’s business operations, financial condition and results of operations.

Business Continuity and Technology Risks
BUSINESS CONTINUITY RISK. NW Holdings and NW Natural may be adversely impacted by local or national disasters, political unrest, terrorist activities, cyber-attacks or data breaches, and other extreme events to which we may not be able to promptly respond, which could adversely affect NW Holdings’ or NW Natural’s operations or financial condition.

Local or national disasters, political unrest, terrorist activities, cyber-attacks and data breaches, and other extreme events are a threat to our assets and operations. Companies in critical infrastructure industries may face a heightened risk due to being the target of, and having heightened exposure to, acts of terrorism or sabotage, including physical and security breaches of our physical infrastructure and information technology systems in the form of cyber-attacks or other forms of attacks. These attacks could, among other things, target or impact our technology or mechanical systems that operate our distribution, transmission or storage facilities and result in a disruption in our operations, damage to our system and inability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of RNG, natural gas or other necessary commodities that could affect our operations. Threatened or actual national disasters or terrorist activities may also disrupt capital or bank markets and our ability to raise capital or obtain debt financing, or impact our suppliers or our customers directly. Local disaster or civil unrest could result in disruption of our infrastructure or part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. A slow or inadequate response to events may have an adverse impact on our operations and earnings. We may not be able to maintain sufficient insurance to cover all risks associated with local and national disasters, terrorist activities, cyber-attacks and other attacks or events. Additionally, large scale natural disasters or terrorist attacks could destabilize the insurance industry making the insurance we do have unavailable, which could increase the risk that an event could adversely affect NW Holdings’ or NW Natural’s operations or financial results.

RELIANCE ON TECHNOLOGY RISK. NW Holdings’ and NW Natural’s efforts to integrate, consolidate and streamline each of their operations has resulted in increased reliance on technology, the failure of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings and NW Natural have undertaken a variety of initiatives to integrate, standardize, centralize and streamline operations. These efforts have resulted in greater reliance on technological tools such as, at NW Natural: an enterprise resource planning system, a digital dispatch system, an automated meter reading system, a web-based ordering and tracking system, and other similar technological tools and initiatives. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes in a cost-effective manner and to offer, on a timely basis, services that meet customer demands and evolving industry standards. New technologies may emerge that could be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures to remain competitive. We continue to implement technology to improve our business processes and customer interactions. In addition, our various existing information technology systems require periodic modifications, upgrades and/or replacement. For example, NW Natural has recently implemented upgrades to its SAP system and intends to replace its customer information system in the near future.

There are various risks associated with these systems in addition to upgrades and replacements, including hardware and software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, programming mistakes and other inadvertent errors or deliberate human acts. In addition, we are dependent on a continuing flow of important components and appropriately skilled individuals to maintain and upgrade our information technology systems. Our suppliers have faced disruptions due to COVID-19 and may face additional production or import delays due to natural disasters, strikes, lock-outs, political unrest, pandemics (including COVID-19) or other such circumstances. Technology services provided by third-parties also could be disrupted due to events and circumstances beyond our control which could adversely impact our business, financial condition and results of operations.

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

Although we take precautions to protect our technology systems and are not aware of any material security breaches to date, there is no guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems, including our industrial controls and other information technology systems, are adequate to safeguard against all security breaches or other cyberattacks. Additionally, the facilities and systems of clients, suppliers and third party service providers also could be vulnerable to cyber risks and attacks, and such third party systems may be interconnected to our systems. Therefore, an event caused by cyberattacks or other malicious act at an interconnected third party could impact our business and facilities similarly. As these potential cyber security attacks become more common and sophisticated, we could be required to incur costs to strengthen our systems or maintain insurance coverage against potential losses. Moreover, a variety of regulatory agencies are increasingly focused on cybersecurity risks, and specifically in critical infrastructure sectors. For example, the Transportation Security Administration (TSA) has published multiple security directives and is currently in the process of implementing formal rules mandating cybersecurity actions for critical pipeline owners and operators. Failure to timely and effectively meet the requirements of these directives or other cybersecurity regulations could result in fines or other penalties. We are continuing to evaluate the potential costs of implementation of these directives, and there is no assurance that we will be able to continue to recover in rates costs associated with such compliance.

In addition, our businesses could experience breaches of security pertaining to sensitive customer, employee, and vendor information maintained by us in the normal course of business, which could adversely affect our reputation, diminish customer confidence, disrupt operations, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation. All of these risks could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

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

Until NW Natural closed the pension plans to new hires, which for non-union employees was in 2006 and for union employees was in 2009, it provided pension plans and postretirement healthcare benefits to eligible full-time utility employees and retirees. Approximately 30% of NW Natural’s current utility employees were hired prior to these dates, and therefore remain eligible for these plans. Other businesses we acquire may also have pension plans. The costs to NW Natural, or the other applicable businesses we may acquire, for providing such benefits is subject to change in the market value of the pension assets, changes in employee demographics including longer life expectancies, increases in healthcare costs, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used to calculate our future pension and postretirement healthcare expenses may differ materially from actual results due to significant market fluctuations and changing withdrawal rates, wage rates, interest rates and other factors. These differences may result in an adverse impact on the amount of pension contributions, pension expense or other postretirement benefit costs recorded in future periods. Sustained declines in equity markets and reductions in bond rates may have a material adverse effect on the value of the pension fund assets and liabilities. In these circumstances, NW Natural may be required to recognize increased contributions and pension expense earlier than it had planned to the extent that the value of pension assets is less than the total anticipated liability under the plans, which could have a negative impact on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

HEDGING RISK. NW Holdings’ and NW Natural’s risk management policies and hedging activities cannot eliminate the risk of commodity price movements and other financial market risks, and hedging activities may expose us to additional liabilities for which rate recovery may be disallowed, which could result in an adverse impact on NW Holdings’ and NW Natural’s operating revenues, costs, derivative assets and liabilities and operating cash flows.

NW Natural’s gas purchasing requirements expose us to risks of commodity price movements, while NW Holdings’ and NW Natural’s use of debt and equity financing exposes us to interest rate, liquidity and other financial market risks. We attempt to manage these exposures with both financial and physical hedging mechanisms, including NW Natural’s gas reserves transactions which are hedges backed by physical gas supplies and interest rate hedging arrangements at NW Holdings and NWN Water. While we have risk management procedures for hedging in place, they may not always work as planned and cannot entirely eliminate the risks associated with hedging. Additionally, our hedging activities may cause us to incur additional expenses to obtain the hedge. We do not hedge our entire interest rate or commodity cost exposure, and the unhedged exposure will vary over time. Gains or losses experienced through NW Natural’s hedging activities, including carrying costs, generally flow through NW Natural’s PGA mechanism or are recovered in future general rate cases. However, the hedge transactions NW Natural enters into for utility purposes are subject to a prudence review by the OPUC and WUTC, and, if found imprudent, those expenses may be, and have been previously, disallowed, which could have an adverse effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

In addition, our actual business requirements and available resources may vary from forecasts, which are used as the basis for hedging decisions and could cause our exposure to be more or less than anticipated. Moreover, if NW Natural’s derivative instruments and hedging transactions do not qualify for regulatory deferral and it does not elect hedge accounting treatment under U.S. GAAP, NW Holdings’ or NW Natural’s results of operations and financial condition could be adversely affected.

NW Holdings and NW Natural also have credit-related exposure to derivative counterparties. Counterparties owing NW Holdings, NW Natural or their respective subsidiaries money or physical natural gas commodities could breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements to meet our normal business requirements. In that event, NW Holdings’ or NW Natural’s financial results could be adversely affected. Additionally, under most of NW Natural’s hedging arrangements, any downgrade of its senior unsecured long-term debt credit rating could allow its counterparties to require NW Natural to post cash, a letter of credit or other form of collateral, which would expose NW Natural to additional costs and may trigger significant increases in borrowing from its credit facilities or equity contribution needs from NW Holdings, if the credit rating downgrade is below investment grade. Further, based on current interpretations, each of NW Holdings, NW Natural and NWN Water is not considered a "swap dealer" or "major swap participant" in 2022, so we are exempt from certain requirements under the Dodd-Frank Act. If we are unable to claim this exemption, we could be subject to higher costs for our derivatives activities, and such higher costs could have a negative impact on NW Holdings’ and NW Natural’s operating costs and financial results.

GAS PRICE RISK. Higher natural gas commodity prices and volatility in the price of gas may adversely affect NW Natural’s NGD business, whereas lower gas price volatility may adversely affect NW Natural’s gas storage business, negatively affecting NW Holdings’ and NW Natural’s results of operations and cash flows.

The cost of natural gas is affected by a variety of factors, including weather, changes in demand, the level of production and availability of natural gas supplies, transportation constraints, availability and cost of pipeline capacity, federal, state and local energy and environmental policy, regulation and legislation, natural disasters and other catastrophic events, national and worldwide economic and political conditions, and the price and availability of alternative fuels. In 2021 and 2022 there was increased pricing and volatility in the current and forward gas markets. At NW Natural, the cost we pay for natural gas is generally passed through to customers through an annual PGA rate adjustment. If gas prices were to increase significantly and remain higher, it could raise the cost of energy to NW Natural’s customers, potentially causing those customers to conserve or switch to alternate sources of energy. Sustained significant price increases could also cause new home builders and commercial developers to select alternative energy sources. Decreases in the volume of gas NW Natural sells could reduce NW Holdings or NW Natural’s earnings, and a decline in customers could slow growth in future earnings. Additionally, notwithstanding NW Natural’s current rate structure, higher gas costs could result in increased pressure on the OPUC or the WUTC to seek other means to reduce NW Natural’s rates, which also could adversely affect NW Holdings’ and NW Natural’s results of operations and cash flows.

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

NW Holdings’ and NW Natural’s ability to obtain adequate and cost effective short-term and long-term financing depends on maintaining investment grade credit profiles, perceptions of our business in capital markets, and the existence of liquid and stable financial markets. NW Holdings relies on access to equity and bank markets to finance equity contributions to subsidiaries and other business requirements. NW Natural relies on access to capital and bank markets, including commercial paper and bond markets, to finance its operations, construction expenditures and other business requirements, and to refinance maturing debt that cannot be funded entirely by internal cash flows. Disruptions in capital markets, including but not limited to, pandemics, political unrest, inflationary pressures, recessionary pressures, or rising interest rates could adversely affect our ability to access short-term and long-term financing or refinance maturing indebtedness. Our access to funds under committed credit facilities, which are currently provided by a number of banks, is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions in the bank or capital financing markets as a result of economic uncertainty, changing or increased regulation of the financial sector, or failure of major financial institutions, or disruptions in credit markets, could adversely affect NW Holdings’ and NW Natural’s access to capital and negatively impact our ability to run our businesses, achieve NW Natural’s authorized rate of return, and make strategic investments.

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

We review the carrying value of goodwill annually or whenever events or changes in circumstances indicate that such carrying value may not be recoverable. A goodwill impairment analysis begins with a qualitative analysis of events and circumstances. If the qualitative assessment indicates that the carrying value may be at risk, we will perform a quantitative assessment and recognize a goodwill impairment for any amount in which the fair value of a reporting unit exceeds its fair value. NW Holdings' total goodwill was $149.3 million as of December 31, 2022 and $70.6 million as of December 31, 2021. All of our goodwill is related to water and wastewater acquisitions. There have been no impairments recognized for the water and wastewater acquisitions to date. Any impairment charge taken with respect to our long-lived assets or goodwill could be material and could have a material effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

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

We are exposed to weather risk in our natural gas business, primarily at NW Natural. A majority of NW Natural’s gas volume is driven by gas sales to space heating residential and small commercial customers during the winter heating season. Current NW Natural rates are based on an assumption of average weather. Warmer than average weather typically results in lower gas sales. Colder weather typically results in higher gas sales. Although the effects of warmer or colder weather on utility margin in Oregon are expected to be mitigated through the operation of NW Natural’s weather normalization mechanism, weather variations from normal could adversely affect utility margin because NW Natural may be required to purchase more or less gas at spot rates, which may be higher or lower than the rates assumed in its PGA. Also, a portion of NW Natural’s Oregon residential and commercial customers (usually less than 10%) have opted out of the weather normalization mechanism, and approximately 12% of its customers are located in Washington where it does not have a weather normalization mechanism. These effects could have an adverse effect on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

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
•insufficient water supplies, limitations on or disputes with respect to water rights or supplies, or the inability to secure water rights or supplies at a reasonable cost;
•disruptions to the wastewater collection and treatment process;
•reliance on third parties for water supplies and transportation of such water supplies;
•conservation efforts by customers;
•regulatory and legal requirements, including environmental, health and safety laws and regulations;
•operational risks, including customer and employee safety;
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

NW Holdings’ expansion into the water sector is an important component of its growth strategy. Although NW Holdings expects its water and wastewater utility operations will result in various benefits, including expanding customer bases, providing investment opportunities through infrastructure development and enhancing regulatory relationships within the local communities served, NW Holdings may not be able to realize these or other benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner intended and whether costs to finance the acquisitions and investments will be consistent with expectations, as well as whether investments in the water sector can reach scale in a reasonable period of time. Events outside of our control, including but not limited to regulatory changes or developments, could adversely affect our ability to realize the anticipated benefits from building NW Holdings’ water platform. The integration of newly acquired water businesses, particularly over a noncontiguous geographic regions, may be unpredictable, subject to delays or changed circumstances, and such businesses may not perform in accordance with our expectations. In addition, anticipated costs, level of management’s attention and internal resources to achieve the integration of or operate the acquired businesses may differ significantly from our current estimates resulting in failures or delays in achieving expected returns or performance. If NW Holdings' expectations regarding the financial results of its investments in water operations prove to be inaccurate, it may adversely affect NW Holdings' financial position or results of operations.

Non-Regulated RNG Risks
INVESTMENT RISK. NW Holdings’ expectations with respect to the financial results of its investments in non-regulated RNG investments are based on various assumptions and beliefs that may not prove accurate, resulting in failures or delays in achieving expected returns.

NW Holdings’ expansion into the non-regulated RNG business is an important component of its growth strategy. Although NW Holdings expects this expansion will result in various benefits, including providing cost-effective solutions to decarbonize the utility, commercial, industrial and transportation sectors, NW Holdings may not be able to realize these or other benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the investments can be made at an expected scale, whether the investments can be monetized in the manner intended, and whether costs to finance the investments will be consistent with expectations. Events outside of our control, including but not limited to market or regulatory changes or developments, could adversely affect our ability to realize the anticipated benefits from building NW Holdings’ non-regulated RNG platform. The establishment and growth of a non-regulated RNG business may be unpredictable, subject to uncertainties or changed circumstances, and such business may not perform in accordance with our expectations. In addition, anticipated costs, level of management’s attention and internal resources to achieve the integration of the acquired investments may differ significantly from our current estimates resulting in failures or delays in achieving expected returns or performance. We could additionally experience unsuccessful business models; technological challenges; ineffective scalability or inability to achieve production volumes consistent with our expectations and marketing arrangements; construction delays or cost overruns; disputes with third party business partners; risks related to markets for RNG and its associated attributes (including changes in market regulation, behavior, or prices); the inability to receive expected tax or regulatory treatment; or unexpected operating costs. If NW Holdings' expectations regarding the financial results of its investments in non-regulated RNG prove to be inaccurate, it may adversely affect NW Holdings' financial position or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

NW Natural's Natural Gas Distribution Properties
NW Natural's natural gas pipeline system consists of approximately 14,200 miles of distribution mains, approximately 700 miles of transmission mains and approximately 10,200 miles of service lines located in its territory in Oregon and southwest Washington. In addition, the pipeline system includes service regulators and meters, as well as district regulators and metering stations. Natural gas pipelines are located in public rights-of-way pursuant to franchise agreements or other ordinances, or on lands of others pursuant to easements obtained from the owners of such lands. NW Natural also holds permits for the crossing of numerous railroads, navigable waterways and smaller tributaries throughout our entire service territory.

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

NW Natural owns LNG storage facilities in Portland and near Newport, Oregon.

A portion of these properties are used in the NGD segment.

NWN Water's Distribution Properties
NWN Water owns and maintains water distribution pipes, storage, wells and other infrastructure and wastewater treatment facilities, and holds related leases and other property interests in Oregon, Washington, Idaho, Texas and Arizona. Pipelines are located in municipal streets or alleys pursuant to franchise or occupation ordinances, in county roads or state highways pursuant to agreements or permits granted pursuant to statute, or on lands of others pursuant to easements obtained from the owners of such lands. These properties are used by entities that are aggregated and reported as other under NW Holdings.

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

As of February 16, 2023, there were 4,249 holders of record of NW Holdings' common stock and NW Holdings was the sole holder of NW Natural's common stock.

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
10/01/22-10/31/22	—	$—	—	—
11/01/22-11/30/22	4,431	$47.34	—	—
12/01/22-12/31/22	—	$—	—	—
Total	4,431		2,124,528	$16,732,648

(1)During the quarter ended December 31, 2022, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of our Dividend Reinvestment and Direct Stock Purchase Plan. However, 4,431 shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs. During the quarter ended December 31, 2022, no shares of NW Holdings common stock were accepted as payment for stock option exercises pursuant to the NW Natural Restated Stock Option Plan.
(2)During the quarter ended December 31, 2022, no shares of NW Holdings common stock were repurchased pursuant to the NW Holdings Board of Directors-approved share repurchase program. In May 2019, we received NW Holdings Board of Directors approval to extend the repurchase program through May 2022. Effective August 3, 2022, we received NW Holdings Board approval to extend the repurchase program. Such authorization will continue until the program is used, terminated or replaced. For more information on this program, see Note 5.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion covers the years ended December 31, 2022, 2021, and 2020 and refers to the consolidated results of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to the Consolidated Financial Statements in Item 8 of this report.

NW Natural's natural gas distribution activities are reported in the natural gas distribution (NGD) segment. The NGD segment also includes NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, the NGD-portion of NW Natural's Mist storage facility in Oregon, and NW Natural RNG Holding Company, LLC. NW Natural RNG Holding Company, LLC holds an investment in Lexington Renewable Energy, LLC, which is accounted for under the equity method. Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. Other activities aggregated and reported as other at NW Holdings include NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); NW Natural Renewables Holdings, LLC and its non-regulated renewable natural gas activities; and NWN Water, which through itself or its subsidiaries, owns and continues to pursue investments in the water and wastewater sector. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries.

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

	2022	2021	2020
Diluted EPS - Total(1)	$2.54	$2.56	$2.51
Diluted EPS - NGD segment(2)	2.34	2.24	2.08
Diluted EPS - NW Holdings - other(2)	0.20	0.32	0.22
Diluted EPS - Discontinued operations	—	—	0.21
(1) Total Diluted EPS is equal to the sum of Diluted EPS - NGD segment, Diluted EPS - NW Holdings – other, and Diluted EPS - Discontinued operations.
(2) Non-GAAP financial measure

EXECUTIVE SUMMARY

NW Holdings' financial results and highlights for the year include:
•Added 8,600 natural gas customers in 2022 for an annual growth rate of 1.1% at December 31, 2022;
•Invested nearly $340 million in natural gas and water utility systems to support growth, enhance reliability and resiliency, and upgrade technology;
•Scored second in the West among large utilities in the 2022 J.D. Power Gas Utility Residential Customer Satisfaction Study, making this the 19th consecutive year customers have ranked NW Natural among the top two utilities;
•Completed construction on Lexington renewable natural gas (RNG) facility procuring environmental benefits for NW Natural customers;
•Received Oregon rate case order providing a revenue requirement increase of approximately $59.4 million, with new rates effective November 1, 2022;
•Closed seven water and wastewater utility transactions in 2022, including our largest water and wastewater acquisition to date in Yuma, Arizona, bringing our total connections to approximately 62,500; and
•Increased dividends for the 67th consecutive year to shareholders.

Key financial highlights for NW Holdings include:

	2022		2021		2020
In millions	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income from continuing operations	$86.3	$2.54	$78.7	$2.56	$70.3	$2.30
Income from discontinued operations, net of tax	—	—	—	—	6.5	0.21
Consolidated net income	$86.3	$2.54	$78.7	$2.56	$76.8	$2.51

Key financial highlights for NW Natural include:

	2022	2021	2020
In millions	Amount	Amount	Amount
Consolidated net income	$91.6	$81.2	$70.6
Natural gas distribution margin	$505.9	$479.8	$438.1

2022 COMPARED TO 2021. Consolidated net income increased $10.4 million at NW Natural primarily due to the following factors:
•$26.1 million increase in NGD segment margin driven by new rates in Oregon and Washington, customer growth, and amortization of deferred balances; and
•$12.3 million increase in other income, net primarily due to lower pension costs; partially offset by
•$16.0 million increase in operations and maintenance expenses due to higher contract labor, amortization expense related to cloud computing arrangements, information technology costs, and professional service fees;
•$3.3 million increase in interest expense primarily due to higher long-term debt balances and higher interest rates;
•$2.7 million increase in income tax expense due to an increase in pretax income;
•$2.5 million increase in depreciation expense due to additional capital investments; and
•$2.0 million increase in general taxes primarily driven by higher property taxes.

Net income from continuing operations increased $7.6 million at NW Holdings primarily due to the following factors:
•$10.4 million increase in consolidated net income at NW Natural as discussed above; partially offset by
•$2.8 million decrease in other net income primarily reflecting higher interest expense at the holding company.

Diluted EPS for NW Holdings decreased $0.02 per share primarily due to a common share issuance on April 1, 2022 and share issuances through NW Holdings' at-the-market program, partially offset by an increase in consolidated net income.

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

Net income from continuing operations increased $8.4 million at NW Holdings primarily due to the following factors:
•$10.6 million increase in consolidated net income at NW Natural as discussed above; partially offset by
•$2.2 million decrease in other net income primarily reflecting higher business development and consulting costs at NW Holdings.

2021 COLD WEATHER EVENT. In February 2021, Portland, Oregon and the surrounding region, like much of the country, experienced a severe winter storm with several days of colder temperatures resulting in elevated natural gas demand and significantly higher spot prices. Additional market gas purchases and other expenses resulted in approximately $29 million of higher commodity costs, of which approximately $27 million was deferred to a regulatory asset for recovery in future rates. The result was approximately $2 million of lower natural gas utility margin in the first quarter of 2021. The higher commodity costs were offset by approximately $39 million of asset management revenue, of which approximately $33 million was deferred to a regulatory liability for the benefit of customers. During the first quarter of 2022, NW Natural refunded an interstate storage and asset management sharing credit of approximately $41 million to Oregon customers, which was primarily related to the cold weather event in February 2021.

CURRENT ECONOMIC CONDITIONS. We are evaluating and monitoring current economic conditions, which include but are not limited to: inflation, rising interest rates and commodity costs, recessionary pressures, heightened cybersecurity awareness, geopolitical uncertainty, and supply chain disruptions. We have enhanced cybersecurity monitoring in response to reports that cybersecurity attacks have increased and may continue to increase. We have not experienced material disruptions in our supply chain for goods and services to date. Our suppliers may be subject to lack of personnel or disruption in their own supply chain for materials, which could disrupt supplier performance or deliveries, and negatively impact our business. Developers and HVAC suppliers have reported longer lead times for furnaces and other HVAC equipment, which may affect the timing of placing new meters into service particularly those converting to natural gas. However, because any supply chain issues are being experienced by vendors who supply directly to customers and not us, we do not have visibility of and are not able to quantify the number of new meters affected at this time. We are continuing to actively monitor supply chain disruptions, and have formulated and continue to evaluate contingency plans as necessary.

NW Holdings and NW Natural continue to monitor interest rates and financing options for all of its businesses. Interest rates have increased in 2022 resulting from actions taken by the U.S. Federal Reserve to increase short-term rates as inflation remains elevated. NW Natural generally recovers interest expense on its long-term debt through its authorized cost of capital. Certain working capital items, such as the cost of gas, are deferred and accrue interest in Oregon and Washington. Additionally, short-term debt is incorporated in the capital structure in Washington. NW Natural Water's regulated water and wastewater utilities recover interest expense from long-term debt through their respective authorized cost of capital.

2023 OUTLOOK

At NW Natural Holdings, we remain focused on our mission: to provide safe, reliable and affordable utility services and renewable energy in a sustainable way to better the lives of the communities we serve. Our core values of integrity, safety, service ethic, caring and environmental stewardship are the foundation for our success and fundamental to our mission.

Our common goals for each of our business lines is: build and sustain a diverse and inclusive workforce; execute operational priorities to further support safety and reliability for our employees and customers; pursue net carbon neutral energy and sustainable water solutions for our customers, communities and operations, focus on profitable growth across our companies; and work to advance constructive policy and regulation that serves the interest of customers and supports opportunities for growth.

NW Natural
Delivering our products safely and reliably to customers, while keeping our employees safe, is our first priority. At NW Natural, we remain focused on safety and emergency response through hands-on, scenario-based training for our employees. The reliability, resiliency and safety of our gas system is critical and to this end, we remain focused on investing in necessary maintenance and upgrades, preventing third-party damages, and performing regular inspections and assessments. Safety also includes maintaining and strengthening our cybersecurity defenses, upgrading key technology systems, and preparing for large-scale emergency events, such as seismic hazards.

We have a legacy of providing excellent customer service and a long-standing dedication to continuous improvement, which has resulted in NW Natural consistently receiving high rankings in the J.D. Power and Associates customer satisfaction studies. We plan to continue this legacy by combining the expertise of our customer care and field employees with the benefits of new technologies to provide top-notch customer interactions and meet the evolving expectations of our customers.

We are focused on working productively with lawmakers and regulators. In 2023, we intend to continue proactively communicating with policymakers and other stakeholders about what we believe is the important role of the gas system in achieving climate goals for our communities. With regulators, we continue to strive to work productively on open proceedings.

At the same time, we'll strive to continue growing our business by pursuing and adopting unique energy solutions, executing on our capital investment plans, and managing and promoting adoption of advanced technologies.

We are deeply committed to our core value of environmental stewardship and the vision of a clean energy future. NW Natural has been a leader among gas utilities in innovative programs designed to support a lower carbon future. In 2023, NW Natural intends to continue striving to: execute on our renewable strategy by helping our customers reduce and offset their consumption, work to comply with the Oregon Climate Protection Program (CPP) and Washington Climate Commitment Act (CCA), procure and invest in RNG for our customers, and continue testing hydrogen blending and other hydrogen pilot projects.

NW Natural Water
Our water and wastewater utility business is committed to providing its customers with safe, clean, reliable and affordable water and wastewater services, while growing organically and through acquisitions. These utilities are focused on supporting their fast-growing communities by executing on capital expenditure programs aimed at safety and reliability and filing general rate cases, where needed, to support these investments. In addition, we continue to promote water conservation and sustainable wastewater management through system investments, regulation, policies and customer programs.

NW Natural Renewables
We launched an unregulated business line in 2021 established to invest in renewable energy through the production and supply of lower-carbon fuels. In 2023, we expect to begin earning revenues from the resale of RNG from our first project with EDL, which involves two RNG facilities. We intend to continue pursuing other similar renewable projects and opportunities.

DIVIDENDS

NW Holdings dividend highlights include:

Per common share	2022	2021	2020
Dividends paid	$1.9325	$1.9225	$1.9125

In January 2023, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4850 per share, payable on February 15, 2023, to shareholders of record on January 31, 2023, reflecting an indicated annual dividend rate of $1.94 per share.

See "Financial Condition - Liquidity and Capital Resources" for more information regarding the NW Holdings and NW Natural dividend policies and regulatory conditions on NW Natural dividends to its parent, NW Holdings.

RESULTS OF OPERATIONS

Regulatory Matters

Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. In 2022, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

MIST INTERSTATE GAS STORAGE. NW Natural's interstate storage activity at Mist is subject to regulation by the OPUC, WUTC, and the Federal Energy Regulatory Commission (FERC) with respect to, among other matters, rates and terms of service. The OPUC also regulates the intrastate storage services at Mist, while FERC regulates the interstate storage services at Mist. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in their last regulatory filing. The OPUC intrastate Schedule 80 rates are tied to the FERC rates, and are updated whenever NW Natural modifies FERC maximum rates.

OTHER. The wholly-owned regulated water businesses of NWN Water, a wholly-owned subsidiary of NW Holdings, are subject to regulation by the utility commissions in the states in which they are located, which currently includes Oregon, Washington, Arizona, Idaho, and Texas. The wholly-owned regulated wastewater businesses of NWN Water are subject to regulation by the utility commissions in Texas and Arizona.

Most Recent Completed Rate Cases
OREGON. On October 24, 2022, the OPUC issued an order for rates effective November 1, 2022, which authorized a return on equity of 9.4%, a cost of capital of 6.836%, and a capital structure of 50% common equity and 50% long-term debt. After adjustments provided in the order, the order increased the revenue requirement by $59.4 million, and included a rate base of $1.76 billion, or an increase of $320 million since the last rate case. The OPUC also ordered an adjustment to NW Natural’s current line extension allowance methodology to a five times margin approach (which for an average residential customer is currently approximately $2,300), declining to four times margin on November 1, 2023, and three times margin on November 1, 2024. The OPUC further ordered that the costs NW Natural sought to recover related to its Lexington RNG project were reasonable and prudently incurred under Senate Bill 98 and adopted an automatic adjustment clause that allows for NW Natural’s RNG project costs to be added to rates annually on November 1st.

From November 1, 2020 through October 31, 2022, the OPUC authorized rates to customers based on an ROE of 9.4% and a cost of capital of 6.965% with a capital structure of 50% common equity and 50% long-term debt. The OPUC also authorized NW Natural to recover the expense associated with the Oregon Corporate Activity Tax (CAT) as a component of base rates. See "Corporate Activity Tax" in the 2021 Form 10-K. In addition, the OPUC approved the application of NW Natural’s decoupling calculation for the months of November and May to the month of April. The decoupling mechanism is intended to encourage customers to conserve energy without adversely affecting revenue due to reductions in sales volumes.

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

NW Natural continuously evaluates the need for rate cases in its jurisdictions.

Rate Mechanisms
During 2022 and 2021, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon		Washington
	2022 Rate Case (effective 11/1/2022)	2020 Rate Case (effective 11/1/2020)	2021 Rate Case (effective 11/1/2021)	2019 Rate Case (effective 11/1/2019)
Authorized Rate Structure:
Return on Equity	9.4%	9.4%	**	9.4%
Rate of Return	6.8%	7.0%	6.8%	7.2%
Debt/Equity Ratio	50%/50%	50%/50%	**	51%/49%

Key Regulatory Mechanisms:
Purchased Gas Adjustment (PGA)	X	X	X	X
Gas Cost Incentive Sharing	X	X
Decoupling	X	X
Weather Normalization (WARM)	X	X
RNG Automatic Adjustment Clause	X
Environmental Cost Recovery	X	X	X	X
Interstate Storage and Asset Management Sharing	X	X	X	X
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

PURCHASED GAS ADJUSTMENT. Rate changes are established for NW Natural each year under PGA mechanisms in Oregon and Washington to reflect changes in the expected cost of natural gas commodity purchases. The PGA filings include gas costs under spot purchases as well as contract supplies, gas cost hedges, gas costs from the withdrawal of storage inventories, the production of gas reserves, interstate pipeline demand costs, renewable natural gas and its attributes, including renewable thermal certificates, temporary rate adjustments, which amortize balances of deferred regulatory accounts, and the removal of temporary rate adjustments effective for the previous year.

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. During 2021 and 2022, there was increased price volatility in the spot and forward gas markets. In response to higher than normal volatility in forward gas markets in 2022, we are hedged at higher levels for the 2022-23 gas year. As of December 31, 2022, NW Natural's forecasted sales volume was hedged at approximately 84% in total for the 2022-23 gas year compared to 82% in the 2021-22 PGA year. The total hedged for Oregon was approximately 85%, including 67% in financial hedges and 18% in physical gas supplies. The total hedged for Washington was approximately 79%, including 66% in financial hedges and 13% in physical gas supplies.

NW Natural is hedged in total between 21% and 31% for annual requirements over the subsequent two gas years, which consists of between 23% and 30% in Oregon and between 0% and 45% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. As the Company planned for the 2022-23 gas year, gas price volatility remained high with current and forward gas prices increasing substantially in 2022. We will continue to monitor gas prices as we begin to fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the upcoming PGA year will be included in the Company’s PGA filings in Oregon and Washington.

In September 2022, NW Natural filed its annual PGAs and received OPUC and WUTC approval in October 2022.
Included in the 2022-23 PGA, the OPUC and WUTC approved a new rate mitigation program to address high gas costs, which includes a temporary bill credit for NW Natural’s residential customers, beginning November 1, 2022, with deferral of the temporary bill credit to warmer months when customers typically see lower bills. As of December 31, 2022, the amount deferred to a regulatory asset was $11.5 million. PGA rate changes were effective November 1, 2022. Rates may vary between states due to different rate structures, rate mechanisms and hedging policies.

Under the current PGA mechanism in Oregon, there is an incentive sharing provision whereby NW Natural is required to select each year an 80% deferral or a 90% deferral of higher or lower actual gas costs compared to estimated PGA prices, such that the impact on NW Natural's current earnings from the incentive sharing is either 20% or 10% of the difference between actual and estimated gas costs, respectively. For the 2021-22 and 2022-23 gas years, NW Natural selected the 90% deferral option. Under the Washington PGA mechanism, NW Natural defers 100% of the higher or lower actual gas costs, and those gas cost differences are passed on to customers through the annual PGA rate adjustment.

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2021-22 and 2022-23 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar years 2020, 2021, and 2022, the ROE threshold was 10.40% in all periods. There were no refunds required for 2020 and 2021. NW Natural does not expect a refund for 2022 based on results, and anticipates filing its 2022 earnings test in May 2023.

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

DECOUPLING. In Oregon, NW Natural has a decoupling mechanism. Decoupling is intended to break the link between revenue and the quantity of gas consumed by customers, removing any financial incentive to discourage customers’ efforts to conserve energy. The Oregon decoupling baseline usage per customer was reset in the 2020 Oregon general rate case. The Order in the 2020 Oregon general rate case also approved of extending NW Natural’s decoupling calculation for the months of November and May to the month of April. This mechanism employs a use-per-customer decoupling calculation, which adjusts margin revenues to account for the difference between actual and expected customer volumes. The margin adjustment resulting from differences between actual and expected volumes under the decoupling component is recorded to a deferral account, which is included in the annual PGA filing.

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2022, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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
•Amortization - This class of costs represents amounts included in current customer rates for collection and is calculated as one-fifth of the post-review deferred balance. NW Natural earns a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. NW Natural included $6.8 million and $6.3 million of deferred remediation expense approved by the OPUC for collection during the 2022-23 and 2021-22 PGA years, respectively.

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
For 2022, NW Natural has performed this test, which is anticipated to be submitted to the OPUC in May 2023. No earnings test adjustment is expected for 2022.

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage and asset management activities. In January 2023, the OPUC approved the annual 2023 bill credit for Oregon customer’s share of interstate storage and asset management activities totaling approximately $23.5 million. This includes revenue generated for the November 2021 through October 2022 PGA year. Commercial and industrial customers in Oregon will receive this credit in February 2023. Residential customers in Oregon will receive this credit as a reduction to the temporary rate mitigation adjustment, which begins in March 2023. Credits are given to customers in Washington as reductions in rates through the annual PGA filing in November.

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

The following table presents the credits to NGD customers:

In millions	2022	2021	2020
Oregon	$41.1	$9.1	$17.0
Washington	$1.5	$3.1	$0.7

COVID-19 PROCESS AND DEFERRAL DOCKETS. During 2020, Oregon and Washington approved our applications to defer certain COVID-19 related costs. Costs that may be recoverable include, but are not limited to, the following: personal protective equipment, cleaning supplies and services, bad debt expense, financing costs to secure liquidity, and certain lost revenue, net of offsetting direct expense reductions associated with COVID-19. As of December 31, 2022, we believe that approximately $18.7 million of the financial effects related to COVID-19 are recoverable. As part of the 2022 Oregon general rate case, NW Natural received approval from the OPUC to recover the 2020 and 2021 COVID-19 deferral beginning November 1, 2022. Approximately $10.9 million will be amortized over a two-year period and NW Natural may request recovery of the remaining amount in the third year. Included in the total balance is approximately $3.4 million of forgone late fee revenue that will be recognized in future periods when billed. Beginning January 2023, NW Natural will no longer defer any COVID-19 related costs in Oregon. NW Natural expects to recover its COVID-19 deferrals in Washington in a future proceeding.

The following table outlines some of the key items approved by the respective Commissions:

	Oregon	Washington
Reinstituting Disconnections for Nonpayment:
Residential	August 1, 2021	September 30, 2021
Small Commercial	December 1, 2020	September 30, 2021
Large Commercial/Industrial	November 3, 2020	October 20, 2020
Resuming Residential Reconnection Fee Charges	October 1, 2022	**
Reinstituting Late Fees for Nonpayment:
Residential	October 1, 2022	**
Small Commercial	December 1, 2020	**
Large Commercial/Industrial	November 3, 2020	October 20, 2020
Arrearage Management Program	1.5% of Retail Revenue	1% of Retail Revenue
** Date is pending a Commission review of its existing credit and collection practices that is expected to be completed over the next year.

ARREARAGE MANAGEMENT PROGRAMS. As part of the approved term sheets, NW Natural established programs in Oregon and Washington to identify and mitigate residential customer arrearages associated with COVID-19. Under the Washington program, income-eligible customers may receive up to $2,500 per year. In March 2022, the Oregon program was expanded to include additional funding and a low-income focus. AMP is funded by NW Natural with recovery facilitated through the COVID-19 deferral dockets. During 2022, NW Natural granted $9.4 million of the total funds available of $9.9 million. The programs in both Oregon and Washington are now closed.

LOW INCOME DISCOUNT TARIFF. In July 2022, NW Natural received approval from the OPUC for an income-qualifying residential bill discount program. The income threshold for program participation is at or below 60 percent of Oregon state median income (SMI). The program provides a bill discount for income-qualifying residential customers at four discount tier levels based on household income compared to SMI, with higher discounts given for lower income levels. Participating customers can self-certify their income and household size to qualify for the program directly with NW Natural or their local Community Action Agency. The program was available for qualifying customers starting November 1, 2022. Costs for the bill discount program include simultaneous recovery from all customers. Costs for the bill discount program, inclusive of start-up and administrative costs of the program, are recoverable in rates. The amount deferred to a regulatory asset as of December 31, 2022 was not significant.

	Total Household Income	Bill Discount Percentage
Tier 0	At or below 15% SMI	40%
Tier 1	16% - 30% of SMI	25%
Tier 2	31% - 45% of SMI	20%
Tier 3	46% - 60% of SMI	15%

RENEWABLE NATURAL GAS AND AUTOMATIC ADJUSTMENT CLAUSE. On June 19, 2019, the Oregon legislature passed Senate Bill 98 (SB 98), which enables natural gas utilities to procure or develop RNG on behalf of their Oregon customers. The bill was signed into law by the governor in July 2019, and subsequently, the OPUC opened a docket in August 2019 regarding the rules for the bill. After working with parties, the OPUC adopted final rules in July 2020.

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

Pursuant to the 2022 Oregon general rate case, the OPUC ordered that the costs NW Natural sought to recover related to its investment in Lexington Renewables Energy, LLC were reasonable and prudently incurred under SB 98. Furthermore, the OPUC approved an automatic adjustment clause that allows for NW Natural's investments in RNG projects, including operating costs, to be added to rates annually on November 1st, following a prudence review. The mechanism allows NW Natural to defer for recovery or credit the differences between the forecasted and actual costs of the RNG projects, subject to an earnings test that includes deadbands at 50 basis points below and above NW Natural's authorized ROE. For RNG procurement contracts, NW Natural seeks recovery of the costs in the PGA, subject to a prudence review.

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

The Order also provides for certain adjustments if there are legislative, rulemaking, judicial, or policy decisions that would cause the calculation methodology used by NW Natural for the CAT to vary in a fundamental way. Additionally, the CAT deferred from January 2020 through June 2020 was added to and amortized over the 2020-21 PGA gas year, and the CAT amounts deferred from July 2020 through the effective date of the rate case were amortized over the 2021-22 PGA year.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2022 IRP for both Oregon and Washington on September 23, 2022. The 2022 IRP outlines scenarios of future requirements based on a range of outcomes that would provide the least-cost and least-risk resources to meet future demand and environmental compliance obligations. In our most recent filing, we included certain demand and supply side projects that resulted in action plan items which will be evaluated by the OPUC and WUTC. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP. NW Natural anticipates the OPUC and WUTC will take such actions by September 30, 2023.

The development of an IRP filing is an extensive and complex process that engages multiple stakeholders in an effort to build a robust and commonly understood analysis. The final product is intended to provide a long-term outlook of the supply-side and demand-side resource requirements for reliable and low cost natural gas service while also meeting NW Natural's environmental compliance requirements. The IRP examines and analyzes uncertainties in the planning process, including potential changes in governmental and regulatory policies. The CPP in Oregon, as well as the CCA that was passed in Washington, are examples of new policies that result in compliance requirements that need to be included in the planning process.
PIPELINE SECURITY. In May and July 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain owners and operators of natural gas pipeline facilities (including local distribution companies). The first directive require owners and operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second directive requires entities to implement a significant number of specified cyber security controls and processes. The TSA recently released a third directive renewing the second directive as well as clarifying Operational Technology (OT) scope and providing a risk- and outcome-based framework. The third directive is effective until July 2023. NW Natural is currently evaluating and implementing the security directives and related deliverables. NW Natural frequently updates the TSA on its progress on achieving the security directives.

NW Natural filed requests with the OPUC and WUTC to defer the costs associated with complying with the TSA's security directives. As of December 31, 2022, NW Natural has invested $33.0 million in information and operational technology and has deferred to a regulatory asset $6.3 million of related costs. A majority of the capital investment was included in rate base starting November 1, 2022 in Oregon.

NW Natural continues to evaluate the potential effect of these directives on our operations and facilities, as well as the potential total cost of implementation, and will continue to monitor for any clarifications or amendments to these directives. We may seek to request recovery from customers of any additional costs incurred to the extent that incremental expenses and capital expenditures are incurred in the future.

ERP UPGRADE DEFERRALS. In the fourth quarter of 2020, NW Natural filed requests to defer expenses pertaining to a project to upgrade the existing enterprise resource planning (ERP) system with the OPUC and WUTC. A stipulation supported by all parties in the Oregon docket was filed and approved by the OPUC in the third quarter of 2021. Under the settlement agreement, NW Natural will recover 100% of costs incurred up to the $8.55 million estimate of Oregon-allocated costs provided in the docket. Approval of the Washington deferral was resolved as part of the most recent general rate case. NW Natural placed its new ERP system into service in September 2022. As of December 31, 2022, NW Natural deferred to a regulatory asset $9.4 million of expenses incurred to date. On November 1, 2022, NW Natural began recovering all expenses deferred and accruing interest over a 10-year period.

FACT-FINDING DOCKET. NW Natural was engaged in an OPUC Fact-Finding (“Fact-Finding Docket”), opened in response to the executive order issued by the Governor of Oregon, for the purpose of analyzing the potential natural gas utility bill impacts that may result from the ODEQ’s CPP and to identify appropriate regulatory tools to mitigate potential customer impacts. The OPUC Staff indicated that the ultimate goal of the Fact-Finding Docket is to inform future policy decisions and other key analyses. OPUC Staff’s final report was issued on January 31, 2023. The report has a number of recommendations concerning the further investigation of regulatory tools, including: 1) expanded energy efficiency programs, 2) additional analysis in future Integrated Resource Plans of decarbonization measures and trends, and 3) additional rate protections for customers. The OPUC has since closed the Fact-Finding Docket without taking any action on Staff’s final report.

WATER UTILITIES. NWN Water currently serves an estimated 155,000 people through approximately 62,500 connections across five states. NWN Water, through one or more of its subsidiaries, acquired an increased ownership stake in Avion Water Company in Oregon to 40.3%, and acquired the assets of five regulated businesses during 2022, after receiving approval from the respective public utility commissions.

For our regulated water utilities, we have been executing general rate cases.
•In January 2022, we filed a general rate case for Suncadia Water and the WUTC allowed rates to go into effect in May 2022 by operation of law.
•In February 2022, the OPUC adopted a comprehensive stipulation in Sunriver Water's rate case with new rates effective May 2022.
•In June 2022, Avion Water Company filed a general rate case with the OPUC and the OPUC allowed rates to go into effect January 1, 2023.
•In July 2022, Gem State Water Company filed a general rate case with the IPUC and a decision is expected in the first half of 2023.

Environmental Regulation and Legislation Matters
There is a growing international and domestic focus on climate change and the contribution of GHG emissions, most notably methane and carbon dioxide, to climate change. In response, there are increasing efforts at the international, federal, state, and local level to regulate GHG emissions. Legislation or other forms of regulation could take a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, incentives or mandates to conserve energy, or use renewable energy sources, tax advantages and other subsidies to support alternative energy sources, a reduction in rate recovery for construction costs related to the installation of new customer services or other new infrastructure investments, mandates for the use of specific fuels or technologies, bans on specific fuels or technologies, or promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. These efforts could include legislation, legislative proposals, or new regulations at the federal, state, and local level, as well as private party litigation related to GHG emissions. We recognize certain of our businesses, including our natural gas business, are likely to be affected by current or future regulation seeking to limit GHG emissions.

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

The Inflation Reduction Act of 2022 (IRA) was signed into law in August 2022 and includes several climate and energy provisions. We expect that over a ten year period, the IRA will provide approximately $415 billion of funding through grants, tax credits, and investments to support various initiatives including manufacturing, renewable energy production and consumption, transportation electrification and climate-smart agriculture. The IRA includes tax credits for RNG, hydrogen and carbon capture projects, among other investments. The IRA also includes funding for the EPA to improve GHG reporting and enforcement, as well as a methane fee applicable to activities associated with gas production and processing facilities, transmission pipelines and certain storage facilities, creates a new corporate alternative minimum tax of 15 percent that applies to corporations with average annual financial statement income in excess of one billion dollars, and creates a new 1 percent excise tax on the net stock repurchases by public companies. We are assessing effects of the IRA that are relevant to our businesses, and will continue to do so as it is implemented. The U.S. Congress may also pass federal climate change legislation in the future. We cannot predict when or if Congress will pass such legislation and in what form.

In addition, the EPA regulates GHG emissions pursuant to the Clean Air Act. For example, the EPA requires the annual reporting of greenhouse gas emissions from certain industries, specified emission sources, and facilities. Under this reporting rule, local natural gas distribution companies like NW Natural are required to report system throughput to the EPA on an annual basis. The EPA also has required additional GHG reporting regulations to which NW Natural is subject, requiring the annual reporting of fugitive emissions from operations. Other federal regulatory agencies, including the U.S. Department of Energy and Federal Energy Regulatory Commission, are beginning to address greenhouse gas emissions that may include changes in their regulatory oversight approach, policies and rules.

Other federal agencies have taken or are expected to take actions related to climate change. For example, in March 2022, the Securities and Exchange Commission (SEC) proposed new rules relating to the disclosure of a range of climate-related matters, PHMSA is expected to prepare regulations and other actions to limit methane emissions, the Commodities Futures Trading Commission (CFTC) has indicated it intends to take actions related to oversight of climate-related financial risks as pertinent to the derivatives and underlying commodities markets. Similarly, other federal agencies and regulations, including but not limited to the Consumer Products Safety Commission, the U.S. Department of Treasury, Federal Acquisitions Regulations, and others have indicated impending regulatory actions related to climate change. To the extent these agencies adopt final rules as proposed or in modified form, we or our customers could incur increased costs. These could include internal costs as well as external costs such as the cost of independent experts to provide attestation reports on our GHG emissions data and increased audit costs.

Washington State
In 2022, Washington comprised approximately 12% of NW Natural’s revenues, as well as 1% and 18% of new meters from commercial and residential customers, respectively. Effective February 1, 2021, building codes in Washington state require new residential homes to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which calculate electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of new home construction incorporating natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. Additionally, the Washington State Building Code Council (SBCC) voted in April 2022 to include updates in the state commercial building energy code that are expected to restrict or eliminate the use of gas space and water heating in new commercial construction. In early November, the SBCC voted to include updates to the state residential building energy code that are expected to restrict the use of gas space and water heating in residential construction, with certain exceptions including for natural gas-fired heat pumps and hybrid fuel systems. The SBBC commercial and residential rules are expected to become effective July 1, 2023. Utilities and other organizations, including NW Natural, are reviewing the proposed building energy code updates, the process by which the updates have been considered, and the legality of the building code updates. We expect the building code changes to be subject to legal challenge.

Washington has also enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly beginning January 1, 2023, resulting in an overall reduction of GHG emissions to 95% below 1990 levels by 2050. The Washington Department of Ecology has adopted rules to create a cap-and-invest program, under which entities, including natural gas and electric utilities, large manufacturing facilities, and transportation and other fuel providers, which are subject to the CCA must either reduce their emissions, purchase qualifying offsets (including RNG) or obtain allowances to cover any remaining emissions. NW Natural is subject to the CCA and intends to pursue inclusion of CCA compliance costs in rates.

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

Local Jurisdictions and Other Advocacy
In addition to legislative activities at the state level, advocacy groups have indicated a willingness to pursue ballot measures. Some local and county governments in the United States also have been proposing or passing renewable energy resolutions, restrictions, taxes, or fees seeking to accelerate climate action goals. A number of cities across the country, and several in our service territory are taking action or currently considering actions such as limitations or bans on the use of natural gas in new construction or otherwise. For example, in February 2023, the Eugene City Council passed an ordinance that prohibits the use of natural gas in low rise residential buildings beginning with permits submitted after June of 2023. Similarly, some jurisdictions and advocates are seeking to ban the use of natural gas and certain natural gas appliances inside homes and contend that there are detrimental indoor public health effects associated with the use of natural gas.

NW Natural is actively engaged with federal, state and local policymakers, consumers, customers, small businesses and other business coalitions, economic development practitioners, and other advocates in our service territory and is working with these communities to communicate the role that direct use natural gas, and in the coming years, RNG and hydrogen, can play in pursuing more effective policies to reduce GHGs while supporting reliability, resiliency, energy choice, equity, and energy affordability.

NW Natural Decarbonization Initiatives & Compliance Actions
Our customers are currently paying less for their natural gas today than they did 15 years ago. We expect that compliance with any form of regulation of GHG emissions, including the CPP in Oregon and CCA in Washington as well as voluntary actions under SB 98 or otherwise, will require additional resources and compliance tools, and will increase costs. The developing and changing implementation guidance for the CCA and CPP, evolving carbon credit markets and other compliance tool options, decades-long timeframes for compliance, likely changing and evolving laws and energy policy, and evolving technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. In September 2022, NW Natural filed its integrated resource plans (IRPs) with the OPUC and WUTC. Those IRPs comprehensively evaluate resource options available to serve NW Natural's customers' energy, capacity and environmental compliance needs. The resources selected for compliance with the CPP and CCA, and therefore the costs associated with those resources are, in part, dependent upon the resolution of our IRP dockets and the resources selected. While we have modeled compliance with the CCA and CPP in our IRPs, given the recency of the adoption of the final CPP and CCA rules and changing guidance with respect to those rules, the nature of our compliance obligations, the manner in which we intend to comply, and the expected costs of compliance are uncertain and subject to significant change, particularly after the first compliance period, and especially with respect to the CPP, under which programs are still being developed. For the first compliance period under the CCA, we currently anticipate that we will comply by purchasing RNG or attributes to reduce emissions, making full use of offsets available under the CCA, meeting remaining compliance requirements by purchasing allowances through the processes outlined under the CCA, and returning all money received from the sale of free carbon allowances to customers. We intend to pursue costs of compliance with the CCA in rates, and currently believe that the costs to comply could increase non-low income residential bills by an estimated 1.5% to 6% in the first year of compliance.

The CPP in Oregon is largely tied to the volume of natural gas consumed and as such, we currently expect that CPP cost impacts will be the lowest among residential customers because they generally consume less, and highest among industrial customers that use significantly higher volumes of natural gas, with cost increases for commercial customers falling between residential and industrial customers. We currently expect that the majority of our needed emissions reduction in Oregon for the first CPP compliance period of 2022-2025 can be met with purchases of RNG or its attributes, with modest supplemental purchases of Community Climate Investments (CCIs) when that program becomes available. We intend to pursue costs of compliance costs with the CPP in rates and currently believe those costs could increase non-low income residential bills by an estimated 1% to 9% in the first compliance period.

These projected customer bill impacts of the CCA and CPP are estimates, are likely to increase beyond the first compliance period, and are subject to change as these laws are implemented and compliance begins. The costs are also likely to vary significantly based on forecasting assumptions related to permitted levels of rate recovery, available technologies and equipment, weather patterns and gas usage, customer growth or attrition, allocation of fixed costs among classes of customers, energy efficiency levels, availability, use and cost of renewables, feasibility of broad-scale hydrogen in the natural gas system, and a number of other assumptions used in the complex analysis of integrated resource planning.

We are not currently able to quantify the extent to which current and prospective building code changes, other limitations on natural gas use, or declining line extension allowances provided in rates to cover construction costs for new services, will affect new meter additions, or to what extent carbon compliance costs included in rates will affect the competitiveness of our business and the demand for natural gas service. All of these developments could negatively affect our gas utility customer growth. However, at the same time natural gas utilities will be subject to GHG emissions regulation, we expect that other energy source providers will be subject to similar, or in some cases stricter or more rapid, compliance requirements that are likely to affect their cost and competitiveness relative to natural gas as well. For example, President Biden has announced his intention to have a carbon-free electricity sector by 2035, 15 years before the target date of the CCA or CCP. In June 2021, the State of Oregon enacted HB 2021, a clean electricity bill that requires the state’s two largest investor-owned electric utilities and retail electricity service suppliers to reduce GHG emissions associated with electricity sold to Oregon customers to 100 percent below baseline levels by 2040 with interim steps, including an 80 percent reduction by 2030 and 90 percent reduction by 2035. This bill does not replace the separate renewable portfolio standards previously established in Oregon, which sets requirements for how much of the electricity used in Oregon must come from renewable resources. In Washington, SB 5116, the Clean Energy Transformation Act, requires all electric utilities in Washington to transition to carbon-neutral electricity by 2030 and to 100 percent carbon-free electricity by 2045. We expect compliance with these and other laws will increase the cost of energy for electric customers in our service territory. We are not able to determine at this time whether increased electricity costs will make natural gas use more or less competitive on a relative basis.

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

NW Natural continues to take proactive steps in seeking to reduce GHG emissions in our region and is proactively communicating with local, state, and federal governments and communities about those steps. NW Natural has been a leader among gas utilities in innovative programs. Notable programs have included a decoupling rate structure designed to weaken the link between revenue and gas consumption by customer adopted in 2007, and establishment of a voluntary Smart Energy carbon offset program for customers established in 2007, and removal of all known cast iron and bare steel to create one of the tightest and most modern distribution systems in the country. We continue to believe that NW Natural has an important role in providing affordable and equitable energy to the communities we serve. NW Natural is an important provider of energy to families and businesses in Oregon and southwest Washington. Natural gas sales to our residential and commercial customers account for approximately 6% of Oregon’s GHG emissions according to the 2019 data from the State of Oregon Department of Environmental Quality In-Boundary GHG Inventory. We intend to continue to provide this necessary energy to our communities with the goal of using our modern pipeline system to help the Pacific Northwest transition to a clean energy future.

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

Under SB 98, NW Natural is actively working to procure RNG supply for customers and increase the amount of RNG on our system and is also exploring the development of renewable hydrogen through power to gas. To that end, in 2020 and 2021, NW Natural announced several agreements and investments to procure RNG for its customers. For example, NW Natural began a partnership with BioCarbN to invest up to an estimated $38 million in four separate RNG development projects that will access biogas derived from water treatment at Tyson Foods’ processing plants, subject to approval by all parties. The first project was commissioned in early 2022 with a second underway and planned to be commissioned in early 2023. To date, NW Natural has signed agreements with options to purchase or develop RNG for utility customers totaling about 3% of NW Natural’s annual sales volume in Oregon.

Business Segment - Natural Gas Distribution (NGD)
NGD margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns. In Oregon, NW Natural has a conservation tariff (also called the decoupling mechanism), which adjusts margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. NW Natural also has a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in margin resulting from above- or below-average temperatures during the winter heating season. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2022, approximately 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. The decoupling and WARM mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and natural gas distribution revenue. See "Regulatory Matters—Rate Mechanisms" above. In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion, NWN Gas Reserves, which is a wholly owned subsidiary of Energy Corp., and NW Natural RNG Holding Company, LLC.

The NGD business is primarily seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience seasonality in their usage but to a lesser extent. Seasonality affects the comparability of the results of operations of the NGD business across quarters but not across years.

NGD segment highlights include:

Dollars and therms in millions, except EPS data	2022	2021	2020
NGD net income	$79.7	$69.0	$63.6
Diluted EPS - NGD segment	$2.34	$2.24	$2.08
Gas sold and delivered (in therms)	1,252	1,185	1,143
NGD margin(1)	$505.9	$479.8	$438.1
(1) See Natural Gas Distribution Margin Table below for additional detail.

2022 COMPARED TO 2021. NGD net income was $79.7 million in 2022 compared to $69.0 million in 2021. The primary factors contributing to the increase in NGD net income were as follows:
•$26.1 million increase in NGD margin primarily due to:
▪$14.9 million increase due to new customer rates from the 2022 Oregon and 2021 Washington rate cases that went into effect November 1, 2022;
▪$6.1 million increase driven by customer growth;
▪$3.0 million increase due to higher usage from colder comparative weather from customers that are not decoupled, net of the loss from the Oregon gas cost incentive sharing mechanism;
▪$2.9 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and     ERP upgrades; and
•$12.1 million increase in other income, net primarily due to lower pension non-service costs and interest income from the equity portion of AFUDC; partially offset by
•$16.7 million increase in NGD operations and maintenance expenses due to higher contract labor, amortization expense related to cloud computing arrangements, professional service fees, and information technology costs;
•$3.4 million increase in interest expense primarily due to higher long-term debt balances and higher interest rates, partially offset by higher AFUDC debt interest income;
•$2.9 million higher income tax expense reflecting higher pretax income; and
•$2.4 million increase in depreciation expense as we continue to invest in our natural gas utility system and facilities.

Total natural gas sold and delivered in 2022 increased 6% over 2021 primarily due to 1% colder than average weather in 2022 compared to 12% warmer than average weather in 2021.

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

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

				Favorable (Unfavorable)
In thousands, except degree day and customer data	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
NGD volumes (therms):
Residential and commercial sales	766,592	703,054	677,271	63,538	25,783
Industrial sales and transportation	485,745	481,721	465,626	4,024	16,095
Total NGD volumes sold and delivered	1,252,337	1,184,775	1,142,897	67,562	41,878
Operating revenues:
Residential and commercial sales	$881,370	$730,794	$661,346	$150,576	$69,448
Industrial sales and transportation	86,810	65,299	58,678	21,511	6,621
Other distribution revenues	1,944	1,707	1,926	237	(219)
Other regulated services	19,628	19,087	19,122	541	(35)
Total operating revenues	989,752	816,887	741,072	172,865	75,815
Less: Cost of gas	429,861	292,538	262,980	(137,323)	(29,558)
Less: Environmental remediation expense	12,389	9,938	9,691	(2,451)	(247)
Less: Revenue taxes	41,627	34,600	30,291	(7,027)	(4,309)
NGD margin	$505,875	$479,811	$438,110	$26,064	$41,701
NGD margin(1)
Residential and commercial sales	$455,686	$430,295	$385,989	$25,391	$44,306
Industrial sales and transportation	33,543	32,182	30,800	1,361	1,382
Gain (loss) from gas cost incentive sharing	(4,917)	(3,381)	267	(1,536)	(3,648)
Other margin	1,943	1,633	1,938	310	(305)
Other regulated services	19,620	19,082	19,116	538	(34)
NGD margin	$505,875	$479,811	$438,110	$26,064	$41,701
Degree days(2)
Average(3)	2,686	2,692	2,706	(6)	(14)
Actual	2,712	2,378	2,384	14%	—%
Percent colder (warmer) than average weather	1%	(12)%	(12)%
NGD meters - end of period:
Residential meters	724,287	715,958	704,675	8,329	11,283
Commercial meters	69,139	68,961	68,812	178	149
Industrial meters	1,071	978	989	93	(11)
Total number of meters	794,497	785,897	774,476	8,600	11,421
NGD meter growth:
Residential meters	1.2%	1.6%
Commercial meters	0.3%	0.2%
Industrial meters	9.5%	(1.1)%
Total meter growth	1.1%	1.5%
(1)    Amounts reported as NGD margin for each category of meters are operating revenues less cost of gas, environmental remediation expense and revenue taxes.
(2)    Heating degree days are units of measure reflecting temperature-sensitive consumption of natural gas, calculated by subtracting the average of a day's high and low temperatures from 59 degrees Fahrenheit.
(3)    Average weather represents the 25-year average of heating degree days. Beginning November 1, 2022, average weather is calculated over the period June 1, 1996 through May 31, 2021, as determined in NW Natural's 2022 Oregon general rate case. From November 1, 2020 through October 31, 2022, average weather was calculated over the period June 1, 1994 through May 31, 2019, as determined in NW Natural’s 2020 Oregon general rate case.

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

NGD residential and commercial sales highlights include:

In millions	2022	2021	2020
Volumes (therms):
Residential sales	478.1	445.6	435.2
Commercial sales	288.5	257.5	242.1
Total volumes	766.6	703.1	677.3
Operating revenues:
Residential sales	$595.0	$506.2	$460.3
Commercial sales	286.4	224.6	201.0
Total operating revenues	$881.4	$730.8	$661.3
NGD Margin:
Residential margin	$328.2	$312.5	$281.1
Commercial margin	127.5	117.8	104.9
Total NGD margin	$455.7	$430.3	$386.0

2022 COMPARED TO 2021. The increase of $150.6 million in total NGD residential and commercial operating revenue and $25.4 million in NGD margin were primarily the result of new customer rates in Oregon and Washington that took effect on November 1, 2022, 1.2% growth in residential customer meters, and higher usage from colder comparative weather from customers that are not decoupled. Sales volumes increased 63.5 million therms, or 9%, primarily due to higher usage driven by comparatively colder weather.

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

NGD industrial sales and transportation highlights include:

In millions	2022	2021	2020
Volumes (therms):
Firm and interruptible sales	104.4	90.8	82.9
Firm and interruptible transportation	381.3	390.9	382.7
Total volumes	485.7	481.7	465.6
NGD Margin:
Firm and interruptible sales	$13.6	$12.6	$11.6
Firm and interruptible transportation	19.9	19.6	19.2
Total NGD margin	$33.5	$32.2	$30.8

2022 COMPARED TO 2021. NGD total industrial sales and transportation volumes increased 4.0 million therms, or 1%, primarily due to higher usage from multiple customers, most notably in the light manufacturing, primary metals, and electric manufacturing industries, partially offset by lower usage from customers in the plastic manufacturing industry. NGD margin increased $1.3 million primarily driven by new rates in Oregon and Washington that took effect on November 1, 2022.

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

Other regulated services margin highlights include:

In millions	2022	2021	2020
North Mist storage services	$19.4	$18.9	$19.5
Other services	0.2	0.2	(0.4)
Total other regulated services	$19.6	$19.1	$19.1

2022 COMPARED TO 2021. Other regulated services margin increased $0.5 million due to an increase in storage service revenue from the North Mist facility. See Note 7 for more information regarding North Mist expansion lease accounting.

2021 COMPARED TO 2020. Other regulated services margin was relatively flat when compared to the prior period. The North Mist facility did not experience any significant fluctuations in storage service revenue. See Note 7 for more information regarding North Mist expansion lease accounting.

Cost of Gas
Cost of gas as reported by the NGD segment includes gas purchases, gas withdrawn from storage inventory, gains and losses from commodity hedges, pipeline demand costs, seasonal demand cost balancing adjustments, renewable natural gas and its attributes, including renewable thermal certificates, regulatory gas cost deferrals, gas reserves costs, and company gas use. The OPUC and WUTC generally require natural gas commodity costs to be billed to customers at the actual cost incurred, or expected to be incurred. Customer rates are set each year so that if cost estimates were met the NGD business would not earn a profit or incur a loss on gas commodity purchases; however, in Oregon we have the incentive sharing mechanism described under "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above. In addition to the PGA incentive sharing mechanism, gains and losses from hedge contracts entered into after annual PGA rates are effective for Oregon customers are also required to be shared and therefore may impact net income. Further, NW Natural also has a regulatory agreement whereby it earns a rate of return on its investment in the gas reserves acquired under the original agreement with Encana and includes gas from the amended gas reserves agreement at a fixed rate of $0.4725 per therm, which are also reflected in NGD margin. See "Application of Critical Accounting Policies and Estimates—Derivative Instruments and Hedging Activities" below.

Cost of gas highlights include:

In millions, except where indicated	2022	2021	2020
Cost of gas	$429.9	$292.5	$263.0
Volumes sold (therms)(1)	871.0	793.9	760.2
Average cost of gas (cents per therm)	$0.49	$0.37	$0.35
Gain (loss) from gas cost incentive sharing	$(4.9)	$(3.4)	$0.3
(1) This calculation excludes volumes delivered to industrial transportation customers.

2022 COMPARED TO 2021. Cost of gas increased $137.4 million, or 47%, primarily due to a 32% increase in the average cost of gas with the majority of these higher gas costs embedded in the PGA. The remaining increase in cost of gas is primarily the result of a 10% increase in volumes sold, driven by customer growth and comparatively colder weather. For a discussion of the gas cost incentive sharing mechanism, see "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above.

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

Other
Other activities aggregated and reported as other at NW Holdings include NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); NW Natural Renewables Holdings, LLC and its non-regulated renewable natural gas activities; NWN Water, which owns and continues to pursue investments in the water and wastewater sector; and NWN Water's investment in Avion Water Company, Inc. (Avion Water). Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries. See Note 13 for information on our Avion Water investment.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

In millions, except EPS data	2022	2021	2020
NW Natural other - net income	$11.9	$12.2	$7.0
Other NW Holdings activity	(5.3)	(2.5)	(0.3)
NW Holdings other - net income	$6.6	$9.7	$6.7
Diluted EPS - NW Holdings - other	$0.20	$0.32	$0.22

2022 COMPARED TO 2021. Other net income decreased $3.1 million and $0.3 million at NW Holdings and NW Natural, respectively. The decrease at NW Holdings was driven by the decrease at NW Natural, higher interest expense at the holding company, and costs associated with non-regulated renewable natural gas activities.

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

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

In millions	2022	2021	2020
NW Natural	$204.8	$188.8	$168.9
Other NW Holdings operations and maintenance	19.9	15.4	11.2
NW Holdings	$224.7	$204.2	$180.1

2022 COMPARED TO 2021. Operations and maintenance expense increased $16.0 million for NW Natural primarily due to the following:
•$6.0 million increase in contract labor for safety and reliability and contracted support for information technology system upgrades;
•$4.1 million increase in amortization expense related to cloud computing arrangements;
•$3.0 million increase in information technology maintenance and support; and
•$2.0 million increase in professional service fees.

Operations and maintenance expense increased $20.5 million for NW Holdings primarily due to the following:
•$16.0 million increase in operations and maintenance expense at NW Natural as discussed above; and
•$4.5 million increase in other NW Holdings operations and maintenance expense primarily due to costs associated with water and wastewater subsidiaries and non-regulated renewable natural gas activities.

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

Operations and maintenance expense increased $24.1 million for NW Holdings primarily due to the following:
•$19.9 million increase in operations and maintenance expense at NW Natural as discussed above; and
•$4.2 million increase in other NW Holdings operations and maintenance expense primarily due to higher business development and consulting costs at the holding company.

Depreciation
Depreciation highlights include:

In millions	2022	2021	2020
NW Natural	$113.0	$110.5	$101.6
Other NW Holdings depreciation	3.7	3.0	2.1
NW Holdings	$116.7	$113.5	$103.7

2022 COMPARED TO 2021. Depreciation expense increased $2.5 million for NW Natural, primarily due to additional capital investments in the distribution system, Mist storage, and information technology systems, as well as renovation and construction of resource and operations service centers. The increase was partially offset by the amortization of cloud computing arrangements, which are recorded within operations and maintenance expenses beginning in 2022.

Depreciation expense increased $3.2 million for NW Holdings, primarily due to a $0.7 million increase in other NW Holdings depreciation related to water and wastewater subsidiaries and a $2.5 million increase at NW Natural as discussed above.

2021 COMPARED TO 2020. Depreciation expense increased $8.9 million for NW Natural, primarily due to additional capital investments in the distribution system, Mist storage, and information technology systems, as well as renovation and construction of resource and operations service centers.

Depreciation expense increased $9.8 million for NW Holdings, primarily due to a $0.9 million increase in other NW Holdings depreciation related to water and wastewater acquisitions and an $8.9 million increase at NW Natural as discussed above.

Other Income (Expense), Net
Other income (expense), net highlights include:

In millions	2022	2021	2020
NW Natural total other income (expense), net	$(0.4)	$(12.7)	$(15.1)
Other NW Holdings activity	1.6	0.1	1.2
NW Holdings total other income (expense), net	$1.2	$(12.6)	$(13.9)

2022 COMPARED TO 2021. Other expense, net decreased $12.3 million at NW Natural primarily due to lower pension non-service costs and interest income from the equity portion of AFUDC. Costs related to our defined benefit pension plan in 2022 decreased compared to the prior year due to changes in assumptions and gains on plan assets.

Other income, net increased $13.8 million at NW Holdings driven by the change at NW Natural discussed above, in addition to earnings from Avion Water. Other income (expense), net primarily consists of regulatory interest, pension and other postretirement non-service costs, gains from company-owned life insurance, and donations.

2021 COMPARED TO 2020. Other income (expense), net changed $2.4 million at NW Natural primarily due to higher interest income on regulatory assets and lower pension non-service costs. Other income (expense), net changed $1.3 million at NW Holdings driven by the change at NW Natural discussed above, partially offset by a gain recognized in the prior period related to the sale of Trail West.

Interest Expense, Net
Interest expense, net highlights include:

In millions	2022	2021	2020
NW Natural	$46.3	$43.0	$40.9
Other NW Holdings interest expense	6.9	1.5	2.2
NW Holdings	$53.2	$44.5	$43.1

2022 COMPARED TO 2021. Interest expense, net, increased $3.3 million at NW Natural primarily due to a higher interest rate on a lower commercial paper balance and higher interest rates and a higher level of long-term debt, partially offset by higher AFUDC debt interest income.

Interest expense, net, increased $8.7 million at NW Holdings primarily due to the increase at NW Natural discussed above and higher interest expense on the credit facility and long-term debt at NW Holdings as a result of higher balances and higher interest rates.

2021 COMPARED TO 2020. Interest expense, net, increased $2.1 million at NW Natural primarily due to lower AFUDC debt interest income and higher interest on long-term debt.

Interest expense, net, increased $1.4 million at NW Holdings primarily due to the increase at NW Natural discussed above, partially offset by lower interest expense on the credit agreement at NW Holdings.

Income Tax Expense
NW Holdings income tax expense highlights include:

In millions	2022	2021	2020
Income tax expense	$29.1	$27.4	$21.1
Effective tax rate	25.2%	25.8%	23.1%
NW Natural income tax expense highlights include:

In millions	2022	2021	2020
Income tax expense	$31.0	$28.3	$21.1
Effective tax rate	25.3%	25.9%	23.0%

2022 COMPARED TO 2021. The effective tax rate decreased 0.6 percentage points at both NW Holdings and NW Natural. The decrease in the effective tax rate is primarily due to lower income tax amortization of the 2020 Oregon Corporate Activity Tax (CAT) in 2022, which was subject to regulatory deferral when it became effective on January 1, 2020 and then amortized in income tax expense as recovery began in late 2020, 2021, and 2022.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	December 31,
	2022	2021
Common equity	46.8%	47.2%
Long-term debt (including current maturities)	53.2	52.8
Total	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	December 31,
	2022	2021
Common equity	51.4%	49.8%
Long-term debt (including current maturities)	48.6	50.2
Total	100.0%	100.0%

As of December 31, 2022 and 2021, NW Holdings' consolidated capital structure included common equity of 42.4% and 39.5%, long-term debt of 45.0% and 44.0%, and short-term debt including current maturities of long-term debt of 12.6% and 16.5%, respectively. As of December 31, 2022 and 2021, NW Natural's consolidated capital structure included common equity of 47.9% and 44.2%, long-term debt of 41.6% and 44.7%, and short-term debt including current maturities of long-term debt of 10.5% and 11.1%, respectively.

During 2022, NW Natural's capital structure changed primarily due to the issuance of long-term debt and capital contributions from NW Holdings. NW Holdings' capital structure changed primarily due to the issuance of long-term debt and common stock at NW Holdings. See further discussion below in "Cash Flows — Financing Activities".

Liquidity and Capital Resources
At December 31, 2022 and December 31, 2021, NW Holdings had approximately $29.3 million and $18.6 million, and NW Natural had approximately $13.0 million and $12.3 million, of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

Equity Issuance
On April 1, 2022, NW Holdings issued and sold 2,875,000 shares of its common stock pursuant to a registration statement on Form S-3 and related prospectus supplement. NW Holdings received net offering proceeds, after deducting the underwriter's discounts and commissions and estimated expenses payable by NW Holdings of approximately $138.6 million.

ATM Equity Program
In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the year ended December 31, 2022, NW Holdings issued and sold 1,381,728 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $69.7 million, net of fees and commissions paid to agents of $1.4 million. As of December 31, 2022, NW Holdings had $111.1 million of equity available for issuance under the program.

NW Holdings
For NW Holdings, short-term liquidity is primarily provided by cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities. NW Holdings also has a universal shelf registration statement filed with the SEC for the issuance of debt and equity securities. NW Holdings long-term debt, if any, and equity issuances are primarily used to provide equity contributions to NW Holdings’ operating subsidiaries for operating and capital expenditures and other corporate purposes. From 2023 through 2025, we estimate NW Holdings’ and NW Natural's combined incremental capital needs to be in the range of $450 million to $550 million. NW Holdings intends to use raised capital to support NW Natural, NW Natural Water, and NW Natural Renewables operating and capital expenditure programs. NW Holdings' issuance of securities is not subject to regulation by state public utility commissions, but the dividends from NW Natural to NW Holdings are subject to regulatory ring-fencing provisions. NW Holdings guarantees the debt of its wholly-owned subsidiary, NWN Water. See "Long-Term Debt" below for more information regarding NWN Water debt.

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

At December 31, 2022 and 2021, NW Natural satisfied the ring-fencing provisions described above.

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

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at December 31, 2022. See Note 15 below.

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

NW Natural Renewables is a newly formed, non-utility regulated subsidiary of NW Natural Holdings established to pursue non-regulated renewable natural gas activities. In September 2021, a subsidiary of NW Natural Renewables and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to develop two production facilities that are designed to convert landfill waste gases to renewable natural gas (RNG). Testing and commissioning of the production facilities is expected to occur in the spring of 2023. Upon completion of each facility, the subsidiary of NW Natural Renewables is committed to make cash payments totaling $50.1 million to partially fund the infrastructure required to condition biogas and connect gas production to existing regional pipeline networks. Alongside these development agreements, a subsidiary of NW Natural Renewables and a subsidiary of EDL executed agreements designed to secure a 20-year supply of RNG for NW Natural Renewables. Following the completion of each facility, we estimate the amount of RNG purchases based on prices and quantities specified in the agreements are as follows: approximately $6.6 million in 2023, $10.5 million in 2024, $21.0 million in 2025, $21.0 million in 2026, $27.3 million in 2027 and $567.8 million thereafter.

Other Purchase Agreements
Other purchase commitments primarily consist of remaining balances under existing purchase orders and gas storage agreements. At December 31, 2022, the amount due over the duration of the purchase agreements totaled $41.1 million. Except for these certain purchase commitments, NW Holdings and NW Natural have no material off-balance sheet financing arrangements.

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

At December 31, 2022 and 2021, NW Natural's short-term debt consisted of the following:

	December 31, 2022		December 31, 2021
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$170.2	4.6%	$245.5	0.3%
Other (NW Holdings):
Credit agreement	88.0	5.3%	144.0	1.1%
NW Holdings	$258.2		$389.5
(1) Weighted average interest rate on outstanding short-term debt

Credit Agreements
NW Holdings
NW Holdings has a $200 million sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million. The maturity date of the agreement is November 3, 2026, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2022 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. There was $88.0 million and $144.0 million of outstanding balances under the NW Holdings agreement at December 31, 2022 and 2021, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2022 and 2021, with consolidated indebtedness to total capitalization ratios of 57.6% and 60.5%, respectively.

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

Interest charges on the NW Holdings credit agreement were indexed to the London Interbank Offered Rate (LIBOR) through January 31, 2023. The agreement was amended to replace LIBOR with the secured overnight financing rate (SOFR) beginning February 2023. The SOFR is subject to a 10 basis point spread adjustment. The NW Holdings credit agreement also includes a mechanism that can increase or decrease the undrawn interest rate by up to 1 basis point and undrawn interest rate by up to 5 basis points in accordance with NW Holdings’ independently verified achievement of quantifiable metrics related to two goals—one related to carbon savings and one related to in-line inspections of NW Natural’s transmission pipeline. Performance against these metrics is designed to be assessed annually with pricing adjustments, if any, resetting off of primary pricing annually and not cumulatively.

NW Holdings had no letters of credit issued and outstanding at December 31, 2022 and 2021.

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

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2022 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at December 31, 2022 or 2021. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2022 and 2021, with consolidated indebtedness to total capitalization ratios of 52.1% and 55.8%, respectively.

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

Interest charges on the NW Natural credit agreement were indexed to the LIBOR through January 31, 2023. The agreement was amended to replace LIBOR with the SOFR beginning February 2023. The SOFR is subject to a 10 basis point spread adjustment. The NW Natural credit agreement also includes a mechanism that can increase or decrease the undrawn interest rate by up to 1 basis point and undrawn interest rate by up to 5 basis points in accordance with NW Natural’s independently verified achievement of quantifiable metrics related to two goals—one related to carbon savings and one related to in-line inspections of NW Natural’s transmission pipeline. Performance against these metrics is designed to be assessed annually with pricing adjustments, if any, resetting off of primary pricing annually and not cumulatively.

In February 2023, NW Natural issued a $14 million letter of credit through its existing credit agreement. There were no other letters of credit outstanding under the credit agreement.

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

Long-Term Debt
Issuance of Long-Term Debt
In December 2022, NW Natural entered into a Bond Purchase Agreement between NW Natural and the institutional investors named as purchasers therein. The Bond Purchase Agreement provides for the issuance of (i) $100.0 million aggregate principal amount of NW Natural’s First Mortgage Bonds (FMBs), 5.43% Series due 2053 (5.43% Bonds), (ii) $80.0 million aggregate principal amount of NW Natural’s FMBs, 5.18% Series due 2034 (5.18% Bonds) and (iii) $50.0 million aggregate principal amount of NW Natural’s FMBs, 5.23% Series due 2038 (5.23% Bonds) in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The 5.43% Bonds were issued on January 6, 2023, pursuant to the Twenty-fifth Supplemental Indenture to NW Natural’s Mortgage and Deed of Trust, dated as of July 1, 1946, with Deutsche Bank Trust Company Americas as trustee (the Mortgage). The 5.18% Bonds and the 5.23% Bonds are expected to be issued on or about August 4, 2023, pursuant to the Twenty-sixth Supplemental Indenture to the Mortgage.

The 5.43% Bonds will bear interest at the rate of 5.43% per annum, payable semi-annually on January 6 and July 6 of each year, commencing July 6, 2023, and will mature on January 6, 2053. The 5.43% Bonds will be subject to redemption prior to maturity at the option of NW Natural, in whole or in part, (i) at any time prior to July 6, 2052, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest thereon to the date of redemption, and

(ii) at any time on and after July 6, 2052, at 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption.

The 5.18% Bonds will bear interest at the rate of 5.18% per annum, payable semi-annually on February 4 and August 4 of each year, commencing February 4, 2024, and will mature on August 4, 2034. The 5.18% Bonds will be subject to redemption prior to maturity at the option of NW Natural, in whole or in part, (i) at any time prior to May 4, 2034, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest thereon to the date of redemption, and (ii) at any time on and after May 4, 2034, at 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption.

The 5.23% Bonds will bear interest at the rate of 5.23% per annum, payable semi-annually on February 4 and August 4 of each year, commencing February 4, 2024, and will mature on August 4, 2038. The 5.23% Bonds will be subject to redemption prior to maturity at the option of NW Natural, in whole or in part, (i) at any time prior to May 4, 2038, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest thereon to the date of redemption, and (ii) at any time on and after May 4, 2038, at 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption.

In September 2022, NW Holdings entered into an 18-month credit agreement for $100.0 million and borrowed the full amount. The loan carries a variable interest rate based on the SOFR, resulting in a rate of 4.2% at December 31, 2022. The loan is due and payable on March 15, 2024. The credit agreement prohibits NW Holdings from permitting consolidated indebtedness to be greater than 70% of total capitalization, each as defined therein and calculated as of the end of each fiscal quarter. Failure to comply with this financial covenant would entitle the lenders to accelerate the maturity of the amounts outstanding under the credit agreement. NW Holdings was in compliance with this financial covenant as of December 31, 2022. In December 2022, NW Holdings entered into a swap to fix the interest rate on this debt beginning in January 2023 through the loan's maturity. See "Interest Rate Swap Agreements" below for more detail.

In September 2022, NWN Water entered into an 18-month credit agreement for $50.0 million and borrowed the full amount. The loan carries a variable interest rate based on the SOFR, resulting in a rate of 4.2% at December 31, 2022. The loan is due and payable on March 15, 2024. The credit agreement prohibits NWN Water and NW Holdings from permitting consolidated indebtedness to be greater than 70% of total capitalization, each as defined therein and calculated as of the end of each fiscal quarter. Failure to comply with this financial covenant would entitle the lenders to accelerate the maturity of the amounts outstanding under the credit agreement. NWN Water and NW Holdings were in compliance with this financial covenant as of December 31, 2022.

In July 2022, NW Natural entered into a Bond Purchase Agreement between NW Natural and the institutional investors named as purchasers therein for the issuance of $140.0 million aggregate principal amount of NW Natural's FMBs due in 2052 (the Bonds). The Bonds were issued on September 30, 2022. The Bonds bear interest at the rate of 4.78% per annum, payable semi-annually on March 30 and September 30 of each year, commencing March 30, 2023, and will mature on September 30, 2052. The Bonds are subject to redemption prior to maturity at the option of NW Natural, in whole or in part, (i) at any time prior to March 30, 2052, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest thereon to the date of redemption, and (ii) at any time on and after March 30, 2052, at 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption.

In November 2021, NW Natural issued $130.0 million of FMBs with an interest rate of 3.08% due in 2051. Issued as a sustainability bond, net proceeds from the sale of the FMBs were added to the general funds of NW Natural and used for general corporate purposes, while an amount equivalent to the net proceeds from the sale of the bonds was allocated to finance and/or refinance, in whole or in part, investments in one or more projects of NW Natural deemed to be an eligible project in the bond offering. An amount equivalent to the proceeds were allocated to expenditures related to RNG infrastructure, energy efficiency programs, expenditures related to the operations of our LEED Gold certified headquarters building, and expenditures and program investments related to enabling opportunities for diverse and small business enterprises.

In June 2021, NWN Water, a wholly-owned subsidiary of NW Holdings, entered into a five-year term loan agreement for $55.0 million. The loan carried an interest rate of 2.5% at December 31, 2022, which is based upon the one-month SOFR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2022, with a consolidated indebtedness to total capitalization ratio of 57.6%. In December 2022, NW Holdings entered into a swap to fix the interest rate on this debt beginning in January 2023 through the loan's maturity. See "Interest Rate Swap Agreements" below for more detail.

Interest Rate Swap Agreements
NW Holdings and NWN Water entered into interest rate swap agreements with major financial institutions that effectively convert variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. The notional amount, effective date, expiration date and rate of the swap agreements are shown in the table below:

In millions	Notional Amount	Effective Date	Expiration Date	Fixed Rate
NW Holdings	$100.0	1/17/2023	3/15/2024	4.7%
NWN Water	$55.0	1/19/2023	6/10/2026	3.8%
Retirement of Long-Term Debt
The following NW Natural debentures were retired in the periods indicated:

	Year Ended December 31,
In millions	2022	2021	2020
NW Natural First Mortgage Bonds:
Series 5.37% due 2020	—	—	75
Series 9.05% due 2021	—	10	—
Series 3.18% due 2021	—	50	—
Total	$—	$60	$75
In June 2019, NW Natural Water, a wholly-owned subsidiary of NW Holdings, entered into a two-year term loan agreement for $35.0 million. The loan was repaid in June 2021 upon its maturity date.

Maturities and Interest on Long-Term Debt
Maturities and payment of interest on long-term debt for each of the annual periods through December 31, 2027 and thereafter are as follows:

In millions	Long-term debt maturities	Interest on long-term debt
NW Natural:
2023	$90.0	$53.9
2024	—	50.7
2025	30.0	50.2
2026	55.0	48.2
2027	64.7	44.8
Thereafter	895.0	783.0
NW Natural Total	$1,134.7	$1,030.8
Other NW Holdings:
2023	$0.8	$12.8
2024	150.7	4.2
2025	0.7	2.7
2026	55.7	1.3
2027	0.7	0.1
Thereafter	2.6	0.3
Other NW Holdings Total	$211.2	$21.4
NW Holdings:
2023	$90.8	$66.7
2024	150.7	54.9
2025	30.7	52.9
2026	110.7	49.5
2027	65.4	44.9
Thereafter	897.6	783.3
NW Holdings Total	$1,345.9	$1,052.2

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of December 31, 2022 and 2021. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows

Operating Activities
Changes in our operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

In millions	2022	2021	2020
NW Natural cash provided by operating activities	$145.2	$141.5	$148.5
NW Holdings cash provided by operating activities	$147.7	$160.4	$145.3

2022 COMPARED TO 2021. The significant factors contributing to the $3.7 million increase at NW Natural cash flow provided by operating activities were as follows:
•$52.9 million increase in net deferred gas costs as the actual cost of gas during the year ended December 31, 2022 was higher than the rate embedded in the PGA. In addition, for the year ended December 31, 2021, actual gas costs were 21% above the PGA rate due to the 2021 cold weather event; and
•$12.6 million increase in accounts payable primarily due to a larger volume of gas purchased and the higher cost of gas; partially offset by
•$32.0 million increase in asset optimization revenue sharing bill credits to customers due to the 2021 cold weather event; and
•$32.1 million increase in accounts receivable and accrued unbilled revenue resulting from higher balances due to colder weather.
The $12.7 million decrease in NW Holdings cash flow provided by operating activities were driven by the above factors affecting NW Natural, in addition to lower prepaid income taxes in 2022 compared to 2021.

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

During the year ended December 31, 2022, NW Natural did not make any cash contributions to its qualified defined benefit pension plan, compared to $9.6 million in 2021 and $29.0 million in 2020. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural does not expect to make any plan contributions during 2023. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans’ assets. See Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to our operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16.

Investing Activities

In millions	2022	2021	2020
NW Natural cash used in investing activities	$(320.3)	$(275.7)	$(264.1)
NW Holdings cash used in investing activities	$(435.5)	$(300.1)	$(294.3)

2022 COMPARED TO 2021. Cash used in investing activities increased $44.6 million at NW Natural and $135.4 million at NW Holdings, respectively. The increase at NW Natural is primary driven by an increase in capital expenditures of $40.4 million. The increase at NW Holdings is driven by the increase at NW Natural and $94.3 million in cash paid for water and wastewater acquisitions.

2021 COMPARED TO 2020. Cash used in investing activities increased $11.6 million at NW Natural and $5.8 million at NW Holdings, respectively. The increase at NW Natural is primary driven by an increase in capital expenditures of $12.2 million for customer growth, system reinforcement, and technology. The increase at NW Holdings is driven by the $14.5 million purchase of an equity method investment and $12.5 million of proceeds from the sale of discontinued operations in 2020, partially offset by a $37.0 million decrease in cash paid for acquisitions.

NW Natural capital expenditures for 2023 are expected to be in the range of $310 million to $350 million and for the five-year period from 2023 to 2027 are expected to range from $1.3 billion to $1.5 billion. NW Natural Water is expected to invest approximately $25 million in 2023 related to maintenance capital expenditures for water and wastewater utilities owned as of December 31, 2022, and for the five-year period from 2023 to 2027 capital expenditures are expected to invest approximately $90 million to $110 million.

The timing and amount of the core capital expenditures and projects for 2023 and the next five years could change based on regulation, growth, and cost estimates. Additional investments in our infrastructure during and after 2023 that are not incorporated in the estimates provided above will depend largely on additional regulations, growth, and expansion opportunities. Required funds for the investments are expected to be internally generated or financed with long-term debt or equity, as appropriate.

Financing Activities

In millions	2022	2021	2020
NW Natural cash provided by financing activities	$178.9	$139.3	$122.4
NW Holdings cash provided by financing activities	$301.6	$131.4	$171.8

2022 COMPARED TO 2021. Cash provided by financing activities increased $39.6 million at NW Natural primarily driven by $63.4 million in capital contributions by NW Holdings, partially offset by changes in debt.

Cash provided by financing activities increased $170.2 million at NW Holdings primarily due to cash proceeds of $191.1 million from the issuance of common stock and the ATM equity program, partially offset by changes in debt.

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

Pension Cost and Funding Status of Qualified Retirement Plans
NW Natural's pension costs are determined in accordance with accounting standards for compensation and retirement benefits. See “Application of Critical Accounting Policies and Estimates – Pensions and Postretirement Benefits” below. Pension expense for NW Natural's qualified defined benefit plan, which is allocated between operations and maintenance expenses and capital expenditures totaled $5.4 million in 2022, a decrease of $11.2 million from 2021. The fair market value of pension assets in this plan decreased to $280.3 million at December 31, 2022 from $399.2 million at December 31, 2021. The decrease was due to a loss on plan assets of $93.7 million and benefit payments of $25.2 million.

Contributions made to NW Natural's company-sponsored qualified defined benefit pension plan are based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The qualified defined benefit pension plan was underfunded by $101.3 million at December 31, 2022. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural does not expect to make any plan contributions during 2023. The amount and timing of future contributions will depend on market interest rates and investment returns on the plan's assets. See Note 10 for information regarding employer contributions and estimated future benefit payments and other pension disclosures.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates—Environmental Contingencies” below. At December 31, 2022, NW Natural's total estimated liability related to environmental sites was $118.8 million. See Note 17 and "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" above.

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

Based on current accounting and regulatory competitive conditions, NW Natural believes it is reasonable to expect continued application of regulatory accounting for NGD activities. Further, it is reasonable to expect the recovery or refund of NW Natural's regulatory assets and liabilities at December 31, 2022 through future customer rates. If it is determined that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances against earnings in the period such determination is made. The net balance in regulatory asset and liability accounts was a net liability of $479.3 million and a net liability of $382.7 million as of December 31, 2022 and 2021, respectively. See Note 2 for more detail on regulatory balances.

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

Accrued Unbilled Revenue
For a description of the policy regarding accrued unbilled revenue, most of which relates to the NGD business at NW Natural, see Note 2. The following table presents changes in key metrics if the estimated percentage of unbilled volume at December 31 was adjusted up or down by 1%:

	2022
In millions	Up 1%	Down 1%
Unbilled revenue increase (decrease)(1)	$1.6	$(1.6)
Margin increase (decrease)(1)	0.2	(0.2)
Net income before tax increase (decrease)(1)	0.2	(0.2)
(1)    Includes impact of regulatory mechanisms including decoupling mechanism and excludes the impact of unbilled revenue from water services.

Derivative Instruments and Hedging Activities
NW Holdings and NW Natural have financial derivative policies that set forth guidelines for using financial derivative instruments to support prudent risk management strategies. These policies specifically prohibit the use of derivatives for trading or speculative purposes. Financial derivative contracts are utilized to hedge a portion of natural gas sale requirements. These contracts include swaps, options, and combinations of option contracts. NW Natural primarily uses these derivative financial instruments to manage commodity price variability. A small portion of NW Natural's derivative hedging strategy involves foreign currency exchange contracts.

Derivative instruments are recorded on the balance sheet at fair value. If certain regulatory conditions are met, then the derivative instrument fair value is recorded together with an offsetting entry to a regulatory asset or liability account pursuant to regulatory accounting, and no unrealized gain or loss is recognized in current income or loss. See "Regulatory Accounting" above for additional information. The gain or loss from the fair value of a derivative instrument subject to regulatory deferral is included in the recovery from, or refund to, NGD business customers in future periods. If a derivative contract is not subject to regulatory deferral, then the accounting treatment for unrealized gains and losses is recorded in accordance with accounting standards for derivatives and hedging which is either in current income or loss or in accumulated other comprehensive income or loss (AOCI or AOCL). Derivative contracts outstanding at December 31, 2022, 2021 and 2020 were measured at fair value using models or other market accepted valuation methodologies derived from observable market data. Estimates of fair value may change significantly from period-to-period depending on market conditions, notional amounts, and prices. These changes may have an impact on results of operations, but the impact would largely be mitigated due to the majority of derivative activities being subject to regulatory deferral treatment. For more information on derivative activity and associated regulatory treatment, see Note 2 and Note 15.

The following table summarizes the amount of gains realized from commodity price transactions for the last three years:

In millions	2022	2021	2020
NGD business net gain on commodity swaps	$107.8	$50.9	$2.3

Realized gains and losses from commodity hedges shown above were recorded in cost of gas and were, or will be, included in annual PGA rates.

NW Holdings and NWN Water also use financial derivatives to hedge interest rate risk in the form of pay-fixed interest rate swaps. Unrealized gains and losses related to these interest rate swap agreements are recorded in AOCI on the consolidated balance sheet.

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

Net periodic pension and postretirement benefit costs (retirement benefit costs) and projected benefit obligations (benefit obligations) are determined using a number of key assumptions, including discount rates, rate of compensation increases, retirement ages, mortality rates and an expected long-term return on plan assets. See Note 10.

Accounting standards also require balance sheet recognition of unamortized actuarial gains and losses and prior service costs in AOCI or AOCL, net of tax. However, the retirement benefit costs related to qualified defined benefit pension and postretirement benefit plans are generally recovered in rates charged to NGD customers, which are set based on accounting standards for pensions and postretirement benefit expenses. As such, NW Natural received approval from the OPUC to recognize the unamortized actuarial gains and losses and prior service costs as a regulatory asset or regulatory liability based on expected rate recovery, rather than including it as AOCI or AOCL under common equity. See "Regulatory Accounting" above and Note 2, "Industry Regulation."

A number of factors, as discussed above, are considered in developing pension and postretirement benefit assumptions. For the December 31, 2022 measurement date, NW Natural reviewed and updated:
•the weighted-average discount rate assumptions for pensions increased from 2.71% for 2021 to 5.18% for 2022, and the weighted-average discount rate assumptions for other postretirement benefits increased from 2.72% for 2021 to 5.19% for 2022. The new rate assumptions were determined for each plan based on a matching of benchmark interest rates to the estimated cash flows, which reflect the timing and amount of future benefit payments. Benchmark interest rates are drawn from the FTSE Above Median Curve, which consists of high quality bonds rated AA- or higher by S&P or Aa3 or higher by Moody’s;
•the expected annual rate of future compensation is separately determined for bargaining unit and non-bargaining unit employees. The rate assumption ranges from 4.5% to 5.0% in 2023, 4.0% to 6.0% in 2024 and 4.0% thereafter.
•the expected long-term return on qualified defined benefit plan assets increased to 7.50% in 2022 from 7.00% in 2021; and
•other key assumptions, which were based on actual plan experience and actuarial recommendations.

At December 31, 2022, the net pension liability (benefit obligations less market value of plan assets) for the defined benefit pension plan decreased $3.3 million compared to 2021. The decrease in the net pension liability is primarily due to the $118.9 million decrease in plan assets and the $122.3 million decrease to the pension benefit obligation. The liability for non-qualified plans decreased $6.9 million, and the liability for other postretirement benefits decreased $7.3 million in 2022.
The expected long-term rate of return on plan assets is determined by averaging the expected earnings for the target asset portfolio. In developing expected return, historical actual performance, and long-term return projections are analyzed, which gives consideration to the current asset mix and target asset allocation.

NW Natural believes its pension assumptions are appropriate based on plan design and an assessment of market conditions. The following shows the sensitivity of retirement benefit costs and benefit obligations to changes in certain actuarial assumptions:

Dollars in millions	Change in Assumption	Impact on 2022 Retirement Benefit Costs	Impact on Retirement Benefit Obligations at Dec. 31, 2022
Discount rate:	(0.25)%
Qualified defined benefit plans		$1.6	$10.5
Non-qualified plans		—	0.1
Other postretirement benefits		0.1	0.5
Expected long-term return on plan assets:	(0.25)%
Qualified defined benefit plans		0.9	N/A

Income Taxes
Valuation Allowances
Deferred tax assets are recognized to the extent that these assets are believed to be more likely than not to be realized. In making such a determination, available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. NW Holdings and NW Natural have determined that all recorded deferred tax assets are more likely than not to be realized as of December 31, 2022. See Note 11.

Uncertain Tax Benefits
The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in the jurisdictions in which we operate. A tax benefit from a material uncertain tax position will only be recognized when it is more likely than not that the position, or some portion thereof, will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits. NW Holdings and NW Natural participate in the Compliance Assurance Process (CAP) with the Internal Revenue Service (IRS). Under the CAP program companies work with the IRS to identify and resolve material tax matters before the federal income tax return is filed each year. No reserves for uncertain tax benefits were recorded during 2022, 2021, or 2020. See Note 11.

Tax Legislation
When significant proposed or enacted changes in income tax rules occur, we consider whether there may be a material impact to our financial position, results of operations, cash flows, or whether the changes could materially affect existing assumptions used in making estimates of tax related balances.

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

Regulatory Matters
Regulatory tax assets and liabilities are recorded to the extent it is probable they will be recoverable from, or refunded to, customers in the future. At December 31, 2022 and 2021, NW Natural had net regulatory income tax assets of $10.2 million and $12.4 million, respectively, representing future rate recovery of deferred tax liabilities resulting from differences in NGD plant financial statement and tax bases and NGD plant removal costs. These regulatory assets are currently being recovered through customer rates. At December 31, 2022 and 2021, regulatory income tax assets of $2.9 million and $2.4 million, respectively, were recorded by NW Natural, representing probable future rate recovery of deferred tax liabilities resulting from the equity portion of AFUDC. At December 31, 2021, regulatory income tax asset of $0.4 million was recorded by NW Natural, representing future recovery of Oregon CAT that was deferred between January 1, 2020 and October 31, 2020. In October 2020, the OPUC issued an order providing for recovery of deferred Oregon CAT as well as CAT incurred prospectively beginning November 1, 2020. This asset was fully recovered as of December 31, 2022.

At December 31, 2022 and 2021, regulatory liability balances, representing the estimated net benefit to NGD customers resulting from the change in deferred taxes as a result of the TCJA, of $181.4 million and $189.6 million, respectively, were recorded by NW Natural. These balances include a gross up for income taxes of $48.0 million and $50.2 million, respectively.

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

The carrying value of goodwill is reviewed annually during the fourth quarter, or whenever events or changes in circumstance indicate that such carrying values may not be recoverable.

NW Holdings' policy for goodwill assessments begins with a qualitative analysis in which events and circumstances are evaluated, including macroeconomic conditions, industry and market conditions, regulatory environments, and the overall financial performance of the reporting unit. If the qualitative assessment indicates that the carrying value may be at risk of recoverability, a quantitative evaluation is performed to measure the carrying value against the fair value of the reporting unit. This evaluation may involve the assessment of future cash flows and other subjective factors for which uncertainty exists and could impact the estimation of future cash flows. These factors include, but are not limited to, the amount and timing of future cash flows, future growth rates, and the discount rate. Unforeseen events and changes in circumstances or market conditions could adversely affect these estimates, which could result in an impairment charge. A qualitative assessment was performed during the fourth quarter of 2022 which indicated a quantitative assessment was not required; thus, no goodwill impairment was recorded. See Note 2 and Note 14 for additional information.

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

Commodity Supply Risk
NW Natural enters into spot, short-term, and long-term natural gas supply contracts, along with associated pipeline transportation contracts, to manage commodity supply risk. Historically, NW Natural has arranged for physical delivery of an adequate supply of gas, including gas in Mist storage and off-system storage facilities, to meet expected requirements of core NGD customers. NW Natural's long-term gas supply contracts are primarily index-based and subject to monthly re-pricing, a strategy that is intended to substantially mitigate credit exposure to physical gas counterparties. Absolute notional amounts under physical gas contracts related to open positions on derivative instruments were 463 million therms and 432 million therms as of December 31, 2022 and 2021, respectively.

Commodity Price Risk
Natural gas commodity prices are subject to market fluctuations due to unpredictable factors including weather, pipeline transportation congestion, drilling technologies, market speculation, and other factors that affect supply and demand. Commodity price risk is hedged with financial swaps, storage and physical gas reserves from a long-term investment in working interests in gas leases operated by Jonah Energy. These hedges are generally included in NW Natural's annual PGA filing for recovery, subject to a regulatory prudence review. Notional amounts under financial derivative contracts were $359.5 million and $159.9 million as of December 31, 2022 and 2021, respectively. The fair value of financial swaps, based on market prices at December 31, 2022, was an unrealized gain of $150.6 million, which would result in cash inflows of $134.3 million in 2023, $10.8 million in 2024, and $5.5 million in 2025.

Interest Rate Risk
NW Holdings and NW Natural are exposed to interest rate risk primarily associated with new debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. Interest rate risk is primarily managed through the issuance of fixed-rate debt with varying maturities. NW Holdings and NW Natural may also enter into financial derivative instruments, including interest rate swaps, options and other hedging instruments, to manage and mitigate interest rate exposure. NW Holdings and NWN Water entered into interest rate swaps transactions for a total notional amount of $155 million to manage variable interest rate risk in December 2022. NW Natural did not have any outstanding interest rate swaps as of December 31, 2022 or 2021.

Foreign Currency Risk
The costs of certain pipeline and off-system storage services purchased from Canadian suppliers are subject to changes in the value of the Canadian currency in relation to the U.S. currency. Foreign currency forward contracts are used to hedge against fluctuations in exchange rates for NW Natural's commodity-related demand and reservation charges paid in Canadian dollars. Notional amounts under foreign currency forward contracts were $7.6 million and $6.3 million as of December 31, 2022 and 2021, respectively. If all of the foreign currency forward contracts had been settled on December 31, 2022, a loss of $165 thousand would have been realized. See Note 15.

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

Credit Exposure to Financial Derivative Counterparties
Based on estimated fair value at December 31, 2022, NW Natural's overall credit exposure relating to commodity contracts was $150.6 million. We generally have credit exposure to financial commodity swap derivative counterparties when forward gas prices exceed our hedge prices, which was the case with all financial swap counterparties at December 31, 2022. NW Natural’s credit exposure also includes interest rate swap and foreign exchange forward counterparties, neither of which were significant at December 31, 2022. NW Natural's financial derivatives policy requires counterparties to have at least an investment-grade credit rating at the time the derivative instrument is entered into and specific limits on the contract amount and duration based on each counterparty’s credit rating. NW Natural actively monitors and manages derivative credit exposure and places counterparties on hold for trading purposes or requires cash collateral, letters of credit, or guarantees as circumstances warrant.

The following table summarizes NW Natural's overall financial swap and option credit exposure, based on estimated fair value, and the corresponding counterparty credit ratings. The table uses credit ratings from S&P and Moody’s, reflecting the higher of the S&P or Moody’s rating or a middle rating if the entity is split-rated with more than one rating level difference:

	Financial Derivative Position by Credit Rating Unrealized Fair Value Gain (Loss)
In millions	2022	2021
AA/Aa	$77.9	$44.3
A/A	72.7	6.9
Total	$150.6	$51.2

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

At December 31, 2022, financial derivative commodity credit risk on a volumetric basis was geographically concentrated 28% in the United States and 71% in Canada, based on counterparties' location. At December 31, 2021, financial derivative commodity credit risk on a volumetric basis was geographically concentrated 37% in the United States and 63% in Canada with our counterparties.

Credit Exposure to Insurance Companies
Credit exposure to insurance companies for loss or damage claims could be material. NW Holdings and NW Natural regularly monitor the financial condition of insurance companies who provide general liability insurance policy coverage to NW Holdings, NW Natural, their predecessors, and their subsidiaries.

Weather Risk
NW Natural has a weather normalization mechanism in Oregon; however, it is exposed to weather risk primarily from NGD business operations. A large percentage of NGD margin is volume driven, and current rates are based on an assumption of average weather. NW Natural's weather normalization mechanism in Oregon is for residential and small commercial customers, which is intended to stabilize the recovery of NGD business fixed costs and reduce fluctuations in customers’ bills due to colder or warmer than average weather. Customers in Oregon are allowed to opt out of the weather normalization mechanism. As of December 31, 2022, approximately 7% of Oregon customers had opted out. In addition to the Oregon customers opting out, Washington residential and commercial customers account for approximately 12% of our total customer base and are not covered by weather normalization. The combination of Oregon and Washington customers not covered by a weather normalization mechanism is 19% of all residential and commercial customers. See "Results of Operations—Regulatory Matters—Rate Mechanisms—WARM" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

		Page
1.	Management's Reports on Internal Control Over Financial Reporting	72

2.	Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)	74

3.	Consolidated Financial Statements:

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Holding Company for the Years Ended December 31, 2022, 2021, and 2020	78

	Consolidated Balance Sheets of Northwest Natural Holding Company at December 31, 2022 and 2021	79

	Consolidated Statements of Shareholders’ Equity of Northwest Natural Holding Company for the Years Ended December 31, 2022, 2022, and 2020	81

	Consolidated Statements of Cash Flows of Northwest Natural Holding Company for the Years Ended December 31, 2022, 2021, and 2020	82

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Gas Company for the Years Ended December 31, 2022, 2021, and 2020	84

	Consolidated Balance Sheets of Northwest Natural Gas Company at December 31, 2022 and 2021	85

	Consolidated Statements of Shareholder's Equity of Northwest Natural Gas Company for the Years Ended December 31, 2022, 2021, and 2020	87

	Consolidated Statements of Cash Flows of Northwest Natural Gas Company for the Years Ended December 31, 2022, 2021, and 2020	88

	Notes to Consolidated Financial Statements	89

4.	Supplementary Data for the Years Ended December 31, 2022, 2021, and 2020:

	Financial Statement Schedules

	Schedule I - Condensed Financial Information of Northwest Natural Holding Company at December 31, 2022 and 2021, and for the Years Ended December 31, 2022, 2021, and 2020	131

	Schedule II – Valuation and Qualifying Accounts and Reserves of Northwest Natural Holding Company and Northwest Natural Gas Company for the Years Ended December 31, 2022, 2021, and 2020	135

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

NW Holdings management assessed the effectiveness of NW Holdings' internal control over financial reporting as of December 31, 2022. In making this assessment, NW Holdings management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Holdings management's assessment and those criteria, NW Holdings management has concluded that it maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report.

/s/ David H. Anderson
David H. Anderson
President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer
Frank H. Burkhartsmeyer
Senior Vice President and Chief Financial Officer

February 24, 2023

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

NW Natural management assessed the effectiveness of NW Natural's internal control over financial reporting as of December 31, 2022. In making this assessment, NW Natural management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Natural management's assessment and those criteria, NW Natural management has concluded that it maintained effective internal control over financial reporting as of December 31, 2022.

/s/ David H. Anderson
David H. Anderson
President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer
Frank H. Burkhartsmeyer
Senior Vice President and Chief Financial Officer

February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Northwest Natural Holding Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Northwest Natural Holding Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, there were $457.9 million of regulatory assets and $938.2 million of regulatory liabilities as of December 31, 2022. As disclosed by management, the Company has operations that are subject to the actions of regulators which establish rates in general rate cases and other proceedings which are designed to recover specific costs of providing regulatory services for which management records regulatory assets and liabilities. Regulatory accounting requires management to account for deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue on the income statement at the same time the adjustment to amounts is included in rates charged to customers.

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
February 24, 2023

We have served as the Company’s auditor since 1997.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Northwest Natural Gas Company:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northwest Natural Gas Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income (loss), of shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, there were $457.9 million of regulatory assets and $937.2 million of regulatory liabilities as of December 31, 2022. As disclosed by management, the Company has operations that are subject to the actions of regulators which establish rates in general rate cases and other proceedings which are designed to recover specific costs of providing regulatory services for which management records regulatory assets and liabilities. Regulatory accounting requires management to account for deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue on the income statement at the same time the adjustment to amounts is included in rates charged to customers.

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
February 24, 2023

We have served as the Company’s auditor since 1997.

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands, except per share data	2022	2021	2020

Operating revenues	$1,037,353	$860,400	$773,679

Operating expenses:
Cost of gas	429,635	292,314	262,755
Operations and maintenance	224,667	204,227	180,129
Environmental remediation	12,389	9,938	9,691
General taxes	41,031	38,633	35,078
Revenue taxes	41,826	34,740	30,291
Depreciation	116,707	113,534	103,683
Other operating expenses	3,621	3,897	3,701
Total operating expenses	869,876	697,283	625,328
Income from operations	167,477	163,117	148,351
Other income (expense), net	1,203	(12,559)	(13,944)
Interest expense, net	53,247	44,486	43,052
Income before income taxes	115,433	106,072	91,355
Income tax expense	29,130	27,406	21,082
Net income from continuing operations	86,303	78,666	70,273
Income from discontinued operations, net of tax	—	—	6,508
Net income	86,303	78,666	76,781
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $(1,511) for 2022, $(219) for 2021, and $1,025 for 2020	4,195	593	(2,848)
Amortization of non-qualified employee benefit plan liability, net of taxes of $(286) for 2022, $(320) for 2021, and $(244) for 2020	795	905	679
Unrealized gain on interest rate swaps, net of taxes of $(47) for 2022	129	—	—
Comprehensive income	$91,422	$80,164	$74,612
Average common shares outstanding:
Basic	33,934	30,702	30,541
Diluted	33,984	30,752	30,599
Earnings from continuing operations per share of common stock:
Basic	$2.54	$2.56	$2.30
Diluted	2.54	2.56	2.30
Earnings from discontinued operations per share of common stock:
Basic	$—	$—	$0.21
Diluted	—	—	0.21
Earnings per share of common stock:
Basic	$2.54	$2.56	$2.51
Diluted	2.54	2.56	2.51

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2022	2021

Assets:
Current assets:
Cash and cash equivalents	$29,270	$18,559
Accounts receivable	168,906	101,495
Accrued unbilled revenue	89,048	82,169
Allowance for uncollectible accounts	(3,296)	(2,018)
Regulatory assets	117,491	72,391
Derivative instruments	194,412	48,130
Inventories	87,096	57,262
Other current assets	61,286	59,288
Total current assets	744,213	437,276
Non-current assets:
Property, plant, and equipment	4,261,566	3,997,243
Less: Accumulated depreciation	1,147,166	1,125,873
Total property, plant, and equipment, net	3,114,400	2,871,370
Regulatory assets	340,432	314,579
Derivative instruments	5,045	10,730
Other investments	95,704	89,278
Operating lease right of use asset, net	73,429	75,049
Assets under sales-type leases	134,302	138,995
Goodwill	149,283	70,570
Other non-current assets	91,518	56,757
Total non-current assets	4,004,113	3,627,328
Total assets	$4,748,326	$4,064,604

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2022	2021

Liabilities and equity:
Current liabilities:
Short-term debt	$258,200	$389,500
Current maturities of long-term debt	90,697	345
Accounts payable	180,667	133,486
Taxes accrued	15,625	15,520
Interest accrued	10,169	7,503
Regulatory liabilities	248,582	112,281
Derivative instruments	28,728	10,402
Operating lease liabilities	1,514	1,296
Other current liabilities	64,552	54,432
Total current liabilities	898,734	724,765
Long-term debt	1,246,167	1,044,587
Deferred credits and other non-current liabilities:
Deferred tax liabilities	366,022	340,231
Regulatory liabilities	689,578	658,332
Pension and other postretirement benefit liabilities	149,143	166,684
Derivative instruments	20,838	412
Operating lease liabilities	78,965	79,468
Other non-current liabilities	123,438	114,979
Total deferred credits and other non-current liabilities	1,427,984	1,360,106
Commitments and contingencies (see Note 16 and Note 17)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 35,525 and 31,129 at December 31, 2022 and 2021, respectively	805,253	590,771
Retained earnings	376,473	355,779
Accumulated other comprehensive loss	(6,285)	(11,404)
Total equity	1,175,441	935,146
Total liabilities and equity	$4,748,326	$4,064,604

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2019	$558,282	$318,450	$(10,733)	$865,999
Comprehensive income (loss)	—	76,781	(2,169)	74,612
Dividends on common stock, $1.91 per share	—	(58,708)	—	(58,708)
Stock-based compensation	4,361	—	—	4,361
Shares issued pursuant to equity based plans	2,469	—	—	2,469
Balance at December 31, 2020	565,112	336,523	(12,902)	888,733
Comprehensive income (loss)	—	78,666	1,498	80,164
Dividends on common stock, $1.92 per share	—	(59,410)	—	(59,410)
Stock-based compensation	3,615	—	—	3,615
Shares issued pursuant to equity based plans	4,543	—	—	4,543
Issuance of common stock, net of issuance costs	17,501	—	—	17,501
Balance at December 31, 2021	590,771	355,779	(11,404)	935,146
Comprehensive income (loss)	—	86,303	5,119	91,422
Dividends on common stock, $1.93 per share	—	(65,609)	—	(65,609)
Stock-based compensation	3,228	—	—	3,228
Shares issued pursuant to equity based plans	2,978	—	—	2,978
Issuance of common stock, net of issuance costs	208,276	—	—	208,276
Balance at December 31, 2022	$805,253	$376,473	$(6,285)	$1,175,441

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2022	2021	2020
Operating activities:
Net income	$86,303	$78,666	$76,781
Adjustments to reconcile net income to cash provided by operations:
Depreciation	116,707	113,534	103,683
Regulatory amortization of gas reserves	5,589	13,897	17,779
Deferred income taxes	17,410	14,617	18,667
Qualified defined benefit pension plan expense	5,351	16,556	18,370
Contributions to qualified defined benefit pension plans	—	(9,590)	(28,980)
Deferred environmental expenditures, net	(18,160)	(18,187)	(27,871)
Environmental remediation expense	12,389	9,938	9,691
Gain on sale of discontinued operations, net of tax	—	—	(5,902)
Asset optimization revenue sharing bill credits	(41,102)	(9,053)	(16,970)
Other	21,558	20,622	10,028
Changes in assets and liabilities:
Receivables, net	(76,454)	(44,128)	(16,799)
Inventories	(29,269)	(14,571)	1,262
Income and other taxes	6,908	3,292	(10,710)
Accounts payable	24,508	12,118	(15,910)
Deferred gas costs	12,334	(40,541)	17,590
Asset optimization revenue sharing	28,937	44,458	(7,244)
Decoupling mechanism	10,922	(5,206)	2,884
Cloud-based software	(23,908)	(7,407)	(4,265)
Other, net	(12,351)	(18,662)	1,340
Discontinued operations	—	—	1,894
Cash provided by operating activities	147,672	160,353	145,318
Investing activities:
Capital expenditures	(338,602)	(293,892)	(273,016)
Acquisitions, net of cash acquired	(94,279)	(1,289)	(38,263)
Leasehold improvement expenditures	(761)	(1,364)	(7,878)
Proceeds from the sale of assets	870	3,926	8,149
Purchase of equity method investment	(1,000)	(14,450)	—
Proceeds from sale of equity method investment	—	7,000	7,000
Proceeds from sale of discontinued operations	—	—	12,500
Other	(1,688)	(54)	1,654
Discontinued operations	—	—	(4,423)
Cash used in investing activities	(435,460)	(300,123)	(294,277)

	Year Ended December 31,
	2022	2021	2020
Financing activities:
Proceeds from common stock issued, net	208,561	17,501	—
Long-term debt issued	290,000	185,000	150,000
Long-term debt retired	—	(95,000)	(75,000)
Proceeds from term loan due within one year	—	100,000	150,000
Repayment of term loan	—	(100,000)	(150,000)
Proceeds from commercial paper, maturities greater than three months	—	—	195,025
Repayments of commercial paper, maturities greater than three months	—	(195,025)	—
Changes in other short-term debt, net	(131,300)	280,000	(39,600)
Cash dividend payments on common stock	(62,771)	(55,919)	(55,420)
Other	(2,858)	(5,121)	(3,228)
Cash provided by financing activities	301,632	131,436	171,777
Increase (decrease) in cash, cash equivalents and restricted cash	13,844	(8,334)	22,818
Cash, cash equivalents and restricted cash, beginning of period	27,120	35,454	12,636
Cash, cash equivalents and restricted cash, end of period	$40,964	$27,120	$35,454

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$50,823	$43,719	$42,651
Income taxes paid, net of refunds	2,779	10,555	13,644
See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands	2022	2021	2020

Operating revenues	$1,014,339	$843,057	$758,748

Operating expenses:
Cost of gas	429,861	292,538	262,980
Operations and maintenance	204,845	188,762	168,869
Environmental remediation	12,389	9,938	9,691
General taxes	40,151	38,150	34,459
Revenue taxes	41,627	34,600	30,291
Depreciation	112,957	110,504	101,586
Other operating expenses	3,135	3,332	3,232
Total operating expenses	844,965	677,824	611,108
Income from operations	169,374	165,233	147,640
Other income (expense), net	(436)	(12,745)	(15,116)
Interest expense, net	46,338	42,983	40,866
Income before income taxes	122,600	109,505	91,658
Income tax expense	31,036	28,333	21,095
Net income	91,564	81,172	70,563
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $(1,511) for 2022, $(219) for 2021, and $1,025 for 2020	4,195	593	(2,848)
Amortization of non-qualified employee benefit plan liability, net of taxes of $(286) for 2022, $(320) for 2021, and $(244) for 2020	795	905	679
Comprehensive income	$96,554	$82,670	$68,394

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2022	2021

Assets:
Current assets:
Cash and cash equivalents	$12,977	$12,271
Accounts receivable	165,607	99,780
Accrued unbilled revenue	87,482	82,028
Receivables from affiliates	634	261
Allowance for uncollectible accounts	(3,079)	(1,962)
Regulatory assets	117,491	72,391
Derivative instruments	194,236	48,130
Inventories	86,207	56,752
Other current assets	57,269	47,378
Total current assets	718,824	417,029
Non-current assets:
Property, plant, and equipment	4,148,547	3,931,640
Less: Accumulated depreciation	1,137,231	1,119,361
Total property, plant, and equipment, net	3,011,316	2,812,279
Regulatory assets	340,407	314,539
Derivative instruments	5,045	10,730
Other investments	80,110	74,786
Operating lease right of use asset, net	72,720	74,987
Assets under sales-type leases	134,302	138,995
Other non-current assets	89,994	55,027
Total non-current assets	3,733,894	3,481,343
Total assets	$4,452,718	$3,898,372

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2022	2021

Liabilities and equity:
Current liabilities:
Short-term debt	$170,200	$245,500
Current maturities of long-term debt	89,942	—
Accounts payable	177,590	131,475
Payables to affiliates	9,175	1,248
Taxes accrued	15,426	15,476
Interest accrued	8,900	7,296
Regulatory liabilities	248,553	112,281
Derivative instruments	28,728	10,402
Operating lease liabilities	1,363	1,273
Other current liabilities	62,019	53,591
Total current liabilities	811,896	578,542
Long-term debt	1,035,935	986,495
Deferred credits and other non-current liabilities:
Deferred tax liabilities	362,353	337,717
Regulatory liabilities	688,599	657,350
Pension and other postretirement benefit liabilities	149,143	166,684
Derivative instruments	20,838	412
Operating lease liabilities	78,345	79,431
Other non-current liabilities	114,527	113,934
Total deferred credits and other non-current liabilities	1,413,805	1,355,528
Commitments and contingencies (see Note 16 and Note 17)
Equity:
Common stock	614,903	435,515
Retained earnings	582,593	553,696
Accumulated other comprehensive loss	(6,414)	(11,404)
Total equity	1,191,082	977,807
Total liabilities and equity	$4,452,718	$3,898,372

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2019	$319,557	$513,372	$(10,733)	$822,196
Comprehensive income (loss)	—	70,563	(2,169)	68,394
Dividends on common stock	—	(55,355)	—	(55,355)
Other	(51)	—	—	(51)
Balance at December 31, 2020	319,506	528,580	(12,902)	835,184
Comprehensive income (loss)	—	81,172	1,498	82,670
Dividends on common stock	—	(56,056)	—	(56,056)
Capital contributions from parent	116,009	—	—	116,009
Balance at December 31, 2021	435,515	553,696	(11,404)	977,807
Comprehensive income (loss)	—	91,564	4,990	96,554
Dividends on common stock	—	(62,667)	—	(62,667)
Capital contributions from parent	179,388	—	—	179,388
Balance at December 31, 2022	$614,903	$582,593	$(6,414)	$1,191,082

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2022	2021	2020
Operating activities:
Net income	$91,564	$81,172	$70,563
Adjustments to reconcile net income to cash provided by operations:
Depreciation	112,957	110,504	101,586
Regulatory amortization of gas reserves	5,589	13,897	17,779
Deferred income taxes	16,288	13,223	4,645
Qualified defined benefit pension plan expense	5,351	16,556	18,370
Contributions to qualified defined benefit pension plans	—	(9,590)	(28,980)
Deferred environmental expenditures, net	(18,160)	(18,187)	(27,871)
Environmental remediation expense	12,389	9,938	9,691
Asset optimization revenue sharing bill credits	(41,102)	(9,053)	(16,970)
Other	20,448	18,517	9,945
Changes in assets and liabilities:
Receivables, net	(75,177)	(43,030)	(16,540)
Inventories	(28,890)	(14,427)	1,539
Income and other taxes	6,729	(10,405)	10,832
Accounts payable	21,375	8,728	(18,909)
Deferred gas costs	12,334	(40,541)	17,590
Asset optimization revenue sharing	28,937	44,458	(7,244)
Decoupling mechanism	10,922	(5,206)	2,884
Cloud-based software	(23,908)	(7,407)	(4,265)
Other, net	(12,455)	(17,653)	3,872
Cash provided by operating activities	145,191	141,494	148,517
Investing activities:
Capital expenditures	(318,686)	(278,237)	(266,048)
Leasehold improvement expenditures	(761)	(1,364)	(7,878)
Proceeds from the sale of assets	870	3,926	8,149
Other	(1,688)	(54)	1,654
Cash used in investing activities	(320,265)	(275,729)	(264,123)
Financing activities:
Long-term debt issued	140,000	130,000	150,000
Long-term debt retired	—	(60,000)	(75,000)
Proceeds from term loan due within one year	—	100,000	150,000
Repayment of term loan	—	(100,000)	(150,000)
Proceeds from commercial paper, maturities greater than three months	—	—	195,025
Repayment of commercial paper, maturities greater than three months	—	(195,025)	—
Changes in other short-term debt, net	(75,300)	209,000	(88,600)
Cash contributions received from parent	179,388	116,009	—
Cash dividend payments on common stock	(62,667)	(56,056)	(55,355)
Other	(2,508)	(4,600)	(3,632)
Cash provided by financing activities	178,913	139,328	122,438
Increase in cash, cash equivalents and restricted cash	3,839	5,093	6,832
Cash, cash equivalents and restricted cash, beginning of period	20,832	15,739	8,907
Cash, cash equivalents and restricted cash, end of period	$24,671	$20,832	$15,739
Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$44,813	$42,395	$40,624
Income taxes paid, net of refunds	5,990	26,451	6,100
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

NW Natural's regulated natural gas distribution activities are reported in the natural gas distribution (NGD) segment. The NGD segment is NW Natural's core operating business and serves residential, commercial, and industrial customers in Oregon and southwest Washington. The NGD segment is the only reportable segment for NW Holdings and NW Natural. All other activities, water and wastewater businesses, and other investments are aggregated and reported as other at their respective registrant.

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

Industry Regulation
NW Holdings' principal business is to operate as a holding company for NW Natural and its other subsidiaries. NW Natural's principal business is the distribution of natural gas, which is regulated by the OPUC and WUTC. NW Natural also has natural gas storage services, which are regulated by the FERC, and to a certain extent by the OPUC and WUTC. Additionally, certain of NW Holdings' subsidiaries own water businesses, which are regulated by the public utility commission in the state in which the water utility is located, which is currently Oregon, Washington, Idaho, Texas and Arizona. Wastewater businesses, to the extent they are regulated, are generally regulated by the public utility commissions in the state in which the wastewater utility is located, which is currently Texas and Arizona. Accounting records and practices of the regulated businesses conform to the requirements and uniform system of accounts prescribed by these regulatory authorities in accordance with U.S. GAAP. The businesses in which customer rates are regulated by the OPUC, WUTC, IPUC, PUTC, ACC and FERC have approved cost-based rates which are intended to allow such businesses to earn a reasonable return on invested capital.

In applying regulatory accounting principles, NW Holdings and NW Natural capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the applicable state public utility commission, which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a return or a carrying charge in certain cases.

Amounts NW Natural deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
In thousands	2022	2021
NW Natural:
Current:
Unrealized loss on derivatives(1)	$28,728	$10,402
Gas costs	61,223	35,641
Environmental costs(2)	7,392	6,694
Decoupling(3)	—	969
Pension balancing(4)	7,131	7,131
Income taxes	2,208	2,568
Other(5)	10,809	8,986
Total current	$117,491	$72,391
Non-current:
Unrealized loss on derivatives(1)	$20,838	$412
Pension balancing(4)	32,997	38,302
Income taxes	10,943	12,609
Pension and other postretirement benefit liabilities	101,413	116,440
Environmental costs(2)	104,253	94,636
Gas costs	22,355	15,477
Other(5)	47,608	36,663
Total non-current	$340,407	$314,539
Other (NW Holdings)	25	40
Total non-current -NW Holdings	$340,432	$314,579

	Regulatory Liabilities
In thousands	2022	2021
NW Natural:
Current:
Gas costs	$4,121	$70
Unrealized gain on derivatives(1)	194,236	48,130
Decoupling(3)	14,026	4,475
Income taxes(6)	7,166	8,192
Asset optimization revenue sharing	26,368	45,124
Other(5)	2,636	6,290
Total current - NW Natural	$248,553	$112,281
Other (NW Holdings)	29	—
Total current - NW Holdings	$248,582	$112,281
Non-current:
Gas costs	$12,644	$250
Unrealized gain on derivatives(1)	5,045	10,730
Decoupling(3)	3,814	3,412
Income taxes(6)	174,212	181,404
Accrued asset removal costs(7)	467,742	445,952
Asset optimization revenue sharing	8,401	1,810
Other(5)	16,741	13,792
Total non-current - NW Natural	$688,599	$657,350
Other (NW Holdings)	979	982
Total non-current -NW Holdings	$689,578	$658,332
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

We believe all costs incurred and deferred at December 31, 2022 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Regulatory interest income of $7.0 million and $6.1 million and regulatory interest expense of $2.0 million and $1.3 million was recognized within other income (expense), net for the years ended December 31, 2022 and 2021, respectively.

Environmental Regulatory Accounting
See Note 17 for information about the SRRM and OPUC orders regarding implementation.

COVID-19 Impact
During 2020, our regulated utilities received approval in their respective jurisdictions to defer certain financial impacts associated with COVID-19 such as bad debt expense, financing costs to secure liquidity, lost revenues related to late fees and reconnection fees, and other COVID-19 related costs, net of offsetting direct expense reductions associated with COVID-19. As of December 31, 2022, we believe that approximately $18.7 million of the financial effects related to COVID-19 are recoverable. As part of the 2022 Oregon general rate case, NW Natural received approval from the OPUC to recover the 2020 and 2021 COVID-19 deferral beginning November 1, 2022. Approximately $10.9 million will be amortized over a two-year period and NW Natural may request recovery of the remaining amount in the third year. Included in the total balance is approximately $3.4 million of forgone late fee revenue that will be recognized in future periods as billed. Beginning January 2023, NW Natural will no longer defer any COVID-19 related costs in Oregon. NW Natural expects to recover its COVID-19 deferrals in Washington in a future proceeding.

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

In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." The purpose of the amendment is to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. The Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. We do not expect the ASUs to materially affect the financial statements and disclosures of NW Holdings or NW Natural.

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

The provision for depreciation of NGD property, plant, and equipment is recorded under the group method on a straight-line basis with rates computed in accordance with depreciation studies approved by regulatory authorities. The weighted-average depreciation rate for NGD assets in service was approximately 3.0% for 2022, 2021 and 2020, reflecting the approximate weighted-average economic life of the property. This includes 2022 weighted-average depreciation rates for the following asset categories: 2.5% for transmission and distribution plant, 2.1% for gas storage facilities, 6.1% for general plant, and 6.7% for intangible and other fixed assets.

AFUDC. Certain additions to NGD plant include AFUDC, which represents the net cost of debt and equity funds used during construction. AFUDC is calculated using actual interest rates for debt and authorized rates for ROE, if applicable. If short-term debt balances are less than the total balance of construction work in progress, then a composite AFUDC rate is used to represent interest on all debt funds, shown as a reduction to interest charges, and on ROE funds, shown as other income. While cash is not immediately recognized from recording AFUDC, it is realized in future years through rate recovery resulting from the higher NGD cost of service. Our composite AFUDC rate was 2.8% in 2022, 0.7% in 2021, and 1.9% in 2020.

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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. At December 31, 2022, NW Holdings had outstanding checks of $5.8 million, substantially all of which is recorded at NW Natural, and at December 31, 2021, NW Holdings had no outstanding checks. These balances are included in accounts payable in the NW Holdings and NW Natural balance sheets.

Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets. There were no transfers between restricted cash and cash and cash equivalents during the years ended December 31, 2022 and 2021. Prior period amounts have been reclassified to conform prior period information to the current presentation.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of December 31, 2022 and 2021:

	December 31,
In thousands	2022	2021
Cash and cash equivalents	$29,270	$18,559
Restricted cash included in other current assets	11,694	8,561
Cash, cash equivalents and restricted cash	$40,964	$27,120

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of December 31, 2022 and 2021:

	December 31,
In thousands	2022	2021
Cash and cash equivalents	$12,977	$12,271
Restricted cash included in other current assets	11,694	8,561
Cash, cash equivalents and restricted cash	$24,671	$20,832

Revenue Recognition and Accrued Unbilled Revenue
Revenues, derived primarily from the sale and transportation of natural gas, are recognized upon delivery of gas or water, or service to customers. Revenues include accruals for gas or water delivered but not yet billed to customers based on estimates of deliveries from meter reading dates to month end (accrued unbilled revenue). Accrued unbilled revenue is dependent upon a number of factors that require management’s judgment, including total natural gas receipts and deliveries, customer use of natural gas or water by billing cycle, and weather factors. Accrued unbilled revenue is reversed the following month when actual billings occur. NW Holdings' accrued unbilled revenue at December 31, 2022 and 2021 was $89.0 million and $82.2 million, respectively, substantially all of which is accrued unbilled revenue at NW Natural.

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

Revenue Taxes
Revenue-based taxes are primarily franchise taxes, which are collected from customers and remitted to taxing authorities. Revenue taxes are included in operating expenses in the statements of comprehensive income for NW Holdings and NW Natural. Revenue taxes at NW Holdings were $41.8 million, $34.7 million, and $30.3 million for 2022, 2021, and 2020, respectively.

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

For the 2022 residential and commercial uncollectible provision, we primarily followed our standard methodology, which includes assessing historical write-off trends and current information on delinquent accounts. Beginning October 1, 2022, new collection rules from the OPUC applied to residential and commercial customers. This included enhanced protections for low-income customers, a return to pre-pandemic time payment arrangements terms, revised disconnection rules during the heating season, and other items. As a result of these Oregon rule changes and our recent collection process experience, we augmented our provision review in the third and fourth quarter for Oregon accounts in the following categories: closed or inactive accounts aged less than 120 days, accounts on payment plans, and all other open accounts not on payment plans. For industrial accounts, we continue to assess the provision on an account-by-account basis with specific reserves taken as necessary. NW Natural will continue to closely monitor and evaluate our accounts receivable and the provision for uncollectible accounts.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool, substantially all of which is related to NW Natural's accounts receivable:

	As of December 31, 2021			As of December 31, 2022
		Year ended December 31, 2022
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$1,460	$1,974	$(1,062)	$2,372
Commercial	178	546	(324)	400
Industrial	67	186	(65)	188
Accrued unbilled and other	313	185	(162)	336
Total	$2,018	$2,891	$(1,613)	$3,296

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

NW Natural's NGD and gas storage inventories totaled $61.9 million and $37.4 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, NW Holdings' materials and supplies inventories, which are comprised primarily of NW Natural's materials and supplies, totaled $23.5 million and $19.9 million, respectively.

During 2022 and 2021, NW Natural entered into certain agreements to purchase renewable thermal certificates (RTCs). RTCs are initially recorded at cost and subsequently assessed for impairment based on the lower-of-cost or market model. NW Natural's RTCs inventory totaled $1.7 million at December 31, 2022, and all RTCs purchased during 2021 were retired or used on customers behalf prior to December 31, 2021.

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

Derivative contracts entered into for NGD requirements after the annual PGA rate has been set and maturing during the PGA year are subject to the PGA incentive sharing mechanism. In Oregon, NW Natural participates in a PGA sharing mechanism under which it is required to select either an 80% or 90% deferral of higher or lower gas costs such that the impact on current earnings from the gas cost sharing is either 20% or 10% of gas cost differences compared to PGA prices, respectively. For each of the PGA years in Oregon beginning November 1, 2022, 2021, and 2020, NW Natural selected the 90% deferral of gas cost differences. In Washington, 100% of the differences between the PGA prices and actual gas costs are deferred. See Note 15.

NW Holdings and NW Natural have financial derivative policies that set forth guidelines for using selected derivative products to support prudent risk management strategies within designated parameters. NW Natural's objective for using derivatives is to decrease the volatility of gas prices and cash flows without speculative risk. The use of derivatives is permitted only after the risk exposures have been identified, are determined to exceed acceptable tolerance levels, and are determined necessary to support normal business activities. NW Natural does not enter into derivative instruments for trading purposes. All commodity and foreign exchange derivatives are currently held at NW Natural, and interest rate swaps are held at NW Holdings and NWN Water.

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
Goodwill and Business Combinations
NW Holdings, through its wholly-owned subsidiary NWN Water and NWN Water's wholly-owned subsidiaries, has completed various acquisitions that resulted in the recognition of goodwill. Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the acquisition-date fair value of the net identifiable assets assumed. Adjustments are recorded during the measurement period to finalize the allocation of the purchase price. The carrying value of goodwill is reviewed annually during the fourth quarter, or whenever events or changes in circumstance indicate that such carrying values may not be recoverable. The goodwill assessment policy begins with a qualitative analysis in which events and circumstances are evaluated, including macroeconomic conditions, industry and market conditions, regulatory environments, and overall financial performance of the reporting unit. If the qualitative assessment indicates that the carrying value may be at risk of recoverability, a quantitative evaluation is performed to measure the carrying value of the goodwill against the fair value of the reporting unit. The reporting unit is determined primarily based on current operating segments and the level of review provided by the Chief Operating Decision Maker (CODM) and/or segment management on the operating segment's financial results. Reporting units are evaluated periodically for changes in the corporate environment.

As of December 31, 2022 and 2021, NW Holdings had goodwill of $149.3 million and $70.6 million, respectively. All of NW Holdings' goodwill was acquired through the business combinations completed by NWN Water and its wholly-owned subsidiaries. No impairment charges were recorded as a result of the fourth quarter goodwill impairment assessment.

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
Investment tax credits associated with rate regulated plant additions are deferred for financial statement purposes and amortized over the estimated useful lives of the related plant.

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

Unconsolidated Affiliates
NW Holdings, NW Natural and NWN Water have equity interests in businesses which we account for under the equity method as we do not exercise control of the major operating and financial policies. The carrying value of these investments was $23.4 million and $14.5 million as of December 31, 2022 and 2021, respectively. The business transactions with our equity method investments are not significant. We regularly assesses the profitability and valuation of our investments for any potential impairment. See Note 13.

Cloud Computing Arrangements
Implementation costs associated with its cloud computing arrangements are capitalized consistent with costs capitalized for internal-use software. Capitalized implementation costs are included in other assets in the consolidated balance sheets. The implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization expense of implementation costs are recorded as operations and maintenance expenses in the consolidated statements of comprehensive income. The implementation costs are included within operating activities in the consolidated statements of cash flows.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

In thousands, except per share data	2022	2021	2020
Net income from continuing operations	$86,303	$78,666	$70,273
Income from discontinued operations, net of tax	—	—	6,508
Net income	$86,303	$78,666	$76,781
Average common shares outstanding - basic	33,934	30,702	30,541
Additional shares for stock-based compensation plans (See Note 8)	50	50	58
Average common shares outstanding - diluted	33,984	30,752	30,599
Earnings from continuing operations per share of common stock:
Basic	$2.54	$2.56	$2.30
Diluted	2.54	2.56	2.30
Earnings from discontinued operations per share of common stock:
Basic	$—	$—	$0.21
Diluted	—	—	0.21
Earnings per share of common stock:
Basic	$2.54	$2.56	$2.51
Diluted	2.54	2.56	2.51
Additional information:
Anti-dilutive shares	2	7	1

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

NW Holdings
NW Holdings' activities in Other include all remaining activities not associated with NW Natural, specifically NWN Water, which consolidates the water and wastewater utility operations and is pursuing other investments in the water and wastewater sector through itself and wholly-owned subsidiaries; NWN Water's equity investment in Avion Water Company, Inc.; NWN Gas Storage, a wholly-owned subsidiary of NWN Energy; NWN Energy's equity investment in Trail West Holdings, LLC (TWH) through August 6, 2020; other pipeline assets in NNG Financial; and NW Natural Renewables Holdings, LLC and its non-regulated renewable natural gas activities. For more information on the sale of TWH, see Note 13. Other also includes corporate revenues and expenses that cannot be allocated to other operations, including certain business development activities.

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. The following table presents summary financial information concerning the reportable segment and other for continuing operations. See Note 18 for information regarding discontinued operations for NW Holdings.

In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2022
Operating revenues	$989,752	$24,587	$1,014,339	$23,014	$1,037,353
Depreciation	111,871	1,086	112,957	3,750	116,707
Income (loss) from operations	152,839	16,535	169,374	(1,897)	167,477
Net income (loss) from continuing operations	79,690	11,874	91,564	(5,261)	86,303
Capital expenditures	315,979	2,707	318,686	19,916	338,602
Total assets at December 31, 2022	4,392,699	60,019	4,452,718	295,608	4,748,326
2021
Operating revenues	$816,887	$26,170	$843,057	$17,343	$860,400
Depreciation	109,475	1,029	110,504	3,030	113,534
Income (loss) from operations	147,902	17,331	165,233	(2,116)	163,117
Net income (loss) from continuing operations	68,988	12,184	81,172	(2,506)	78,666
Capital expenditures	275,267	2,970	278,237	15,655	293,892
Total assets at December 31, 2021	3,846,112	52,260	3,898,372	166,232	4,064,604
2020
Operating revenues	$741,072	$17,676	$758,748	$14,931	$773,679
Depreciation	100,591	995	101,586	2,097	103,683
Income (loss) from operations	137,724	9,916	147,640	711	148,351
Net income (loss) from continuing operations	63,555	7,008	70,563	(290)	70,273
Capital expenditures	263,777	2,271	266,048	6,968	273,016
Total assets at December 31, 2020	3,549,868	49,468	3,599,336	157,043	3,756,379

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

The following table presents additional segment information concerning NGD margin:

In thousands	2022	2021	2020
NGD margin calculation:
NGD operating revenues	$970,124	$797,800	$721,950
Other regulated services	19,628	19,087	19,122
Total NGD operating revenues	989,752	816,887	741,072
Less: NGD cost of gas	429,861	292,538	262,980
Environmental remediation expense	12,389	9,938	9,691
Revenue taxes	41,627	34,600	30,291
NGD margin	$505,875	$479,811	$438,110

5. COMMON STOCK

As of December 31, 2022 and 2021, NW Holdings had 100 million shares of common stock authorized. As of December 31, 2022, NW Holdings had 319,777 shares reserved for issuance of common stock under the Employee Stock Purchase Plan (ESPP) and 394,102 shares reserved for issuance under the Dividend Reinvestment and Direct Stock Purchase Plan (DRPP). At NW Holdings' election, shares sold through the DRPP may be purchased in the open market or through original issuance of shares reserved for issuance under the DRPP.

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the year ended December 31, 2022, NW Holdings issued and sold 1,381,728 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $69.7 million, net of fees and commissions paid to agents of $1.4 million. As of December 31, 2022, NW Holdings had $111.1 million of equity available for issuance under the program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries, NW Natural and NW Natural Water. Contributions to NW Natural and NW Natural Water will be used for general corporate purposes.

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

Stock Repurchase Program
NW Holdings has a share repurchase program under which it may purchase its common shares on the open market or through privately negotiated transactions. NW Holdings currently has Board authorization to repurchase up to an aggregate of the greater of 2.8 million shares or $100 million. No shares of common stock were repurchased pursuant to this program during the year ended December 31, 2022. Since the plan’s inception in 2000 under NW Natural, a total of 2.1 million shares have been repurchased at a total cost of $83.3 million.

The following table summarizes the changes in the number of shares of NW Holdings' common stock issued and outstanding:

In thousands	Shares
Balance, December 31, 2019	30,472
Sales to employees under ESPP	3
Stock-based compensation	46
Sales to shareholders under DRPP	68
Balance, December 31, 2020	30,589
Sales to employees under ESPP	48
Stock-based compensation	49
Equity issuance	376
Sales to shareholders under DRPP	67
Balance, December 31, 2021	31,129
Sales to employees under ESPP	36
Stock-based compensation	42
Equity issuance	4,257
Sales to shareholders under DRPP	61
Balance, December 31, 2022	35,525
6. REVENUE

The following table presents disaggregated revenue from continuing operations:

	Year ended December 31, 2022
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$989,654	$—	$989,654	$—	$989,654
Gas storage revenue, net	—	11,792	11,792	—	11,792
Asset management revenue, net	—	6,965	6,965	—	6,965
Appliance retail center revenue	—	5,830	5,830	—	5,830
Other revenue	2,510	—	2,510	23,014	25,524
Revenue from contracts with customers	992,164	24,587	1,016,751	23,014	1,039,765
Alternative revenue	(19,605)	—	(19,605)	—	(19,605)
Leasing revenue	17,193	—	17,193	—	17,193
Total operating revenues	$989,752	$24,587	$1,014,339	$23,014	$1,037,353

	Year ended December 31, 2021
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$783,027	$—	$783,027	$—	$783,027
Gas storage revenue, net	—	10,830	10,830	—	10,830
Asset management revenue, net	—	9,387	9,387	—	9,387
Appliance retail center revenue	—	5,953	5,953	—	5,953
Other revenue	1,615	—	1,615	17,343	18,958
Revenue from contracts with customers	784,642	26,170	810,812	17,343	828,155
Alternative revenue	14,694	—	14,694	—	14,694
Leasing revenue	17,551	—	17,551	—	17,551
Total operating revenues	$816,887	$26,170	$843,057	$17,343	$860,400

	Year ended December 31, 2020
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$710,422	$—	$710,422	$—	$710,422
Gas storage revenue, net	—	9,759	9,759	—	9,759
Asset management revenue, net	—	2,532	2,532	—	2,532
Appliance retail center revenue	—	5,385	5,385	—	5,385
Other revenue	1,337	—	1,337	14,931	16,268
Revenue from contracts with customers	711,759	17,676	729,435	14,931	744,366
Alternative revenue	10,870	—	10,870	—	10,870
Leasing revenue	18,443	—	18,443	—	18,443
Total operating revenues	$741,072	$17,676	$758,748	$14,931	$773,679

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

Asset Management Revenue
Revenues include the optimization of storage assets and pipeline capacity and are provided net of the profit sharing amount refunded to NGD customers. Certain asset management revenues received are recognized over time using a straight-line approach over the term of each contract, and the amount of consideration received and recognized as revenue is dependent on a variable pricing model. Variable revenues earned above guaranteed amounts are estimated and recognized at the end of each period using the most likely amount approach. Additionally, other asset management revenues may be based on a fixed rate. Generally, asset management accounts are settled on a monthly basis.

As of December 31, 2022, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $81.4 million. Of this amount, approximately $20.3 million will be recognized in 2023, $16.2 million in 2024, $13.5 million in 2025, $9.4 million in 2026, and $22.0 million thereafter. The amounts presented here are calculated using current contracted rates.

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

The components of lease revenue at NW Natural were as follows:

	Year ended December 31,
In thousands	2022	2021	2020
Lease revenue
Operating leases	$74	$80	$88
Sales-type leases	17,119	17,471	18,355
Total lease revenue	$17,193	$17,551	$18,443

Additionally, lease revenue of $0.6 million, $0.5 million and $0.5 million was recognized for each of the years ended December 31, 2022, 2021, and 2020, respectively, related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at December 31, 2022 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
2023	$621	$16,557	$17,178
2024	612	15,867	16,479
2025	603	15,306	15,909
2026	36	14,901	14,937
2027	22	14,521	14,543
Thereafter	—	222,299	222,299
Total minimum lease payments	$1,894	$299,451	$301,345
Less: imputed interest		165,272
Total leases receivable		$134,179
Other NW Holdings:
2023	$51	$—	$51
2024	52	—	52
2025	53	—	53
2026	56	—	56
2027	57	—	57
Thereafter	857	—	857
Total minimum lease payments	$1,126	$—	$1,126
NW Holdings:
2023	$672	$16,557	$17,229
2024	664	15,867	16,531
2025	656	15,306	15,962
2026	92	14,901	14,993
2027	79	14,521	14,600
Thereafter	857	222,299	223,156
Total minimum lease payments	$3,020	$299,451	$302,471
Less: imputed interest		165,272
Total leases receivable		$134,179

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $5.1 million and $4.7 million at December 31, 2022 and 2021, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of nine months to 17 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet.

As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Year ended December 31, 2022
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$7,003	$31	$7,034
Short-term lease expense	880	—	880

	Year ended December 31, 2021
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$6,859	$58	$6,917
Short-term lease expense	1,220	—	1,220

	Year ended December 31, 2020
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$4,381	$125	$4,506
Short-term lease expense	1,010	—	1,010

Supplemental balance sheet information related to operating leases as of December 31, 2022 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$72,720	$709	$73,429

Operating lease liabilities - current liabilities	$1,363	$151	$1,514
Operating lease liabilities - non-current liabilities	78,345	620	78,965
Total operating lease liabilities	$79,708	$771	$80,479

Supplemental balance sheet information related to operating leases as of December 31, 2021 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$74,987	$62	$75,049

Operating lease liabilities - current liabilities	$1,273	$23	$1,296
Operating lease liabilities - non-current liabilities	79,431	37	79,468
Total operating lease liabilities	$80,704	$60	$80,764

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

	2022	2021
Weighted-average remaining lease term (years)	17.2	18.2
Weighted-average discount rate	7.3%	7.2%

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a regulatory asset on our balance sheet. The balance of the regulatory asset was $6.9 million and $5.7 million as of December 31, 2022 and 2021, respectively.
Maturities of operating lease liabilities at December 31, 2022 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
2023	$7,169	$195	$7,364
2024	7,299	196	7,495
2025	7,185	184	7,369
2026	7,353	140	7,493
2027	7,530	107	7,637
Thereafter	108,901	12	108,913
Total lease payments	145,437	834	146,271
Less: imputed interest	65,729	63	65,792
Total lease obligations	79,708	771	80,479
Less: current obligations	1,363	151	1,514
Long-term lease obligations	$78,345	$620	$78,965

As of December 31, 2022, there were no finance lease liabilities at NW Natural.

Cash Flow Information
Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2022
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,993	$64	$7,057
Finance cash flows from finance leases	524	—	524
Right of use assets obtained in exchange for lease obligations
Operating leases	$309	$668	$977
Finance leases	270	—	270

	Year ended December 31, 2021
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,840	$58	$6,898
Finance cash flows from finance leases	801	—	801
Right of use assets obtained in exchange for lease obligations
Operating leases	$223	$—	$223
Finance leases	314	—	314

	Year ended December 31, 2020
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,466	$131	$4,597
Finance cash flows from finance leases	835	—	835
Right of use assets obtained in exchange for lease obligations
Operating leases	$78,539	$51	$78,590
Finance leases	1,386	—	1,386

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use asset for finance leases was $2.3 million and $2.1 million at December 31, 2022 and 2021, respectively.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees and officers of NW Holdings and its affiliates. These compensation plans include a Long Term Incentive Plan (LTIP) and an ESPP.

Long Term Incentive Plan
The LTIP is intended to provide a flexible, competitive compensation program for eligible officers and key employees. Under the LTIP, shares of NW Holdings common stock are authorized for equity incentive grants in the form of stock, restricted stock, restricted stock units, stock options, or performance shares. An aggregate of 1,100,000 shares were authorized for issuance as of December 31, 2022. Shares awarded under the LTIP may be purchased on the open market or issued as original shares.

Of the 1,100,000 shares of common stock authorized for LTIP awards at December 31, 2022, there were 247,666 shares available for issuance under any type of award. This assumes market, performance, and service-based grants currently outstanding are awarded at the target level. There were no outstanding grants of restricted stock or stock options under the LTIP at December 31, 2022 or 2021. The LTIP stock awards are compensatory awards for which compensation expense is based on the fair value of stock awards, with expense being recognized over the performance and vesting period of the outstanding awards. Forfeitures are recognized as they occur.

Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. The following table summarizes performance share expense information:

Dollars in thousands	Shares(1)	Expense During Award Year(2)	Total Expense for Award
Estimated award:
2020-2022 grant(3)	29,472	$888	$888
Actual award:
2019-2021 grant	37,430	$1,323	$1,323
2018-2020 grant	31,600	$2,137	$2,137
(1)     In addition to common stock shares, a participant also receives a dividend equivalent cash payment equal to the number of shares of common stock received on the award payout multiplied by the aggregate cash dividends paid per share during the performance period.
(2)     Amount represents the expense recognized in the third year of the vesting period noted above. For the 2019-2021 and 2020-2022 grants, mutual understanding of the award's key terms was established in the third year of the vesting period, triggering full expense recognition in 2021 and 2022, respectively.
(3)    This represents the estimated number of shares to be awarded as of December 31, 2022 as certain performance share measures have been achieved. Amounts are subject to change with final payout amounts authorized by the Board of Directors in February 2023.

The aggregate number of performance shares granted and outstanding at the target and maximum levels were as follows:

Dollars in thousands	Performance Share Awards Outstanding		2022
Performance Period	Target	Maximum	Expense
2020-22	31,160	62,320	$888
2021-23	—	—	—
2022-24	—	—	—
Total	31,160	62,320	$888

Performance share awards are based on the achievement of a three-year ROIC threshold that must be met and a cumulative EPS factor, which can be modified by a TSR factor relative to the performance of the Russell 2500 Utilities Index (2020-2022 performance share awards) or a specified peer group (2021-2023 and 2022-2024 performance share awards) over the three-year performance period. The performance period allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2023 and 2024, there is not a mutual understanding of the awards' key terms and conditions between NW Natural and the participants as of December 31, 2022, and therefore, no expense was recognized for the 2021-2023 and 2022-2024 performance period. NW Natural will calculate the grant date fair value and recognize expense once the final performance factor has been approved. If the target is achieved for the 2021-2023 and 2022-2024 awards, NW Holdings would grant for accounting purposes 55,250 and 55,870 shares in the first quarter of 2023 and 2024, respectively.

Compensation expense is recognized in accordance with accounting standards for stock-based compensation and calculated based on performance levels achieved and an estimated fair value using the Monte-Carlo method. Due to there not being a mutual understanding of the 2021-2023 and 2022-2024 awards' key terms and conditions as noted above, the grant date fair value has not yet been determined and no non-vested shares existed at December 31, 2022. The weighted-average grant date fair value of non-vested shares associated with the 2020-2022 awards was $38.63 per share at December 31, 2022. The weighted-average grant date fair value of shares vested during the year was $38.63 per share and there were no performance shares granted during the year and no unrecognized compensation expense for accounting purposes as of December 31, 2022.

Restricted Stock Units
In 2012, RSUs began being granted under the LTIP instead of stock options under the Restated SOP. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. During 2022, total RSU expense was $2.1 million compared to $2.0 million in 2021 and $2.0 million in 2020. As of December 31, 2022, there was $3.5 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2026.

Information regarding the RSU activity is summarized as follows:

	Number of RSUs	Weighted - Average Price Per RSU
Nonvested, December 31, 2019	79,733	$61.17
Granted	33,594	55.58
Vested	(29,273)	59.29
Forfeited	(1,590)	69.71
Nonvested, December 31, 2020	82,464	59.40
Granted	38,160	49.16
Vested	(31,733)	60.06
Forfeited	(1,164)	46.82
Nonvested, December 31, 2021	87,727	54.87
Granted	48,212	46.50
Vested	(33,054)	55.90
Forfeited	(3,037)	56.34
Nonvested, December 31, 2022	99,848	$50.44

Employee Stock Purchase Plan
NW Holdings' ESPP allows employees of NW Holdings, NW Natural and certain designated subsidiaries to purchase common stock at 85% of the closing price on the trading day immediately preceding the initial offering date, which is set annually. For the 2022-2023 ESPP period, each eligible employee may purchase up to $21,223 worth of stock through payroll deductions over a period defined by the Board of Directors, with shares issued at the end of the subscription period.
Stock-Based Compensation Expense
Stock-based compensation expense is recognized as operations and maintenance expense or is capitalized as part of construction overhead at the entity at which the award recipient is employed. The following table summarizes the NW Holdings' financial statement impact, substantially all of which was recorded at NW Natural, of stock-based compensation under the LTIP and ESPP:

In thousands	2022	2021	2020
Operations and maintenance expense, for stock-based compensation	$2,877	$3,272	$3,525
Income tax benefit	(762)	(866)	(933)
Net stock-based compensation effect on net income	2,115	2,406	2,592
Amounts capitalized for stock-based compensation	$351	$344	$841

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

At December 31, 2022 and 2021, NW Natural's short-term debt consisted of the following:

	December 31, 2022		December 31, 2021
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$170.2	4.6%	$245.5	0.3%
Other (NW Holdings):
Credit agreement	88.0	5.3%	144.0	1.1%
NW Holdings	$258.2		$389.5
(1) Weighted average interest rate on outstanding short-term debt

The carrying cost of commercial paper approximates fair value using Level 2 inputs. See Note 2 for a description of the fair value hierarchy. At December 31, 2022, NW Natural's commercial paper had a maximum remaining maturity of 6 days and an average remaining maturity of 5 days.

Credit Agreements
NW Holdings
In November 2021, NW Holdings entered into an amended and restated $200.0 million credit agreement, with a feature that allows NW Holdings to request increases in the total commitment amount, up to a maximum of $300.0 million. The maturity date of the agreement is November 3, 2026, with an available extension of commitments for two additional one-year periods, subject to lender approval. Interest charges on the NW Holdings credit agreement were indexed to the London Interbank Offered Rate (LIBOR) through January 31, 2023. The agreement was amended to replace LIBOR with the secured overnight financing rate (SOFR) beginning February 2023. The SOFR is subject to a 10 basis point spread adjustment.
The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2022 and 2021.

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

There was $88.0 million and $144.0 million of outstanding balances under the NW Holdings agreement at December 31, 2022 and 2021, respectively. No letters of credit were issued or outstanding under the NW Holdings agreement at December 31, 2022 and 2021.

NW Natural
In November 2021, NW Natural entered into an amended and restated credit agreement for unsecured revolving loans totaling $400.0 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600.0 million. The maturity date of the agreement is November 3, 2026 with an available extension of commitments for two additional one-year periods, subject to lender approval. The credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. Interest charges on the NW Natural credit agreement were indexed to the LIBOR through January 31, 2023. The agreement was amended to replace LIBOR with the SOFR beginning February 2023. The SOFR is subject to a 10 basis point spread adjustment.

NW Natural's credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2022 and 2021.

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

There were no outstanding balances under NW Natural's credit agreement and no letters of credit issued or outstanding at December 31, 2022 and 2021. In February 2023, NW Natural issued a $14 million letter of credit through its existing credit agreement. There were no other letters of credit outstanding under the credit agreement.

Long-Term Debt
NW Holdings
At December 31, 2022 and 2021, NW Holdings long-term debt consisted of the following:

	December 31, 2022		December 31, 2021
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural first mortgage bonds	$1,134.7	4.5%	$994.7	4.4%
NW Holdings credit agreement	100.0	4.2%	—	—%
NWN Water credit agreement	50.0	4.2%	—	—%
NWN Water term loan	55.0	2.5%	55.0	0.8%
Other long-term debt	6.2		3.5
Long-term debt, gross	$1,345.9		$1,053.2
Less: unamortized debt issuance costs	9.0		8.3
Less: current maturities	90.7		0.3
Total long-term debt	$1,246.2		$1,044.6
(1) Weighted average interest rate for the years ended December 31, 2022 and 2021.

Long-term debt at NWN Water is primarily comprised of a five-year term loan agreement for $55.0 million, due in 2026. NWN Water entered into this agreement in June 2021 and the interest rate is based upon the one-month SOFR rate. The loan is guaranteed by NW Holdings and requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2022 and 2021, with a consolidated indebtedness to total capitalization ratio of 57.6% and 60.5%, respectively. In December 2022, NW Holdings entered into a swap to fix the interest rate on this debt beginning in January 2023 through the loan's maturity. See "Interest Rate Swap Agreements" below for more detail.

In September 2022, NW Holdings entered into an 18-month credit agreement for $100.0 million and borrowed the full amount. The interest rate is based on the SOFR. The loan is due and payable on March 15, 2024. The credit agreement prohibits NW Holdings from permitting consolidated indebtedness to be greater than 70% of total capitalization, each as defined therein and calculated as of the end of each fiscal quarter. Failure to comply with this financial covenant would entitle the lenders to accelerate the maturity of the amounts outstanding under the credit agreement. NW Holdings was in compliance with this financial covenant as of December 31, 2022. In December 2022, NW Holdings entered into a swap to fix the interest rate on this debt beginning in January 2023 through the loan's maturity. See "Interest Rate Swap Agreements" below for more detail.

In September 2022, NWN Water entered into an 18-month credit agreement for $50.0 million and borrowed the full amount. The interest rate is based on the SOFR. The loan is due and payable on March 15, 2024. The credit agreement prohibits NWN Water and NW Holdings from permitting consolidated indebtedness to be greater than 70% of total capitalization, each as defined therein and calculated as of the end of each fiscal quarter. Failure to comply with this financial covenant would entitle the lenders to accelerate the maturity of the amounts outstanding under the credit agreement. NWN Water and NW Holdings were in compliance with this financial covenant as of December 31, 2022.

Interest Rate Swap Agreements
NW Holdings and NWN Water entered into interest rate swap agreements with major financial institutions that effectively convert variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. The notional amount, effective date, expiration date and rate of the swap agreements are shown in the table below:

In millions	Notional Amount	Effective Date	Expiration Date	Fixed Rate
NW Holdings	$100.0	1/17/2023	3/15/2024	4.7%
NWN Water	$55.0	1/19/2023	6/10/2026	3.8%

NW Natural
NW Natural's issuance of First Mortgage Bonds (FMBs), which includes NW Natural's medium-term notes, under the Mortgage and Deed of Trust (Mortgage) is limited by eligible property, adjusted net earnings, and other provisions of the Mortgage. The Mortgage constitutes a first mortgage lien on certain gas properties owned from time to time by NW Natural, including substantially all of NW Natural's NGD property.

In July 2022, NW Natural entered into a Bond Purchase Agreement between NW Natural and the institutional investors named as purchasers therein (the Bond Purchase Agreement). The Bond Purchase Agreement provides for the issuance of $140.0 million aggregate principal amount of NW Natural's FMBs due in 2052 (the Bonds). The Bonds were issued on September 30, 2022. The Bonds bear interest at the rate of 4.78% per annum, payable semi-annually on March 30 and September 30 of each year, commencing March 30, 2023, and will mature on September 30, 2052. The Bonds are subject to redemption prior to maturity at the option of NW Natural, in whole or in part, (i) at any time prior to March 30, 2052, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest thereon to the date of redemption, and (ii) at any time on and after March 30, 2052, at 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption.

Maturities and Outstanding Long-Term Debt
Retirement of long-term debt for each of the annual periods through December 31, 2027 and thereafter are as follows:

In thousands	Long-term debt maturities
NW Natural:
2023	$90,000
2024	—
2025	30,000
2026	55,000
2027	64,700
Thereafter	895,000
Total	$1,134,700

The following table presents debt outstanding as of December 31:

In thousands	2022	2021
NW Natural:
First Mortgage Bonds:
3.542% Series due 2023	50,000	50,000
5.620% Series due 2023	40,000	40,000
7.720% Series due 2025	20,000	20,000
6.520% Series due 2025	10,000	10,000
7.050% Series due 2026	20,000	20,000
3.211% Series due 2026	35,000	35,000
7.000% Series due 2027	20,000	20,000
2.822% Series due 2027	25,000	25,000
6.650% Series due 2027	19,700	19,700
6.650% Series due 2028	10,000	10,000
3.141% Series due 2029	50,000	50,000
7.740% Series due 2030	20,000	20,000
7.850% Series due 2030	10,000	10,000
5.820% Series due 2032	30,000	30,000
5.660% Series due 2033	40,000	40,000
5.250% Series due 2035	10,000	10,000
4.000% Series due 2042	50,000	50,000
4.136% Series due 2046	40,000	40,000
3.685% Series due 2047	75,000	75,000
4.110% Series due 2048	50,000	50,000
3.869% Series due 2049	90,000	90,000
3.600% Series due 2050	150,000	150,000
3.078% Series due 2051	130,000	130,000
4.780% Series due 2052	140,000	—
Long-term debt, gross	1,134,700	994,700
Less: current maturities	90,000	—
Total long-term debt	$1,044,700	$994,700

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	December 31,
In thousands	2022	2021
NW Natural:
Gross long-term debt	$1,134,700	$994,700
Unamortized debt issuance costs	(8,823)	(8,205)
Carrying amount	$1,125,877	$986,495
Estimated fair value(1)	$944,383	$1,110,741
NW Holdings:
Gross long-term debt	$1,345,851	$1,053,241
Unamortized debt issuance costs	(8,987)	(8,309)
Carrying amount	$1,336,864	$1,044,932
Estimated fair value(1)	$1,148,395	$1,174,500
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

The following table provides a reconciliation of the changes in NW Natural's benefit obligations and fair value of plan assets, as applicable, for NW Natural's pension and other postretirement benefit plans, excluding the Retirement K Savings Plan, and a summary of the funded status and amounts recognized in NW Holdings' and NW Natural's consolidated balance sheets as of December 31:

	Postretirement Benefit Plans
	Pension Benefits		Other Benefits
In thousands	2022	2021	2022	2021
Reconciliation of change in benefit obligation:
Obligation at January 1	$542,618	$566,147	$27,223	$29,039
Service cost	5,933	6,982	193	238
Interest cost	14,593	13,447	724	684
Net actuarial gain	(122,168)	(18,587)	(6,234)	(688)
Benefits paid	(27,563)	(25,371)	(2,026)	(2,050)
Obligation at December 31	$413,413	$542,618	$19,880	$27,223

Reconciliation of change in plan assets:
Fair value of plan assets at January 1	$399,217	$373,932	$—	$—
Actual return on plan assets	(93,703)	38,712	—	—
Employer contributions	2,353	11,944	2,026	2,050
Benefits paid	(27,563)	(25,371)	(2,026)	(2,050)
Fair value of plan assets at December 31	$280,304	$399,217	$—	$—
Funded status at December 31	$(133,109)	$(143,401)	$(19,880)	$(27,223)

At December 31, 2022, the net liability (benefit obligations less market value of plan assets) for the Pension Plan decreased $3.3 million compared to 2021. The decrease in the net pension liability is primarily due to the $118.9 million decrease in plan assets and the $122.3 million decrease to the pension benefit obligation. The liability for non-qualified plans decreased $6.9 million, and the liability for other postretirement benefits decreased $7.3 million in 2022.

NW Natural's Pension Plan had a projected benefit obligation of $381.6 million and $503.9 million at December 31, 2022 and 2021, respectively, and fair values of plan assets of $280.3 million and $399.2 million, respectively. The plan had an accumulated benefit obligation of $353.4 million and $464.4 million at December 31, 2022 and 2021, respectively.

The following table presents amounts realized through regulatory assets or in other comprehensive loss (income) for the years ended December 31:

	Regulatory Assets						Other Comprehensive Loss (Income)
	Pension Benefits			Other Postretirement Benefits			Pension Benefits
In thousands	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net actuarial (gain) loss	$2,833	$(32,258)	$16,170	$(6,234)	$(688)	$145	$(5,706)	$(812)	$3,873
Amortization of:
Prior service credit	—	—	—	333	468	468	—	—	—
Actuarial loss	(11,531)	(21,250)	(18,627)	(426)	(645)	(607)	(1,081)	(1,225)	(923)
Total	$(8,698)	$(53,508)	$(2,457)	$(6,327)	$(865)	$6	$(6,787)	$(2,037)	$2,950

The following table presents amounts recognized in regulatory assets and accumulated other comprehensive loss (AOCL) at December 31:

	Regulatory Assets				AOCL
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
In thousands	2022	2021	2022	2021	2022	2021
Prior service credit	$—	$—	$—	$(333)	$—	$—
Net actuarial loss (gain)	102,240	112,182	(826)	5,834	8,717	15,399
Total	$102,240	$112,182	$(826)	$5,501	$8,717	$15,399

The following table presents amounts recognized by NW Holdings and NW Natural in AOCL and the changes in AOCL related to NW Natural's non-qualified employee benefit plans:

	Year ended December 31,
In thousands	2022	2021
Beginning balance	$(11,404)	$(12,902)
Amounts reclassified to AOCL	5,706	812
Amounts reclassified from AOCL:
Amortization of actuarial losses	1,081	1,225
Total reclassifications before tax	6,787	2,037
Tax benefit	(1,797)	(539)
Total reclassifications for the period	4,990	1,498
Ending balance	$(6,414)	$(11,404)

In 2023, NW Natural will not amortize any estimated costs from regulatory assets to net periodic benefit costs.

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

The investment strategy and policies for Pension Plan assets held in the retirement trust fund were approved by the NW Natural Retirement Committee, which is composed of senior management with the assistance of an outside investment consultant. The policies set forth the guidelines and objectives governing the investment of plan assets. Plan assets are invested for total return with appropriate consideration for liquidity, portfolio risk, and return expectations. All investments are expected to satisfy the prudent investments rule under the Employee Retirement Income Security Act of 1974. The approved asset classes may include cash and short-term investments, fixed income, common stock and convertible securities, absolute and real return strategies, and real estate. Plan assets may be invested in separately managed accounts or in commingled or mutual funds. Investment re-balancing takes place periodically as needed, or when significant cash flows occur, in order to maintain the allocation of assets within the stated target ranges. The retirement trust fund for the Pension Plan is not currently invested in NW Holdings or NW Natural securities.

The following table presents the Pension Plan asset target allocation at December 31, 2022:

Asset Category	Target Allocation
Long government/credit	20%
U.S. large cap equity	18
Non-U.S. equity	18
Absolute return strategies	12
U.S. small/mid cap equity	10
Real estate funds	7
High yield bonds	5
Emerging markets equity	5
Emerging market debt	5

Non-qualified supplemental defined benefit plan obligations were $31.8 million and $38.7 million at December 31, 2022 and 2021, respectively. These plans are not subject to regulatory deferral, and the changes in actuarial gains and losses, prior service costs, and transition assets or obligations are recognized in AOCL, net of tax until they are amortized as a component of net periodic benefit cost. These are unfunded, non-qualified plans with no plan assets; however, a significant portion of the obligations is indirectly funded with company and trust-owned life insurance and other assets.

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

	Pension Benefits			Other Postretirement Benefits
In thousands	2022	2021	2020	2022	2021	2020
Service cost	$5,933	$6,981	$6,614	$193	$238	$258
Interest cost	14,593	13,448	16,161	724	684	905
Expected return on plan assets	(25,698)	(24,232)	(21,865)	—	—	—
Amortization of prior service credit	—	—	—	(333)	(468)	(468)
Amortization of net actuarial loss	12,612	22,475	19,550	426	645	607
Net periodic benefit cost	7,440	18,672	20,460	1,010	1,099	1,302
Amount allocated to construction	(2,621)	(3,015)	(2,798)	(76)	(93)	(98)
Net periodic benefit cost charged to expense	4,819	15,657	17,662	934	1,006	1,204
Amortization of regulatory balancing account	7,131	7,131	7,131	—	—	—
Net amount charged to expense	$11,950	$22,788	$24,793	$934	$1,006	$1,204

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, a certain amount of net periodic benefit costs were recorded to the regulatory balancing account, representing net periodic pension expense for the Pension Plan above the amount set in rates, as approved by the OPUC, from 2011 through October 31, 2018. Total amortization of the regulatory balancing account of $7.1 million was recognized in each of the years ended December 31, 2022 and 2021, of which $2.6 million was charged to operations and maintenance expense and $4.5 million was charged to other income (expense).

The following table provides the assumptions used in measuring periodic benefit costs and benefit obligations for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Assumptions for net periodic benefit cost:
Weighted-average discount rate	2.71%	2.40%	3.18%	2.72%	2.34%	3.11%
Rate of increase in compensation	3.50%	3.50%	3.50%	n/a	n/a	n/a
Expected long-term rate of return	7.00%	7.25%	7.25%	n/a	n/a	n/a
Assumptions for year-end funded status:
Weighted-average discount rate	5.18%	2.71%	2.36%	5.19%	2.72%	2.34%
Rate of increase in compensation(1)	4.00-6.00%	3.50%	3.50-6.50%	n/a	n/a	n/a
Expected long-term rate of return	7.50%	7.00%	7.25%	n/a	n/a	n/a
(1) Rate assumption ranges from 4.5% to 5.0% in 2023, 4.0% to 6.0% in 2024 and 4.0% thereafter.

The assumed annual increase in health care cost trend rates used in measuring other postretirement benefits as of December 31, 2022 was 7.00%. These trend rates apply to both medical and prescription drugs. Medical costs and prescription drugs are assumed to decrease gradually each year to a rate of 4.00% by 2029.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans; however, other postretirement benefit plans have a cap on the amount of costs reimbursable by NW Natural.
Mortality assumptions are reviewed annually and are updated for material changes as necessary. In 2022, mortality rate assumptions remained consistent with 2021, using Pri-2012 mortality tables using scale MP-2021.

The following table provides information regarding employer contributions and benefit payments for NW Natural's Pension Plan, non-qualified pension plans, and other postretirement benefit plans for the years ended December 31, and estimated future contributions and payments:

In thousands	Pension Benefits	Other Benefits
Employer Contributions:
2021	$11,944	$2,050
2022	2,353	2,026
2023 (estimated)	2,333	1,586
Benefit Payments:
2020	25,073	1,837
2021	25,371	2,050
2022	27,563	2,026
Estimated Future Benefit Payments:
2023	26,499	1,586
2024	27,029	1,591
2025	27,541	1,586
2026	27,981	1,560
2027	36,485	1,552
2028-2032	145,486	7,345

Employer Contributions to Company-Sponsored Defined Benefit Pension Plan
NW Natural makes contributions to its Pension Plan based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The Pension Plan was underfunded by $101.3 million at December 31, 2022. NW Natural made no cash contributions to its Pension Plan for 2022. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural does not expect to make any plan contributions during 2023.

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

Payments were $0.6 million for 2022, and as of December 31, 2022, the liability balance was $5.4 million. For 2021 and 2020, contributions to the plan were $0.4 million and $0.7 million, respectively, which was approximately 3% to 5% of the total contributions to the plan by all employer participants in those years.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $9.6 million, $8.8 million, and $8.3 million for 2022, 2021, and 2020, respectively.

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

OPPORTUNISTIC. These are non-published NAV assets. The non-published NAV assets consist of commingled trusts where NAV is not published but the investment can be readily disposed of at NAV or market value. The underlying investments in this asset class include real estate investment trust equities, high yield bonds, floating rate debt, emerging market debt and a commodity index pool.

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

In thousands	December 31, 2022
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$—	$—	$—	$68,729	$68,729
International / Global equity	26,677	—	—	63,827	90,504
Liability hedging	—	—	—	94,823	94,823
Opportunistic	—	—	—	23,903	23,903
Cash and cash equivalents	—	—	—	2,345	2,345
Total investments	$26,677	$—	$—	$253,627	$280,304

	December 31, 2021
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$—	$—	$—	$121,090	$121,090
International / Global equity	35,456	—	—	88,078	123,534
Liability hedging	—	—	—	118,464	118,464
Opportunistic	—	—	—	33,808	33,808
Cash and cash equivalents	—	—	—	2,321	2,321
Total investments	$35,456	$—	$—	$363,761	$399,217

				December 31,
				2022	2021
Receivables:
Accrued interest and dividend income				$7,703	$—
Total receivables				7,703	—
Liabilities:
Due to broker for securities purchased				(7,701)	—
Total investment in retirement trust				$280,306	$399,217
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
11. INCOME TAX

The following table provides a reconciliation between income taxes calculated at the statutory federal tax rate and the provision for income taxes reflected in the NW Holdings and NW Natural statements of comprehensive income or loss for December 31:

	NW Holdings			NW Natural
Dollars in thousands	2022	2021	2020	2022	2021	2020
Income taxes at federal statutory rate	$24,241	$22,275	$19,185	$25,746	$22,996	$19,248
Increase (decrease):
State income tax, net of federal	10,139	9,962	6,389	10,504	10,150	6,385
Differences required to be flowed-through by regulatory commissions	(4,748)	(4,655)	(3,960)	(4,746)	(4,738)	(3,960)
Other, net	(502)	(176)	(532)	(468)	(75)	(578)
Total provision for income taxes	$29,130	$27,406	$21,082	$31,036	$28,333	$21,095
Effective tax rate	25.2%	25.8%	23.1%	25.3%	25.9%	23.0%

The NW Holdings and NW Natural effective income tax rates for 2022 compared to 2021 changed primarily due to lower income tax amortization in 2022 of the 2020 Oregon Corporate Activity Tax (CAT), which was subject to regulatory deferral when it became effective on January 1, 2020 and then amortized in income tax expense as recovery began in late 2020, 2021, and 2022.

The NW Holdings and NW Natural effective income tax rates for 2021 compared to 2020 changed primarily due to Oregon CAT, the majority of which is incurred because of Oregon regulated operations and for which rate recovery began on November 1, 2020.

The provision for current and deferred income taxes consists of the following at December 31:

	NW Holdings			NW Natural
In thousands	2022	2021	2020	2022	2021	2020
Current
Federal	$5,172	$6,508	$10,106	$7,442	$7,570	$11,092
State	6,551	6,281	5,971	7,307	7,540	5,357
Total current income taxes	11,723	12,789	16,077	14,749	15,110	16,449
Deferred
Federal	11,124	8,289	2,888	10,298	7,915	1,921
State	6,283	6,328	2,117	5,989	5,308	2,725
Total deferred income taxes	17,407	14,617	5,005	16,287	13,223	4,646
Income tax provision	$29,130	$27,406	$21,082	$31,036	$28,333	$21,095

The following table summarizes the tax effect of significant items comprising NW Holdings and NW Natural's deferred income tax balances recorded at December 31:

	NW Holdings		NW Natural
In thousands	2022	2021	2022	2021
Deferred tax liabilities:
Plant and property	$326,326	$310,471	$320,121	$303,928
Leases receivable	36,873	38,123	36,873	38,123
Pension and postretirement obligations	22,973	23,097	22,973	23,097
Income tax regulatory asset	13,152	14,818	13,152	14,818
Lease right of use assets	21,272	21,362	21,084	21,350
Other	17,050	7,793	17,314	8,003
Total deferred income tax liabilities	$437,646	$415,664	$431,517	$409,319
Deferred income tax assets:
Income tax regulatory liability	$48,270	$50,447	$48,018	$50,193
Lease liabilities	21,306	21,376	21,102	21,365
Other intangible assets	1,947	3,484	—	—
Net operating losses and credits carried forward	101	126	44	44
Total deferred income tax assets	$71,624	$75,433	$69,164	$71,602
Total net deferred income tax liabilities	$366,022	$340,231	$362,353	$337,717

At December 31, 2022 and 2021, regulatory income tax assets of $10.2 million and $12.4 million, respectively, were recorded by NW Natural, a portion of which is recorded in current assets. These regulatory income tax assets primarily represent future rate recovery of deferred tax liabilities, resulting from differences in NGD plant financial statement and tax bases and NGD plant removal costs, which were previously flowed through for rate making purposes and to take into account the additional future taxes, which will be generated by that recovery. These deferred tax liabilities, and the associated regulatory income tax assets, are currently being recovered through customer rates. At December 31, 2022 and 2021, regulatory income tax assets of $2.9 million and $2.4 million, respectively, were recorded by NW Natural, representing future recovery of deferred tax liabilities resulting from the equity portion of AFUDC. At December 31, 2021, a regulatory income tax asset of $0.4 million was recorded by NW Natural, representing future recovery of Oregon CAT that was deferred between January 1, 2020 and October 31,2020. In October 2020, the OPUC issued an order providing for recovery of deferred Oregon CAT as well as CAT incurred prospectively beginning November 1, 2020. This asset was fully recovered as of December 31, 2022.

At December 31, 2022 and 2021, deferred tax assets of $48.0 million and $50.2 million, respectively, were recorded by NW Natural representing the future income tax benefit associated with the excess deferred income tax regulatory liability recorded as a result of the lower federal corporate income tax rate provided for by the TCJA. At December 31, 2022 and 2021, regulatory liability balances representing the benefit of the change in deferred taxes as a result of the TCJA of $181.4 million and $189.6 million, respectively, were recorded by NW Natural.

NW Holdings and NW Natural assess the available positive and negative evidence to estimate if sufficient taxable income will be generated to utilize their respective existing deferred tax assets. Based upon this assessment, NW Holdings and NW Natural determined that it is more likely than not that all of their respective deferred tax assets recorded as of December 31, 2022 will be realized.

The Company estimates it has net operating loss (NOL) carryforwards of $0.1 million for federal taxes and $0.1 million for state taxes at December 31, 2022. The federal NOLs do not expire and we anticipate fully utilizing the state NOL carryforward balances before they begin to expire in 2040. California alternative minimum tax (AMT) credits of $56 thousand are also available. The AMT credits do not expire.

Uncertain tax positions are accounted for in accordance with accounting standards that require an assessment of the anticipated settlement outcome of material uncertain tax positions taken in a prior year, or planned to be taken in the current year. Until such positions are sustained, the uncertain tax benefits resulting from such positions would not be recognized. No reserves for uncertain tax positions were recorded as of December 31, 2022, 2021, or 2020.

The federal income tax returns for tax years 2018 and earlier are closed by statute. The IRS Compliance Assurance Process (CAP) examination of the 2019 and 2020 tax years have been completed. There were no material changes to these returns as filed. The 2021 and 2022 tax years are currently under IRS CAP examination. The 2023 CAP application has been filed. Under the CAP program, NW Holdings and NW Natural work with the IRS to identify and resolve material tax matters before the tax return is filed each year.
As of December 31, 2022, income tax years 2018 through 2021 remain open for examination by the State of California. Income tax years 2019 through 2021 are open for examination by the States of Oregon, Idaho, and Texas.
12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations at December 31:

In thousands	2022	2021
NW Natural:
NGD plant in service	$3,992,676	$3,721,939
NGD construction work in progress	78,897	135,398
Less: Accumulated depreciation	1,115,690	1,098,715
NGD plant, net	2,955,883	2,758,622
Other plant in service	70,368	69,332
Other construction work in progress	6,606	4,971
Less: Accumulated depreciation	21,541	20,646
Other plant, net	55,433	53,657
Total property, plant, and equipment	$3,011,316	$2,812,279

Other (NW Holdings):
Other plant in service	$92,979	$57,184
Other construction work in progress	20,040	8,419
Less: Accumulated depreciation	9,935	6,512
Other plant, net	103,084	59,091

NW Holdings:
Total property, plant, and equipment	$3,114,400	$2,871,370

NW Natural:
Capital expenditures in accrued liabilities	$24,584	$37,537

NW Holdings:
Capital expenditures in accrued liabilities	$25,318	$38,333

Accumulated depreciation does not include the accumulated provision for asset removal costs of $467.7 million and $446.0 million at December 31, 2022 and 2021, respectively. These accrued asset removal costs are reflected on the balance sheet as regulatory liabilities. See Note 2.

NW Holdings
Other plant balances include long-lived assets associated with water and wastewater operations and non-regulated activities not held by NW Natural or its subsidiaries.

NW Natural
Other plant balances include non-utility gas storage assets at the Mist facility and other long-lived assets not related to NGD.

The weighted average depreciation rate for NGD assets was 3.0% in 2022, 2021, and 2020. The weighted average depreciation rate for assets not related to NGD was 1.8% in 2022, 2021, and 2020.
13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments at December 31:

	NW Holdings		NW Natural
In thousands	2022	2021	2022	2021
Investments in life insurance policies	$49,358	$48,178	$49,358	$48,178
Investments in gas reserves, non-current	22,970	26,608	22,970	26,608
Investments in unconsolidated affiliates	23,376	14,492	7,782	—
Total other investments	$95,704	$89,278	$80,110	$74,786

Investment in Life Insurance Policies
NW Natural has invested in key person life insurance contracts to provide an indirect funding vehicle for certain long-term employee and director benefit plan liabilities. The amount in the above table is reported at cash surrender value, net of policy loans.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of December 31, 2022. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $5.2 million and $6.9 million, which are recorded as liabilities in the December 31, 2022 and 2021 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $3.4 million and $5.4 million as of December 31, 2022 and 2021, respectively. The investment in gas reserves provides long-term price protection and acted to hedge the cost of gas for approximately 3% and 4% of NGD gas supplies for the years ended December 31, 2022 and 2021, respectively.

Investments in Unconsolidated Affiliates
In December 2021, NW Natural Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. In July 2022, NW Natural Water increased its ownership stake in Avion Water to 40.3% for an additional $1.0 million. Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 15,000 customer connections and employing 35 people. The carrying value of the equity method investment is $9.4 million higher than the underlying equity in the net assets of the investee at December 31, 2022 due to equity method goodwill. Equity in earnings (loss) of Avion Water is included in other income (expense), net.

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
In 2020, NW Natural began a partnership with BioCarbN to invest in up to four separate RNG development projects that are designed to access biogas derived from water treatment at Tyson Foods’ processing plants, subject to approval by all parties. During the construction phase of the projects, NW Natural determined it is the primary beneficiary and fully consolidates each entity.

In 2022, commissioning of the first project, Lexington Renewable Energy LLC (Lexington), was completed and NW Natural determined it was no longer the primary beneficiary and deconsolidated the variable interest entity and recorded the investment in Lexington as an equity method investment. NW Natural accounts for its interest in Lexington using the equity method of accounting because NW Natural does not control but has the ability to exercise significant influence over Lexington's operations after commissioning. There was no gain or loss recognized upon deconsolidation. NW Natural determined the fair value of the investment approximated the carrying value which was primarily comprised of cash and property, plant and equipment. As of December 31, 2022, NW Natural had an investment balance in Lexington of $7.8 million. Equity in earnings (loss) of Lexington is included in cost of gas.

14. BUSINESS COMBINATIONS

2022 Business Combinations
Far West Water & Sewer, Inc.
On October 5, 2022, NWN Water completed the acquisition of the water and wastewater utilities of Far West Water & Sewer, Inc. (Far West), which has a combined approximately 25,000 connections in Yuma, Arizona. The acquisition-date fair value of the total consideration transferred, after closing adjustments, was approximately $97.0 million, of which $88.4 million was cash consideration transferred at closing, $8.1 million was contingent consideration, and $0.5 million was deferred consideration.

The contingent consideration is an earnout payment in an amount equal to the product of (i) the amount, if any, by which the average annual System Operating Revenue for the 2026, 2027, and 2028 years exceeds $13.0 million (ii) multiplied by 4 but shall not exceed $12.0 million. As of the acquisition date, the contingent consideration had a fair value of $8.1 million and was included in other non-current liabilities. The fair value as of the acquisition date was determined using a scenario-based technique using management's best estimate of forecast revenue for the years 2026, 2027, and 2028 discounted to present value. The inputs to determine the fair value of the contingent consideration include estimated future revenue and a risk-adjusted discount rate. The fair value measurement is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy per ASC Topic 820.

The Far West acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used and was made using existing regulatory conditions for net assets associated with Far West. This allocation is considered preliminary as of December 31, 2022, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate Far West. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period. The acquisition costs were expensed as incurred.

Preliminary goodwill of $70.8 million was recognized from this acquisition. The goodwill recognized is attributable to Far West's regulated water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were recognized. The amount of goodwill that is expected to be deductible for income tax purposes is approximately $61.8 million

The preliminary purchase price for the acquisition has been allocated to the net assets acquired as of the acquisition date and is as follows:

In thousands	December 31, 2022
Current assets	$1,281
Property, plant and equipment	25,744
Goodwill	70,842
Non-current assets	684
Current liabilities	(1,136)
Non-current liabilities	(9,011)
Total net assets acquired	$88,404

The amount of Far West revenues included in NW Holdings' consolidated statements of comprehensive income is $2.9 million for the year ended December 31, 2022. Earnings from Far West activities for the year ended December 31, 2022 were not material to the results of NW Holdings. Far West is referred to as Foothills Utilities following the closure of the acquisition.

Other 2022 Business Combinations
During the year ended December 31, 2022, NWN Water and its subsidiaries acquired the assets of six additional businesses qualifying as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions was $8.7 million, most of which was preliminarily allocated to property, plant and equipment and goodwill. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its water and wastewater service territories and included:
•Belle Oaks Water and Sewer Co., Inc in Texas
•Northwest Water Services, LLC in Washington
•Aquarius Utilities, LLC in Washington
•Valiant Idaho, LLC (The Idaho Club - Sewer) in Idaho
•Caney Creek in Texas
•Water Necessities, Inc. and Rural Water Co. in Texas

2021 Business Combinations
During the year ended December 31, 2021, NWN Water and its subsidiaries completed four acquisitions qualifying as business combinations. The aggregate fair value of the consideration transferred for these acquisitions were not material and are not significant to NW Holdings' results of operations.

2020 Business Combinations
During the year ended December 31, 2020, NWN Water and its subsidiaries completed two significant acquisitions qualifying as business combinations. The aggregate fair value of the total cash consideration transferred for these acquisitions was $38.1 million, most of which was allocated to property, plant and equipment and goodwill. These transactions align with NW Holdings' water sector strategy as it continues to expand its water services territories in the Pacific Northwest and beyond and included:
•Suncadia Water Company, LLC and Suncadia Environmental Company, LLC which were acquired by NWN Water of Washington on January 31, 2020, and
•T&W Water Service Company which was acquired by NWN Water of Texas on March 2, 2020. T&W Water Service Company is referred to as Blue Topaz Utilities following the closure of the acquisition.

Other 2020 Business Combinations
During the year ended December 31, 2020, NWN Water completed three additional acquisitions, comprised of four water systems and one wastewater system, which qualified as business combinations. The aggregate fair value of the consideration transferred for these acquisitions was approximately $1.5 million. These business combinations were not significant to NW Holdings' results of operations.

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

As a result of all acquisitions completed, total goodwill was $149.3 million as of December 31, 2022 and $70.6 million as of December 31, 2021. The increase in the goodwill balance was primarily due to additions associated with our acquisitions in the water and wastewater sector. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	At December 31,
In thousands	2022	2021
Natural gas (in therms):
Financial	852,435	618,815
Physical	463,254	431,628
Foreign exchange	$7,617	$6,268

Purchased Gas Adjustment (PGA)
Under the PGA mechanism in Oregon, derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are reflected in the weighted-average cost of gas in the PGA filing. Rates and hedging approaches may vary between states due to different rate structures and mechanisms. In addition, as required with the Washington PGA filing, NW Natural incorporated and began implementing risk-responsive hedging strategies for its Washington gas supplies. Hedge contracts entered into after the start of the PGA period are subject to the PGA incentive sharing mechanism in Oregon. NW Natural entered the 2022-23 and 2021-22 gas years with forecasted sales volumes hedged at 67% and 60% in financial swap and option contracts, and 17% and 19% in physical gas supplies, respectively. Hedge contracts entered into prior to the PGA filing, in September 2022, were included in the PGA for the 2022-23 gas year. Hedge contracts entered into after the PGA filing, and related to subsequent gas years, may be included in future PGA filings and qualify for regulatory deferral.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	December 31, 2022		December 31, 2021
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$119,935	$(165)	$36,539	$(26)
Operating revenues (expense)	—	—	(26)	—
Amounts deferred to regulatory accounts on balance sheet	(119,935)	165	(36,517)	26
Total gain (loss) in pre-tax earnings	$—	$—	$(4)	$—
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

Realized Gain/Loss
NW Natural realized net gains of $107.8 million and $50.9 million for the years ended December 31, 2022 and 2021, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of December 31, 2022 or 2021. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2022 or 2021. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral posting by NW Natural in the event of a material adverse change.

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

If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $153.3 million and a liability of $3.6 million as of December 31, 2022, and an asset of $51.8 million and a liability of $3.8 million as of December 31, 2021.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps with financial counterparties. NW Natural utilizes master netting arrangements through International Swaps and Derivatives Association contracts to minimize this risk along with collateral support agreements with counterparties based on their credit ratings. Additionally, NW Natural uses counterparty, industry, sector and country diversification to minimize credit risk. In certain cases, NW Natural may require counterparties to post collateral, guarantees, or letters of credit to maintain its minimum credit requirement standards.

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

We actively monitor NW Natural's derivative credit exposure and place counterparties on hold for trading purposes or require other forms of credit assurance, such as letters of credit, cash collateral, or guarantees as circumstances warrant. The ongoing assessment of counterparty credit risk includes consideration of credit ratings, credit default swap spreads, bond market credit spreads, financial condition, government actions, and market news. A Monte Carlo simulation model is used to estimate the change in credit and liquidity risk from the volatility of natural gas prices. The results of the model are used to establish trading limits. NW Natural's outstanding financial derivatives at December 31, 2022 mature by November 1, 2025.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads, and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all financial derivatives outstanding was immaterial to the fair value calculation at December 31, 2022. As of December 31, 2022 and 2021, the net fair value was an asset of $149.7 million and $48.0 million, respectively, using significant other observable, or Level 2, inputs. No Level 3 inputs were used in our derivative valuations during the years ended December 31, 2022 and 2021.

NW Holdings
NW Holdings and NWN Water entered into interest rate swap agreements with major financial institutions that effectively convert variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. The notional amount, effective date, expiration date and rate of the swap agreements are shown in the table below:

In millions	Notional Amount	Effective Date	Expiration Date	Fixed Rate
NW Holdings	$100.0	1/17/2023	3/15/2024	4.7%
NWN Water	$55.0	1/19/2023	6/10/2026	3.8%

Unrealized gains and losses related to these interest rate swap agreements are recorded in AOCI on the consolidated balance sheet and totaled $129 thousand, net of tax, as of December 31, 2022. There were no amounts reclassified from AOCI to net income during the year ended December 31, 2022.
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

In November 2021, NW Natural and a subsidiary of Archaea Energy entered into a long-term RNG purchase and sale agreement. Under the agreement, NW Natural committed to purchase the environmental attributes generated by Archaea related to up to ten million therms of RNG annually from its portfolio of RNG production facilities for a fixed fee for a period of 21 years. The agreement commenced in 2022, with the full annual quantity beginning in 2025.

The aggregate amounts of these agreements at NW Natural were as follows at December 31, 2022:

In thousands	Gas Purchase Agreements(1)	Pipeline Capacity Purchase Agreements	Pipeline Capacity Release Agreements
2023	$400,370	$81,691	$8,154
2024	6,376	77,327	7,474
2025	6,426	78,493	3,397
2026	12,003	66,782	—
2027	11,330	66,906	—
Thereafter	189,050	432,464	—
Total	625,555	803,663	19,025
Less: Amount representing interest	86,250	200,243	989
Total at present value	$539,305	$603,420	$18,036
(1) Gas purchase agreements include environmental attributes of RNG.

Total fixed charges under capacity purchase agreements were $90.2 million for 2022, $82.9 million for 2021, and $81.8 million for 2020, of which $8.3 million, $7.7 million, and $4.8 million, respectively, related to capacity releases. In addition, per-unit charges are required to be paid based on the actual quantities shipped under the agreements. In certain take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet at December 31:

	Current Liabilities		Non-Current Liabilities
In thousands	2022	2021	2022	2021
Portland Harbor site:
Gasco/Siltronic Sediments	$9,744	$7,582	$42,120	$42,076
Other Portland Harbor	2,634	2,592	11,270	9,570
Gasco/Siltronic Upland site	16,067	15,711	35,457	36,215
Front Street site	457	1,100	879	811
Oregon Steel Mills	—	—	179	179
Total	$28,902	$26,985	$89,905	$88,851

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

The estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $51.9 million to $350 million. NW Natural has recorded a liability of $51.9 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in July 2020 and was completed in October 2020. The first year of post-construction monitoring was completed in 2021 and demonstrated that the cap was intact and performing as designed. NW Natural has recognized an additional liability of $1.3 million for costs associated with the discovery during construction of World War II-era munitions, design costs, regulatory and permitting issues, and post-construction work.

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

The following table presents information regarding the total regulatory asset deferred as of December 31:

In thousands	2022	2021
Deferred costs and interest(1)	$47,666	$45,122
Accrued site liabilities(2)	118,763	115,773
Insurance proceeds and interest	(54,784)	(59,564)
Total regulatory asset deferral(1)	$111,645	$101,331
Current regulatory assets(3)	$7,392	$6,694
Long-term regulatory assets(3)	$104,253	$94,636
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $43 thousand in 2022 and $62 thousand in 2021.
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

NW Natural received total environmental insurance proceeds of approximately $150 million as a result of settlements from litigation that was dismissed in July 2014. Under a 2015 OPUC order which established the SRRM, one-third of the Oregon allocated proceeds were applied to costs deferred through 2012 with the remaining two-thirds applied to costs at a rate of $5.0 million per year plus interest over the following 20 years. NW Natural accrues interest on the Oregon allocated insurance proceeds in the customer’s favor at a rate equal to the five-year treasury rate plus 100 basis points. As of December 31, 2022, NW Natural has applied $95.0 million of insurance proceeds to prudently incurred remediation costs allocated to Oregon.

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

In accordance with the WUTC Order, insurance proceeds were fully applied to costs incurred between December 2018 and June 2019 that were deemed prudent. Remaining insurance proceeds will be amortized over a 10.5 year period ending December 31, 2029. As of December 31, 2022, approximately $3.9 million of proceeds have been applied to prudently incurred costs.

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

NW Natural is subject to claims and litigation arising in the ordinary course of business, including the matters discussed above. Although the final outcome of any of these legal proceedings cannot be predicted with certainty, including the matter relating to the Oregon Steel Mills site referenced below, NW Natural and NW Holdings do not expect that the ultimate disposition of any of these matters will have a material effect on their financial condition, results of operations, or cash flows. See also Part II, Item 1, “Legal Proceedings".

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

The following table presents the operating results of Gill Ranch and is presented net of tax on NW Holdings' consolidated statements of comprehensive income:

NW Holdings Discontinued Operations
In thousands	2020
Revenues	$10,193
Expenses
Operations and maintenance	7,931
General taxes	198
Depreciation	391
Other expenses and interest	848
Total expenses	9,368
Income from discontinued operations	825
Gain on sale of discontinued operations	8,027
Income from discontinued operations before income tax	8,852
Income tax expense(1)	2,344
Income from discontinued operations, net of tax	$6,508
(1) Includes income tax expense of $2.1 million related to the sale of Gill Ranch for the year ended December 31, 2020.

As a result of the disposition of the membership interests of Gill Ranch, there were no assets or liabilities classified as held for sale at December 31, 2020.

19. SUBSEQUENT EVENT

On January 6, 2023, NW Natural issued and sold $100.0 million aggregate principal amount of its FMBs, 5.43% Series due January 6, 2053 (the Bonds), to certain institutional investors pursuant to a Bond Purchase Agreement dated December 13, 2022. The Bonds bear interest at the rate of 5.43% per annum, payable semi-annually on January 6 and July 6 of each year, commencing July 6, 2023, and will mature on January 6, 2053. The Bonds will be subject to redemption prior to maturity at the option of NW Natural, in whole or in part, (i) at any time prior to July 6, 2052, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest thereon to the date of redemption, and (ii) at any time on and after July 6, 2052, at 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption.

The Bond Purchase Agreement also provides for the issuance of $80.0 million aggregate principal amount of NW Natural’s FMBs, 5.18% Series due 2034 (5.18% Bonds) and $50.0 million aggregate principal amount of NW Natural’s FMBs, 5.23% Series due 2038 (5.23% Bonds). The 5.18% Bonds and the 5.23% Bonds are expected to be issued on or about August 4, 2023.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NORTHWEST NATURAL HOLDING COMPANY

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)

	Year Ended December 31,
In thousands	2022	2021	2020
Operating expenses:
Operations and maintenance	$3,828	$4,837	$771
Total operating expenses	3,828	4,837	771
Loss from operations	(3,828)	(4,837)	(771)
Earnings from investment in subsidiaries, net of tax	92,727	83,072	78,450
Other income (expense), net	60	(143)	57
Interest expense, net	4,967	982	1,557
Income before income taxes	83,992	77,110	76,179
Income tax benefit	(2,311)	(1,556)	(602)
Net income	86,303	78,666	76,781
Other comprehensive income (loss) from subsidiaries, net of tax	5,108	1,498	(2,169)
Unrealized gain on interest rate swap, net of tax	11	—	—
Comprehensive income	$91,422	$80,164	$74,612

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	As of December 31,
In thousands	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$7,280	$265
Receivables from affiliates	9,967	2,180
Other current assets	2,895	11,348
Total current assets	20,142	13,793
Non-current assets:
Investments in subsidiaries	1,357,599	1,080,949
Other investments	14	42
Deferred tax assets	520	383
Other non-current assets	486	613
Total non-current assets	1,358,619	1,081,987
Total assets	$1,378,761	$1,095,780

Liabilities and equity:
Current liabilities:
Short-term debt	$88,000	$144,000
Accounts payable	402	286
Payables to affiliates	14,665	16,105
Other current liabilities	295	243
Total current liabilities	103,362	160,634
Long-term debt	99,958	—

Total equity	1,175,441	935,146
Total liabilities and equity	$1,378,761	$1,095,780

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	Year Ended December 31,
In thousands	2022	2021	2020
Operating activities:
Net income	$86,303	$78,666	$76,781
Adjustments to reconcile net income to cash used in operations:
Equity in earnings of subsidiaries, net of tax	(92,727)	(83,072)	(78,450)
Cash dividends received from subsidiaries	62,710	56,057	55,387
Deferred income taxes	(141)	(212)	20
Other	142	119	65
Changes in assets and liabilities:
Receivables from affiliates	(7,787)	12,558	(12,788)
Income and other taxes	8,161	1,299	(7,451)
Accounts payable	(2,499)	3,342	8,809
Interest accrued	156	57	77
Other, net	(211)	(313)	(364)
Cash provided by operating activities	54,107	68,501	42,086
Investing activities:
Contributions to subsidiaries	(241,497)	(142,405)	(47,194)
Return of capital from subsidiaries	—	26,000	19,000
Cash used in investing activities	(241,497)	(116,405)	(28,194)
Financing activities:
Proceeds from common stock issued, net	208,561	17,501	—
Long-term debt issued	100,000	—	—
Changes in other short-term debt, net	(56,000)	71,000	49,000
Cash dividend payments on common stock	(62,771)	(55,919)	(55,420)
Other	4,615	4,320	3,676
Cash provided by (used in) financing activities	194,405	36,902	(2,744)
Increase (decrease) in cash and cash equivalents	7,015	(11,002)	11,148
Cash, cash equivalents and restricted cash, beginning of period	265	11,267	119
Cash, cash equivalents and restricted cash, end of period	$7,280	$265	$11,267
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

Equity earnings of subsidiaries including earnings from NW Natural were $92.7 million, $83.1 million, and $78.5 million for the years ended December 31, 2022, 2021, and 2020 respectively.

There were $62.7 million, $82.1 million and $74.4 million of cash dividends paid to NW Holdings from wholly-owned subsidiaries for the years ended December 31, 2022, 2021 and 2020, respectively.

Other Comprehensive Income (Loss) from Subsidiaries Correction
During 2021, NW Holdings identified that activities related to other comprehensive income (loss) from subsidiaries had been excluded from the condensed statements of comprehensive income and condensed balance sheets. NW Holdings corrected the previously presented condensed balance sheet for the year ended December 31, 2020, and in doing so, decreased total equity by $3.6 million with a corresponding decrease in investment in subsidiaries. In addition, the condensed statement of comprehensive income for the year ended December 31, 2020 was corrected to include other comprehensive loss of $2.2 million. NW Holdings has evaluated the effect of the misstatement, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed condensed financial statements.

2. DEBT

For information concerning NW Holdings' debt obligations, see Note 9 to the consolidated financial statements included in Item 8 of this report.

NORTHWEST NATURAL HOLDING COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2022
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$2,018	$1,081	$1,810	$1,613	$3,296
2021
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,219	$724	$(219)	$1,706	$2,018
2020
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$673	$890	$2,333	$677	$3,219

NORTHWEST NATURAL GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2022
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$1,962	$920	$1,810	$1,613	$3,079
2021
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,107	$780	$(219)	$1,706	$1,962
2020
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$672	$779	$2,333	$677	$3,107

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

There were no other changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 9(a).

ITEM 9B. OTHER INFORMATION

On February 23, 2023, the Board of Directors of NW Natural approved Amended and Restated Change in Control Severance Agreements (Amended Agreements) with each of David H. Anderson, NW Natural’s Chief Executive Office, Frank H. Burkhartsmeyer, NW Natural’s Chief Financial Officer, and each of NW Natural’s other named executive officers, which amend and restate the existing Change of Control Agreements (Existing Agreements) with each of those officers. The Amended Agreements, like the Existing Agreements are “double-trigger” and become payable only upon the occurrence of a Change of Control and either (i) the officer’s employment is terminated without Cause or for Disability after the earlier of Shareholder Approval, if applicable, or the Change of Control and no later than twenty-four (24) months after the Change of Control; or (ii) the officer delivers a notice of termination for Good Reason after the earlier of Shareholder Approval, if applicable, or the Change of Control and no later than twenty-four (24) months after the Change of Control. The Amended Agreements amend the Existing Agreements in the following ways:

•utilizes the target payment under the Executive Annual Incentive Compensation Plan, rather than the average of the last three years’ bonus in calculating the severance payment;
•adjusted health and welfare benefits from 24 months to 30 months for Mr. Anderson to align with the time period of his severance payment;
•adjusts vacation provision language to reflect that NW Natural no longer cashes out vacation;
•clarifies that a Change in Control will not be triggered with the aggregation of above 20% of Voting Securities, provided the acquirer of such Voting Securities has filed a Schedule 13G indicating that the Voting Securities are not acquired and are not held for the purpose of or with the effect of changing management or policies;
•contains other clarifying provisions.

The foregoing description is qualified in its entirety by the full forms of agreement, which are filed as Exhibits 10o and 10p to this Form 10-K. Capitalized terms not defined herein shall have the meanings set forth in the Amended Agreements.

On February 22, 2023, the Organization and Executive Compensation Committees of the Boards of Directors of NW Holding and NW Natural (OECC) approved amendments to the February 2021 and February 2022 Performance Share Long Term Incentive

Agreements (LTIP Agreements) with the same officers such that, if the officers become entitled to receive severance benefits as described above in connection with the Amended Agreements, the shares of Common Stock subject to the LTIP Agreements will fully vest based on target performance. The foregoing description is qualified in its entirety by the full form of amendment, which is filed as Exhibit 10w to this Form 10-K.

On February 23, 2023, the Board of Directors of NW Holdings and NW Natural approved amendments to the Executive Annual Incentive Plan (EAIP) to provide that if an officer becomes entitled to receive change of control severance benefits as described above in connection with the Amended Agreements, he or she will receive a pro-rated award under the EAIP based on days worked during the year relative to target performance. The amendment also provides that if there is a change of control and the participant remains employed through the end of the performance period, he or she will receive payment at target. The foregoing description is qualified in its entirety by the full form of the amended EAIP, which is filed as Exhibit 10m to this Form 10-K.

On February 22, 2023, the OECCs granted performance share awards to the each of the same officers. The form of Performance Share Long Term Incentive Agreement pursuant to which the awards were made is substantially the same as the form used for the February 2022 awards, except that they provide for “double-trigger” vesting at target as described above with respect to the amendments to the LTIP Agreements. The foregoing description is qualified in its entirety by the full form of award agreement, which is filed as Exhibit 10x to this Form 10-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The "Information Concerning Nominees and Continuing Directors" and "Corporate Governance" contained in NW Holdings' definitive Proxy Statement for the 2023 Annual Meeting of Shareholders is hereby incorporated by reference.

EXECUTIVE OFFICERS
Name	Age at Dec. 31, 2022	Positions held during last five years(1)
David H. Anderson*	61
President and Chief Executive Officer(2) (2016- ); Chief Operating Officer and President (2015-2016); Executive Vice President and Chief Operating Officer (2014-2015); Executive Vice President Operations and Regulation (2013-2014); Senior Vice President and Chief Financial Officer (2004-2013).

Frank H. Burkhartsmeyer*	58
Senior Vice President and Chief Financial Officer(2) (2017- ); President and Chief Executive Officer of Renewables, Avangrid Renewables (2015-2017); Senior Vice President of Finance, Iberdrola Renewables Holdings, Inc. (2012-2015).

James R. Downing	53	Vice President and Chief Information Officer (2017- ); Chief Information Officer, WorleyParsons (America's Division) (2016-2017); Executive Service Delivery Manager for SAP, British Petroleum (2011-2015).
Shawn M. Filippi*	50
Vice President, Chief Compliance Officer and Corporate Secretary(2) (2016- ); Vice President and Corporate Secretary (2015-2016); Senior Legal Counsel (2011-2014); Assistant Corporate Secretary (2010-2014).

Kimberly Heiting Rush	53	Senior Vice President, Operations and Chief Marketing Officer (2018- ); Senior Vice President, Communications and Chief Marketing Officer (2018); Vice President, Communications and Chief Marketing Officer (2015-2018); Chief Marketing and Communications Officer (2013-2014); Chief Corporate Communications Officer (2011-2013).
Jon G. Huddleston	60	Vice President, Engineering and Utility Operations (2018- ); Senior Director, Utility Operations (2014-2018); Director, Utility Operations (2013-2014); Process Director (2007-2013).
Zachary D. Kravitz	39	Vice President, Rates and Regulatory (2022- ); Senior Director, Rates and Regulatory (2021-2022); Director, Rates and Regulatory (2018-2021); Regulatory Attorney (2014-2018).
Justin B. Palfreyman	44	President, NW Natural RNG Holding Company, LLC (2021- ); Vice President, Strategy and Business Development (2017- ); President, NW Natural Water (2018- ); Vice President, Business Development (2016-2017); Director, Power, Energy and Infrastructure Group, Lazard, Freres & Co. (2009-2016).
Melinda B. Rogers	57	Vice President, Chief Human Resources and Diversity Officer (2018- ); Senior Director of Human Resources (2018); Senior Manager, Organizational Effectiveness and Talent Acquisition (2015-2017); Senior Associate, Point B (2014-2015); Director, Executive Development Center, Willamette University (2011-2014).
MardiLyn Saathoff*	66
Senior Vice President, Regulation and General Counsel(2) (2016- ); Senior Vice President and General Counsel (2015-2016); Vice President, Legal, Risk and Compliance (2013-2014); Deputy General Counsel (2010-2013); Chief Governance Officer and Corporate Secretary (2008-2014).

David A. Weber	63	Vice President, Gas Supply and Utility Support Services (2019- ); President and Chief Executive Officer, NW Natural Gas Storage, LLC (2011- ); President, KB Pipeline Company (2018- ); President and Chief Executive Officer, Gill Ranch Storage, LLC (2011-2020).
Kathryn M. Williams	47	Vice President, Public Affairs and Sustainability (2020- ); Vice President, Public Affairs (2019-2020); Government and Community Affairs Director (2018-2019); State Affairs Manager, Port of Portland (2015-2018); Business and Rail Relations Manager, Port of Portland (2007-2015).
Brody J. Wilson*	43
Vice President, Chief Accounting Officer, Controller and Treasurer(2) (2017- ); Chief Financial Officer (Interim), Treasurer (Interim), Chief Accounting Officer and Controller (2016-2017); Chief Accounting Officer, Controller and Assistant Treasurer (2016); Controller (2013-2016); Acting Controller (2013); Accounting Director (2012-2013).

DIRECTOR (NORTHWEST NATURAL GAS COMPANY ONLY)**
Name	Age at Dec. 31, 2022	Positions held during last five years(1)
Steven E. Wynne**	70
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

* Executive Officer of Northwest Natural Holding Company and Northwest Natural Gas Company.
** Director of Northwest Natural Gas Company only (beginning 2018). All other directors of Northwest Natural Gas Company are also directors of Northwest Natural Holding Company, and information regarding all directors concurrently serving on the Board of Directors of Northwest Natural Gas Company and Northwest Natural Holding Company will be incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.
(1)    Unless otherwise specified, all positions held at Northwest Natural Gas Company.
(2)    Position held at Northwest Natural Holding Company (beginning March 2018) and Northwest Natural Gas Company. In 2020, Ms. Saathoff’s title at Northwest Natural Holding Company changed from Senior Vice President and General Counsel to Senior Vice President, Regulation and General Counsel.

Each executive officer serves successive annual terms; present terms end at the first meeting of the Board of Directors after the 2023 Annual Meeting of Shareholders. There are no family relationships among our executive officers, directors or any person chosen to become one of our officers or directors. NW Holdings and NW Natural have adopted a Code of Ethics (Code) applicable to all employees, officers, and directors that is available on our website at www.nwnaturalholdings.com. We intend to disclose on our website at www.nwnaturalholdings.com any amendments to the Code or waivers of the Code for executive officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation", "Report of the Organization and Executive Compensation Committee", and "Compensation Committee Interlocks and Insider Participation" contained in NW Holdings' definitive Proxy Statement for the 2023 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of December 31, 2022 is reflected in Part III, Item 10, above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 16, 2023, NW Holdings owned 100% of the outstanding common stock of NW Natural.

The following table sets forth information regarding compensation plans under which equity securities of NW Holdings are authorized for issuance as of December 31, 2022 (see Note 8 to the Consolidated Financial Statements):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Long Term Incentive Plan (LTIP) (1)(2)	242,128	n/a	247,666
Employee Stock Purchase Plan	41,558	$39.67	278,219
Equity compensation plans not approved by security holders:
Executive Deferred Compensation Plan (EDCP)(3)	794	n/a	n/a
Directors Deferred Compensation Plan (DDCP)(3)	30,551	n/a	n/a
Deferred Compensation Plan for Directors and Executives (DCP)(4)	191,781	n/a	n/a
Total	506,812		525,885

(1)Awards may be granted under the LTIP as Performance Share Awards, Restricted Stock Units, or stock options. Shares issued pursuant to Performance Share Awards and Restricted Stock Units under the LTIP do not include an exercise price, but are payable when the award criteria are satisfied. The number of shares shown in column (a) include 99,848 Restricted Stock Units and 142,280 Performance Share Awards, reflecting the number of shares to be issued as performance share awards under outstanding Performance Share Awards if target performance levels are achieved. If the maximum awards were paid pursuant to the Performance Share Awards outstanding at December 31, 2022, the number of shares shown in column (a) would increase by 142,280 shares, reflecting the maximum share award of 200% of target, and the number of shares shown in column (c) would decrease by the same amount of shares. No stock options or other types of award have been issued under the LTIP.
(2)The number of shares shown in column (c) includes shares that are available for future issuance under the LTIP as Restricted Stock Units or Performance Share Awards at December 31, 2022.
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

The information captioned “Beneficial Ownership of Common Stock by Directors and Executive Officers” and "Security Ownership of Common Stock of Certain Beneficial Owners" contained in NW Holdings' definitive Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned "Transactions with Related Persons" and "Corporate Governance" in NW Holdings' definitive Proxy Statement for the 2023 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

NW Holdings
The information captioned "2022 and 2021 Audit Firm Fees" in NW Holdings’ definitive Proxy Statement for the 2023 Annual Meeting of Shareholders is hereby incorporated by reference.

NW Natural
The following table shows the fees and expenses of NW Natural, paid or accrued for the integrated audits of the consolidated financial statements and other services provided by NW Natural's independent registered public accounting firm, PricewaterhouseCoopers LLP, for fiscal years 2022 and 2021:

In thousands	2022	2021
Audit Fees	$1,518	$1,268
Audit-Related Fees	477	172
Tax Fees	23	23
All Other Fees	4	4
Total	$2,022	$1,467

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

ALL OTHER FEES. This category relates to services other than those described above. The amount reflects payments for accounting research tools in each of 2022 and 2021.

PRE-APPROVAL POLICY FOR AUDIT AND NON-AUDIT SERVICES. The Audit Committee of NW Natural approved or ratified 100 percent of 2022 and 2021 services for audit, audit-related, tax services and all other fees, including audit services relating to compliance with Section 404 of the Sarbanes-Oxley Act. The chair of the Audit Committee of NW Natural is authorized to pre-approve non-audit services between meetings of the Audit Committee and must report such approvals at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

1.A list of all Financial Statements and Supplemental Schedules is incorporated by reference to Item 8.

2.List of Exhibits filed:

Reference is made to the Exhibit Index commencing on page 142.
ITEM 16. FORM 10-K SUMMARY

None.

NORTHWEST NATURAL HOLDING COMPANY
NORTHWEST NATURAL GAS COMPANY
 Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

Exhibit Number                                                        Document

*3a.	Amended and Restated Articles of Incorporation of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*3b.	Amended and Restated Articles of Incorporation of Northwest Natural Gas Company (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2020).

*3c.	Amended and Restated Bylaws of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 2022, File No. 1-38681).

*3d.	Amended and Restated Bylaws of Northwest Natural Gas Company (incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2022, File No. 1-38681).

*4a.	Copy of Mortgage and Deed of Trust of Northwest Natural Gas Company, dated as of July 1, 1946 (Mortgage and Deed of Trust), to Bankers Trust (to whom Deutsche Bank Trust Company Americas is the successor), Trustee (incorporated by reference to Exhibit 7(j) in File No. 2-6494); and copies of Supplemental Indentures Nos. 1 through 14 to the Mortgage and Deed of Trust, dated respectively, as of June 1, 1949, March 1, 1954, April 1, 1956, February 1, 1959, July 1, 1961, January 1, 1964, March 1, 1966, December 1, 1969, April 1, 1971, January 1, 1975, December 1, 1975, July 1, 1981, June 1, 1985 and November 1, 1985 (incorporated by reference to Exhibit 4(d) in File No. 33-1929); Supplemental Indenture No. 15 to the Mortgage and Deed of Trust, dated as of July 1, 1986 (filed as Exhibit 4(c) in File No. 33-24168); Supplemental Indentures Nos. 16, 17 and 18 to the Mortgage and Deed of Trust, dated, respectively, as of November 1, 1988, October 1, 1989 and July 1, 1990 (incorporated by reference to Exhibit 4(c) in File No. 33-40482); Supplemental Indenture No. 19 to the Mortgage and Deed of Trust, dated as of June 1, 1991 (incorporated by reference to Exhibit 4(c) in File No. 33-64014).

*4b.	Supplemental Indenture No. 20 to the Mortgage and Deed of Trust, dated as of June 1, 1993 (incorporated by reference to Exhibit 4a.(1) to Form 10-K for year ended December 31, 1993, File No. 0-00994).

*4c.	Supplemental Indenture No. 21 to the Mortgage and Deed of Trust, dated as of October 15, 2012 (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 26, 2012, File No. 1-15973).

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

*4g.
Twenty-fifth Supplemental Indenture, providing for, among other things, First Mortgage Bonds, 5.43% Series due 2053, dated as of December 1, 2022, by and between Northwest Natural Gas Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 1, 2022, File No. 1-15973).

*4h.	Copy of Indenture, dated as of June 1, 1991, between Northwest Natural Gas Company and Bankers Trust Company (to whom Deutsche Bank Trust Company Americas is successor), Trustee, relating to Northwest Natural Gas Company's Unsecured Debt Securities (incorporated by reference to Exhibit 4(e) in File No. 33-64014).

4i.
Amended and Restated Credit Agreement, dated as of November 3, 2021, among Northwest Natural Holding Company and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents, as amended by Amendment No.1, dated as of January 20, 2023.

4j.
Amended and Restated Credit Agreement, dated as of November 3, 2021, among Northwest Natural Gas Company and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents, as amended by Amendment No. 1, dated as of January 20, 2023.

*4k.
Credit Agreement, dated as of June 10, 2021, among NW Natural Water Company, LLC, Northwest Natural Holding Company, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed June 14, 2021, File No. 1-38681).

*4l.
Credit Agreement, dated as of June 10, 2021, among Northwest Natural Gas Company, the lenders party thereto, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed June 14, 2021, File No. 1-15973).

*4m.
Credit Agreement, dated as of September 15, 2022, among Northwest Natural Holding Company and the lenders party thereto, with U.S. Bank National Association as administrative agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed September 21, 2022, file No. 1-38681).

*4n.
Credit Agreement, dated as of September 15, 2022, among NW Natural Water Company, LLC, Northwest Natural Holding Company and the lenders party thereto, with U.S. Bank National Association as administrative agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed September 21, 2022, file No. 1-38681).

*4o.	Description of securities registered under Section 12 of the Exchange Act of 1934 (incorporated by reference to Exhibit 4j to Form 10-K for the year ended December 31, 2019, File No. 1-38681).

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

*10g.	Directors Deferred Compensation Plan, effective June 1, 1981, restated as of October 1, 2018 (incorporated by reference to Exhibit 10.5 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*10h.
Deferred Compensation Plan for Directors and Executives, effective January 1, 2005, restated as of September 23, 2021 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2021, File No. 1-38681).

*10i.
Form of Indemnity Agreement as entered into between Northwest Natural Gas Company and each director and certain executive officers (incorporated by reference to Exhibit 10l to Form 10-K for 2018, File No. 1-15973).

*10j.
Form of Indemnity Agreement as entered into between Northwest Natural Holding Company and each director and certain executive officers (incorporated by reference to Exhibit 10m to Form 10-K for 2018, File No. 1-38681).

*10k.	Non-Employee Directors Stock Compensation Plan, as amended effective December 15, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 16, 2005, File No. 1-15973).

*10l.	Executive Annual Incentive Plan, effective January 1, 2022 (incorporated by reference to Exhibit 10o to Form 10-K for 2021, File No. 1-15973).

10m.	Executive Annual Incentive Plan, effective February 23, 2023.

*10n.
Form of Change in Control Severance Agreement between Northwest Natural Gas Company and each executive officer, as amended and restated as of March 1, 2020 (incorporated by reference to Exhibit 10q to Form 10-K for 2019, File No. 1-15973).

10o.	Form of Change in Control Severance Agreement between Northwest Natural Gas Company and David Anderson, as amended and restated as of February 23, 2023.

10p.	Form of Change in Control Severance Agreement between Northwest Natural Gas Company and each executive officer (other than David Anderson), as amended and restated as of February 23, 2023.

*10q.	Northwest Natural Gas Company Long Term Incentive Plan, as amended and restated effective May 25, 2017 (incorporated by reference to Exhibit 10s to Form 10-K for 2017, File No. 1-15973).

*10r.	Northwest Natural Gas Company Long Term Incentive Plan, as amended and restated as of October 1, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 1, 2018, File No. 1-38681).

10s.	Northwest Natural Holding Company Long Term Incentive Plan, as amended and restated as of February 23, 2023.

*10t.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2020-2022) (incorporated by reference to Exhibit 10x to Form 10-K for 2019, File No. 1-38681).

*10u.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2021-2023)(incorporated by reference to Exhibit 10w to Form 10-K for 2020, File No. 1-38681).

*10v.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2022-2024) (incorporated by reference to Exhibit 10w to Form 10-K for 2021, File No. 1-38681).

10w.	Form of Amendment to Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2021-2023) and Long Term Incentive Plan (2022-2024)

10x.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2023-2025).

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

*10aa.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2022) (incorporated by reference to Exhibit 10z to Form 10-K for 2021, File No. 1-38681).

10bb.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2023).

*10cc.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2021) (incorporated by reference to Exhibit 10z to Form 10-K for 2020, File No. 1-38681).

*10dd.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2020) (incorporated by reference to Exhibit 10aa to Form 10-K for 2019, File No. 1-38681).

*10ee.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2019) (incorporated by reference to Exhibit 10cc to Form 10-K for 2018, File No. 1-38681).

*10ff.	Severance Agreement between Northwest Natural Gas Company and an executive officer, dated August 1, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 29, 2016, File No. 1-15973).

*10gg.
Form of Severance Agreement between Northwest Natural Gas Company and an executive officer, dated May 17, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 24, 2017, File No. 1-15973).

*10hh.	Cash Retention Agreement between Northwest Natural Gas Company and an executive officer, dated as of March 1, 2018 (incorporated by reference to Exhibit 10ss to Form 10-K for 2017, File No. 1-15973).

*10ii.	Annual Incentive Plan for NW Natural Gas Storage, LLC, as amended effective January 1, 2022 (incorporated by reference to Exhibit 10ll to Form 10-K for 2021, File No. 1-38681).
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
Date: February 24, 2023

NORTHWEST NATURAL GAS COMPANY

By: /s/ David H. Anderson
David H. Anderson
President and Chief Executive Officer
Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signatures of each of the undersigned shall be deemed to relate only to matters having reference to the below named company and its subsidiaries.
NORTHWEST NATURAL HOLDING COMPANY

Signature	Title	Date

/s/ David H. Anderson	Principal Executive Officer and Director	February 24, 2023
David H. Anderson President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer	Principal Financial Officer	February 24, 2023
Frank H. Burkhartsmeyer Senior Vice President and Chief Financial Officer

/s/ Brody J. Wilson	Principal Accounting Officer	February 24, 2023
Brody J. Wilson Vice President, Treasurer, Chief Accounting Officer and Controller

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ Karen Lee	Director	)
Karen Lee		)
)
/s/ Dave McCurdy	Director	)
Dave McCurdy		)
)
/s/ Sandra McDonough	Director	February 24, 2023
Sandra McDonough		)
)
/s/ Nathan I. Partain	Director	)
Nathan I. Partain		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)

NORTHWEST NATURAL GAS COMPANY

Signature	Title	Date

/s/ David H. Anderson	Principal Executive Officer and Director	February 24, 2023
David H. Anderson President and Chief Executive Officer

/s/ Frank H. Burkhartsmeyer	Principal Financial Officer	February 24, 2023
Frank H. Burkhartsmeyer Senior Vice President and Chief Financial Officer

/s/ Brody J. Wilson	Principal Accounting Officer	February 24, 2023
Brody J. Wilson Vice President, Treasurer, Chief Accounting Officer and Controller

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ Karen Lee	Director	)
Karen Lee		)
)
/s/ Dave McCurdy	Director	)
Dave McCurdy		)
)
/s/ Sandra McDonough	Director	February 24, 2023
Sandra McDonough		)
)
/s/ Nathan I. Partain	Director	)
Nathan I. Partain		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)
)
/s/ Steven E. Wynne	Director	)
Steven E. Wynne		)