Form 10-Q
period 2023-03-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2023-05-04
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
At April 27, 2023, 35,965,613 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to the safe harbors created by such Act. Forward-looking statements can be identified by words such as anticipates, assumes, may, intends, plans, projects, seeks, should, believes, estimates, expects, will, could, and similar references (including the negatives thereof) to future periods, although not all forward-looking statements contain these words. Examples of forward-looking statements include, but are not limited to, statements regarding the following:
•plans, projections and predictions;
•objectives, goals, visions or strategies;
•assumptions, generalizations and estimates;
•ongoing continuation of past practices or patterns;
•future events or performance;
•trends;
•risks;
•uncertainties;
•timing and cyclicality;
•economic conditions, including impacts of inflation and interest rates, bank failure, recessionary risk, and general economic uncertainty;
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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in NW Holdings' and NW Natural's 2022 Annual Report on Form 10-K, Part I, Item 1A “Risk Factors” and Part II, Item 7 and Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, respectively, and Part I of this report, Items 2 and 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, respectively.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2023	2022

Operating revenues	$462,423	$350,301

Operating expenses:
Cost of gas	205,749	145,588
Operations and maintenance	71,817	57,485
Environmental remediation	5,375	4,703
General taxes	14,219	12,104
Revenue taxes	19,042	13,360
Depreciation	31,465	28,429
Other operating expenses	1,248	994
Total operating expenses	348,915	262,663
Income from operations	113,508	87,638
Other income (expense), net	1,606	(954)
Interest expense, net	18,296	11,522
Income before income taxes	96,818	75,162
Income tax expense	25,147	18,923
Net income	71,671	56,239
Other comprehensive income (loss):
Amortization of non-qualified employee benefit plan liability, net of taxes of $37 and $71 for the three months ended March 31, 2023 and 2022, respectively	102	197
Unrealized loss on interest rate swaps, net of taxes of $149 for the three months ended March 31, 2023	(411)	—
Comprehensive income	$71,362	$56,436
Average common shares outstanding:
Basic	35,609	31,187
Diluted	35,708	31,212
Earnings per share of common stock:
Basic	$2.01	$1.80
Diluted	2.01	1.80

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2023	2022	2022

Assets:
Current assets:
Cash and cash equivalents	$140,821	$24,325	$29,270
Accounts receivable	164,157	103,131	168,906
Accrued unbilled revenue	59,542	41,772	89,048
Allowance for uncollectible accounts	(6,760)	(2,488)	(3,296)
Regulatory assets	126,546	64,481	117,491
Derivative instruments	8,507	84,438	194,412
Inventories	41,392	33,377	87,096
Other current assets	41,968	42,329	61,286
Total current assets	576,173	391,365	744,213
Non-current assets:
Property, plant, and equipment	4,320,476	4,041,894	4,261,566
Less: Accumulated depreciation	1,164,498	1,137,138	1,147,166
Total property, plant, and equipment, net	3,155,978	2,904,756	3,114,400
Regulatory assets	311,419	297,546	340,432
Derivative instruments	1,432	6,955	5,045
Other investments	93,611	96,266	95,704
Operating lease right of use asset, net	72,699	74,416	73,429
Assets under sales-type leases	133,159	137,837	134,302
Goodwill	149,836	70,570	149,283
Other non-current assets	97,789	74,923	91,518
Total non-current assets	4,015,923	3,663,269	4,004,113
Total assets	$4,592,096	$4,054,634	$4,748,326

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands, including share information	2023	2022	2022

Liabilities and equity:
Current liabilities:
Short-term debt	$72,500	$332,500	$258,200
Current maturities of long-term debt	240,712	339	90,697
Accounts payable	111,152	130,557	180,667
Taxes accrued	31,372	14,258	15,625
Interest accrued	13,089	10,886	10,169
Regulatory liabilities	57,523	111,791	248,582
Derivative instruments	44,370	3,855	28,728
Operating lease liabilities	1,700	1,303	1,514
Other current liabilities	71,662	52,778	64,552
Total current liabilities	644,080	658,267	898,734
Long-term debt	1,294,590	1,044,667	1,246,167
Deferred credits and other non-current liabilities:
Deferred tax liabilities	376,237	353,746	366,022
Regulatory liabilities	669,328	652,977	689,578
Pension and other postretirement benefit liabilities	147,890	164,530	149,143
Derivative instruments	15,382	592	20,838
Operating lease liabilities	78,302	79,162	78,965
Other non-current liabilities	117,980	112,749	123,438
Total deferred credits and other non-current liabilities	1,405,119	1,363,756	1,427,984
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 35,929, 31,380, and 35,525 at March 31, 2023 and 2022, and December 31, 2022, respectively	824,304	602,382	805,253
Retained earnings	430,597	396,769	376,473
Accumulated other comprehensive loss	(6,594)	(11,207)	(6,285)
Total equity	1,248,307	987,944	1,175,441
Total liabilities and equity	$4,592,096	$4,054,634	$4,748,326

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended March 31,
	2023	2022
Total shareholders' equity, beginning balances	$1,175,441	$935,146

Common stock:
Beginning balances	805,253	590,771
Stock-based compensation	2,580	1,774
Shares issued pursuant to equity based plans, net of shares withheld for taxes	(174)	(76)
Issuance of common stock, net of issuance costs	16,645	9,913
Ending balances	824,304	602,382

Retained earnings:
Beginning balances	376,473	355,779
Net income	71,671	56,239
Dividends on common stock	(17,547)	(15,249)
Ending balances	430,597	396,769

Accumulated other comprehensive income (loss):
Beginning balances	(6,285)	(11,404)
Other comprehensive income (loss)	(309)	197
Ending balances	(6,594)	(11,207)

Total shareholders' equity, ending balances	$1,248,307	$987,944

Dividends per share of common stock	$0.4850	$0.4825

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2023	2022
Operating activities:
Net income	$71,671	$56,239
Adjustments to reconcile net income to cash provided by operations:
Depreciation	31,465	28,429
Regulatory amortization of gas reserves	833	1,481
Deferred income taxes	5,228	8,780
Qualified defined benefit pension plan (benefit) expense	(791)	1,441
Deferred environmental expenditures, net	(4,113)	(4,345)
Environmental remediation expense	5,375	4,703
Asset optimization revenue sharing bill credits	(10,471)	(41,102)
Other	8,509	6,325
Changes in assets and liabilities:
Receivables, net	38,727	38,664
Inventories	46,129	23,885
Income and other taxes	25,567	14,436
Accounts payable	(47,773)	(16,487)
Deferred gas costs	(11,300)	11,728
Asset optimization revenue sharing	7,769	(646)
Decoupling mechanism	(1,303)	4,434
Cloud-based software	(3,673)	(416)
Other, net	15,012	3,488
Cash provided by operating activities	176,861	141,037
Investing activities:
Capital expenditures	(71,265)	(68,514)
Acquisitions, net of cash acquired	(468)	—
Other	(1,285)	(1,236)
Cash used in investing activities	(73,018)	(69,750)
Financing activities:
Proceeds from common stock issued, net	16,669	9,938
Long-term debt issued	200,000	—
Changes in other short-term debt, net	(185,700)	(57,000)
Cash dividend payments on common stock	(16,532)	(14,452)
Other	(3,250)	(1,250)
Cash provided by (used in) financing activities	11,187	(62,764)
Increase in cash, cash equivalents and restricted cash	115,030	8,523
Cash, cash equivalents and restricted cash, beginning of period	40,964	27,120
Cash, cash equivalents and restricted cash, end of period	$155,994	$35,643

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$14,904	$7,977
Income taxes paid, net of refunds	1,300	773

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands	2023	2022

Operating revenues	$454,513	$346,624

Operating expenses:
Cost of gas	205,805	145,644
Operations and maintenance	65,389	53,877
Environmental remediation	5,375	4,703
General taxes	14,000	11,989
Revenue taxes	18,975	13,324
Depreciation	30,144	27,637
Other operating expenses	697	899
Total operating expenses	340,385	258,073
Income from operations	114,128	88,551
Other income (expense), net	2,445	(981)
Interest expense, net	14,611	10,831
Income before income taxes	101,962	76,739
Income tax expense	26,422	19,323
Net income	75,540	57,416
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $37 and $71 for the three months ended March 31, 2023 and 2021, respectively	102	197
Comprehensive income	$75,642	$57,613

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2023	2022	2022

Assets:
Current assets:
Cash and cash equivalents	$129,731	$10,165	$12,977
Accounts receivable	158,675	101,551	165,607
Accrued unbilled revenue	57,855	41,651	87,482
Receivables from affiliates	2,388	1,850	634
Allowance for uncollectible accounts	(3,937)	(2,432)	(3,079)
Regulatory assets	126,546	64,481	117,491
Derivative instruments	8,890	84,438	194,236
Inventories	39,835	32,757	86,207
Other current assets	40,950	39,507	57,269
Total current assets	560,933	373,968	718,824
Non-current assets:
Property, plant, and equipment	4,200,299	3,971,050	4,148,547
Less: Accumulated depreciation	1,153,060	1,129,837	1,137,231
Total property, plant, and equipment, net	3,047,239	2,841,213	3,011,316
Regulatory assets	311,394	297,482	340,407
Derivative instruments	1,432	6,955	5,045
Other investments	78,102	81,797	80,110
Operating lease right of use asset, net	72,077	74,361	72,720
Assets under sales-type leases	133,158	137,837	134,302
Other non-current assets	96,300	73,207	89,994
Total non-current assets	3,739,702	3,512,852	3,733,894
Total assets	$4,300,635	$3,886,820	$4,452,718

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2023	2022	2022

Liabilities and equity:
Current liabilities:
Short-term debt	$—	$188,500	$170,200
Current maturities of long-term debt	89,962	—	89,942
Accounts payable	107,986	127,569	177,590
Payables to affiliates	24,806	9,619	9,175
Taxes accrued	15,120	14,224	15,426
Interest accrued	12,535	10,708	8,900
Regulatory liabilities	57,494	111,791	248,553
Derivative instruments	44,370	3,855	28,728
Operating lease liabilities	1,538	1,286	1,363
Other current liabilities	69,114	52,053	62,019
Total current liabilities	422,925	519,605	811,896
Long-term debt	1,234,460	986,627	1,035,935
Deferred credits and other non-current liabilities:
Deferred tax liabilities	374,092	351,191	362,353
Regulatory liabilities	668,348	651,995	688,599
Pension and other postretirement benefit liabilities	147,890	164,530	149,143
Derivative instruments	15,382	592	20,838
Operating lease liabilities	77,840	79,125	78,345
Other non-current liabilities	109,518	111,546	114,527
Total deferred credits and other non-current liabilities	1,393,070	1,358,979	1,413,805
Commitments and contingencies (Note 16)
Equity:
Common stock	614,911	436,042	614,903
Retained earnings	641,581	596,774	582,593
Accumulated other comprehensive loss	(6,312)	(11,207)	(6,414)
Total equity	1,250,180	1,021,609	1,191,082
Total liabilities and equity	$4,300,635	$3,886,820	$4,452,718

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended March 31,
	2023	2022
Total shareholder's equity, beginning balances	$1,191,082	$977,807

Common stock:
Beginning balances	614,903	435,515
Capital contributions from parent	8	527
Ending balances	614,911	436,042

Retained earnings:
Beginning balances	582,593	553,696
Net income	75,540	57,416
Dividends on common stock	(16,552)	(14,338)
Ending balances	641,581	596,774

Accumulated other comprehensive income (loss):
Beginning balances	(6,414)	(11,404)
Other comprehensive income	102	197
Ending balances	(6,312)	(11,207)

Total shareholder's equity, ending balances	$1,250,180	$1,021,609

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2023	2022

Operating activities:
Net income	$75,540	$57,416
Adjustments to reconcile net income to cash provided by operations:
Depreciation	30,144	27,637
Regulatory amortization of gas reserves	833	1,481
Deferred income taxes	6,495	8,744
Qualified defined benefit pension plan (benefit) expense	(791)	1,441
Deferred environmental expenditures, net	(4,113)	(4,345)
Environmental remediation expense	5,375	4,703
Asset optimization revenue sharing bill credits	(10,471)	(41,102)
Other	7,851	5,786
Changes in assets and liabilities:
Receivables, net	36,671	36,920
Inventories	46,509	23,995
Income and other taxes	20,310	12,383
Accounts payable	(48,531)	(15,525)
Deferred gas costs	(11,299)	11,728
Asset optimization revenue sharing	7,769	(646)
Decoupling mechanism	(1,303)	4,434
Cloud-based software	(3,673)	(416)
Other, net	17,515	3,596
Cash provided by operating activities	174,831	138,230
Investing activities:
Capital expenditures	(63,598)	(64,317)
Other	(1,284)	(1,236)
Cash used in investing activities	(64,882)	(65,553)
Financing activities:
Cash contributions received from parent	8	527
Long-term debt issued	200,000	—
Changes in other short-term debt, net	(170,200)	(57,000)
Cash dividend payments on common stock	(16,552)	(14,338)
Other	(2,972)	(1,215)
Cash provided by (used in) financing activities	10,284	(72,026)
Increase in cash, cash equivalents and restricted cash	120,233	651
Cash, cash equivalents and restricted cash, beginning of period	24,671	20,832
Cash, cash equivalents and restricted cash, end of period	$144,904	$21,483

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$10,522	$7,288
Income taxes paid, net of refunds	6,565	3,300

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

Information presented in these interim consolidated financial statements is unaudited, but includes all material adjustments management considers necessary for a fair statement of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in NW Holdings' and NW Natural's combined 2022 Annual Report on Form 10-K (2022 Form 10-K). A significant part of NW Holdings' and NW Natural's business is of a seasonal nature; therefore, NW Holdings and NW Natural results of operations for interim periods are not necessarily indicative of full year results. Seasonality affects the comparability of the results of other operations across quarters but not across years.

Notes to the consolidated financial statements reflect the activity for both NW Holdings and NW Natural for all periods presented, unless otherwise noted. Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on our consolidated financial statements.
2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2022 Form 10-K. There were no material changes to those accounting policies during the three months ended March 31, 2023 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	March 31,		December 31,
In thousands	2023	2022	2022
NW Natural:
Current:
Unrealized loss on derivatives(1)	$44,370	$3,855	$28,728
Gas costs	51,296	33,215	61,223
Environmental Costs(2)	6,947	7,082	7,392
Decoupling(3)	—	469	—
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,208	2,299	2,208
Other(5)	14,594	10,430	10,809
Total current - NW Natural	$126,546	$64,481	$117,491
Non-current:
Unrealized loss on derivatives(1)	$15,382	$592	$20,838
Pension balancing(4)	30,613	35,974	32,997
Income taxes	10,540	11,129	10,943
Pension and other postretirement benefit liabilities	101,413	113,494	101,413
Environmental Costs(2)	99,541	87,566	104,253
Gas costs	6,546	10,054	22,355
Other(5)	47,359	38,673	47,608
Total non-current - NW Natural	$311,394	$297,482	$340,407
Other (NW Holdings)	25	64	25
Total non-current - NW Holdings	$311,419	$297,546	$340,432

	Regulatory Liabilities
	March 31,		December 31,
In thousands	2023	2022	2022
NW Natural:
Current:
Gas costs	$5,670	$1,922	$4,121
Unrealized gain on derivatives(1)	8,890	84,438	194,236
Decoupling(3)	12,606	8,236	14,026
Income taxes	5,143	7,318	7,166
Asset optimization revenue sharing	19,040	5,186	26,368
Other(5)	6,145	4,691	2,636
Total current - NW Natural	$57,494	$111,791	$248,553
Other (NW Holdings)	29	—	29
Total current - NW Holdings	$57,523	$111,791	$248,582
Non-current:
Gas costs	$2,024	$532	$12,644
Unrealized gain on derivatives(1)	1,432	6,955	5,045
Decoupling(3)	3,931	3,585	3,814
Income taxes(6)	170,289	176,138	174,212
Accrued asset removal costs(7)	474,764	450,973	467,742
Asset optimization revenue sharing	—	—	8,401
Other(5)	15,908	13,812	16,741
Total non-current - NW Natural	$668,348	$651,995	$688,599
Other (NW Holdings)	980	982	979
Total non-current - NW Holdings	$669,328	$652,977	$689,578
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

We believe all costs incurred and deferred at March 31, 2023 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. These investments are readily convertible to cash with fair value approximating cost. As of March 31, 2023, the amount invested in money market funds was $107.6 million at NW Natural and $112.6 million at NW Holdings. These investments are measured using net asset value per share.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of March 31, 2023 and 2022 and December 31, 2022:

	March 31,		December 31,
In thousands	2023	2022	2022
Cash and cash equivalents	$140,821	$24,325	$29,270
Restricted cash included in other current assets	15,173	11,318	11,694
Cash, cash equivalents and restricted cash	$155,994	$35,643	$40,964

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of March 31, 2023 and 2022 and December 31, 2022:

	March 31,		December 31,
In thousands	2023	2022	2022
Cash and cash equivalents	$129,731	$10,165	$12,977
Restricted cash included in other current assets	15,173	11,318	11,694
Cash, cash equivalents and restricted cash	$144,904	$21,483	$24,671

Intercompany Dividend
In April 2023, NW Natural made a dividend to NW Holdings for $25.0 million, returning additional equity contributed from NW Holdings to NW Natural in 2022.

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

For the residential and commercial uncollectible provision, we primarily followed our standard methodology, which includes assessing historical write-off trends and current information on delinquent accounts. Beginning October 1, 2022, new collection rules from the OPUC applied to residential and commercial customers. This included enhanced protections for low-income customers, a return to pre-pandemic time payment arrangements terms, revised disconnection rules during the heating season, and other items. As a result of these Oregon rule changes and our recent collection process experience, we augmented our provision review for Oregon accounts in the following categories: closed or inactive accounts aged less than 120 days, accounts on payment plans, and all other open accounts not on payment plans. For industrial accounts, we continue to assess the provision on an account-by-account basis with specific reserves taken as necessary. NW Natural will continue to closely monitor and evaluate our accounts receivable and the provision for uncollectible accounts.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of			As of
	December 31, 2022	Three Months Ended March 31, 2023		March 31, 2023
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,155	$1,063	$(265)	$2,953
Commercial	400	114	(33)	481
Industrial	188	14	(1)	201
Accrued unbilled and other	336	10	(44)	302
Total NW Natural	3,079	1,201	(343)	3,937
Other - NW Holdings	217	2,606	—	2,823
Total NW Holdings	$3,296	$3,807	$(343)	$6,760

In March 2023, NW Holdings and a third party entered into an agreement to resolve and settle outstanding disputes. Under the agreement, the third party agreed to pay NW Holdings $3.25 million. NW Holdings determined that the agreement provides certainty of amount and receivable, however, no payments have been received to date and collectability is uncertain. As such, the gain was not recognized in the first quarter of 2023 and a $2.6 million allowance was recorded.

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

Greenhouse Gas Allowances
NW Natural is subject to greenhouse gas emission (GHG) reduction requirements in Oregon and Washington. In Oregon, emission reduction compliance mechanisms include: 1) free compliance instruments distributed by the state, 2) Community Climate Investment (CCI) Credits, which act similar to carbon offsets, and 3) renewable natural gas. In Washington, NW Natural will either purchase or be allocated free emission allowances from the state for compliance. NW Natural will account for all purchased Oregon CCI Credits and Washington allowances as inventory at the lower of cost or market. Any compliance instruments or allowances that are acquired through government allocations will be accounted for as inventory at no cost. The compliance programs allow for the sale of the compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty and NW Natural will recognize expense at the time of recognition of the related sale. As of March 31, 2023, NW Natural had $4.7 million of emissions allowances for compliance in Washington recorded as inventory and no CCI Credits in Oregon.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional CCI Credits or emission allowances NW Natural would need to purchase to satisfy the obligations. As of March 31, 2023, NW Natural has not recognized a liability under the Oregon program for the purchase of CCI Credits. Under the Washington program, NW Natural has recognized a $6.3 million liability. We expect that the costs to comply with the Oregon and Washington programs will be recovered from utility customers through rates and the application of ASC 980 will also be applied. We expect this to result in the deferral of costs and recognition through NW Natural's regulatory processes.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended March 31,
In thousands, except per share data	2023	2022
Net income	$71,671	$56,239
Average common shares outstanding - basic	35,609	31,187
Additional shares for stock-based compensation plans (See Note 8)	99	25
Average common shares outstanding - diluted	35,708	31,212
Earnings per share of common stock:
Basic	$2.01	$1.80
Diluted	$2.01	$1.80
Additional information:
Anti-dilutive shares	1	5
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

	Three Months Ended March 31,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2023
Operating revenues	$447,770	$6,743	$454,513	$7,910	$462,423
Depreciation	29,858	286	30,144	1,321	31,465
Income (loss) from operations	109,159	4,969	114,128	(620)	113,508
Net income (loss)	71,951	3,589	75,540	(3,869)	71,671
Capital expenditures	63,642	(44)	63,598	7,667	71,265
Total assets at March 31, 2023	4,246,245	54,390	4,300,635	291,461	4,592,096
2022
Operating revenues	$341,398	$5,226	$346,624	$3,677	$350,301
Depreciation	27,373	264	27,637	792	28,429
Income (loss) from operations	85,663	2,888	88,551	(913)	87,638
Net income (loss)	55,390	2,026	57,416	(1,177)	56,239
Capital expenditures	64,280	37	64,317	4,197	68,514
Total assets at March 31, 2022	3,835,222	51,598	3,886,820	167,814	4,054,634
Total assets at December 31, 2022	4,392,699	60,019	4,452,718	295,608	4,748,326

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
The following table presents additional segment information concerning NGD margin:

	Three Months Ended March 31,
In thousands	2023	2022
NGD margin calculation:
NGD distribution revenues	$443,061	$336,487
Other regulated services	4,709	4,911
Total NGD operating revenues	447,770	341,398
Less: NGD cost of gas	205,805	145,644
Environmental remediation	5,375	4,698
Revenue taxes	18,975	13,324
NGD margin	$217,615	$177,732

5. COMMON STOCK

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the three months ended March 31, 2023, NW Holdings issued and sold 360,264 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $16.7 million, net of fees and commissions paid to agents of $0.2 million. As of March 31, 2023, NW Holdings had $94.1 million of equity available for issuance under the program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries, NW Natural and NW Natural Water. We intend that contributions to NW Natural and NW Natural Water will be used for general corporate purposes.

On April 1, 2022, NW Holdings issued and sold 2,875,000 shares of its common stock pursuant to a registration statement on Form S-3 and related prospectus supplement. NW Holdings received net offering proceeds, after deducting the underwriter's discounts and commissions and expenses payable by NW Holdings, of approximately $138.6 million.

6. REVENUE

The following tables present disaggregated revenue:

	Three Months Ended March 31,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2023
Natural gas sales	$451,394	$—	$451,394	$—	$451,394
Gas storage revenue, net	—	2,799	2,799	—	2,799
Asset management revenue, net	—	2,754	2,754	—	2,754
Appliance retail center revenue	—	1,190	1,190	—	1,190
Other revenue	730	—	730	7,910	8,640
Revenue from contracts with customers	452,124	6,743	458,867	7,910	466,777
Alternative revenue	(8,352)	—	(8,352)	—	(8,352)
Leasing revenue	3,998	—	3,998	—	3,998
Total operating revenues	$447,770	$6,743	$454,513	$7,910	$462,423

2022
Natural gas sales	$337,296	$—	$337,296	$—	$337,296
Gas storage revenue, net	—	2,757	2,757	—	2,757
Asset management revenue, net	—	752	752	—	752
Appliance retail center revenue	—	1,717	1,717	—	1,717
Other revenue	630	—	630	3,677	4,307
Revenue from contracts with customers	337,926	5,226	343,152	3,677	346,829
Alternative revenue	(827)	—	(827)	—	(827)
Leasing revenue	4,299	—	4,299	—	4,299
Total operating revenues	$341,398	$5,226	$346,624	$3,677	$350,301

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

Leasing Revenue
Leasing revenue primarily consists of revenues from NW Natural's North Mist Storage contract with PGE in support of PGE's gas-fired electric power generation facilities under an initial 30-year contract with options to extend, totaling up to an additional 50 years upon mutual agreement of the parties. The facility is accounted for as a sales-type lease with regulatory accounting deferral treatment. The investment is included in rate base under an established cost-of-service tariff schedule, with revenues recognized according to the tariff schedule and as such, profit upon commencement was deferred and will be amortized over the lease term. Leasing revenue also contains rental revenue from small leases of property owned by NW Natural to third parties. The majority of these transactions are accounted for as operating leases and the revenue is recognized over the term of the lease agreement. Lease revenue is excluded from revenue from contracts with customers. See Note 7 for additional information.

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

As of March 31, 2023, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $76.1 million. Of this amount, approximately $15.0 million will be recognized during the remainder of 2023, $16.2 million in 2024, $13.5 million in 2025, $9.4 million in 2026, $5.1 million in 2027 and $16.9 million thereafter. The amounts presented here are calculated using current contracted rates.

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

7. LEASES

Lease Revenue
Leasing revenue primarily consists of NW Natural's North Mist natural gas storage agreement with PGE, which is billed under an OPUC-approved rate schedule and includes an initial 30-year term beginning May 2019 with options to extend, totaling up to an additional 50 years upon mutual agreement of the parties. Under U.S. GAAP, this agreement is classified as a sales-type lease and qualifies for regulatory accounting deferral treatment. The investment in the storage facility is included in rate base under a separately established cost-of-service tariff, with revenues recognized according to the tariff schedule. As such, the selling profit that was calculated upon commencement as part of the sale-type lease recognition was deferred and will be amortized over the lease term. Billing rates under the cost-of-service tariff will be updated annually to reflect current information including depreciable asset levels, forecasted operating expenses, and the results of regulatory proceedings, as applicable, and revenue received under this agreement is recognized as operating revenue on the consolidated statements of comprehensive income. There are no variable payments or residual value guarantees. The lease does not contain an option to purchase the underlying assets.

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

The components of lease revenue at NW Natural were as follows:

	Three Months Ended March 31,
In thousands	2023	2022
Lease revenue
Operating leases	$19	$18
Sales-type leases	3,979	4,281
Total lease revenue	$3,998	$4,299

Additionally, lease revenue of $0.2 million and $0.1 million was recognized for the three months ended March 31, 2023 and 2022, respectively, related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at March 31, 2023 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
Remainder of 2023	$466	$12,376	$12,842
2024	613	15,867	16,480
2025	604	15,306	15,910
2026	36	14,901	14,937
2027	22	14,521	14,543
Thereafter	—	222,299	222,299
Total minimum lease payments	$1,741	$295,270	$297,011
Less: imputed interest		162,326
Total leases receivable		$132,944

Other (NW Holdings):
Remainder of 2023	$38	$—	$38
2024	52	—	52
2025	53	—	53
2026	56	—	56
2027	57	—	57
Thereafter	857	—	857
Total minimum lease payments	$1,113	$—	$1,113

NW Holdings:
Remainder of 2023	$504	$12,376	$12,880
2024	665	15,867	16,532
2025	657	15,306	15,963
2026	92	14,901	14,993
2027	79	14,521	14,600
Thereafter	857	222,299	223,156
Total minimum lease payments	$2,854	$295,270	$298,124
Less: imputed interest		162,326
Total leases receivable		$132,944

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $5.2 million, $4.8 million and $5.1 million at March 31, 2023 and 2022 and December 31, 2022, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of 6 months to 17 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Three Months Ended March 31,
In thousands	2023	2022
NW Natural:
Operating lease expense	$1,775	$1,727
Short-term lease expense	80	163

Other (NW Holdings):
Operating lease expense	$40	$7

NW Holdings:
Operating lease expense	$1,815	$1,734
Short-term lease expense	80	163

Supplemental balance sheet information related to operating leases as of March 31, 2023 and 2022 and December 31, 2022 is as follows:

In thousands	March 31,		December 31,
	2023	2022	2022
NW Natural:
Operating lease right of use asset	$72,077	$74,361	$72,720

Operating lease liabilities - current liabilities	$1,538	$1,286	$1,363
Operating lease liabilities - non-current liabilities	77,840	79,125	78,345
Total operating lease liabilities	$79,378	$80,411	$79,708

Other (NW Holdings):
Operating lease right of use asset	$622	$55	$709

Operating lease liabilities - current liabilities	$162	$17	$151
Operating lease liabilities - non-current liabilities	462	37	620
Total operating lease liabilities	$624	$54	$771

NW Holdings:
Operating lease right of use asset	$72,699	$74,416	$73,429

Operating lease liabilities - current liabilities	$1,700	$1,303	$1,514
Operating lease liabilities - non-current liabilities	78,302	79,162	78,965
Total operating lease liabilities	$80,002	$80,465	$80,479

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	March 31,		December 31,
	2023	2022	2022
Weighted-average remaining lease term (years)	17.0	18.0	17.2
Weighted-average discount rate	7.3%	7.2%	7.3%

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $7.2 million, $6.0 million and $6.9 million as of March 31, 2023 and 2022 and December 31, 2022, respectively.

Maturities of operating lease liabilities at March 31, 2023 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2023	$5,402	$148	$5,550
2024	7,299	196	7,495
2025	7,185	183	7,368
2026	7,353	140	7,493
2027	7,530	107	7,637
Thereafter	108,901	12	108,913
Total lease payments	143,670	786	144,456
Less: imputed interest	64,292	162	64,454
Total lease obligations	79,378	624	80,002
Less: current obligations	1,538	162	1,700
Long-term lease obligations	$77,840	$462	$78,302

As of March 31, 2023, there were no finance lease liabilities at NW Natural.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
In thousands	2023	2022
NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,767	$1,733
Finance cash flows from finance leases	173	75
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$14
Finance leases	173	100

Other (NW Holdings):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$39	$6
Right of use assets obtained in exchange for lease obligations
Finance leases	$90	$—

NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,806	$1,739
Finance cash flows from finance leases	173	75
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$14
Finance leases	263	100
Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $2.4 million, $2.2 million and $2.3 million at March 31, 2023 and 2022 and at December 31, 2022, respectively.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees, including officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2022 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the three months ended March 31, 2023, the final performance factor under the 2021 LTIP was approved and 55,250 performance-based shares were granted under the 2021 LTIP for accounting purposes. As such, NW Natural and other subsidiaries began recognizing compensation expense. In February 2022 and 2023, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2024 and 2025, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of March 31, 2023, and therefore, no expense was recognized for the 2022 and 2023 awards. NW Holdings will calculate the grant date fair value and NW Natural will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2022 and 2023 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2022 and 2023 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of peer group companies over the performance period of three years for each respective award. If the targets were achieved for the 2021 and 2022 awards, NW Holdings would grant for accounting purposes 55,870 and 59,330 shares in the first quarters of 2024 and 2025, respectively.

As of March 31, 2023, there was $0.6 million of unrecognized compensation cost associated with the 2021 LTIP grants, which is expected to be recognized through 2023.

Restricted Stock Units
During the three months ended March 31, 2023, 45,532 RSUs were granted under the LTIP with a weighted-average grant date fair value of $48.24 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. As of March 31, 2023, there was $4.7 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2027.

9. DEBT

Short-Term Debt
At March 31, 2023, March 31, 2022 and December 31, 2022, short-term debt consisted of the following:

	March 31, 2023		March 31, 2022		December 31, 2022
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$—	—%	$188.5	0.8%	$170.2	4.6%
Other (NW Holdings):
Credit agreement	72.5	5.9%	144.0	1.5%	88.0	5.3%
NW Holdings	$72.5		$332.5		$258.2
(1) Weighted average interest rate on outstanding short-term debt

Long-Term Debt
At March 31, 2023, March 31, 2022 and December 31, 2022, NW Holdings' long-term debt consisted of the following:

	March 31, 2023		March 31, 2022		December 31, 2022
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,334.7	4.6%	$994.7	4.4%	$1,134.7	4.5%
NW Holdings credit agreement	100.0	5.4%	—	—%	100.0	4.2%
NWN Water credit agreement	50.0	5.3%	—	—%	50.0	4.2%
NWN Water term loan	55.0	4.9%	55.0	1.2%	55.0	2.5%
Other long-term debt	6.0		3.5		6.2
Long-term debt, gross	$1,545.7		$1,053.2		$1,345.9
Less: unamortized debt issuance costs	10.4		8.2		9.0
Less: current maturities	240.7		0.3		90.7
Total long-term debt	$1,294.6		$1,044.7		$1,246.2
(1) Weighted average interest rate for the three months ended March 31, 2023 and March 31, 2022
(2) Weighted average interest rate for the year ended December 31, 2022

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2023 through 2053 and interest rates ranging from 2.8% to 7.9%. The credit agreements at NW Holdings and NWN Water have maturity dates in 2024 and the NWN Water term loan is due in 2026.

In March 2023, NW Natural issued and sold $100.0 million aggregate principal amount of 5.75% Secured Medium-Term Notes, Series B due 2033 (the Notes). The Notes bear interest at the rate of 5.75% per annum, payable semi-annually on March 15 and September 15 of each year.

In December 2022, NW Natural entered into a Bond Purchase Agreement between NW Natural and the institutional investors named as purchasers therein. The Bond Purchase Agreement provides for the issuance of (i) $100.0 million aggregate principal amount of NW Natural’s FMBs, 5.43% Series due 2053 (5.43% Bonds), (ii) $80.0 million aggregate principal amount of NW Natural’s FMBs, 5.18% Series due 2034 (5.18% Bonds) and (iii) $50.0 million aggregate principal amount of NW Natural’s FMBs, 5.23% Series due 2038 (5.23% Bonds) in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

In January 2023, NW Natural issued and sold $100.0 million aggregate principal amount of its FMBs, 5.43% Series due
January 2053, to certain institutional investors pursuant to the Bond Purchase Agreement. The 5.43% Bonds bear interest at the rate of 5.43% per annum, payable semi-annually on January 6 and July 6 of each year, commencing July 6, 2023, and will mature on January 6, 2053.

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

In September 2022, NW Holdings entered into an 18-month credit agreement for $100.0 million and borrowed the full amount. The interest rate is based on the Secured Overnight Financing Rate (SOFR). The loan is due and payable on March 15, 2024. The credit agreement prohibits NW Holdings from permitting consolidated indebtedness to be greater than 70% of total capitalization, each as defined therein and calculated as of the end of each fiscal quarter. Failure to comply with this financial covenant would entitle the lenders to accelerate the maturity of the amounts outstanding under the credit agreement. NW Holdings was in compliance with this financial covenant as of March 31, 2023. In December 2022, NW Holdings entered into a swap to fix the interest rate on this debt beginning in January 2023 through the loan's maturity. See "Interest Rate Swap Agreements" below for more detail.

In September 2022, NWN Water entered into an 18-month credit agreement for $50.0 million and borrowed the full amount. The interest rate is based on the SOFR. The loan is due and payable on March 15, 2024. The credit agreement prohibits NWN Water and NW Holdings from permitting consolidated indebtedness to be greater than 70% of total capitalization, each as defined therein and calculated as of the end of each fiscal quarter. Failure to comply with this financial covenant would entitle the lenders to accelerate the maturity of the amounts outstanding under the credit agreement. NWN Water and NW Holdings were in compliance with this financial covenant as of March 31, 2023.

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

Interest Rate Swap Agreements
NW Holdings and NWN Water entered into interest rate swap agreements with major financial institutions that effectively converted variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. The notional amount, effective date, expiration date and rate of the swap agreements are shown in the table below:

In millions	Notional Amount	Effective Date	Expiration Date	Fixed Rate
NW Holdings	$100.0	1/17/2023	3/15/2024	4.7%
NWN Water	$55.0	1/19/2023	6/10/2026	3.8%

Fair Value of Long-Term Debt
NW Holdings' and NW Natural's outstanding debt does not trade in active markets. The fair value of debt is estimated using the value of outstanding debt at natural gas distribution companies with similar credit ratings, terms, and remaining maturities to NW Holdings' and NW Natural's debt that actively trade in public markets. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in the 2022 Form 10-K for a description of the fair value hierarchy.

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	March 31,		December 31,
In thousands	2023	2022	2022
NW Natural:
Gross long-term debt	$1,334,700	$994,700	$1,134,700
Unamortized debt issuance costs	(10,278)	(8,073)	(8,823)
Carrying amount	$1,324,422	$986,627	$1,125,877
Estimated fair value(1)	$1,186,110	$997,196	$944,383

NW Holdings:
Gross long-term debt	$1,545,730	$1,053,177	$1,345,851
Unamortized debt issuance costs	(10,428)	(8,171)	(8,987)
Carrying amount	$1,535,302	$1,045,006	$1,336,864
Estimated fair value(1)	$1,395,321	$1,059,629	$1,148,395
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

The following table provides the components of net periodic benefit cost (credit) for the pension and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
In thousands	2023	2022	2023	2022
Service cost	$1,049	$1,530	$28	$47
Interest cost	5,218	3,659	248	180
Expected return on plan assets	(6,661)	(6,427)	—	—
Amortization of prior service credit	—	—	—	(83)
Amortization of net actuarial loss	139	3,198	—	99
Net periodic benefit cost (credit)	(255)	1,960	276	243
Amount allocated to construction	(474)	(664)	(11)	(18)
Net periodic benefit cost (credit) charged to expense	(729)	1,296	265	225
Amortization of regulatory balancing account	2,801	2,801	—	—
Net amount charged to expense	$2,072	$4,097	$265	$225

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended March 31,
In thousands	2023	2022
Beginning balance	$(6,414)	$(11,404)
Amounts reclassified from AOCL:
Amortization of actuarial losses	139	268
Total reclassifications before tax	139	268
Tax benefit	(37)	(71)
Total reclassifications for the period	102	197
Ending balance	$(6,312)	$(11,207)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made no cash contributions to its qualified defined benefit pension plans during the three months ended March 31, 2023 or 2022. NW Natural does not expect to make any plan contributions during the remainder of 2023 as a result of adopting the American Rescue Plan Act.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $3.4 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively.

See Note 10 in the 2022 Form 10-K for more information concerning these retirement and other postretirement benefit plans.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended March 31,
	NW Holdings		NW Natural
In thousands	2023	2022	2023	2022
Income tax at statutory rate (federal)	$20,332	$15,783	$21,412	$16,115
State income tax	8,149	6,513	8,406	6,584
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(2,909)	(3,173)	(2,909)	(3,173)
Other, net	(425)	(200)	(487)	(203)
Total provision for income taxes	$25,147	$18,923	$26,422	$19,323

Effective income tax rate	26.0%	25.2%	25.9%	25.2%

The NW Holdings and NW Natural effective income tax rates for the three months ended March 31, 2023 compared to the same period in 2022 changed primarily as a result of changes in pre-tax income. See Note 11 in the 2022 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2021 tax year continued during the first quarter of 2023. No material changes are expected to be made to the return as filed. The 2022 and 2023 tax years are subject to examination under CAP.
12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	March 31,		December 31,
In thousands	2023	2022	2022
NW Natural:
NGD plant in service	$4,026,183	$3,740,105	$3,992,676
NGD construction work in progress	97,128	156,575	78,897
Less: Accumulated depreciation	1,131,256	1,108,930	1,115,690
NGD plant, net	2,992,055	2,787,750	2,955,883
Other plant in service	70,364	69,333	70,368
Other construction work in progress	6,624	5,037	6,606
Less: Accumulated depreciation	21,804	20,907	21,541
Other plant, net	55,184	53,463	55,433
Total property, plant, and equipment, net	$3,047,239	$2,841,213	$3,011,316

Other (NW Holdings):
Other plant in service	$97,286	$58,301	$92,979
Other construction work in progress	22,891	12,543	20,040
Less: Accumulated depreciation	11,438	7,301	9,935
Other plant, net	$108,739	$63,543	$103,084

NW Holdings:
Total property, plant, and equipment, net	$3,155,978	$2,904,756	$3,114,400

NW Natural:
Capital expenditures in accrued liabilities	$17,255	$45,964	$24,584
NW Holdings:
Capital expenditures in accrued liabilities	$17,730	$47,797	$25,318

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

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	March 31,		December 31,	March 31,		December 31,
In thousands	2023	2022	2022	2023	2022	2022
Investments in life insurance policies	$47,666	$48,486	$49,358	$47,666	$48,486	$49,358
Investments in gas reserves, non-current	22,229	25,364	22,970	22,229	25,364	22,970
Investment in unconsolidated affiliates	23,716	22,416	23,376	8,207	7,947	7,782
Total other investments	$93,611	$96,266	$95,704	$78,102	$81,797	$80,110

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2022 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of March 31, 2023. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $4.4 million, $11.0 million, and $5.2 million, which are recorded as liabilities in the March 31, 2023, March 31, 2022, and December 31, 2022 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $3.3 million, $5.2 million, and $3.4 million as of March 31, 2023, March 31, 2022, and December 31, 2022, respectively. See Note 13 in the 2022 Form 10-K.

Investments in Unconsolidated Affiliates
In December 2021, NW Natural Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. In July 2022, NW Natural Water increased its ownership stake in Avion Water to 40.3% for an additional $1.0 million. Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 15,000 customer connections and employing 35 people. The carrying value of the equity method investment is $9.5 million higher than the underlying equity in the net assets of the investee at March 31, 2023 due to equity method goodwill. NW Natural Water's share in the earnings (loss) of Avion Water is included in other income (expense), net.

In 2020, NW Natural began a partnership with BioCarbN to invest in up to four separate renewable natural gas (RNG) development projects that are designed to access biogas derived from water treatment at Tyson Foods’ processing plants, subject to approval by all parties. During the construction phase of the projects, NW Natural determined it is the primary beneficiary and fully consolidates each entity. In 2022, commissioning of the first project, Lexington Renewable Energy LLC (Lexington), was completed. NW Natural determined it was no longer the primary beneficiary, deconsolidated the variable interest entity and recorded the investment in Lexington as an equity method investment. As of March 31, 2023, NW Natural had an investment balance in Lexington of $8.2 million. NW Natural's share in the earnings (loss) of Lexington is included in cost of gas.

14. BUSINESS COMBINATIONS

2023 Business Combinations
During the three months ended March 31, 2023, NWN Water and its subsidiaries completed one acquisition qualifying as a business combination. The fair value of the preliminary consideration transferred for this acquisition was not significant to NW Holdings' results of operations.

2022 Business Combinations
During 2022, NWN Water and its subsidiaries acquired the assets of seven businesses qualifying as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions was $105.7 million, most of which was preliminarily allocated to property, plant and equipment and goodwill. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its service territories and included:
•Far West Water & Sewer, Inc. in Arizona
•Belle Oaks Water and Sewer Co., Inc in Texas
•Northwest Water Services, LLC in Washington
•Aquarius Utilities, LLC in Washington
•Valiant Idaho, LLC (The Idaho Club - Sewer) in Idaho
•Caney Creek in Texas
•Water Necessities, Inc. and Rural Water Co. in Texas

As each of these acquisitions met the criteria of a business combination, a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. The allocation for each of these business combinations is considered preliminary as of March 31, 2023. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used and was made using existing regulatory conditions for net assets. These allocations are considered preliminary as of March 31, 2023, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate the acquired businesses. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period for all acquisitions described above.

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

As a result of all acquisitions completed, total goodwill was $149.8 million, $70.6 million, and $149.3 million as of March 31, 2023, March 31, 2022, and December 31, 2022, respectively. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
15. DERIVATIVE INSTRUMENTS

NW Natural
NW Natural enters into financial derivative contracts to hedge a portion of the NGD segment's natural gas sales requirements. These contracts include swaps, options, and option combinations. These derivative financial instruments are primarily used to manage commodity price variability. A small portion of NW Natural's derivative hedging strategy involves foreign currency forward contracts.

NW Natural enters into these financial derivatives, up to prescribed limits, primarily to hedge price variability related to term physical gas supply contracts. The foreign currency forward contracts are used to hedge the fluctuation in foreign currency exchange rates for pipeline demand charges paid in Canadian dollars.

In the normal course of business, NW Natural also enters into indexed-price physical forward natural gas commodity purchase contracts and options to meet the requirements of NGD customers. These contracts qualify for regulatory deferral accounting treatment.

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	March 31,		December 31,
In thousands	2023	2022	2022
Natural gas (in therms):
Financial	681,850	449,710	852,435
Physical	295,382	317,840	463,254
Foreign exchange	$10,444	$5,216	$7,617

Purchased Gas Adjustment (PGA)
Rates and hedging approaches may vary between states due to different rate structures and mechanisms. Under the PGA mechanism in Oregon, derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are reflected in the weighted-average cost of gas in the PGA filing. Hedge contracts entered into after the start of the PGA period are subject to the PGA incentive sharing mechanism in Oregon. Under the PGA mechanism in Washington, NW Natural incorporates a risk-responsive hedging strategy, and receives regulatory deferral accounting treatment for its Washington gas supplies.

NW Natural entered the 2022-23 gas year with forecasted sales volume hedged at approximately 84% in total, including 67% in financial hedges and 17% in physical gas supplies.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	Three Months Ended March 31,
	2023		2022
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(61,321)	$13	$73,785	$80
Operating revenues (expense)	—	—	—	—
Amounts deferred to regulatory accounts on balance sheet	61,321	(13)	(73,785)	(80)
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

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

Realized Gain/Loss
NW Natural realized net gains of $172.4 million and $36.0 million for the three months ended March 31, 2023 and 2022, respectively from the settlement of natural gas financial derivative contracts. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of March 31, 2023 or 2022. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2023 or 2022. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral posting by NW Natural in the event of a material adverse change.

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

If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $1.6 million and a liability of $51.5 million as of March 31, 2023, an asset of $89.3 million and a liability of $2.4 million as of March 31, 2022, and an asset of $153.3 million and a liability of $3.6 million as of December 31, 2022.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps with financial counterparties. NW Natural utilizes master netting arrangements through International Swaps and Derivatives Association contracts to minimize this risk along with collateral support agreements with counterparties based on their credit ratings. Additionally, NW Natural uses counterparty, industry, sector and country diversification to minimize credit risk. In certain cases, NW Natural may require counterparties to post collateral, guarantees, or letters of credit to maintain its minimum credit requirement standards. See Note 15 in the 2022 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustment for all financial derivatives outstanding to the fair value calculation was $2.4 million, which decreased the liability at March 31, 2023. The net fair value was a liability of $49.9 million, an asset of $86.9 million, and an asset of $149.7 million as of March 31, 2023 and 2022, and December 31, 2022, respectively. No Level 3 inputs were used in our derivative valuations during the three months ended March 31, 2023 and 2022. See Note 2 in the 2022 Form 10-K.

NW Holdings
NW Holdings and NWN Water entered into interest rate swap agreements with major financial institutions that effectively converted variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. The notional amount, effective date, expiration date and rate of the swap agreements are shown in the table below:

In millions	Notional Amount	Effective Date	Expiration Date	Fixed Rate
NW Holdings	$100.0	1/17/2023	3/15/2024	4.7%
NWN Water	$55.0	1/19/2023	6/10/2026	3.8%

Unrealized gains and losses related to these interest rate swap agreements are recorded in AOCI on the consolidated balance sheet and totaled $282 thousand, net of tax, as of March 31, 2023. There were no amounts reclassified from AOCI to net income during the year ended March 31, 2023.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	March 31,		December 31,	March 31,		December 31,
In thousands	2023	2022	2022	2023	2022	2022
Portland Harbor site:
Gasco/Siltronic Sediments	$8,588	$6,086	$9,744	$42,766	$41,408	$42,120
Other Portland Harbor	2,868	2,198	2,634	10,707	9,092	11,270
Gasco/Siltronic Upland site	13,275	13,203	16,067	34,519	35,283	35,457
Front Street site	456	799	457	939	868	879
Oregon Steel Mills	—	—	—	179	179	179
Total	$25,187	$22,286	$28,902	$89,110	$86,830	$89,905

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

GASCO SEDIMENTS. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 and the EE/CA estimated the cost of potential remedial alternatives for this site. In March 2020, NW Natural and the EPA amended the Administrative Order on Consent to include additional remedial design activities downstream of the Gasco sediments site and in the navigation channel. Siltronic Corporation is not a party to the amended order. In the second quarter of 2021, NW Natural began preliminary design discussions with the EPA for the Gasco sediments site. These preliminary design discussions did not include a cost estimate for cleanup. No design alternatives are more likely than the EE/CA alternatives at this time, and NW Natural expects further design discussion and iteration with the EPA.

The estimated costs for the various sediment remedy alternatives in the draft EE/CA, for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $51.4 million to $350 million. NW Natural has recorded a liability of $51.4 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in July 2020 and was completed in October 2020. The second year of post-construction monitoring was completed in 2022 and demonstrated that the cap was intact and performing as designed. NW Natural has recognized an additional liability of $1.4 million costs associated with the discovery during construction of World War II-era munitions, design costs, regulatory and permitting issues, and post-construction work.

OREGON STEEL MILLS SITE. Refer to "Legal Proceedings" below.

Environmental Cost Deferral and Recovery
NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recover prudently incurred costs allocable to Oregon customers, subject to an earnings test. On October 21, 2019, the WUTC authorized an Environmental Cost Recovery Mechanism (ECRM) for recovery of prudently incurred costs allocable to Washington customers beginning November 1, 2019. See Note 17 in the 2022 Form 10-K for a description of SRRM and ECRM collection processes.

The following table presents information regarding the total regulatory asset deferred:

	March 31,		December 31,
In thousands	2023	2022	2022
Deferred costs and interest (1)	$47,651	$45,482	$47,666
Accrued site liabilities (2)	114,253	109,061	118,763
Insurance proceeds and interest	(55,416)	(59,895)	(54,784)
Total regulatory asset deferral(1)	$106,488	$94,648	$111,645
Current regulatory assets(3)	6,947	7,082	7,392
Long-term regulatory assets(3)	99,541	87,566	104,253
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $45 thousand at March 31, 2023, $54 thousand at March 31, 2022, and $43 thousand at December 31, 2022.
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

Oregon Steel Mills Site
See Note 17 in the 2022 Form 10-K.

For additional information regarding other commitments and contingencies, see Note 16 in the 2022 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three months ended March 31, 2023 and 2022 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2022 Annual Report on Form 10-K, as applicable (2022 Form 10-K).

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

	Three Months Ended March 31,
	2023	2022
Diluted earnings per share - Total(1)	$2.01	$1.80
Diluted earnings per share - NGD segment(2)	2.02	1.77
Diluted earnings (loss) per share - NW Holdings - other(2)	(0.01)	0.03
(1) Total Diluted EPS is equal to the sum of Diluted EPS - NGD segment and Diluted EPS - NW Holdings – other.
(2) Non-GAAP financial measure

EXECUTIVE SUMMARY

NW Holdings' financial results and highlights include:
•Reported net income of $71.7 million or $2.01 per share (diluted) for the first three months of 2023, compared to net income of $56.2 million or $1.80 per share (diluted) in the prior year;
•Added nearly 8,100 meters during the past twelve months for a growth rate of 1.0% at March 31, 2023;
•Invested more than $71 million in our utility systems in the first three months of 2023 in an effort to achieve greater reliability and resiliency; and
•Honored as one of the 2023 World's Most Ethical Companies® by Ethisphere(1) for the second year in a row.

Key year-to-date financial highlights for NW Holdings include:

	Three Months Ended March 31,
	2023		2022		YTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net income	$71,671	$2.01	$56,239	$1.80	$15,432

Key year-to-date financial highlights for NW Natural include:

	Three Months Ended March 31,
	2023	2022	YTD
In thousands	Amount	Amount	Change
Consolidated net income	$75,540	$57,416	$18,124
Natural gas distribution margin	$217,615	$177,732	$39,883
THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022.
Consolidated net income increased $18.1 million at NW Natural primarily due to the following factors:
•$39.9 million increase in NGD segment margin driven by new rates in Oregon and Washington, amortization of deferred balances (which is mostly offset in operations and maintenance expenses and interest expense) and customer growth; and
•$3.4 million increase in other income, net primarily due to lower pension costs and interest income; partially offset by
•$11.5 million increase in operations and maintenance expenses due to the amortization of deferred balances, higher compensation costs, higher contract labor, information technology costs, and amortization expense related to cloud computing arrangements;
•$7.1 million increase in income tax expense due to higher pre-tax income;
•$3.8 million increase in interest expense, net due to higher long-term debt balances;
•$2.5 million increase in depreciation expense due to additional capital investments; and
•$2.0 million increase in general taxes primarily driven by higher property taxes.

Consolidated net income increased $15.4 million at NW Holdings primarily due to the following factors:
•$18.1 million increase in consolidated net income at NW Natural as discussed above; partially offset by
•$2.7 million decrease in other net income primarily reflecting higher interest expense at the holding company and costs associated with non-regulated renewable natural gas activities.

CURRENT ECONOMIC CONDITIONS. We are evaluating and monitoring current economic conditions, which include but are not limited to: inflation, rising interest rates and commodity costs, recessionary pressures, banking environment and risk of further bank failure, heightened cybersecurity awareness, geopolitical uncertainty, and supply chain disruptions. We have enhanced cybersecurity monitoring in response to reports that cybersecurity attacks have increased and may continue to increase. We have experienced some longer lead times on materials, including valves and meter parts, however through advanced planning we are carrying additional levels of inventory to support our operations. Our suppliers may be subject to lack of personnel or disruption in their own supply chain for materials, which could disrupt supplier performance or deliveries, and negatively impact our business. Developers and HVAC suppliers have reported longer lead times for furnaces and other HVAC equipment, which may affect the timing of placing new meters into service particularly those converting to natural gas. However, because any supply chain issues are being experienced by vendors who supply directly to customers and not us, we do not have visibility of and are not able to quantify the number of new meters affected at this time. We are continuing to actively monitor supply chain disruptions, and have formulated and continue to evaluate contingency plans as necessary.

(1) “World’s Most Ethical Companies” and “Ethisphere” names and marks are registered trademarks of Ethisphere LLC

NW Holdings and NW Natural continue to monitor interest rates and financing options for all of its businesses. Interest rates increased in 2022 resulting from actions taken by the U.S. Federal Reserve to increase short-term rates as inflation remains elevated. NW Natural generally recovers interest expense on its long-term debt through its authorized cost of capital. Certain working capital items, such as the cost of gas, are deferred and accrue interest in Oregon and Washington. Additionally, short-term debt is incorporated in the capital structure in Washington. NW Natural Water's regulated water and wastewater utilities recover interest expense from long-term debt through their respective authorized cost of capital.

The recent mid-sized regional bank failures in March have created uncertainty in the banking markets, causing many investors to look for alternative investment options. While this has had widespread impacts on the economy, neither NW Holdings nor NW Natural were directly impacted. We currently have a diverse group of eight banks that participate in our revolving credit facilities. We additionally have two banks that provide deposit services. All of our current banking counterparties currently have solid investment grade credit ratings. We will continue to monitor this situation and its impact on our business.

See the discussion in "Results of Operations", "Regulatory Matters" and "Financial Condition" below for additional detail regarding all significant activity that occurred during the first quarter of 2023.

DIVIDENDS

Dividend highlights include:

	Three Months Ended March 31,		YTD Change
Per common share	2023	2022
Dividends paid	$0.4850	$0.4825	$0.0025

In April 2023, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4850 per share. The dividend is payable on May 15, 2023 to shareholders of record on April 28, 2023, reflecting an annual indicated dividend rate of $1.94 per share.

RESULTS OF OPERATIONS

Business Segment - Natural Gas Distribution (NGD)
NGD margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns. In Oregon, NW Natural has a conservation tariff (also called the decoupling mechanism), which adjusts margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. NW Natural also has a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in margin resulting from above- or below-average temperatures during the winter heating season. Both mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and natural gas distribution earnings. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms" in NW Natural's 2022 Form 10-K. In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion, NWN Gas Reserves, which is a wholly owned subsidiary of Energy Corp., and NW Natural RNG Holding Company, LLC.

The NGD business is primarily seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience seasonality in their usage but to a lesser extent. Seasonality affects the comparability of the results of operations of the NGD business across quarters but not across years.

NGD segment highlights include:

	Three Months Ended March 31,		YTD Change
In thousands, except EPS data	2023	2022
NGD net income	$71,951	$55,390	$16,561
Diluted EPS - NGD segment	$2.02	$1.77	$0.25
Gas sold and delivered (in therms)	463,049	428,386	34,663
NGD margin(1)	$217,615	$177,732	$39,883
(1) See Natural Gas Distribution Margin Table below for additional detail.
THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. The primary factors contributing to the $16.6 million increase in NGD net income were as follows:
•$39.9 million increase in NGD margin due to:
•$26.5 million increase due to new customer rates in Oregon and Washington that went into effect on November 1, 2022;
•$5.9 million increase due to higher usage from colder comparative weather from customers that are not decoupled, and a gain from the Oregon gas cost incentive sharing mechanism;
•$5.2 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and enterprise resource planning (ERP) upgrades (which is mostly offset in operations and maintenance expenses and interest expense); and
•$2.7 million increase driven by customer growth; and
•$3.3 million increase in other income, net driven by lower pension costs and interest income from invested cash and the equity portion of Allowance for Funds Used During Construction (AFUDC); partially offset by
•$11.9 million increase in operations and maintenance expenses due to the amortization of deferred balances, higher compensation costs, higher contract labor, information technology costs, and amortization expense related to cloud computing arrangements;
•$6.5 million increase in income tax expense due to higher pre-tax income;
•$3.8 million increase in interest expense, net primarily due to higher long-term debt balances; and
•$2.5 million increase in depreciation expense due to additional capital investments in the distribution system, including several significant information technology projects that were placed into service in September 2022.
For the three months ended March 31, 2023, total NGD volumes sold and delivered increased 8% over the same period in 2022 primarily due to 5% colder than average weather in the first three months of 2023 compared to 8% warmer than average weather in the prior period.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended March 31,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2023	2022	YTD Change
NGD volumes (therms)
Residential and commercial sales	330,665	293,927	36,738
Industrial sales and transportation	132,384	134,459	(2,075)
Total NGD volumes sold and delivered	463,049	428,386	34,663
Operating Revenues
Residential and commercial sales	$412,307	$314,607	$97,700
Industrial sales and transportation	29,144	21,273	7,871
Other distribution revenues	1,610	607	1,003
Other regulated services	4,709	4,911	(202)
Total operating revenues	447,770	341,398	106,372
Less: Cost of gas	205,805	145,644	(60,161)
Less: Environmental remediation expense	5,375	4,698	(677)
Less: Revenue taxes	18,975	13,324	(5,651)
NGD margin	$217,615	$177,732	$39,883

Margin(1)
Residential and commercial sales	$199,246	$163,128	$36,118
Industrial sales and transportation	9,746	8,926	820
Gain from gas cost incentive sharing	2,343	70	2,273
Other margin	1,571	698	873
Other regulated services	4,709	4,910	(201)
NGD Margin	$217,615	$177,732	$39,883

Degree days(2)
Average(3)	1,323	1,326	(3)
Actual	1,385	1,217	14%
Percent colder (warmer) than average weather	5%	(8)%

	As of March 31,
	2023	2022	Change	Growth
NGD Meters - end of period:
Residential meters	726,479	718,820	7,659	1.1%
Commercial meters	69,301	68,878	423	0.6%
Industrial meters	1,068	1,074	(6)	(0.6)%
Total number of meters	796,848	788,772	8,076	1.0%

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
Natural’s 2020 Oregon general rate case.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended March 31,		YTD Change
In thousands	2023	2022
Volumes (therms)
Residential sales	209,818	186,329	23,489
Commercial sales	120,847	107,598	13,249
Total volumes	330,665	293,927	36,738
Operating revenues
Residential sales	$273,473	$217,183	$56,290
Commercial sales	138,834	97,424	41,410
Total operating revenues	$412,307	$314,607	$97,700
NGD margin
Residential NGD margin	$144,322	$119,832	$24,490
Commercial NGD margin	54,924	43,296	11,628
Total NGD margin	$199,246	$163,128	$36,118

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Residential and commercial margin increased $36.1 million compared to the prior period. The increase was primarily driven by new customer rates in Oregon and Washington that took effect on November 1, 2022 and 1.1% growth in residential customer meters. Volumes increased 36.7 million therms due to higher usage driven by comparatively colder weather.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended March 31,		YTD Change
In thousands	2023	2022
Volumes (therms)
Firm and interruptible sales	30,638	28,860	1,778
Firm and interruptible transportation	101,746	105,599	(3,853)
Total volumes - sales and transportation	132,384	134,459	(2,075)
NGD margin
Firm and interruptible sales	$4,103	$3,699	$404
Firm and interruptible transportation	5,643	5,227	416
Total margin - sales and transportation	$9,746	$8,926	$820

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Industrial sales and transportation margin increased $0.8 million compared to the prior period primarily driven by new rates in Oregon and Washington that took effect on November 1, 2022, partially offset by lower transportation volumes. Volumes decreased 2.1 million therms primarily due to lower usage from multiple customers, most notably in the chemical manufacturing, primary metals, and food processing industries, partially offset by higher usage from customers in the pulp and paper industry.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended March 31,		YTD Change
In thousands	2023	2022
Cost of gas	$205,805	$145,644	$60,161
Volumes sold (therms)(1)	361,303	322,787	38,516
Average cost of gas (cents per therm)	$0.57	$0.45	$0.12
Gain from gas cost incentive sharing(2)	$2,343	$70	$2,273
(1)This calculation excludes volumes delivered to industrial transportation customers.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2022 Form 10-K.

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Cost of gas increased $60.2 million primarily due to a 27% increase in average cost of gas and a 12% increase in volumes sold. The majority of these higher gas costs embedded in the PGA. Volumes sold increased 38.5 million therms driven by customer growth and comparatively colder weather.

Other Regulated Services Margin
Other regulated services margin highlights include:

	Three Months Ended March 31,		YTD Change
In thousands	2023	2022
North Mist storage services	$4,662	$4,858	$(196)
Other services	47	52	(5)
Total other regulated services	$4,709	$4,910	$(201)

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Other regulated services margin decreased $0.2 million compared to the prior period. The decrease is due to lower depreciation rates for the North Mist facility beginning November 1, 2022.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended March 31,		YTD Change
In thousands, except EPS data	2023	2022
NW Natural other - net income	$3,589	$2,026	$1,563
Other NW Holdings activity	(3,869)	(1,177)	(2,692)
NW Holdings other - net income (loss)	$(280)	$849	$(1,129)
Diluted earnings (loss) per share - NW Holdings - other	$(0.01)	$0.03	$(0.04)

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Other net income (loss) increased $1.6 million at NW Natural and decreased $1.1 million at NW Holdings. The increase at NW Natural was primarily due to higher asset management revenue from favorable market conditions in the current year. The decrease at NW Holdings was driven by higher interest expense at the holding company and costs associated with non-regulated renewable natural gas activities.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended March 31,		YTD
In thousands	2023	2022	Change
NW Natural	$65,389	$53,877	$11,512
Other NW Holdings operations and maintenance	6,428	3,608	2,820
NW Holdings	$71,817	$57,485	$14,332

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Operations and maintenance expense increased $11.5 million at NW Natural primarily due to the following:
•$3.6 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and information technology system upgrades;
•$1.9 million increase related to higher compensation costs;
•$1.6 million increase in contract labor for safety and reliability and contracted support for information technology system upgrades;
•$1.5 million increase in information technology maintenance and support; and
•$1.3 million increase in amortization expense related to cloud computing arrangements.

Operations and maintenance expense increased $14.3 million at NW Holdings primarily due to the following:
•$11.5 million increase in operations and maintenance expense at NW Natural as discussed above; and
•$2.8 million increase in other NW Holdings operations and maintenance expense primarily due to costs associated with recently acquired water and wastewater subsidiaries and non-regulated renewable natural gas activities.

Depreciation
Depreciation highlights include:

	Three Months Ended March 31,		YTD
In thousands	2023	2022	Change
NW Natural	$30,144	$27,637	$2,507
Other NW Holdings depreciation	1,321	792	529
NW Holdings	$31,465	$28,429	$3,036

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Depreciation expense increased $2.5 million at NW Natural primarily due to additional capital investments in the distribution system and Mist storage, as well as renovation and construction of resource and operations service centers. In addition, NW Natural placed several significant information technology projects into service in September 2022.

Depreciation expense increased $3.0 million at NW Holdings, primarily due to a $0.5 million increase in other NW Holdings depreciation related to water and wastewater subsidiaries and a $2.5 million increase at NW Natural as discussed above.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended March 31,		YTD
In thousands	2023	2022	Change
NW Natural other income (expense), net	$2,445	$(981)	$3,426
Other NW Holdings activity	(839)	27	(866)
NW Holdings other income (expense), net	$1,606	$(954)	$2,560

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Other income, net increased $3.4 million at NW Natural primarily due to lower pension non-service costs and interest income from invested cash and the equity portion of AFUDC. Costs related to our defined benefit pension plan for the first quarter of 2023 decreased compared to the prior year due to a decrease in amortization of actuarial losses. Our 2023 pension expense does not include any amortization of losses as the unrecognized losses are within a calculated corridor.

Other income, net increased $2.6 million at NW Holdings driven by the change at NW Natural discussed above, partially offset by contributions to fund community outreach initiatives at NW Holdings. Other income (expense), net primarily consists of regulatory interest, pension and other postretirement non-service costs, gains from company-owned life insurance, and donations.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended March 31,		YTD
In thousands	2023	2022	Change
NW Natural	$14,611	$10,831	$3,780
Other NW Holdings interest expense, net	3,685	691	2,994
NW Holdings	$18,296	$11,522	$6,774

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Interest expense, net increased $3.8 million at NW Natural due to higher interest expense on a higher level of long-term debt.

Interest expense, net increased $6.8 million at NW Holdings primarily due to the increase at NW Natural discussed above and higher interest expense on a higher level of long-term debt at NW Holdings and NWN Water.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended March 31,		YTD
In thousands	2023	2022	Change
NW Natural income tax expense	$26,422	$19,323	$7,099
NW Holdings income tax expense	$25,147	$18,923	$6,224

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Income tax expense increased $7.1 million at NW Natural and $6.2 million at NW Holdings. The increase in income tax expense is primarily due to higher pre-tax income in the current period compared to the prior year.

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2022 Form 10-K.
Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At March 31, 2023, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation and policy, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

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

OTHER. The wholly-owned regulated water businesses of NWN Water, a wholly-owned subsidiary of NW Holdings, are subject to regulation by the utility commissions in the states in which they are located, which currently includes Oregon, Washington, Arizona, Idaho, and Texas. The wholly-owned regulated wastewater businesses of NWN Water are subject to regulation by the utility commissions in the states in which they are located, which currently includes Texas and Arizona.

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

WASHINGTON. On October 21, 2021, the WUTC issued an order concluding NW Natural's general rate case filed in December 2020 (WUTC Order). The WUTC Order provides for an annual revenue requirement increase over two years, consisting of a 6.4% or $5.0 million increase in the first year beginning November 1, 2021 (Year One), and a 3.5% or $3.0 million increase in the second year beginning November 1, 2022 (Year Two). The increase is based on the following assumptions:
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

NW Natural continuously evaluates the need for rate cases in its jurisdictions.

Rate Mechanisms
During 2023 and 2022, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon		Washington
	2022 Rate Case (effective 11/1/2022)	2020 Rate Case (effective 11/1/2020)	2021 Rate Case (effective 11/1/2021)
Authorized Rate Structure:
Return on Equity	9.4%	9.4%	**
Rate of Return	6.8%	7.0%	6.8%
Debt/Equity Ratio	50%/50%	50%/50%	**

Key Regulatory Mechanisms:
Purchased Gas Adjustment (PGA)	X	X	X
Gas Cost Incentive Sharing	X	X
Decoupling	X	X
Weather Normalization (WARM)	X	X
RNG Automatic Adjustment Clause	X
Environmental Cost Recovery	X	X	X
Interstate Storage and Asset Management Sharing	X	X	X
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

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. During 2022, there was increased price volatility in the spot and forward gas markets. In response to higher than normal volatility in forward gas markets in 2022, we hedged at higher levels for the 2022-23 gas year. NW Natural entered the 2022-23 gas year with forecasted sales volumes hedged at approximately 84% in total. The total hedged for Oregon was approximately 85%, including 67% in financial hedges and 18% in physical gas supplies. The total hedged for Washington was approximately 79%, including 66% in financial hedges and 13% in physical gas supplies.

As of March 31, 2023, NW Natural is hedged in total between 21% and 31% for annual requirements over the subsequent two gas years, which consists of between 23% and 30% in Oregon and between 0% and 45% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. As the Company planned for the 2022-23 gas year, gas price volatility remained high with current and forward gas prices increasing substantially in 2022. We will continue to monitor gas prices as we begin to fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the upcoming PGA year will be included in the Company’s PGA filings in Oregon and Washington.

In September 2022, NW Natural filed its annual PGAs and received OPUC and WUTC approval in October 2022. Included in the 2022-23 PGA, the OPUC and WUTC approved a new customer rate mitigation program to address higher gas costs, which includes a temporary bill credit for NW Natural’s residential customers from November 2022 to March 2023, with deferral of the temporary bill credit to be recovered in warmer months when customers typically see lower bills. As of March 31, 2023, the amount deferred to a regulatory asset related to the bill credit was approximately $19.9 million. PGA rate changes were effective November 1, 2022. Rates may vary between states due to different rate structures, rate mechanisms and hedging policies.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2021-22 and 2022-23 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2022, the ROE threshold was 10.40%. NW Natural filed the 2022 earnings test in April 2023, indicating no customer refund adjustment based on results.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of March 31, 2023, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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

In addition, the SRRM also provides for the annual collection of $5.0 million from Oregon customers through a tariff rider. As it collects amounts from customers, NW Natural recognizes these collections as revenue net of any earnings test adjustments and separately amortizes an equal and offsetting amount of the deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expenses section of the Consolidated Statements of Comprehensive Income (Loss). For additional information, see Note 17 in the 2022 Form 10-K.

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

NW Natural concluded there was no earnings test adjustment for 2022 based on the environmental earnings test that was submitted in April 2023.

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage for assets developed in advance of utility customer needs, and asset management revenues. In January 2023, the OPUC approved the annual 2023 bill credit for Oregon customer’s share of interstate storage and asset management activities totaling approximately $23.5 million. This includes revenue generated for the November 2021 through October 2022 PGA year. Commercial and industrial customers in Oregon received this credit in February 2023, which totaled approximately $10.5 million. Residential customers in Oregon will receive this credit as a reduction to the temporary rate mitigation adjustment, which began March 2023, and totaled approximately $13.0 million. Credits are given to customers in Washington as reductions in rates through the annual PGA filing in November. Credits to Oregon and Washington customers in 2022 were approximately $41.1 million and $1.5 million, respectively.

Regulatory Proceeding Updates
During 2023, NW Natural was involved in the regulatory activities discussed below. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2022 Form 10-K.

COVID-19 DEFERRAL DOCKETS. During 2020, Oregon and Washington approved our applications to defer certain COVID-19 related costs. Costs that may be recoverable include, but are not limited to, the following: personal protective equipment, cleaning supplies and services, bad debt expense, financing costs to secure liquidity, and certain lost revenue, net of offsetting direct expense reductions associated with COVID-19. As of March 31, 2023, we believe that approximately $19.3 million of the financial effects related to COVID-19 are recoverable. As part of the 2022 Oregon general rate case, NW Natural received approval from the OPUC to recover the 2020 and 2021 COVID-19 deferral totaling$10.9 million beginning November 1, 2022 over a two-year period. As of March 31, 2023, approximately $7.0 million will be amortized through October 31, 2024 and NW Natural expect to request recovery of the remaining amount in the third year. Included in the total balance is approximately $2.4 million of forgone late fee revenue that will be recognized in future periods as billed. Beginning January 2023, NW Natural is no longer deferring any COVID-19 related costs in Oregon. NW Natural expects to recover its COVID-19 deferrals in Washington in a future proceeding.

LOW INCOME DISCOUNT TARIFF. In July 2022, NW Natural received approval from the OPUC for an income-qualifying residential bill discount program. The income threshold for program participation is at or below 60 percent of Oregon state median income (SMI). The program provides a bill discount for income-qualifying residential customers at four discount tier levels based on household income compared to SMI, with higher discounts given for lower income levels. Participating customers can self-certify their income and household size to qualify for the program directly with NW Natural or their local Community Action Agency. The program was available for qualifying customers starting November 1, 2022. Costs for the bill discount program include simultaneous recovery from all customers. Costs for the bill discount program, inclusive of start-up and administrative costs of the program, are recoverable in rates. The amount deferred to a regulatory asset as of March 31, 2023 was approximately $1.6 million.

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

Further, the law supports all forms of renewable natural gas including renewable hydrogen, which is made from excess wind, solar and hydro power. Renewable hydrogen can be used for the transportation system, industrial use, or blended into the natural gas pipeline system.

Pursuant to the 2022 Oregon general rate case, the OPUC ordered that the costs NW Natural sought to recover related to its investment in Lexington Renewables Energy LLC were reasonable and prudently incurred under SB 98. Furthermore, the OPUC approved an automatic adjustment clause that allows for NW Natural's investments in RNG projects, including operating costs, to be added to rates annually on November 1st, following a prudence review. The mechanism allows NW Natural to defer for recovery or credit the differences between the forecasted and actual costs of the RNG projects, subject to an earnings test that includes deadbands at 50 basis points below and above NW Natural's authorized ROE. For RNG procurement contracts, NW Natural seeks recovery of the costs in the PGA, subject to a prudence review.

In February 2023, NW Natural filed a request to include its investment in Dakota City Renewable Energy LLC in the approved RNG mechanism effective November 1, 2023. The parties are currently performing a prudence review and an OPUC order is expected in the fourth quarter of 2023. The RNG facility began production in April 2023. Under the RNG mechanism, expenses incurred prior to the rate effective date are not recoverable under this rate mechanism.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2022 IRP for both Oregon and Washington on September 23, 2022. The 2022 IRP outlines scenarios of future requirements based on a range of inputs that would provide the least-cost and least-risk resources to meet future demand and environmental compliance obligations. In our most recent filing, we included certain demand and supply side projects that resulted in an action plan which is being evaluated by the OPUC and WUTC. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP. NW Natural anticipates the OPUC and WUTC to take action on our IRP by September 30, 2023.

PIPELINE SECURITY. In May and July 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain owners and operators of natural gas pipeline facilities (including local distribution companies). The first directive requires owners and operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second directive requires entities to implement a significant number of specified cyber security controls and processes. The TSA recently released a third directive renewing the second directive as well as clarifying Operational Technology (OT) scope and providing a risk- and outcome-based framework. The third directive is effective until July 2023. NW Natural is currently evaluating and implementing the security directives and related deliverables. NW Natural frequently updates the TSA on its progress on achieving the security directives.

NW Natural filed requests with the OPUC and WUTC to defer the costs associated with complying with the TSA's security directives. As of March 31, 2023, NW Natural has invested approximately $34.5 million in information and operational technology. A majority of the capital investment was included in rate base starting November 1, 2022 in Oregon.

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

ERP UPGRADE. In the fourth quarter of 2020, NW Natural filed requests to defer expenses pertaining to a project to upgrade the existing ERP system with the OPUC and WUTC. A stipulation supported by all parties in the Oregon docket was filed and approved by the OPUC in the third quarter of 2021. Approval of the Washington deferral was resolved as part of the most recent general rate case. NW Natural placed its new ERP system into service in September 2022. On November 1, 2022, NW Natural began recovering all expenses deferred and accruing interest over a 10-year period.

WATER UTILITIES. NW Natural Water currently serves an estimated 156,000 people through approximately 63,000 connections across five states. In the first quarter of 2023, NWN Water signed a purchase agreement for a water utility with approximately 1,350 connections in Arizona. Application for approval of the purchase agreement was filed with the ACC and a decision is expected in the third quarter of 2023.

For our regulated water utilities, we have been executing general rate cases.
•In June 2022, Avion Water Company filed a general rate case with the OPUC and the OPUC allowed rates to go into effect January 1, 2023.
•In July 2022, Gem State Water Company filed a general rate case with the IPUC and the IPUC allowed rates to go into effect March 1, 2023.
•In February 2023, Salmon Valley Water Company filed a general rate case with the OPUC and requested rates to go into effect August 1, 2023.

Environmental Regulation and Legislation Matters
There is a growing international and domestic focus on climate change and the contribution of GHG emissions, most notably methane and carbon dioxide, to climate change. In response, there are increasing efforts at the international, federal, state, and local level to regulate GHG emissions. Legislation or other forms of regulation could take a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, incentives or mandates to conserve energy, or use renewable energy sources, tax advantages and other subsidies to support alternative energy sources, a reduction in rate recovery for construction costs related to the installation of new customer services or other new infrastructure investments, mandates for the use of specific fuels or technologies, bans on specific fuels or technologies, or promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. These efforts could include legislation, legislative proposals, or new regulations at the federal, state, and local level, as well as private party litigation related to GHG emissions or regulation thereof. We recognize certain of our businesses, including our natural gas business, are likely to be affected by current or future regulation seeking to limit GHG emissions.

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

Washington State
In 2022, Washington comprised approximately 12% of NW Natural’s revenues, as well as 1% and 18% of new meters from commercial and residential customers, respectively. Effective February 1, 2021, building codes in Washington state require new residential homes to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which calculate electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of new home construction incorporating natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. Additionally, the Washington State Building Code Council (SBCC) voted in April 2022 to include updates in the state commercial building energy code that would restrict or eliminate the use of gas space and water heating in new commercial construction. In November 2022, the SBCC voted to include updates to the state residential building energy code that are expected to restrict the use of gas space and water heating in residential construction, with certain exceptions including for natural gas-fired heat pumps and hybrid fuel systems. The SBBC commercial and residential rules are expected to become effective July 1, 2023. Utilities and other organizations, including NW Natural, are reviewing the proposed building energy code updates, the process by which the updates have been considered, and the legality of the building code updates. We expect the building code changes to be subject to legal challenge.

Washington has also enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly beginning January 1, 2023, resulting in an overall reduction of GHG emissions to 95% below 1990 levels by 2050. The Washington Department of Ecology has adopted rules to create a cap-and-invest program, under which entities, including natural gas and electric utilities, large manufacturing facilities, and transportation and other fuel providers, which are subject to the CCA must either reduce their emissions, purchase qualifying offsets (including RNG) or obtain allowances to cover any remaining emissions. NW Natural is subject to the CCA, has received an order authorizing deferral of CCA costs from the WUTC, and intends to pursue inclusion of CCA compliance costs in rates.

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

In December 2021, the ODEQ concluded its rulemaking process and issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective in January of 2022. The CPP outlines GHG emissions reduction goals of 50% by 2035 and 90% by 2050 from a 1990 baseline. The first three-year compliance period is 2022 through 2024. NW Natural is subject to the CPP, and pursuant to this rule, is required to make its first compliance filing in 2025. We have received an order from the OPUC authorizing deferral of CPP compliance costs and intend to pursue inclusion of those compliance costs in rates. The CPP has been subject to legal challenge by a number of utilities, companies and organizations, including NW Natural.

Local Jurisdictions and Other Advocacy
In addition to legislative activities at the state level, advocacy groups have indicated a willingness to pursue ballot measures and other local activities. Some local and county governments in the United States also have been proposing or passing renewable energy resolutions, restrictions, taxes, or fees seeking to accelerate climate action goals. A number of cities across the country, and several in our service territory are taking action or currently considering actions such as limitations or bans on the use of natural gas in new construction or otherwise. For example, in February 2023, the Eugene City Council passed an ordinance that prohibits the use of natural gas in low rise residential buildings beginning with permits submitted after June of 2023. That ordinance has been referred to the voters and will be on the November 2023 ballot. Similarly, some jurisdictions and advocates are seeking to ban the use of natural gas and certain natural gas appliances inside homes and contend that there are detrimental indoor public health effects associated with the use of natural gas.

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

NW Natural Decarbonization Initiatives & Compliance Actions
Our customers are currently paying less for their natural gas today than they did 15 years ago. We expect that compliance with any form of regulation of GHG emissions, including the CPP in Oregon and CCA in Washington as well as voluntary actions under SB 98 or otherwise, will require additional resources and compliance tools, and will increase costs. The developing and changing implementation guidance for the CCA and CPP, evolving carbon credit markets and other compliance tool options, decades-long timeframes for compliance, likely changing and evolving laws and energy policy, and evolving technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. In September 2022, NW Natural filed its integrated resource plans (IRPs) with the OPUC and WUTC. Those IRPs comprehensively evaluate resource options available to serve NW Natural's customers' energy, capacity and environmental compliance needs. The resources selected for compliance with the CPP and CCA, and therefore the costs associated with those resources are, in part, dependent upon the resolution of our IRP dockets and the resources selected. While we have modeled compliance with the CCA and CPP in our IRPs, given the recency of the adoption of the final CPP and CCA rules and changing guidance with respect to those rules, the nature of our compliance obligations, the manner in which we intend to comply, and the expected costs of compliance are uncertain and subject to significant change, particularly after the first compliance period, and especially with respect to the CPP, under which programs are still being developed. For the first compliance period under the CCA, we currently anticipate that we will comply by purchasing RNG or attributes to reduce emissions, making full use of offsets available under the CCA, meeting remaining compliance requirements by purchasing allowances through the processes outlined under the CCA, and returning all money received from the sale of free carbon allowances to customers. We intend to pursue inclusion of costs of compliance with the CCA in rates, and currently believe that the costs to comply could increase non-low income residential bills by an estimated 1.5% to 6% in the first year of compliance.

The CPP in Oregon is largely tied to the volume of natural gas consumed and as such, we currently expect that CPP cost impacts will be the lowest among residential customers because they generally consume less, and highest among industrial customers that use significantly higher volumes of natural gas, with cost increases for commercial customers falling between residential and industrial customers. We currently expect that the majority of our needed emissions reduction in Oregon for the first CPP compliance period of 2022-2025 can be met with purchases of RNG or its attributes, with modest supplemental purchases of Community Climate Investments (CCIs) when that program becomes available. We intend to pursue costs of compliance with the CPP in rates and currently believe those costs could increase non-low income residential bills by an estimated 1% to 9% in the first compliance period.

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

We are not currently able to quantify the extent to which limitations on natural gas use, or declining line extension allowances provided in rates to cover construction costs for new services, will affect new meter additions, or to what extent carbon compliance costs included in rates will affect the competitiveness of our business and the demand for natural gas service. All of these developments could negatively affect our gas utility customer growth. However, at the same time natural gas utilities will be subject to GHG emissions regulation, we expect that other energy source providers will be subject to similar, or in some cases stricter or more rapid, compliance requirements that are likely to affect their cost and competitiveness relative to natural gas as well. For example, President Biden has announced his intention to have a carbon-free electricity sector by 2035, 15 years before the target date of the CCA or CCP. In June 2021, the State of Oregon enacted HB 2021, a clean electricity bill that requires the state’s two largest investor-owned electric utilities and retail electricity service suppliers to reduce GHG emissions associated with electricity sold to Oregon customers to 100 percent below baseline levels by 2040 with interim steps, including an 80 percent reduction by 2030 and 90 percent reduction by 2035. This bill does not replace the separate renewable portfolio standards previously established in Oregon, which sets requirements for how much of the electricity used in Oregon must come from renewable resources. In Washington, SB 5116, the Clean Energy Transformation Act, requires all electric utilities in Washington to transition to carbon-neutral electricity by 2030 and to 100 percent carbon-free electricity by 2045. We expect compliance with these and other laws will increase the cost of energy for electric customers in our service territory. We are not able to determine at this time whether increased electricity costs will make natural gas use more or less competitive on a relative basis.

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

NW Natural continues to take proactive steps in seeking to reduce GHG emissions in our region and is proactively communicating with local, state, and federal governments and communities about those steps. NW Natural has been a leader among gas utilities in innovative programs. Notable programs have included a decoupling rate structure designed to weaken the link between revenue and gas consumption by customers adopted in 2007, and establishment of a voluntary Smart Energy carbon offset program for customers established in 2007, and removal of all known cast iron and bare steel to create one of the tightest and most modern distribution systems in the country. We continue to believe that NW Natural has an important role in providing affordable and equitable energy to the communities we serve. NW Natural is an important provider of energy to families and businesses in Oregon and southwest Washington. Natural gas sales to our residential and commercial customers account for approximately 6% of Oregon’s GHG emissions according to the 2019 data from the State of Oregon Department of Environmental Quality In-Boundary GHG Inventory. We intend to continue to provide this necessary energy to our communities with the goal of using our modern pipeline system to help the Pacific Northwest transition to a cleaner energy future.

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

Under SB 98, NW Natural is actively working to procure RNG supply for customers and increase the amount of RNG on our system and is also exploring the development of renewable hydrogen through power to gas. To that end, in 2020 and 2021, NW Natural announced several agreements and investments to procure RNG for its customers. For example, NW Natural began a partnership with BioCarbN to invest up to an estimated $38 million in four separate RNG development projects that will access biogas derived from water treatment at Tyson Foods’ processing plants, subject to approval by all parties. The first project was commissioned in early 2022 and the second was commissioned in April 2023. To date, NW Natural has signed agreements with options to purchase or develop RNG for utility customers totaling about 3% of NW Natural’s annual sales volume in Oregon.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	March 31,		December 31,
	2023	2022	2022
Common equity	44.8%	48.6%	46.8%
Long-term debt (including current maturities)	55.2	51.4	53.2
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	March 31,		December 31,
	2023	2022	2022
Common equity	48.6%	50.9%	51.4%
Long-term debt (including current maturities)	51.4	49.1	48.6
Total	100.0%	100.0%	100.0%

As of March 31, 2023 and 2022, and December 31, 2022, NW Holdings' consolidated capital structure included common equity of 43.7%, 41.8% and 42.4%; long-term debt of 45.3%, 44.1% and 45.0%; and short-term debt including current maturities of long-term debt of 11.0%, 14.1% and 12.6%, respectively. As of March 31, 2023 and 2022, and December 31, 2022, NW Natural's consolidated capital structure included common equity of 48.6%, 46.5%, and 47.9%; long-term debt of 47.9%, 44.9% and 41.6%; and short-term debt including current maturities of long-term debt of 3.5%, 8.6%, and 10.5%, respectively.

Liquidity and Capital Resources
At March 31, 2023 and 2022, NW Holdings had approximately $140.8 million and $24.3 million, and NW Natural had approximately $129.7 million and $10.2 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

Equity Issuance
On April 1, 2022, NW Holdings issued and sold 2,875,000 shares of its common stock pursuant to a registration statement on Form S-3 and related prospectus supplement. NW Holdings received net offering proceeds, after deducting the underwriter's discounts and commissions and expenses payable by NW Holdings of approximately $138.6 million.

ATM Equity Program
In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the three months ended March 31, 2023, NW Holdings issued and sold 360,264 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $16.7 million, net of fees and commissions paid to agents of $0.2 million. As of March 31, 2023, NW Holdings had $94.1 million of equity available for issuance under the program.

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

At March 31, 2023, NW Natural satisfied the ring-fencing provisions described above.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at March 31, 2023. See "Credit Ratings" below and Note 15.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include NW Natural's pension contribution requirements and environmental expenditures. For additional information, see Part II, Item 7 "Financial Condition" in the 2022 Form 10-K.

Gas and Pipeline Capacity Purchase Agreements
NW Natural Renewables is an unregulated subsidiary of NW Natural Holdings established to pursue unregulated renewable natural gas activities. In September 2021, a subsidiary of NW Natural Renewables and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to develop two production facilities that are designed to convert landfill waste gases to RNG. Testing and commissioning of the production facilities is expected to occur in 2023. Upon completion of each facility, the subsidiary of NW Natural Renewables is committed to make cash payments totaling $50.1 million to partially fund the infrastructure required to condition biogas and connect gas production to existing regional pipeline networks. Alongside these development agreements, a subsidiary of NW Natural Renewables and a subsidiary of EDL executed agreements designed to obtain a 20-year supply of RNG produced by the facilities for NW Natural Renewables. Following the completion of each facility, we estimate the amount of RNG purchases based on prices and quantities specified in the agreements are as follows: approximately $5.7 million in 2023, $10.5 million in 2024, $21.0 million in 2025, $21.0 million in 2026, $27.3 million in 2027 and $571.4 million thereafter. NW Natural Renewables has separately contracted to sell an equivalent amount of fixed-volume RNG supply to investment grade counterparties under long-term contracts.

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

At March 31, 2023, March 31, 2022 and December 31, 2022, short-term debt consisted of the following:

	March 31, 2023		March 31, 2022		December 31, 2022
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$—	—%	$188.5	0.8%	$170.2	4.6%
Other (NW Holdings):
Credit agreement	72.5	5.9%	144.0	1.5%	88.0	5.3%
NW Holdings	$72.5		$332.5		$258.2
(1) Weighted average interest rate on outstanding short-term debt

Credit Agreements
NW Holdings
At March 31, 2023, NW Holdings had a $200 million sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million. The maturity date of the agreement is November 3, 2026, with available extensions of commitments for two additional one-year periods, subject to lender approval.
All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2023 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. At March 31, 2023, March 31, 2022 and December 31, 2022, $72.5 million, $144.0 million and $88.0 million were drawn under the NW Holdings Credit Agreement, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at March 31, 2023 and 2022, with consolidated indebtedness to total capitalization ratios of 56.3% and 58.2%, respectively.

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

NW Holdings had no letters of credit issued and outstanding at March 31, 2023 and 2022.

NW Natural
At March 31, 2023, NW Natural had a sustainability-linked multi-year credit agreement for unsecured revolving loans totaling $400 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million. The maturity date of the agreement is November 3, 2026 with an available extension of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2023 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. NW Natural did not have any outstanding balances drawn under this credit facility at March 31, 2023, March 31, 2022 and December 31, 2022. In February 2023, NW Natural issued a $14.0 million letter of credit, which was not drawn upon and expired in March 2023.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at March 31, 2023 or 2022. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at March 31, 2023 and 2022, with consolidated indebtedness to total capitalization ratios of 51.4% and 53.5%, respectively.

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

Long-Term Debt
Issuance of Long-Term Debt
In March 2023, NW Natural issued and sold $100.0 million aggregate principal amount of 5.75% Secured Medium-Term Notes, Series B due 2033 (the Notes). The Notes bear interest at the rate of 5.75% per annum, payable semi-annually on March 15 and September 15 of each year.

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

In January 2023, NW Natural issued and sold $100.0 million aggregate principal amount of its FMBs, 5.43% Series due
January 6, 2053, to certain institutional investors pursuant to the Bond Purchase Agreement. The 5.43% Bonds bear interest at the rate of 5.43% per annum, payable semi-annually on January 6 and July 6 of each year, commencing July 6, 2023, and will mature on January 6, 2053.

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

At March 31, 2023, NW Holdings and NW Natural had long-term debt outstanding of $1,535.3 million and $1,324.4 million, respectively, which included $10.4 million and $10.3 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2023 through 2053, interest rates ranging from 2.8% to 7.9%, and a weighted average interest rate of 4.6%. NW Holdings' long-term debt primarily consists of credit agreements at NW Holdings and NWN Water with maturity dates in 2024 and a term loan at NWN Water due in 2026.

$90.0 million of long-term debt is scheduled to mature over the next twelve months as of March 31, 2023 at NW Natural and $150.7 million at NW Holdings. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2022 Form 10-K for long-term debt maturing over the next five years.

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

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of March 31, 2023. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows
Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

	Three Months Ended March 31,
In thousands	2023	2022	YTD Change
NW Natural cash provided by operating activities	$174,831	$138,230	$36,601
NW Holdings cash provided by operating activities	$176,861	$141,037	$35,824

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Cash provided by operating activities increased $35.8 million at NW Holdings and increased $36.6 million at NW Natural. The significant factors contributing to the increase at NW Holdings were as follows:
•$30.6 million decrease in asset optimization revenue sharing bill credits to customers;
•$22.2 million decrease in inventories due to a larger volume of gas withdrawn from storage; and
•$15.4 million increase in net income; partially offset by
•$31.3 million decrease in accounts payable resulting from payments of higher priced gas purchased in December 2022; and
•$23.0 million decrease in net deferred gas costs as gas costs for the three months ended March 31, 2022 were 13% below PGA estimates.

The increase in cash provided by operating activities at NW Natural was primarily driven by the factors discussed above.

NW Natural did not make any cash contributions to its qualified defined benefit pension plans during the three months ended March 31, 2023 or 2022. NW Natural does not expect to make any plan contributions during 2023. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16 in the 2022 Form 10-K.
Investing Activities

	Three Months Ended March 31,
In thousands	2023	2022	YTD Change
NW Natural cash used in investing activities	$(64,882)	$(65,553)	$671
NW Holdings cash used in investing activities	$(73,018)	$(69,750)	$(3,268)

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Cash used in investing activities increased $3.3 million at NW Holdings and decreased $0.7 million at NW Natural. The increase in cash used in investing activities at NW Holdings was primarily due to an increase of $2.8 million in capital expenditures related to water and wastewater businesses.

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

Financing Activities

	Three Months Ended March 31,
In thousands	2023	2022	YTD Change
NW Natural cash provided by (used in) financing activities	$10,284	$(72,026)	$82,310
NW Holdings cash provided by (used in) financing activities	$11,187	$(62,764)	$73,951

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022. Cash provided by financing activities increased $74.0 million and $82.3 million at NW Holdings and NW Natural, respectively. The increase at NW Holdings and NW Natural was attributable to proceeds from the issuance of long-term debt of $200.0 million, partially offset by changes in short-term debt.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2022 Form 10-K. At March 31, 2023, NW Natural's total estimated liability related to environmental sites is $114.3 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in the 2022 Form 10-K and Note 16.

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

There have been no material changes to the information provided in the 2022 Form 10-K with respect to the application of critical accounting policies and estimates. See Part II, Item 7, "Application of Critical Accounting Policies and Estimates," in the 2022 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the three months ended March 31, 2023. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2022 Form 10-K.

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 16 and those proceedings disclosed and incorporated by reference in Part I, Item 3, “Legal Proceedings” in the 2022 Form 10-K, we have only nonmaterial litigation, or litigation that occurs in the ordinary course of our business.

ITEM 1A. RISK FACTORS
There were no material changes from the risk factors discussed in Part I, Item 1A, "Risk Factors” in the 2022 Form 10-K. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
01/01/23-01/31/23	—	—	—	—
02/01/23-02/28/23	—	—	—	—
03/01/23-03/31/23	—	—	—	—
Total	—	$—	2,124,528	$16,732,648
(1)During the quarter ended March 31, 2023, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended March 31, 2023, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended March 31, 2023, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. Effective August 3, 2022, we received NW Holdings Board approval to extend the repurchase program. Such authorization will continue until the program is used, terminated or replaced. For more information on this program, refer to Note 5 in the 2022 Form 10-K.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023

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
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.
*    Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certification is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	May 4, 2023
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	May 4, 2023
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer Vice President, Treasurer, Chief Accounting Officer and Controller