Form 10-Q
period 2023-06-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2023-08-03
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
At July 27, 2023, 36,065,222 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended June 30, 2023

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
•growth;
•customer rates;
•pandemic and related illness or quarantine and economic conditions related thereto or resulting therefrom;
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
•credit exposures and credit ratings or changes in credit ratings;
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
•geopolitical factors;
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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2023	2022	2023	2022

Operating revenues	$237,859	$194,960	$700,282	$545,261

Operating expenses:
Cost of gas	102,433	79,720	308,182	225,308
Operations and maintenance	66,819	53,175	138,636	110,660
Environmental remediation	2,140	2,267	7,515	6,970
General taxes	10,889	8,989	25,108	21,093
Revenue taxes	9,185	8,240	28,227	21,600
Depreciation	31,293	28,110	62,758	56,539
Other operating expenses	1,257	920	2,505	1,914
Total operating expenses	224,016	181,421	572,931	444,084
Income from operations	13,843	13,539	127,351	101,177
Other income (expense), net	6,618	226	8,224	(728)
Interest expense, net	18,974	11,580	37,270	23,102
Income before income taxes	1,487	2,185	98,305	77,347
Income tax expense	243	470	25,390	19,393
Net income	1,244	1,715	72,915	57,954
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $37 and $71 for the three months ended and $74 and $142 for the six months ended June 30, 2023 and 2022, respectively	103	197	205	394
Unrealized gain on interest rate swaps, net of taxes of $445 and $297 for the three and six months ended June 30, 2023, respectively	1,236	—	825	—
Comprehensive income	$2,583	$1,912	$73,945	$58,348
Average common shares outstanding:
Basic	36,019	34,307	35,815	32,756
Diluted	36,062	34,352	35,845	32,805
Earnings per share of common stock:
Basic	$0.03	$0.05	$2.04	$1.77
Diluted	0.03	0.05	2.03	1.77

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2023	2022	2022

Assets:
Current assets:
Cash and cash equivalents	$137,759	$17,209	$29,270
Accounts receivable	73,930	68,583	168,906
Accrued unbilled revenue	21,924	18,060	89,048
Allowance for uncollectible accounts	(3,297)	(1,356)	(3,296)
Regulatory assets	111,819	92,803	117,491
Derivative instruments	12,423	60,652	194,412
Inventories	67,502	65,983	87,096
Other current assets	35,797	36,060	61,286
Total current assets	457,857	357,994	744,213
Non-current assets:
Property, plant, and equipment	4,391,993	4,129,236	4,261,566
Less: Accumulated depreciation	1,181,230	1,150,555	1,147,166
Total property, plant, and equipment, net	3,210,763	2,978,681	3,114,400
Regulatory assets	307,999	301,855	340,432
Derivative instruments	2,118	9,121	5,045
Other investments	104,330	96,027	95,704
Operating lease right of use asset, net	72,096	73,754	73,429
Assets under sales-type leases	132,045	136,673	134,302
Goodwill	152,670	70,714	149,283
Other non-current assets	96,827	75,699	91,518
Total non-current assets	4,078,848	3,742,524	4,004,113
Total assets	$4,536,705	$4,100,518	$4,748,326

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands, including share information	2023	2022	2022

Liabilities and equity:
Current liabilities:
Short-term debt	$41,000	$222,700	$258,200
Current maturities of long-term debt	240,714	351	90,697
Accounts payable	101,369	135,364	180,667
Taxes accrued	12,217	11,324	15,625
Interest accrued	11,443	7,425	10,169
Regulatory liabilities	61,546	97,277	248,582
Derivative instruments	42,135	15,918	28,728
Operating lease liabilities	1,732	1,315	1,514
Other current liabilities	58,777	47,624	64,552
Total current liabilities	570,933	539,298	898,734
Long-term debt	1,294,578	1,045,530	1,246,167
Deferred credits and other non-current liabilities:
Deferred tax liabilities	380,058	355,470	366,022
Regulatory liabilities	672,215	658,925	689,578
Pension and other postretirement benefit liabilities	147,063	162,511	149,143
Derivative instruments	25,212	9,475	20,838
Operating lease liabilities	77,951	78,826	78,965
Other non-current liabilities	128,417	111,704	123,438
Total deferred credits and other non-current liabilities	1,430,916	1,376,911	1,427,984
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000 shares; issued and outstanding 36,065, 34,754, and 35,525 at June 30, 2023 and 2022, and December 31, 2022, respectively	831,135	767,826	805,253
Retained earnings	414,398	381,963	376,473
Accumulated other comprehensive loss	(5,255)	(11,010)	(6,285)
Total equity	1,240,278	1,138,779	1,175,441
Total liabilities and equity	$4,536,705	$4,100,518	$4,748,326

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total shareholders' equity, beginning balances	$1,248,307	$987,944	$1,175,441	$935,146

Common stock:
Beginning balances	824,304	602,382	805,253	590,771
Stock-based compensation	426	458	3,006	2,232
Shares issued pursuant to equity based plans, net of shares withheld for taxes	1,011	1,080	837	1,004
Issuance of common stock, net of issuance costs	5,394	163,906	22,039	173,819
Ending balances	831,135	767,826	831,135	767,826

Retained earnings:
Beginning balances	430,597	396,769	376,473	355,779
Net income	1,244	1,715	72,915	57,954
Dividends on common stock	(17,443)	(16,521)	(34,990)	(31,770)
Ending balances	414,398	381,963	414,398	381,963

Accumulated other comprehensive income (loss):
Beginning balances	(6,594)	(11,207)	(6,285)	(11,404)
Other comprehensive income	1,339	197	1,030	394
Ending balances	(5,255)	(11,010)	(5,255)	(11,010)

Total shareholders' equity, ending balances	$1,240,278	$1,138,779	$1,240,278	$1,138,779

Dividends per share of common stock	$0.4850	$0.4825	$0.9700	$0.9650

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2023	2022
Operating activities:
Net income	$72,915	$57,954
Adjustments to reconcile net income to cash provided by operations:
Depreciation	62,758	56,539
Regulatory amortization of gas reserves	1,678	2,984
Deferred income taxes	8,610	10,659
Qualified defined benefit pension plan (benefit) expense	(1,129)	2,882
Deferred environmental expenditures, net	(9,732)	(9,608)
Environmental remediation expense	7,515	6,970
Asset optimization revenue sharing bill credits	(10,471)	(41,102)
Other	14,068	9,961
Changes in assets and liabilities:
Receivables, net	163,965	96,453
Inventories	20,084	(8,721)
Income and other taxes	14,834	17,241
Accounts payable	(48,935)	(13,728)
Deferred gas costs	(16,370)	2,607
Asset optimization revenue sharing	12,056	3,929
Decoupling mechanism	(9,554)	9,669
Cloud-based software	(7,229)	(414)
Other, net	22,791	(7,711)
Cash provided by operating activities	297,854	196,564
Investing activities:
Capital expenditures	(144,863)	(167,696)
Acquisitions, net of cash acquired	(3,249)	—
Purchase of equity method investment	(1,000)	—
Other	(2,428)	(1,991)
Cash used in investing activities	(151,540)	(169,687)
Financing activities:
Proceeds from common stock issued, net	22,072	174,053
Long-term debt issued	200,000	692
Changes in other short-term debt, net	(217,200)	(166,800)
Cash dividend payments on common stock	(33,293)	(30,311)
Other	(3,774)	(1,596)
Cash used in financing activities	(32,195)	(23,962)
Increase in cash, cash equivalents and restricted cash	114,119	2,915
Cash, cash equivalents and restricted cash, beginning of period	40,964	27,120
Cash, cash equivalents and restricted cash, end of period	$155,083	$30,035

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$36,376	$22,867
Income taxes paid, net of refunds	12,163	1,086

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022

Operating revenues	$228,348	$190,251	$682,861	$536,875

Operating expenses:
Cost of gas	102,490	79,776	308,295	225,420
Operations and maintenance	60,238	48,879	125,627	102,756
Environmental remediation	2,140	2,267	7,515	6,970
General taxes	10,597	8,872	24,597	20,861
Revenue taxes	9,159	8,208	28,134	21,532
Depreciation	29,880	27,328	60,024	54,965
Other operating expenses	542	796	1,239	1,695
Total operating expenses	215,046	176,126	555,431	434,199
Income from operations	13,302	14,125	127,430	102,676
Other income (expense), net	3,832	17	6,277	(964)
Interest expense, net	15,028	10,599	29,639	21,430
Income before income taxes	2,106	3,543	104,068	80,282
Income tax expense	322	810	26,744	20,133
Net income	1,784	2,733	77,324	60,149
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $37 and $71 for the three months ended and $74 and $142 for the six months ended June 30, 2023 and 2022, respectively	103	197	205	394
Comprehensive income	$1,887	$2,930	$77,529	$60,543

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2023	2022	2022

Assets:
Current assets:
Cash and cash equivalents	$131,778	$10,267	$12,977
Accounts receivable	67,454	66,186	165,607
Accrued unbilled revenue	19,669	17,840	87,482
Receivables from affiliates	529	300	634
Allowance for uncollectible accounts	(3,080)	(1,299)	(3,079)
Regulatory assets	111,819	92,803	117,491
Derivative instruments	11,691	60,652	194,236
Inventories	65,949	64,726	86,207
Other current assets	35,006	31,784	57,269
Total current assets	440,815	343,259	718,824
Non-current assets:
Property, plant, and equipment	4,261,100	4,052,467	4,148,547
Less: Accumulated depreciation	1,168,270	1,142,611	1,137,231
Total property, plant, and equipment, net	3,092,830	2,909,856	3,011,316
Regulatory assets	307,974	301,790	340,407
Derivative instruments	1,551	9,121	5,045
Other investments	87,848	81,486	80,110
Operating lease right of use asset, net	71,508	73,706	72,720
Assets under sales-type leases	132,045	136,673	134,302
Other non-current assets	95,343	74,106	89,994
Total non-current assets	3,789,099	3,586,738	3,733,894
Total assets	$4,229,914	$3,929,997	$4,452,718

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2023	2022	2022

Liabilities and equity:
Current liabilities:
Short-term debt	$—	$78,700	$170,200
Current maturities of long-term debt	89,982	—	89,942
Accounts payable	95,674	132,002	177,590
Payables to affiliates	5,072	7,259	9,175
Taxes accrued	10,000	11,289	15,426
Interest accrued	10,964	7,207	8,900
Regulatory liabilities	61,496	97,277	248,553
Derivative instruments	42,135	15,918	28,728
Operating lease liabilities	1,598	1,298	1,363
Other current liabilities	55,841	46,816	62,019
Total current liabilities	372,762	397,766	811,896
Long-term debt	1,234,577	986,762	1,035,935
Deferred credits and other non-current liabilities:
Deferred tax liabilities	371,762	352,606	362,353
Regulatory liabilities	671,263	657,943	688,599
Pension and other postretirement benefit liabilities	147,063	162,511	149,143
Derivative instruments	25,212	9,475	20,838
Operating lease liabilities	77,490	78,789	78,345
Other non-current liabilities	119,489	110,469	114,527
Total deferred credits and other non-current liabilities	1,412,279	1,371,793	1,413,805
Commitments and contingencies (Note 16)
Equity:
Common stock	614,903	601,032	614,903
Retained earnings	601,602	583,654	582,593
Accumulated other comprehensive loss	(6,209)	(11,010)	(6,414)
Total equity	1,210,296	1,173,676	1,191,082
Total liabilities and equity	$4,229,914	$3,929,997	$4,452,718

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total shareholder's equity, beginning balances	$1,250,180	$1,021,609	$1,191,082	$977,807

Common stock:
Beginning balances	614,911	436,042	614,903	435,515
Capital contributions from parent	(8)	164,990	—	165,517
Ending balances	614,903	601,032	614,903	601,032

Retained earnings:
Beginning balances	641,581	596,774	582,593	553,696
Net income	1,784	2,733	77,324	60,149
Dividends on common stock	(41,763)	(15,853)	(58,315)	(30,191)
Ending balances	601,602	583,654	601,602	583,654

Accumulated other comprehensive income (loss):
Beginning balances	(6,312)	(11,207)	(6,414)	(11,404)
Other comprehensive income	103	197	205	394
Ending balances	(6,209)	(11,010)	(6,209)	(11,010)

Total shareholder's equity, ending balances	$1,210,296	$1,173,676	$1,210,296	$1,173,676

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2023	2022

Operating activities:
Net income	$77,324	$60,149
Adjustments to reconcile net income to cash provided by operations:
Depreciation	60,024	54,965
Regulatory amortization of gas reserves	1,678	2,984
Deferred income taxes	4,172	10,308
Qualified defined benefit pension plan (benefit) expense	(1,129)	2,882
Deferred environmental expenditures, net	(9,732)	(9,608)
Environmental remediation expense	7,515	6,970
Asset optimization revenue sharing bill credits	(10,471)	(41,102)
Other	13,022	9,158
Changes in assets and liabilities:
Receivables, net	167,936	97,175
Inventories	20,438	(7,974)
Income and other taxes	6,078	16,069
Accounts payable	(52,366)	(16,341)
Deferred gas costs	(16,370)	2,607
Asset optimization revenue sharing	12,056	3,929
Decoupling mechanism	(9,554)	9,669
Cloud-based software	(7,229)	(414)
Other, net	24,613	(7,990)
Cash provided by operating activities	288,005	193,436
Investing activities:
Capital expenditures	(129,298)	(156,189)
Other	(2,428)	(1,991)
Cash used in investing activities	(131,726)	(158,180)
Financing activities:
Cash contributions received from parent	—	165,517
Long-term debt issued	200,000	—
Changes in other short-term debt, net	(170,200)	(166,800)
Cash dividend payments on common stock	(58,315)	(30,191)
Other	(3,358)	(1,521)
Cash used in financing activities	(31,873)	(32,995)
Increase in cash, cash equivalents and restricted cash	124,406	2,261
Cash, cash equivalents and restricted cash, beginning of period	24,671	20,832
Cash, cash equivalents and restricted cash, end of period	$149,077	$23,093

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$28,078	$21,270
Income taxes paid, net of refunds	26,745	3,490

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

NW Holdings and NW Natural consolidate all entities in which they have a controlling financial interest. Investments in corporate joint ventures and partnerships that NW Holdings does not directly or indirectly control, and for which it is not the primary beneficiary, include NNG Financial's investment in Kelso-Beaver Pipeline and NWN Water's investment in Avion Water Company, Inc., which are accounted for under the equity method. NW Natural RNG Holding Company, LLC holds investments in Lexington Renewable Energy, LLC and Dakota City Renewable Energy LLC, which are also accounted for under the equity method. See Note 13 for activity related to equity method investments. NW Holdings and its direct and indirect subsidiaries are collectively referred to herein as NW Holdings, and NW Natural and its direct and indirect subsidiaries are collectively referred to herein as NW Natural. The consolidated financial statements of NW Holdings and NW Natural are presented after elimination of all intercompany balances and transactions.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2022 Form 10-K. There were no material changes to those accounting policies during the six months ended June 30, 2023 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	June 30,		December 31,
In thousands	2023	2022	2022
NW Natural:
Current:
Unrealized loss on derivatives(1)	$42,135	$15,918	$28,728
Gas costs	24,782	48,218	61,223
Environmental costs(2)	6,749	6,975	7,392
Decoupling(3)	1,520	212	—
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,208	2,276	2,208
Washington Climate Commitment Act compliance	10,379	—	—
Other(5)	16,915	12,073	10,809
Total current - NW Natural	$111,819	$92,803	$117,491
Non-current:
Unrealized loss on derivatives(1)	$25,212	$9,475	$20,838
Pension balancing(4)	29,731	35,150	32,997
Income taxes	10,540	11,161	10,943
Pension and other postretirement benefit liabilities	101,413	110,548	101,413
Environmental costs(2)	98,160	86,411	104,253
Gas costs	1,122	7,975	22,355
Decoupling(3)	267	—	—
Washington Climate Commitment Act compliance	1,823	—	—
Other(5)	39,706	41,070	47,608
Total non-current - NW Natural	$307,974	$301,790	$340,407
Other (NW Holdings)	25	65	25
Total non-current - NW Holdings	$307,999	$301,855	$340,432

	Regulatory Liabilities
	June 30,		December 31,
In thousands	2023	2022	2022
NW Natural:
Current:
Gas costs	$5,603	$1,898	$4,121
Unrealized gain on derivatives(1)	11,691	60,652	194,236
Decoupling(3)	8,715	14,242	14,026
Income taxes	5,158	7,318	7,166
Asset optimization revenue sharing	23,327	9,761	26,368
Other(5)	7,002	3,406	2,636
Total current - NW Natural	$61,496	$97,277	$248,553
Other (NW Holdings)	50	—	29
Total current - NW Holdings	$61,546	$97,277	$248,582
Non-current:
Gas costs	$731	$353	$12,644
Unrealized gain on derivatives(1)	1,551	9,121	5,045
Decoupling(3)	1,358	2,557	3,814
Income taxes(6)	170,318	176,358	174,212
Accrued asset removal costs(7)	481,851	455,794	467,742
Asset optimization revenue sharing	—	—	8,401
Other(5)	15,454	13,760	16,741
Total non-current - NW Natural	$671,263	$657,943	$688,599
Other (NW Holdings)	952	982	979
Total non-current - NW Holdings	$672,215	$658,925	$689,578
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

We believe all costs incurred and deferred at June 30, 2023 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. These investments are readily convertible to cash with fair value approximating cost. As of June 30, 2023, the amount invested in money market funds was $116.5 million at NW Natural and NW Holdings. These investments are measured using net asset value per share.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of June 30, 2023 and 2022 and December 31, 2022:

	June 30,		December 31,
In thousands	2023	2022	2022
Cash and cash equivalents	$137,759	$17,209	$29,270
Restricted cash included in other current and non-current assets	17,324	12,826	11,694
Cash, cash equivalents and restricted cash	$155,083	$30,035	$40,964

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of June 30, 2023 and 2022 and December 31, 2022:

	June 30,		December 31,
In thousands	2023	2022	2022
Cash and cash equivalents	$131,778	$10,267	$12,977
Restricted cash included in other current assets	17,299	12,826	11,694
Cash, cash equivalents and restricted cash	$149,077	$23,093	$24,671

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

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of			As of
	December 31, 2022	Six Months Ended June 30, 2023		June 30, 2023
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,155	$1,612	$(1,436)	$2,331
Commercial	400	219	(224)	395
Industrial	188	(97)	(1)	90
Accrued unbilled and other	336	3	(75)	264
Total NW Natural	3,079	1,737	(1,736)	3,080
Other - NW Holdings	217	—	—	217
Total NW Holdings	$3,296	$1,737	$(1,736)	$3,297

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

Greenhouse Gas Allowances
NW Natural is subject to greenhouse gas (GHG) emission reduction requirements in Oregon and Washington. In Oregon, emission reduction compliance mechanisms include: 1) free compliance instruments distributed by the state, 2) Community Climate Investment (CCI) Credits, which act similar to carbon offsets, and 3) renewable natural gas. In Washington, NW Natural will either purchase or be allocated free emission allowances from the state for compliance. NW Natural will account for all purchased Oregon CCI Credits and Washington allowances as inventory at the lower of cost or market. Any compliance instruments or allowances that are acquired through government allocations will be accounted for as inventory at no cost. The compliance programs allow for the sale of the compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty and NW Natural will recognize expense at the time of recognition of the related sale. As of June 30, 2023, NW Natural had $11.1 million of emissions allowances for compliance in Washington recorded as inventory and no CCI Credits in Oregon.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional CCI Credits or emission allowances NW Natural would need to purchase to satisfy the obligations. As of June 30, 2023, NW Natural has not recognized a liability under the Oregon program for the purchase of CCI Credits. Under the Washington program, NW Natural has recognized a $12.1 million liability as of June 30, 2023. We expect that the costs to comply with the Oregon and Washington programs will be recovered from utility customers through rates. As a result, NW Natural recognized $12.2 million of deferred costs as of June 30, 2023.

New Accounting Standards
NW Natural and NW Holdings consider the applicability and impact of all accounting standards updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on consolidated financial position or results of operations.

Recent Securities and Exchange Commission (SEC) Final Rules
SHARE REPURCHASES. In May 2023, the SEC adopted the final rule under SEC Release No. 34-97424, Share Repurchase Disclosure Modernization, requiring disclosures related to issuers’ share repurchases that will provide investors with enhanced information to assess the purposes and effects of the repurchases. The adoption of this final rule is not anticipated to have a material impact on our results of operations, liquidity or capital resources.

INSIDER TRADING ARRANGEMENTS. In December 2022, the SEC adopted the final rule under SEC Release No. 33-11138, Insider Trading Arrangements and Related Disclosures, which requires new disclosures regarding insider trading policies and procedures, the use of certain insider trading plans and director and executive compensation regarding equity compensation awards made close in time to disclosure of material nonpublic information. The adoption of this final rule is not anticipated to have a material impact on our results of operations, liquidity or capital resources.

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
NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2023	2022	2023	2022
Net income	$1,244	$1,715	$72,915	$57,954
Average common shares outstanding - basic	36,019	34,307	35,815	32,756
Additional shares for stock-based compensation plans (See Note 8)	43	45	30	49
Average common shares outstanding - diluted	36,062	34,352	35,845	32,805
Earnings per share of common stock:
Basic	$0.03	$0.05	$2.04	$1.77
Diluted	$0.03	$0.05	$2.03	$1.77
Additional information:
Anti-dilutive shares	2	1	1	1

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

NW Natural
NW Natural's activities in Other include Interstate Storage Services and third-party asset management services, appliance retail center operations, and corporate operating and non-operating revenues and expenses that cannot be allocated to NGD operations.

Earnings from Interstate Storage Services assets are primarily related to firm storage capacity revenues. Earnings from third-party asset management services also include revenue, net of amounts shared with NGD customers, from management of NGD assets at Mist and upstream pipeline capacity when not needed to serve NGD customers. Under the Oregon sharing mechanism, NW Natural retains 80% of the pre-tax income from these services when the costs of the capacity were not included in NGD rates, or 10% of the pre-tax income when the costs have been included in these rates. The remaining 20% and 90%, respectively, are recorded to a deferred regulatory account for crediting back to NGD customers.

NW Holdings
NW Holdings' activities in Other include all remaining activities not associated with NW Natural, specifically: NW Natural Water Company, LLC (NW Natural Water or NWN Water), which consolidates the water and wastewater utility operations and is pursuing other investments in the water and wastewater sector through itself and wholly-owned subsidiaries; NW Natural Water's equity investment in Avion Water Company, Inc.; NWN Gas Storage, a wholly-owned subsidiary of NWN Energy; other pipeline assets in NNG Financial; and NW Natural Renewables Holdings, LLC (NW Natural Renewables) and its non-regulated renewable natural gas activities. Other also includes corporate revenues and expenses that cannot be allocated to other operations, including certain business development activities.

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. The following table presents summary financial information concerning the reportable segment and other.

	Three Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2023
Operating revenues	$223,714	$4,634	$228,348	$9,511	$237,859
Depreciation	29,623	257	29,880	1,413	31,293
Income (loss) from operations	10,390	2,912	13,302	541	13,843
Net income (loss)	(271)	2,055	1,784	(540)	1,244
Capital expenditures	65,215	485	65,700	7,898	73,598
2022
Operating revenues	$184,634	$5,617	$190,251	$4,709	$194,960
Depreciation	27,062	266	27,328	782	28,110
Income (loss) from operations	10,575	3,550	14,125	(586)	13,539
Net income (loss)	157	2,576	2,733	(1,018)	1,715
Capital expenditures	91,122	750	91,872	7,310	99,182

	Six Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2023
Operating revenues	$671,484	$11,377	$682,861	$17,421	$700,282
Depreciation	59,481	543	60,024	2,734	62,758
Income (loss) from operations	119,549	7,881	127,430	(79)	127,351
Net income (loss)	71,680	5,644	77,324	(4,409)	72,915
Capital expenditures	128,857	441	129,298	15,565	144,863
Total assets at June 30, 2023	4,176,376	53,538	4,229,914	306,791	4,536,705
2022
Operating revenues	$526,032	$10,843	$536,875	$8,386	$545,261
Depreciation	54,435	530	54,965	1,574	56,539
Income (loss) from operations	96,238	6,438	102,676	(1,499)	101,177
Net income (loss)	55,547	4,602	60,149	(2,195)	57,954
Capital expenditures	155,402	787	156,189	11,507	167,696
Total assets at June 30, 2022	3,875,237	54,760	3,929,997	170,521	4,100,518
Total assets at December 31, 2022	4,392,699	60,019	4,452,718	295,608	4,748,326

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

The following table presents additional segment information concerning NGD margin:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
NGD margin calculation:
NGD distribution revenues	$218,988	$179,727	$662,049	$516,214
Other regulated services	4,726	4,907	9,435	9,818
Total NGD operating revenues	223,714	184,634	671,484	526,032
Less: NGD cost of gas	102,490	79,776	308,295	225,420
Environmental remediation	2,140	2,272	7,515	6,970
Revenue taxes	9,159	8,208	28,134	21,532
NGD margin	$109,925	$94,378	$327,540	$272,110

5. COMMON STOCK

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the three months ended June 30, 2023, NW Holdings issued and sold 119,329 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $5.4 million, net of fees and commissions paid to agents of $0.2 million. During the six months ended June 30, 2023, NW Holdings issued and sold 479,593 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $22.1 million, net of fees and commissions paid to agents of $0.4 million. As of June 30, 2023, NW Holdings had $88.6 million of equity available for issuance under the program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries, NW Natural and NW Natural Water. We intend that contributions to NW Natural and NW Natural Water will be used for general corporate purposes.

6. REVENUE

The following tables present disaggregated revenue:

	Three Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2023
Natural gas sales	$215,108	$—	$215,108	$—	$215,108
Gas storage revenue, net	—	3,201	3,201	—	3,201
Asset management revenue, net	—	502	502	—	502
Appliance retail center revenue	—	932	932	—	932
Other revenue	732	—	732	9,511	10,243
Revenue from contracts with customers	215,840	4,635	220,475	9,511	229,986
Alternative revenue	3,861	—	3,861	—	3,861
Leasing revenue	4,012	—	4,012	—	4,012
Total operating revenues	$223,713	$4,635	$228,348	$9,511	$237,859

2022
Natural gas sales	$190,041	$—	$190,041	$—	$190,041
Gas storage revenue, net	—	3,039	3,039	—	3,039
Asset management revenue, net	—	1,142	1,142	—	1,142
Appliance retail center revenue	—	1,436	1,436	—	1,436
Other revenue	628	—	628	4,709	5,337
Revenue from contracts with customers	190,669	5,617	196,286	4,709	200,995
Alternative revenue	(10,333)	—	(10,333)	—	(10,333)
Leasing revenue	4,298	—	4,298	—	4,298
Total operating revenues	$184,634	$5,617	$190,251	$4,709	$194,960

	Six Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2023
Natural gas sales	$666,502	$—	$666,502	$—	$666,502
Gas storage revenue, net	—	6,000	6,000	—	6,000
Asset management revenue, net	—	3,256	3,256	—	3,256
Appliance retail center revenue	—	2,122	2,122	—	2,122
Other revenue	1,462	—	1,462	17,421	18,883
Revenue from contracts with customers	667,964	11,378	679,342	17,421	696,763
Alternative revenue	(4,491)	—	(4,491)	—	(4,491)
Leasing revenue	8,010	—	8,010	—	8,010
Total operating revenues	$671,483	$11,378	$682,861	$17,421	$700,282

2022
Natural gas sales	$527,337	$—	$527,337	$—	$527,337
Gas storage revenue, net	—	5,796	5,796	—	5,796
Asset management revenue, net	—	1,894	1,894	—	1,894
Appliance retail center revenue	—	3,153	3,153	—	3,153
Other revenue	1,258	—	1,258	8,386	9,644
Revenue from contracts with customers	528,595	10,843	539,438	8,386	547,824
Alternative revenue	(11,160)	—	(11,160)	—	(11,160)
Leasing revenue	8,597	—	8,597	—	8,597
Total operating revenues	$526,032	$10,843	$536,875	$8,386	$545,261

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

Asset Management Revenue
Revenues include the optimization of storage assets and pipeline capacity by a third-party and are provided net of the profit sharing amount refunded to NGD customers. Certain asset management revenues received are recognized over time using a straight-line approach over the term of each contract, and the amount of consideration received and recognized as revenue is dependent on a variable pricing model. Variable revenues earned above guaranteed amounts are estimated and recognized at the end of each period using the most likely amount approach. Additionally, other asset management revenues may be based on a fixed rate. Generally, asset management accounts are settled on a monthly basis.

As of June 30, 2023, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $72.3 million. Of this amount, approximately $10.8 million will be recognized during the remainder of 2023, $16.6 million in 2024, $13.5 million in 2025, $9.4 million in 2026, $5.1 million in 2027 and $16.9 million thereafter. The amounts presented here are calculated using current contracted rates.

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

NW Holdings Other
NW Holdings' primary source of other revenue is providing water and wastewater services to customers. Water and wastewater service revenue is generally recognized over time upon delivery of the water commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the tariffs established in the states we operate. Customer accounts are to be paid in full each month, bi-monthly, or quarterly, and there is no right of return or warranty for services provided.

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

The components of lease revenue at NW Natural were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Lease revenue
Operating leases	$19	$19	$38	$37
Sales-type leases	3,993	4,279	7,972	8,560
Total lease revenue	$4,012	$4,298	$8,010	$8,597

Additionally, lease revenue of $0.2 million and $0.1 million was recognized for the three months ended June 30, 2023 and 2022, respectively, and lease revenue of $0.3 million was recognized for each of the six months ended June 30, 2023 and 2022 related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at June 30, 2023 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
Remainder of 2023	$311	$8,225	$8,536
2024	613	15,867	16,480
2025	604	15,306	15,910
2026	36	14,901	14,937
2027	22	14,521	14,543
Thereafter	—	222,299	222,299
Total minimum lease payments	$1,586	$291,119	$292,705
Less: imputed interest		159,445
Total leases receivable		$131,674

Other (NW Holdings):
Remainder of 2023	$26	$—	$26
2024	52	—	52
2025	53	—	53
2026	56	—	56
2027	57	—	57
Thereafter	857	—	857
Total minimum lease payments	$1,101	$—	$1,101

NW Holdings:
Remainder of 2023	$337	$8,225	$8,562
2024	665	15,867	16,532
2025	657	15,306	15,963
2026	92	14,901	14,993
2027	79	14,521	14,600
Thereafter	857	222,299	223,156
Total minimum lease payments	$2,687	$291,119	$293,806
Less: imputed interest		159,445
Total leases receivable		$131,674

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $5.3 million, $4.9 million and $5.1 million at June 30, 2023 and 2022 and December 31, 2022, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of 3 months to 17 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
NW Natural:
Operating lease expense	$1,790	$1,741	$3,565	$3,468
Short-term lease expense	278	416	358	579

Other (NW Holdings):
Operating lease expense	$40	$8	$80	$15

NW Holdings:
Operating lease expense	$1,830	$1,749	$3,645	$3,483
Short-term lease expense	278	416	358	579

Supplemental balance sheet information related to operating leases as of June 30, 2023 and 2022 and December 31, 2022 is as follows:

In thousands	June 30,		December 31,
	2023	2022	2022
NW Natural:
Operating lease right of use asset	$71,508	$73,706	$72,720

Operating lease liabilities - current liabilities	$1,598	$1,298	$1,363
Operating lease liabilities - non-current liabilities	77,490	78,789	78,345
Total operating lease liabilities	$79,088	$80,087	$79,708

Other (NW Holdings):
Operating lease right of use asset	$588	$48	$709

Operating lease liabilities - current liabilities	$134	$17	$151
Operating lease liabilities - non-current liabilities	461	37	620
Total operating lease liabilities	$595	$54	$771

NW Holdings:
Operating lease right of use asset	$72,096	$73,754	$73,429

Operating lease liabilities - current liabilities	$1,732	$1,315	$1,514
Operating lease liabilities - non-current liabilities	77,951	78,826	78,965
Total operating lease liabilities	$79,683	$80,141	$80,479

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	June 30,		December 31,
	2023	2022	2022
Weighted-average remaining lease term (years)	16.8	17.7	17.2
Weighted-average discount rate	7.3%	7.2%	7.3%

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $7.5 million, $6.3 million and $6.9 million as of June 30, 2023 and 2022 and December 31, 2022, respectively.

Maturities of operating lease liabilities at June 30, 2023 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2023	$3,610	$83	$3,693
2024	7,307	162	7,469
2025	7,193	155	7,348
2026	7,361	140	7,501
2027	7,538	107	7,645
Thereafter	108,991	12	109,003
Total lease payments	142,000	659	142,659
Less: imputed interest	62,912	64	62,976
Total lease obligations	79,088	595	79,683
Less: current obligations	1,598	134	1,732
Long-term lease obligations	$77,490	$461	$77,951

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,798	$1,733	$3,565	$3,466
Finance cash flows from finance leases	—	307	173	382
Right of use assets obtained in exchange for lease obligations
Operating leases	$81	$(14)	$81	$—
Finance leases	—	120	173	220

Other (NW Holdings):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$39	$6	$78	$12
Right of use assets obtained in exchange for lease obligations
Finance leases	$—	$—	$90	$—

NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,837	$1,739	$3,643	$3,478
Finance cash flows from finance leases	—	307	173	382
Right of use assets obtained in exchange for lease obligations
Operating leases	$81	$(14)	$81	$—
Finance leases	—	120	263	220
Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $2.4 million, $2.3 million and $2.3 million at June 30, 2023 and 2022 and at December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, there were no finance lease liabilities and as of June 30, 2022, finance lease liabilities were $0.1 million at NW Natural.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees, including officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2022 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the six months ended June 30, 2023, the final performance factor under the 2021 LTIP was approved and 55,250 performance-based shares were granted under the 2021 LTIP for accounting purposes. As such, NW Natural and other subsidiaries began recognizing compensation expense. In February 2022 and 2023, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2024 and 2025, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of June 30, 2023, and therefore, no expense was recognized for the 2022 and 2023 awards. NW Holdings will calculate the grant date fair value and NW Natural will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2022 and 2023 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2022 and 2023 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of peer group companies over the performance period of three years for each respective award. If the targets were achieved for the 2022 and 2023 awards, NW Holdings would grant for accounting purposes 55,870 and 59,330 shares in the first quarters of 2024 and 2025, respectively.

As of June 30, 2023, there was $0.3 million of unrecognized compensation cost associated with the 2021 LTIP grant, which is expected to be recognized through 2023.

Restricted Stock Units
During the six months ended June 30, 2023, 45,532 RSUs were granted under the LTIP with a weighted-average grant date fair value of $48.24 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. As of June 30, 2023, there was $4.2 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2027.

9. DEBT

Short-Term Debt
At June 30, 2023, June 30, 2022 and December 31, 2022, short-term debt consisted of the following:

	June 30, 2023		June 30, 2022		December 31, 2022
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$—	—%	$78.7	2.0%	$170.2	4.6%
Other (NW Holdings):
Credit agreement	41.0	6.2%	144.0	2.7%	88.0	5.3%
NW Holdings	$41.0		$222.7		$258.2
(1) Weighted average interest rate on outstanding short-term debt

Long-Term Debt
At June 30, 2023, June 30, 2022 and December 31, 2022, NW Holdings' long-term debt consisted of the following:

	June 30, 2023		June 30, 2022		December 31, 2022
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,334.7	4.7%	$994.7	4.4%	$1,134.7	4.5%
NW Holdings credit agreement	100.0	5.5%	—	—%	100.0	4.2%
NWN Water credit agreement	50.0	5.5%	—	—%	50.0	4.2%
NWN Water term loan	55.0	4.8%	55.0	2.3%	55.0	2.5%
Other long-term debt	5.9		4.2		6.2
Long-term debt, gross	$1,545.6		$1,053.9		$1,345.9
Less: unamortized debt issuance costs	10.3		8.0		9.0
Less: current maturities	240.7		0.4		90.7
Total long-term debt	$1,294.6		$1,045.5		$1,246.2
(1) Weighted average interest rate for the six months ended June 30, 2023 and June 30, 2022
(2) Weighted average interest rate for the year ended December 31, 2022

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

In September 2022, NW Holdings entered into an 18-month credit agreement for $100.0 million and borrowed the full amount. The interest rate is based on the Secured Overnight Financing Rate (SOFR). The loan is due and payable on March 15, 2024. The credit agreement prohibits NW Holdings from permitting consolidated indebtedness to be greater than 70% of total capitalization, each as defined therein and calculated as of the end of each fiscal quarter. Failure to comply with this financial covenant would entitle the lenders to accelerate the maturity of the amounts outstanding under the credit agreement. NW Holdings was in compliance with this financial covenant as of June 30, 2023. In December 2022, NW Holdings entered into a swap to fix the interest rate on this debt beginning in January 2023 through the loan's maturity. See "Interest Rate Swap Agreements" below for more detail.

In September 2022, NWN Water entered into an 18-month credit agreement for $50.0 million and borrowed the full amount. The interest rate is based on the SOFR. The loan is due and payable on March 15, 2024. The credit agreement prohibits NWN Water and NW Holdings from permitting consolidated indebtedness to be greater than 70% of total capitalization, each as defined therein and calculated as of the end of each fiscal quarter. Failure to comply with this financial covenant would entitle the lenders to accelerate the maturity of the amounts outstanding under the credit agreement. NWN Water and NW Holdings were in compliance with this financial covenant as of June 30, 2023.

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	June 30,		December 31,
In thousands	2023	2022	2022
NW Natural:
Gross long-term debt	$1,334,700	$994,700	$1,134,700
Unamortized debt issuance costs	(10,141)	(7,938)	(8,823)
Carrying amount	$1,324,559	$986,762	$1,125,877
Estimated fair value(1)	$1,176,519	$891,064	$944,383

NW Holdings:
Gross long-term debt	$1,545,553	$1,053,912	$1,345,851
Unamortized debt issuance costs	(10,261)	(8,031)	(8,987)
Carrying amount	$1,535,292	$1,045,881	$1,336,864
Estimated fair value(1)	$1,385,612	$950,597	$1,148,395
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

The following table provides the components of net periodic benefit cost (credit) for the pension and other postretirement benefit plans:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1,049	$1,529	$28	$47	$2,098	$3,059	$56	$94
Interest cost	5,218	3,659	248	179	10,436	7,318	496	359
Expected return on plan assets	(6,210)	(6,427)	—	—	(12,871)	(12,854)	—	—
Amortization of prior service credit	—	—	—	(84)	—	—	—	(167)
Amortization of net actuarial loss	140	3,199	—	99	279	6,397	—	198
Net periodic benefit cost (credit)	197	1,960	276	241	(58)	3,920	552	484
Amount allocated to construction	(439)	(616)	(9)	(17)	(913)	(1,280)	(20)	(35)
Net periodic benefit cost (credit) charged to expense	(242)	1,344	267	224	(971)	2,640	532	449
Amortization of regulatory balancing account	1,281	1,281	—	—	4,082	4,082	—	—
Net amount charged to expense	$1,039	$2,625	$267	$224	$3,111	$6,722	$532	$449

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Beginning balance	$(6,312)	$(11,207)	$(6,414)	$(11,404)
Amounts reclassified from AOCL:
Amortization of actuarial losses	140	268	279	536
Total reclassifications before tax	140	268	279	536
Tax benefit	(37)	(71)	(74)	(142)
Total reclassifications for the period	103	197	205	394
Ending balance	$(6,209)	$(11,010)	$(6,209)	$(11,010)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made no cash contributions to its qualified defined benefit pension plans during the six months ended June 30, 2023 or 2022. NW Natural does not expect to make any plan contributions during the remainder of 2023 as a result of adopting the American Rescue Plan Act.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $5.9 million and $5.2 million for the six months ended June 30, 2023 and 2022, respectively.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2023	2022	2023	2022
Income tax at statutory rate (federal)	$312	$460	$442	$744
State income tax	211	161	217	219
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(161)	(62)	(160)	(62)
Other, net	(119)	(89)	(177)	(91)
Total benefit for income taxes	$243	$470	$322	$810

Effective income tax rate	16.3%	21.5%	15.3%	22.9%

	Six Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2023	2022	2023	2022
Income tax at statutory rate (federal)	$20,644	$16,243	$21,854	$16,859
State income tax	8,360	6,674	8,623	6,803
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(3,070)	(3,235)	(3,069)	(3,235)
Other, net	(544)	(289)	(664)	(294)
Total provision for income taxes	$25,390	$19,393	$26,744	$20,133

Effective income tax rate	25.8%	25.1%	25.7%	25.1%

The NW Holdings and NW Natural effective income tax rates for the six months ended June 30, 2023 compared to the same period in 2022 changed primarily as a result of changes in pre-tax income. See Note 11 in the 2022 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2021 tax year was completed during the second quarter of 2023. There were no material changes to the return as filed. The 2022 and 2023 tax years are subject to examination under CAP.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	June 30,		December 31,
In thousands	2023	2022	2022
NW Natural:
NGD plant in service	$4,060,392	$3,782,197	$3,992,676
NGD construction work in progress	123,163	195,118	78,897
Less: Accumulated depreciation	1,146,202	1,121,444	1,115,690
NGD plant, net	3,037,353	2,855,871	2,955,883
Other plant in service	70,364	69,623	70,368
Other construction work in progress	7,181	5,529	6,606
Less: Accumulated depreciation	22,068	21,167	21,541
Other plant, net	55,477	53,985	55,433
Total property, plant, and equipment, net	$3,092,830	$2,909,856	$3,011,316

Other (NW Holdings):
Other plant in service	$122,161	$59,718	$92,979
Other construction work in progress	8,732	17,051	20,040
Less: Accumulated depreciation	12,960	7,944	9,935
Other plant, net	$117,933	$68,825	$103,084

NW Holdings:
Total property, plant, and equipment, net	$3,210,763	$2,978,681	$3,114,400

NW Natural:
Capital expenditures in accrued liabilities	$28,466	$44,052	$24,584
NW Holdings:
Capital expenditures in accrued liabilities	$31,439	$45,079	$25,318

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

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	June 30,		December 31,	June 30,		December 31,
In thousands	2023	2022	2022	2023	2022	2022
Investments in life insurance policies	$46,772	$48,735	$49,358	$46,772	$48,735	$49,358
Investments in gas reserves, non-current	21,488	24,695	22,970	21,488	24,695	22,970
Investment in unconsolidated affiliates	36,070	22,597	23,376	19,588	8,056	7,782
Total other investments	$104,330	$96,027	$95,704	$87,848	$81,486	$80,110

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2022 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of June 30, 2023. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $4.4 million, $5.3 million, and $5.2 million, which are recorded as liabilities in the June 30, 2023, June 30, 2022, and December 31, 2022 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $3.2 million, $4.3 million, and $3.4 million as of June 30, 2023, June 30, 2022, and December 31, 2022, respectively. See Note 13 in the 2022 Form 10-K.

Investments in Unconsolidated Affiliates
In December 2021, NW Natural Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. In July 2022, NW Natural Water increased its ownership stake in Avion Water to 40.3% for an additional $1.0 million. In June 2023, NW Natural Water increased its ownership stake in Avion Water to 43.1% for an additional $1.0 million. Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 15,000 customer connections and employing 35 people. The carrying value of the equity method investment is $10.2 million higher than the underlying equity in the net assets of the investee at June 30, 2023 due to equity method goodwill. NW Natural Water's share in the earnings (loss) of Avion Water is included in other income (expense), net.

In 2020, NW Natural began a partnership with BioCarbN to invest in up to four separate renewable natural gas (RNG) development projects that are designed to access biogas derived from water treatment at Tyson Foods’ processing plants, subject to approval by all parties. During the construction phase of the projects, NW Natural determined it is the primary beneficiary and fully consolidates each entity. In 2022, commissioning of the first project, Lexington Renewable Energy LLC (Lexington), was completed. NW Natural determined it was no longer the primary beneficiary, deconsolidated the variable interest entity and recorded the investment in Lexington as an equity method investment. As of June 30, 2023, NW Natural had an investment balance in Lexington of $8.0 million. NW Natural's share in the earnings (loss) of Lexington is included in cost of gas.

In 2023, commissioning of the second project, Dakota City Renewable Energy LLC (Dakota City), was completed. NW Natural determined it was no longer the primary beneficiary of Dakota City once the project was commissioned. The investment in the variable interest entity was deconsolidated and recorded as an equity method investment. NW Natural accounts for its interest in Dakota City using the equity method of accounting because NW Natural does not control but has the ability to exercise significant influence over Dakota City's operations after commissioning. There was no gain or loss recognized upon deconsolidation. NW Natural determined the fair value of the investment approximated the carrying value which was primarily comprised of cash and property, plant and equipment. As of June 30, 2023, NW Natural had an investment balance in Dakota City of $11.6 million. NW Natural's share in the earnings (loss) of Dakota City is included in cost of gas.

14. BUSINESS COMBINATIONS

2023 Business Combinations
During the six months ended June 30, 2023, NWN Water and its subsidiaries completed two acquisitions qualifying as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions was $3.6 million, most of which was preliminarily allocated to property, plant, and equipment, and goodwill. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its water and wastewater service territories and included:
•Pedersen Family, LLC in Washington
•King Water Corporation in Washington

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
•Aquarius Utilities, LLC in Washington
•Valiant Idaho, LLC (The Idaho Club - Sewer) in Idaho
•Caney Creek in Texas
•Water Necessities, Inc. and Rural Water Co. in Texas

As each of these acquisitions met the criteria of a business combination, a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. The allocation for each of these business combinations is considered preliminary as of June 30, 2023. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used and was made using existing regulatory conditions for net assets. These allocations are considered preliminary as of June 30, 2023, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate the acquired businesses. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period for all acquisitions described above.

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

As a result of all acquisitions completed, total goodwill was $152.7 million, $70.7 million, and $149.3 million as of June 30, 2023, June 30, 2022, and December 31, 2022, respectively. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	June 30,		December 31,
In thousands	2023	2022	2022
Natural gas (in therms):
Financial	801,020	718,965	852,435
Physical	538,794	516,590	463,254
Foreign exchange	$10,438	$7,659	$7,617

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	Three Months Ended June 30,
	2023		2022
In thousands	Natural gas commodity	Foreign Exchange	Natural gas commodity	Foreign Exchange
Benefit (expense) to cost of gas	$(11,936)	$168	$(29,332)	$(153)
Operating revenues (expense)	—	—	—	—
Amounts deferred to regulatory accounts on balance sheet	11,936	(168)	29,332	153
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

	Six Months Ended June 30,
	2023		2022
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(73,257)	$181	$44,453	$(73)
Operating revenues (expense)	—	—	—	—
Amounts deferred to regulatory accounts on balance sheet	73,257	(181)	(44,453)	73
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

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

Realized Gain/Loss
NW Natural realized net losses of $19.2 million and net gains of $153.2 million for the three and six months ended June 30, 2023, respectively, from the settlement of natural gas financial derivative contracts, whereas, net gains of $21.2 million and $57.2 million were realized for the three and six months ended June 30, 2022, respectively. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of June 30, 2023, or 2022. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2023 or 2022. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed but could potentially require additional collateral posting by NW Natural in the event of a material adverse change.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $8.4 million and a liability of $61.2 million as of June 30, 2023, an asset of $47.8 million and a liability of $3.4 million as of June 30, 2022, and an asset of $153.3 million and a liability of $3.6 million as of December 31, 2022.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed price natural gas commodity swaps and interest rate swaps with financial counterparties. NW Natural utilizes master netting arrangements with International Swaps and Derivatives Association (ISDA) contracts to minimize these risks including ISDA Credit Support Agreements with counterparties based on their credit ratings. Additionally, NW Natural uses counterparty, industry, sector and country diversification to minimize credit risk. In certain cases, NW Natural may require counterparties to post collateral, guarantees, or letters of credit to maintain its minimum credit requirement standards or for liquidity management purposes. See Note 15 in the 2022 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustment for all financial derivatives outstanding to the fair value calculation was $0.6 million, which decreased the liability at June 30, 2023. The net fair value was a liability of $52.8 million, an asset of $44.4 million, and an asset of $149.7 million as of June 30, 2023 and 2022, and December 31, 2022, respectively. No Level 3 inputs were used in our derivative valuations during the six months ended June 30, 2023, and 2022. See Note 2 in the 2022 Form 10-K.

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

Unrealized gains and losses related to these interest rate swap agreements are recorded in AOCI on the consolidated balance sheet and totaled $1.0 million, net of tax, as of June 30, 2023. There were no amounts reclassified from AOCI to net income during the six months ended June 30, 2023.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	June 30,		December 31,	June 30,		December 31,
In thousands	2023	2022	2022	2023	2022	2022
Portland Harbor site:
Gasco/Siltronic Sediments	$8,103	$6,144	$9,744	$42,120	$40,740	$42,120
Other Portland Harbor	2,838	2,313	2,634	10,143	8,613	11,270
Gasco/Siltronic Upland site	11,424	11,050	16,067	33,516	34,352	35,457
Front Street site	513	585	457	939	868	879
Oregon Steel Mills	—	—	—	179	179	179
Total	$22,878	$20,092	$28,902	$86,897	$84,752	$89,905

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

The estimated costs for the various sediment remedy alternatives in the draft EE/CA, for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $50.2 million to $350 million. NW Natural has recorded a liability of $50.2 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

The following table presents information regarding the total regulatory asset deferred:

	June 30,		December 31,
In thousands	2023	2022	2022
Deferred costs and interest (1)	$51,237	$48,814	$47,666
Accrued site liabilities (2)	109,727	104,798	118,763
Insurance proceeds and interest	(56,055)	(60,226)	(54,784)
Total regulatory asset deferral(1)	$104,909	$93,386	$111,645
Current regulatory assets(3)	6,749	6,975	7,392
Long-term regulatory assets(3)	98,160	86,411	104,253
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $47 thousand at June 30, 2023, $47 thousand at June 30, 2022, and $43 thousand at December 31, 2022.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three and six months ended June 30, 2023 and 2022 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2022 Annual Report on Form 10-K, as applicable (2022 Form 10-K).

NW Natural's natural gas distribution activities are reported in the natural gas distribution (NGD) segment. The NGD segment also includes NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, the NGD-portion of NW Natural's Mist storage facility in Oregon, and NW Natural RNG Holding Company, LLC. NW Natural RNG Holding Company, LLC holds investments in Lexington Renewable Energy, LLC and Dakota City Renewable Energy LLC, which are accounted for under the equity method. Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. Other activities aggregated and reported as other at NW Holdings include NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline) and NWN Water's investment in Avion Water Company, Inc., which are accounted for under the equity method, NW Natural Renewables Holdings, LLC and its non-regulated renewable natural gas activities; and NWN Water, which through itself or its subsidiaries, owns and continues to pursue investments in the water, wastewater, and water services sectors. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Diluted earnings per share - Total(1)	$0.03	$0.05	$2.03	$1.77
Diluted earnings (loss) per share - NGD segment(2)	(0.01)	—	2.00	1.70
Diluted earnings per share - NW Holdings - other(2)	0.04	0.05	0.03	0.07
(1) Total Diluted EPS is equal to the sum of Diluted EPS - NGD segment and Diluted EPS - NW Holdings – other.
(2) Non-GAAP financial measure

EXECUTIVE SUMMARY

NW Holdings' financial results and highlights include:
•Reported net income of $1.2 million or $0.03 per share (diluted) for the second quarter of 2023, compared to net income of $1.7 million or $0.05 per share (diluted) in the prior year;
•Reported net income of $72.9 million or $2.03 per share (diluted) for the first six months of 2023, compared to net income of $58.0 million or $1.77 per share (diluted) in the prior year;
•Added nearly 6,400 meters during the past twelve months for a growth rate of 0.8% at June 30, 2023;
•Completed construction on Dakota City renewable natural gas facility, which is designed to provide environmental attributes on behalf of NW Natural customers;
•NW Natural Water launched a water operations & maintenance service business by acquiring a service company in Washington and signed a purchase agreement for an additional service company in Oregon; and
•Invested nearly $145 million in our utility systems in the first six months of 2023 in an effort to achieve greater reliability and resiliency.

Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended June 30,
	2023		2022		QTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net income	$1,244	$0.03	$1,715	$0.05	$(471)

Key quarter-to-date financial highlights for NW Natural include:

	Three Months Ended June 30,
	2023	2022	QTD
In thousands	Amount	Amount	Change
Consolidated net income	$1,784	$2,733	$(949)
Natural gas distribution margin	$109,925	$94,378	$15,547
THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022.

Consolidated net income decreased $0.9 million at NW Natural primarily due to the following factors:
•$11.4 million increase in operations and maintenance expenses due to higher compensation costs, higher contract labor, information technology costs, the amortization of deferred balances (which is mostly offset in revenues), and amortization expense related to cloud computing arrangements;
•$4.4 million increase in interest expense, net due to higher long-term debt balances;
•$2.6 million increase in depreciation expense due to additional capital investments; and
•$1.7 million increase in general taxes primarily driven by higher property taxes; partially offset by
•$15.5 million increase in NGD segment margin driven by new rates in Oregon and Washington, actual gas prices that were lower than what was estimated in the 2022-23 PGA and amortization of deferred balances (which is mostly offset in operations and maintenance expenses and interest expense); and
•$3.8 million increase in other income, net primarily due to lower pension costs and interest income.

Consolidated net income decreased $0.5 million at NW Holdings primarily due to the following factors:
•$0.9 million decrease in consolidated net income at NW Natural as discussed above; partially offset by
•$0.5 million increase in other net income primarily reflecting a gain recognized from a settlement agreement with a third party to settle outstanding receivables, partially offset by higher interest expense at the holding company.

Key year-to-date financial highlights for NW Holdings include:

	Six Months Ended June 30,
	2023		2022		YTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net income	$72,915	$2.03	$57,954	$1.77	$14,961

Key year-to-date financial highlights for NW Natural include:

	Six Months Ended June 30,
	2023	2022	YTD
In thousands	Amount	Amount	Change
Consolidated net income	$77,324	$60,149	$17,175
Natural gas distribution margin	$327,540	$272,110	$55,430
SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022.
Consolidated net income increased $17.2 million at NW Natural primarily due to the following factors:
•$55.4 million increase in NGD segment margin driven by new rates in Oregon and Washington, amortization of deferred balances (which is mostly offset in operations and maintenance expenses and interest expense), actual gas prices that were lower than what was estimated in the 2022-23 PGA and customer growth; and
•$7.2 million increase in other income, net primarily due to lower pension costs and interest income; partially offset by
•$22.9 million increase in operations and maintenance expenses due to the amortization of deferred balances, higher compensation costs, higher contract labor, information technology costs, and amortization expense related to cloud computing arrangements;
•$8.2 million increase in interest expense, net due to higher long-term debt balances;
•$6.6 million increase in income tax expense due to higher pre-tax income;
•$5.1 million increase in depreciation expense due to additional capital investments; and
•$3.7 million increase in general taxes primarily driven by higher property taxes.

Consolidated net income increased $15.0 million at NW Holdings primarily due to the following factors:
•$17.2 million increase in consolidated net income at NW Natural as discussed above; partially offset by
•$2.2 million decrease in other net income primarily reflecting higher interest expense at the holding company.

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

NW Holdings and NW Natural continue to monitor interest rates and financing options for all of its businesses. Interest rates increased in 2022 and 2023 resulting from actions taken by the U.S. Federal Reserve to increase short-term rates as inflation remains elevated. NW Natural generally recovers interest expense on its long-term debt through its authorized cost of capital. Certain working capital items, such as the cost of gas, are deferred and accrue interest in Oregon and Washington. Additionally, short-term debt is incorporated in the capital structure in Washington. NW Natural Water's regulated water and wastewater utilities recover interest expense from long-term debt through their respective authorized cost of capital.

The mid-sized regional bank failures in March 2023 have created uncertainty in the banking markets, causing many investors to look for alternative investment options. While this has had widespread impacts on the economy, neither NW Holdings nor NW Natural were directly impacted. We currently have a diverse group of eight banks that participate in our revolving credit facilities. We additionally have two banks that provide deposit services. All of our current banking counterparties currently have solid investment grade credit ratings. We will continue to monitor this situation and its impact on our business.

See the discussion in "Results of Operations", "Regulatory Matters" and "Financial Condition" below for additional detail regarding all significant activity that occurred during the second quarter of 2023.

DIVIDENDS

Dividend highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
Per common share	2023	2022	2023	2022
Dividends paid	$0.4850	$0.4825	$0.9700	$0.9650	$0.0025	$0.0050

In July 2023, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4850 per share. The dividend is payable on August 15, 2023 to shareholders of record on July 31, 2023, reflecting an annual indicated dividend rate of $1.94 per share.

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

NGD segment highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except EPS data	2023	2022	2023	2022
NGD net income (loss)	$(271)	$157	$71,680	$55,547	$(428)	$16,133
Diluted EPS - NGD segment	$(0.01)	$—	$2.00	$1.70	$(0.01)	$0.30
Gas sold and delivered (in therms)	236,366	268,553	699,415	696,939	(32,187)	2,476
NGD margin(1)	$109,925	$94,378	$327,540	$272,110	$15,547	$55,430
(1) See Natural Gas Distribution Margin Table below for additional detail.
THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. The primary factors contributing to the $0.4 million, or $0.01 per share, decrease in NGD net income were as follows:
•$11.4 million increase in NGD operating and maintenance expenses due to higher compensation costs, higher contract labor, information technology costs, the amortization of deferred balances (which are mostly offset in revenues), and amortization expense related to cloud computing arrangements;
•$4.4 million increase in interest expense, net primarily due to higher long-term debt balances; and
•$2.6 million increase in depreciation expense due to additional capital investments in the distribution system, including several significant information technology projects that were placed into service in September 2022; partially offset by
•$15.5 million increase in NGD margin due to:
•$10.4 million increase due to new customer rates in Oregon and Washington that went into effect on November 1, 2022;
•$3.2 million increase due to actual gas prices that were lower than what was estimated in the 2022-23 PGA; and
•$1.7 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and enterprise resource planning (ERP) upgrades (which is mostly offset in operations and maintenance expenses and interest expense); and
•$3.7 million increase in other income, net driven by lower pension non-service costs and interest income from invested cash and the equity portion of Allowance for Funds Used During Construction (AFUDC);

For the three months ended June 30, 2023, total NGD volumes sold and delivered decreased 32.2 million therms or 12% over the same period in 2022 primarily due to 8% warmer than average weather in the second quarter of 2023 compared to 23% colder than average weather in the prior period.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. The primary factors contributing to the $16.1 million, or $0.30 per share, increase in NGD net income were as follows:
•$55.4 million increase in NGD margin due to:
•$36.8 million increase due to new customer rates in Oregon and Washington that went into effect on November 1, 2022;
•$6.9 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and ERP upgrades (which is mostly offset in operations and maintenance expenses and interest expense);
•$5.5 million increase due to actual gas prices that were lower than what was estimated in the 2022-23 PGA;
•$3.4 million increase driven by customer growth; and
•$2.5 million increase due to colder than average weather for customers not covered under the weather normalization mechanism; and
•$7.1 million increase in other income, net driven by lower pension costs and interest income from invested cash and the equity portion of AFUDC; partially offset by
•$23.3 million increase in operations and maintenance expenses due to the amortization of deferred balances (which is mostly offset in revenues), higher compensation costs, higher contract labor, information technology costs, and amortization expense related to cloud computing arrangements;
•$8.2 million increase in interest expense, net primarily due to higher long-term debt balances;
•$6.0 million increase in income tax expense due to higher pre-tax income; and
•$5.0 million increase in depreciation expense due to additional capital investments in the distribution system, including several significant information technology projects that were placed into service in September 2022.

For the six months ended June 30, 2023, total NGD volumes sold and delivered increased 2.5 million therms over the same period in 2022 primarily due to 2% colder than average weather in the first six months of 2023 compared to 2% warmer than average weather in the prior period.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended June 30,		Six Months Ended June 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2023	2022	2023	2022	QTD Change	YTD Change
NGD volumes (therms)
Residential and commercial sales	122,977	147,447	453,642	441,374	(24,470)	12,268
Industrial sales and transportation	113,389	121,106	245,773	255,565	(7,717)	(9,792)
Total NGD volumes sold and delivered	236,366	268,553	699,415	696,939	(32,187)	2,476
Operating Revenues
Residential and commercial sales	$194,382	$159,792	$606,689	$474,399	$34,590	$132,290
Industrial sales and transportation	23,238	19,526	52,382	40,799	3,712	11,583
Other distribution revenues	1,368	409	2,978	1,016	959	1,962
Other regulated services	4,726	4,907	9,435	9,818	(181)	(383)
Total operating revenues	223,714	184,634	671,484	526,032	39,080	145,452
Less: Cost of gas	102,490	79,776	308,295	225,420	(22,714)	(82,875)
Less: Environmental remediation expense	2,140	2,272	7,515	6,970	132	(545)
Less: Revenue taxes	9,159	8,208	28,134	21,532	(951)	(6,602)
NGD margin	$109,925	$94,378	$327,540	$272,110	$15,547	$55,430

Margin(1)
Residential and commercial sales	$95,069	$83,535	$294,315	$246,663	$11,534	$47,652
Industrial sales and transportation	7,990	8,065	17,736	16,991	(75)	745
Gain (loss) from gas cost incentive sharing	731	(2,518)	3,074	(2,448)	3,249	5,522
Other margin	1,412	390	2,983	1,088	1,022	1,895
Other regulated services	4,723	4,906	9,432	9,816	(183)	(384)
NGD Margin	$109,925	$94,378	$327,540	$272,110	$15,547	$55,430

Degree days(2)
Average(3)	296	305	1,619	1,631	(9)	(12)
Actual	273	374	1,658	1,591	(27)%	4%
Percent colder (warmer) than average weather	(8)%	23%	2%	(2)%

	As of June 30,
	2023	2022	Change	Growth
NGD Meters - end of period:
Residential meters	726,763	720,537	6,226	0.9%
Commercial meters	68,964	68,827	137	0.2%
Industrial meters	1,065	1,074	(9)	(0.8)%
Total number of meters	796,792	790,438	6,354	0.8%

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
Natural’s 2020 Oregon general rate case.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2023	2022	2023	2022
Volumes (therms)
Residential sales	72,622	90,016	282,440	276,345	(17,394)	6,095
Commercial sales	50,355	57,431	171,202	165,029	(7,076)	6,173
Total volumes	122,977	147,447	453,642	441,374	(24,470)	12,268
Operating revenues
Residential sales	$132,692	$107,292	$406,165	$324,475	$25,400	$81,690
Commercial sales	61,690	52,500	200,524	149,924	9,190	50,600
Total operating revenues	$194,382	$159,792	$606,689	$474,399	$34,590	$132,290
NGD margin
Residential NGD margin	$68,457	$60,046	$212,779	$179,878	$8,411	$32,901
Commercial NGD margin	26,612	23,489	81,536	66,785	3,123	14,751
Total NGD margin	$95,069	$83,535	$294,315	$246,663	$11,534	$47,652

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Residential and commercial margin increased $11.5 million compared to the prior period. The increase was primarily driven by new customer rates in Oregon and Washington that took effect on November 1, 2022. Volumes decreased 24.5 million therms due to lower usage driven by comparatively warmer weather.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Residential and commercial margin increased $47.7 million compared to the prior period. The increase was primarily driven by new customer rates in Oregon and Washington that took effect on November 1, 2022 and 0.9% growth in residential meters. Volumes increased 12.3 million therms due to higher usage driven by comparatively colder weather.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2023	2022	2023	2022
Volumes (therms)
Firm and interruptible sales	23,984	24,329	54,622	53,189	(345)	1,433
Firm and interruptible transportation	89,405	96,777	191,151	202,376	(7,372)	(11,225)
Total volumes - sales and transportation	113,389	121,106	245,773	255,565	(7,717)	(9,792)
NGD margin
Firm and interruptible sales	$2,942	$3,191	$7,045	$6,890	$(249)	$155
Firm and interruptible transportation	5,048	4,874	10,691	10,101	174	590
Total margin - sales and transportation	$7,990	$8,065	$17,736	$16,991	$(75)	$745

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Industrial sales and transportation margin decreased $75 thousand compared to the prior period primarily driven by lower transportation volumes, partially offset by new rates in Oregon and Washington that took effect on November 1, 2022. Volumes decreased 7.7 million therms primarily due to lower usage from multiple customers, most notably in the chemical manufacturing and primary metals industries.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Industrial sales and transportation margin increased $0.7 million compared to the prior period primarily driven by new rates in Oregon and Washington that took effect on November 1, 2022, partially offset by lower transportation volumes. Volumes decreased 9.8 million therms primarily due to lower usage from multiple customers, most notably in the chemical manufacturing, primary metals, and food processing industries, partially offset by higher usage from customers in the pulp and paper industry.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2023	2022	2023	2022
Cost of gas	$102,490	$79,776	$308,295	$225,420	$22,714	$82,875
Volumes sold (therms)(1)	146,961	171,776	508,264	494,563	(24,815)	13,701
Average cost of gas (cents per therm)	$0.70	$0.46	$0.61	$0.46	$0.24	$0.15
Gain (loss) from gas cost incentive sharing(2)	$731	$(2,518)	$3,074	$(2,448)	$3,249	$5,522
(1)This calculation excludes volumes delivered to industrial transportation customers.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2022 Form 10-K.

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Cost of gas increased $22.7 million primarily due to a 52% increase in average cost of gas with the majority of these higher gas costs embedded in the 2022-23 PGA. Volumes sold decreased 24.8 million therms driven by lower usage from comparatively warmer weather.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Cost of gas increased $82.9 million primarily due to a 33% increase in average cost of gas and a 3% increase in volumes sold. The majority of these higher gas costs were embedded in the 2022-23 PGA. Volumes sold increased 13.7 million therms driven by comparatively colder weather and customer growth.

Other Regulated Services Margin
Other regulated services margin highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2023	2022	2023	2022
North Mist storage services	$4,663	$4,857	$9,325	$9,715	$(194)	$(390)
Other services	63	49	110	101	14	9
Total other regulated services	$4,726	$4,906	$9,435	$9,816	$(180)	$(381)

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Other regulated services margin decreased $0.2 million compared to the prior period. The decrease is due to lower depreciation rates for the North Mist facility beginning November 1, 2022. See Note 7 for information regarding North Mist expansion lease accounting.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Other regulated services margin decreased $0.4 million compared to the prior period. The decrease is due to lower depreciation rates for the North Mist facility beginning November 1, 2022.

Other
Other activities aggregated and reported as other at NW Holdings include NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); NW Natural Renewables Holdings, LLC and its non-regulated renewable natural gas activities; NWN Water, which owns and continues to pursue investments in the water, wastewater, and water services sectors; and NWN Water's investment in Avion Water Company, Inc. (Avion Water). Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries. See Note 13 for information on our Avion Water investment.

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except EPS data	2023	2022	2023	2022
NW Natural other - net income	$2,055	$2,576	$5,644	$4,602	$(521)	$1,042
Other NW Holdings activity	(540)	(1,018)	(4,409)	(2,195)	478	(2,214)
NW Holdings other - net income	$1,515	$1,558	$1,235	$2,407	$(43)	$(1,172)
Diluted earnings per share - NW Holdings - other	$0.04	$0.05	$0.03	$0.07	$(0.01)	$(0.04)

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Other net income decreased $0.5 million at NW Natural and $43 thousand at NW Holdings. The decrease at NW Natural was primarily due to lower asset management revenue from favorable market conditions in the prior period that did not recur. The decrease at NW Holdings was driven by higher interest expense at the holding company, partially offset by a gain recognized from a settlement agreement.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Other net income increased $1.0 million at NW Natural and decreased $1.2 million at NW Holdings. The increase at NW Natural was primarily due to higher asset management revenue from favorable market conditions in the first quarter of 2023. The decrease at NW Holdings was driven by higher interest expense at the holding company, partially offset by a gain recognized from a settlement agreement.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2023	2022	2023	2022	Change	Change
NW Natural	$60,238	$48,879	$125,627	$102,756	$11,359	$22,871
Other NW Holdings operations and maintenance	6,581	4,296	13,009	7,904	2,285	5,105
NW Holdings	$66,819	$53,175	$138,636	$110,660	$13,644	$27,976

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Operations and maintenance expense increased $11.4 million at NW Natural. The increase at NW Natural was driven by the following:
•$3.3 million increase related to higher compensation costs;
•$3.3 million increase in contract labor for safety and reliability and support for information technology system upgrades;
•$2.1 million increase in information technology licensing costs and maintenance;
•$2.0 million increase due to the amortization of deferred balances (which is mostly offset in revenues) primarily related to COVID-19, cybersecurity and information technology system upgrades; and
•$1.2 million increase in amortization expense related to cloud computing arrangements.

Operations and maintenance expense increased $13.6 million at NW Holdings primarily due to the following:
•$11.4 million increase in operations and maintenance expense at NW Natural as discussed above; and
•$2.3 million increase in other NW Holdings operations and maintenance expense due to costs associated with recently acquired water and wastewater subsidiaries.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Operations and maintenance expense increased $22.9 million at NW Natural primarily due to the following:
•$6.4 million increase due to the amortization of deferred balances (which is mostly offset in revenues) primarily related to COVID-19, cybersecurity and information technology system upgrades;
•$5.4 million increase related to higher compensation costs;
•$4.8 million increase in contract labor for safety and reliability and support for information technology system upgrades;
•$3.5 million increase in information technology licensing costs and maintenance; and
•$2.5 million increase in amortization expense related to cloud computing arrangements.

Operations and maintenance expense increased $28.0 million at NW Holdings primarily due to the following:
•$22.9 million increase in operations and maintenance expense at NW Natural as discussed above; and
•$5.1 million increase in other NW Holdings operations and maintenance expense primarily due to costs associated with recently acquired water and wastewater subsidiaries.

Depreciation
Depreciation highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2023	2022	2023	2022	Change	Change
NW Natural	$29,880	$27,328	$60,024	$54,965	$2,552	$5,059
Other NW Holdings depreciation	1,413	782	2,734	1,574	631	1,160
NW Holdings	$31,293	$28,110	$62,758	$56,539	$3,183	$6,219

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Depreciation expense increased $2.6 million at NW Natural primarily due to additional capital investments in the distribution system, such as installing new mains and services and replacing regulating equipment, as well as upgrading and improving structures. In addition, we placed two significant information technology projects into service in September 2022.

Depreciation expense increased $3.2 million at NW Holdings, primarily due to a $0.6 million increase in other NW Holdings depreciation related to water and wastewater subsidiaries and a $2.6 million increase at NW Natural as discussed above.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Depreciation expense increased $5.1 million at NW Natural primarily due to additional capital investments in the distribution system, such as installing new mains and services and replacing regulating equipment, as well as upgrading and improving structures. In addition, NW Natural placed several significant information technology projects into service in September 2022.

Depreciation expense increased $6.2 million at NW Holdings, primarily due to a $1.2 million increase in other NW Holdings depreciation related to water and wastewater subsidiaries and a $5.1 million increase at NW Natural as discussed above.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2023	2022	2023	2022	Change	Change
NW Natural other income (expense), net	$3,832	$17	$6,277	$(964)	$3,815	$7,241
Other NW Holdings activity	2,786	209	1,947	236	2,577	1,711
NW Holdings other income (expense), net	$6,618	$226	$8,224	$(728)	$6,392	$8,952

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Other income, net increased $3.8 million at NW Natural primarily due to lower pension non-service costs, interest income from invested cash and the equity portion of AFUDC. Costs related to our defined benefit pension plan for the three months ended June 30, 2023 decreased compared to the prior year due to a decrease in amortization of actuarial losses. Our 2023 pension expense does not include any amortization of losses as the unrecognized losses are within a calculated corridor.

Other income, net increased $6.4 million at NW Holdings driven by the increase at NW Natural discussed above and a $2.7 million gain recognized from a settlement agreement with a third party to settle outstanding receivables.

Other income (expense), net primarily consists of regulatory interest, pension and other postretirement non-service costs, gains from company-owned life insurance, and donations.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Other income, net increased $7.2 million at NW Natural primarily due to lower pension non-service costs, interest income from invested cash and the equity portion of AFUDC. Costs related to our defined benefit pension plan for the six months ended June 30, 2023 decreased compared to the prior year due to a decrease in amortization of actuarial losses.

Other income, net increased $9.0 million at NW Holdings driven by the increase at NW Natural discussed above and a $2.7 million gain recognized from a settlement agreement with a third party to settle outstanding receivables, partially offset by contributions to fund community outreach initiatives at NW Holdings.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2023	2022	2023	2022	Change	Change
NW Natural	$15,028	$10,599	$29,639	$21,430	$4,429	$8,209
Other NW Holdings interest expense, net	3,946	981	7,631	1,672	2,965	5,959
NW Holdings	$18,974	$11,580	$37,270	$23,102	$7,394	$14,168

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Interest expense, net increased $4.4 million at NW Natural primarily due to higher interest expense on a higher level of long-term debt.

Interest expense, net increased $7.4 million NW Holdings due to the increase at NW Natural discussed above and higher interest expense on a higher level of long-term debt at NW Holdings and NWN Water.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Interest expense, net increased $8.2 million at NW Natural primarily due to higher interest expense on a higher level of long-term debt.

Interest expense, net increased $14.2 million at NW Holdings due to the increase at NW Natural discussed above and higher interest expense on a higher level of long-term debt at NW Holdings and NWN Water.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2023	2022	2023	2022	Change	Change
NW Natural income tax expense	$322	$810	$26,744	$20,133	$(488)	$6,611
NW Holdings income tax expense	$243	$470	$25,390	$19,393	$(227)	$5,997

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Income tax expense decreased $0.5 million at NW Natural and $0.2 million at NW Holdings. The decrease in income tax expense is primarily due to a lower pre-tax income in the current period compared to the prior year.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Income tax expense increased $6.6 million at NW Natural and $6.0 million at NW Holdings. The increase in income tax expense is primarily due to higher pre-tax income in the current period compared to the prior year.

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2022 Form 10-K.
Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At June 30, 2023, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation and policy, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

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

FERC. NW Natural is required under its Mist interstate storage certificate authority and rate approval orders to file every five years either a petition for rate approval or a cost and revenue study to change or justify maintaining the existing rates for its interstate storage services. On October 12, 2018, NW Natural filed a rate petition with FERC for revised cost-based maximum rates, which incorporated the federal corporate income tax rate. The revised rates were effective beginning November 1, 2018. NW Natural expects to file a rate petition with the FERC in the second half of 2023.

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

PURCHASED GAS ADJUSTMENT. Rate changes are established for NW Natural each year under PGA mechanisms in Oregon and Washington to reflect changes in the expected cost of natural gas commodity purchases. The PGA filings include gas costs under spot purchases as well as contract supplies, gas cost hedges, gas costs from the withdrawal of storage inventories, the production of gas reserves, interstate pipeline demand costs, renewable natural gas and its attributes, including renewable thermal certificates, temporary rate adjustments, which amortize balances of deferred regulatory accounts.

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

As of June 30, 2023, NW Natural is hedged in total between 30% and 58% for annual requirements over the subsequent two gas years, which consists of between 34% and 59% in Oregon and between 0% and 54% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. As the Company planned for the 2022-23 gas year, gas price volatility remained high with current and forward gas prices increasing substantially in 2022. We will continue to monitor gas prices as we fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the upcoming PGA year will be included in the Company’s PGA filings in Oregon and Washington.

In September 2022, NW Natural filed its annual PGAs and received OPUC and WUTC approval in October 2022. Included in the 2022-23 PGA, the OPUC and WUTC approved a new customer rate mitigation program to address higher gas costs, which includes a temporary bill credit for NW Natural’s residential customers from November 2022 to March 2023, with deferral of the temporary bill credit to be recovered in warmer months when customers typically see lower bills. As of June 30, 2023, the amount deferred to a regulatory asset related to the bill credit that remains to be collected from customers was approximately $12.4 million. PGA rate changes were effective November 1, 2022. Rates may vary between states due to different rate structures, rate mechanisms and hedging policies.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2021-22 and 2022-23 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2022, the ROE threshold was 10.40%. NW Natural filed the 2022 earnings test in April 2023, indicating no customer refund adjustment based on results. NW Natural does not expect a customer refund adjustment for 2023 based on results of the earnings test.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of June 30, 2023, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage for assets developed in advance of utility customer needs, and asset management revenues. In January 2023, the

OPUC approved the annual 2023 bill credit for Oregon customer’s share of interstate storage and asset management activities totaling approximately $23.5 million. This includes revenue generated for the November 2021 through October 2022 PGA year. Commercial and industrial customers in Oregon received this credit in February 2023, which totaled approximately $10.5 million. Residential customers in Oregon are receiving this credit as a reduction to the temporary rate mitigation adjustment, which began March 2023, and totaled approximately $13.0 million. Credits are given to customers in Washington as reductions in rates through the annual PGA filing in November. Credits to Oregon and Washington customers in 2022 were approximately $41.1 million and $1.5 million, respectively.

Regulatory Proceeding Updates
During 2023, NW Natural was involved in the regulatory activities discussed below. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2022 Form 10-K.

COVID-19 DEFERRAL DOCKETS. During 2020, Oregon and Washington approved our applications to defer certain COVID-19 related costs. Costs that may be recoverable include, but are not limited to, the following: personal protective equipment, cleaning supplies and services, bad debt expense, financing costs to secure liquidity, and certain lost revenue, net of offsetting direct expense reductions associated with COVID-19. As part of the 2022 Oregon general rate case, NW Natural received approval from the OPUC to recover the 2020 and 2021 COVID-19 deferral totaling $10.9 million beginning November 1, 2022 over a two-year period. As of June 30, 2023, approximately $5.8 million will be amortized through October 31, 2024 and NW Natural expects to request recovery of the remaining $6.9 million in the third year. In addition, there are approximately $2.5 million of forgone late fee revenue that will be recognized in future periods as billed. Beginning January 2023, NW Natural is no longer deferring any COVID-19 related costs in Oregon. NW Natural expects to recover its COVID-19 deferrals in Washington in a future proceeding.

LOW INCOME DISCOUNT TARIFF. In July 2022, NW Natural received approval from the OPUC for an income-qualifying residential bill discount program. The income threshold for program participation is at or below 60 percent of Oregon state median income (SMI). The program provides a bill discount for income-qualifying residential customers at four discount tier levels based on household income compared to SMI, with higher discounts given for lower income levels. Participating customers can self-certify their income and household size to qualify for the program directly with NW Natural or their local Community Action Agency. The program was available for qualifying customers starting November 1, 2022. Costs for the bill discount program include simultaneous recovery from all customers. Costs for the bill discount program, inclusive of start-up and administrative costs of the program, are recoverable in rates. The amount deferred to a regulatory asset as of June 30, 2023 was approximately $2.2 million.

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

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2022 IRP for both Oregon and Washington on September 23, 2022. The 2022 IRP outlines scenarios of future requirements based on a range of inputs that would provide the least-cost and least-risk resources to meet future demand and environmental compliance obligations. In our most recent filing, we included certain demand and supply side projects that resulted in an action plan which is being evaluated by the WUTC. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP. NW Natural anticipates the WUTC to take action on our IRP by September 30, 2023.

The OPUC issued their order on NW Natural's 2022 IRP in August 2023. The OPUC acknowledged key system investments including the Portland LNG cold box project and the Forest Grove reinforcement project. The OPUC declined at this time to acknowledge certain elements related to long-term analysis and selection of resources and suggested that NW Natural work with interested parties to develop and refine modeling related to these open items. We anticipate additional process, planning and engagement with the OPUC related to these matters.

PIPELINE SECURITY. In May and July 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain owners and operators of natural gas pipeline facilities (including local distribution companies). The first directive requires owners and operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second directive requires entities to implement a significant number of specified cybersecurity controls and processes. The TSA recently released a third directive renewing the second directive as well as clarifying Operational Technology (OT) scope and providing a risk- and outcome-based framework. The third directive was effective until July 2023. NW Natural is currently evaluating and implementing the security directives and related deliverables. NW Natural frequently updates the TSA on its progress on achieving the security directives.

NW Natural filed requests with the OPUC and WUTC to defer the costs associated with complying with the TSA's security directives. As of June 30, 2023, NW Natural has invested approximately $35.6 million in information and operational technology. A majority of the capital investment was included in rate base starting November 1, 2022 in Oregon.

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

WATER UTILITIES. NW Natural Water serves more than 158,000 people through nearly 64,000 connections across five states. In the first quarter of 2023, NWN Water signed a purchase agreement for a water utility with approximately 1,350 connections in Arizona. Application for approval of the purchase agreement was filed with the ACC and a decision is expected in the third quarter of 2023. In the second quarter of 2023, NWN Water signed a purchase agreement for a water and wastewater business with approximately 2,300 connections in Oregon. Application for approval of the purchase agreement was filed with the OPUC and a decision is expected in the fourth quarter of 2023.

For our regulated water utilities, we have been executing general rate cases.
•In July 2022, Gem State Water Company filed a general rate case with the IPUC and the IPUC allowed rates to go into effect March 1, 2023.
•In February 2023, Salmon Valley Water Company filed a general rate case with the OPUC and requested rates to go into effect prior to the end of 2023.
•In May 2023, Falls Water Company filed a general rate case with the IPUC and requested rates to go into effect prior to the end of 2023.

Environmental Regulation and Legislation Matters
There is a growing international and domestic focus on climate change and the contribution of GHG emissions, most notably methane and carbon dioxide, to climate change. In response, there are increasing efforts at the international, federal, state, and local level to regulate GHG emissions. Legislation or other forms of regulation could take a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, incentives or mandates to conserve energy or use renewable energy sources, tax advantages and other subsidies to support alternative energy sources, a reduction in rate recovery for construction costs related to the installation of new customer services or other new infrastructure investments, mandates for the use of specific fuels or technologies, bans on specific fuels or technologies, or promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. These efforts could include legislation, legislative proposals, or new regulations at the federal, state, and local level, as well as private party litigation related to GHG emissions or regulation thereof. We recognize certain of our businesses, including our natural gas business, are likely to be affected by current or future regulation seeking to limit GHG emissions.

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

The Inflation Reduction Act of 2022 (IRA) was signed into law in August 2022 and includes several climate and energy provisions. We expect that over a ten-year period, the IRA will provide approximately $415 billion of funding through grants, tax credits, and investments to support various initiatives including manufacturing, renewable energy production and consumption, transportation electrification and climate-smart agriculture. The IRA includes tax credits for RNG, hydrogen and carbon capture projects, among other investments. The IRA also includes funding for the EPA to improve GHG reporting and enforcement, as well as a methane fee applicable to activities associated with gas production and processing facilities, transmission pipelines and certain storage facilities, creates a new corporate alternative minimum tax of 15 percent that applies to corporations with average annual financial statement income in excess of one billion dollars, and creates a new 1 percent excise tax on the net stock repurchases by public companies. We are assessing effects of the IRA that are relevant to our businesses, and will continue to do so as it is implemented. The U.S. Congress may also pass federal climate change legislation in the future. We cannot predict when or if Congress will pass such legislation and in what form.

In addition, the EPA regulates GHG emissions pursuant to the Clean Air Act. For example, the EPA requires the annual reporting of GHG emissions from certain industries, specified emission sources, and facilities. Under this reporting rule, local natural gas distribution companies like NW Natural are required to report system throughput to the EPA on an annual basis. The EPA also has required additional GHG reporting regulations to which NW Natural is subject, requiring the annual reporting of fugitive emissions from operations. Other federal regulatory agencies, including the U.S. Department of Energy and Federal Energy Regulatory Commission, are beginning to address GHG emissions that may include changes in their regulatory oversight approach, policies and rules.

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

Washington State
In 2022, Washington comprised approximately 12% of NW Natural’s revenues, as well as 1% and 18% of new meters from commercial and residential customers, respectively. Effective February 1, 2021, building codes in Washington state require new residential homes to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which calculate electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of new home construction incorporating natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. Additionally, the Washington State Building Code Council (SBCC) voted in April

2022 to include updates in the state commercial building energy code that would restrict or eliminate the use of gas space and water heating in new commercial construction. In November 2022, the SBCC voted to include updates to the state residential building energy code that are expected to restrict the use of gas space and water heating in residential construction, with certain exceptions including for natural gas-fired heat pumps and hybrid fuel systems. The SBCC commercial and residential rules were expected to become effective July 1, 2023, but the SBCC delayed implementation and has taken steps to modify those rules. The timeline for implementation of the modified rules, if any, is currently uncertain. The rules are currently subject to legal challenge by a number of utilities, companies and organizations, including NW Natural.

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

Local Jurisdictions and Other Advocacy
In addition to legislative activities at the state level, advocacy groups have indicated a willingness to pursue ballot measures and other local activities. Some local and county governments in the United States also have been proposing or passing renewable energy resolutions, restrictions, taxes, or fees seeking to accelerate climate action goals. A number of cities across the country, and several in our service territory are taking action or currently considering actions such as limitations or bans on the use of natural gas in new construction or otherwise. For example, in February 2023, the Eugene City Council passed an ordinance that prohibits the use of natural gas in low rise residential buildings beginning with permits submitted after June of 2023. That ordinance was initially referred to the voters on the November 2023 ballot and was subsequently rescinded by the Eugene City Council. In connection with its recision of the ordinance, the City Council directed the Eugene City Manager to develop a plan to address GHG emissions and align incentives around GHG emissions. Similarly, some jurisdictions and advocates are seeking to ban the use of natural gas and certain natural gas appliances inside homes and contend that there are detrimental indoor public health effects associated with the use of natural gas.

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

NW Natural Decarbonization Initiatives & Compliance Actions
Our customers are currently paying less for their natural gas today than they did 15 years ago. We expect that compliance with any form of regulation of GHG emissions, including the CPP in Oregon and CCA in Washington as well as voluntary actions under SB 98 or otherwise, will require additional resources and compliance tools, and will increase costs. The developing and changing implementation guidance for the CCA and CPP, evolving carbon credit markets and other compliance tool options, decades-long timeframes for compliance, likely changing and evolving laws and energy policy, and evolving technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. In September 2022, NW Natural filed its integrated resource plans (IRPs) with the OPUC and WUTC. Those IRPs comprehensively evaluate resource options available to serve NW Natural's customers' energy, capacity and environmental compliance needs. The resolution of the

IRP docket will inform the resources selected for compliance with the CPP and CCA. While we have modeled compliance with the CCA and CPP in our IRPs, given the recency of the adoption of the final CPP and CCA rules and changing guidance with respect to those rules, the nature of our compliance obligations, the manner in which we intend to comply, and the expected costs of compliance are uncertain and subject to significant change, particularly after the first compliance period, and especially with respect to the CPP, under which programs are still being developed. For the first compliance period under the CCA, we currently anticipate that we will comply by purchasing RNG or attributes to reduce emissions, making full use of offsets available under the CCA, meeting remaining compliance requirements by purchasing allowances through the processes outlined under the CCA, and returning all money received from the sale of free carbon allowances to customers. We intend to pursue inclusion of costs of compliance with the CCA in rates, and currently believe that the costs to comply could increase non-low income residential bills by an estimated 1.5% to 6% in the first year of compliance.

The CPP in Oregon is largely tied to the volume of natural gas consumed and as such, we currently expect that CPP cost impacts will be the lowest among residential customers because they generally consume less, and highest among industrial customers that use significantly higher volumes of natural gas, with cost increases for commercial customers falling between residential and industrial customers. We proposed in our IRP that the majority of our needed emissions reduction in Oregon for the first CPP compliance period of 2022-2025 can be met with purchases of RNG or its attributes under Senate Bill 98, with modest supplemental purchases of Community Climate Investments (CCIs) when that program becomes available, however the mix of tools selected to comply with the CPP could vary. We intend to pursue costs of compliance with the CPP in rates and currently believe those costs could increase non-low income residential bills by an estimated 1% to 9% in the first compliance period.

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

We expect these and other trends to drive innovation of, and demand for, technological developments and innovative new products that reduce GHG emissions. Research and development are occurring across the energy sector, including in the gas sector with work being conducted on gas heat pumps, higher efficiency water and space heating appliances including hybrid systems, carbon capture utilization and storage developments, continued development of technologies related to RNG, and various forms of hydrogen for different applications, among others.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	June 30,		December 31,
	2023	2022	2022
Common equity	44.7%	52.1%	46.8%
Long-term debt (including current maturities)	55.3	47.9	53.2
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	June 30,		December 31,
	2023	2022	2022
Common equity	47.7%	54.3%	51.4%
Long-term debt (including current maturities)	52.3	45.7	48.6
Total	100.0%	100.0%	100.0%

As of June 30, 2023 and 2022, and December 31, 2022, NW Holdings' consolidated capital structure included common equity of 44.0%, 47.3% and 42.4%; long-term debt of 46.0%, 43.4% and 45.0%; and short-term debt including current maturities of long-term debt of 10.0%, 9.3% and 12.6%, respectively. As of June 30, 2023 and 2022, and December 31, 2022, NW Natural's consolidated capital structure included common equity of 47.7%, 52.4%, and 47.9%; long-term debt of 48.8%, 44.1% and 41.6%; and short-term debt including current maturities of long-term debt of 3.5%, 3.5%, and 10.5%, respectively.

Liquidity and Capital Resources
At June 30, 2023 and 2022, NW Holdings had approximately $137.8 million and $17.2 million, and NW Natural had approximately $131.8 million and $10.3 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

ATM Equity Program
In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the three months ended June 30, 2023, NW Holdings issued and sold 119,329 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $5.4 million, net of fees and commissions paid to agents of $0.2 million. During the six months ended June 30, 2023, NW Holdings issued and sold 479,593 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $22.1 million, net of fees and commissions paid to agents of $0.4 million. As of June 30, 2023, NW Holdings had $88.6 million of equity available for issuance under the program.

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

At June 30, 2023, NW Natural satisfied the ring-fencing provisions described above.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at June 30, 2023. See "Credit Ratings" below and Note 15.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include NW Natural's pension contribution requirements and environmental expenditures. For additional information, see Part II, Item 7 "Financial Condition" in the 2022 Form 10-K.

Gas and Pipeline Capacity Purchase Agreements
NW Natural Renewables is an unregulated subsidiary of NW Natural Holdings established to pursue unregulated renewable natural gas activities. In September 2021, a subsidiary of NW Natural Renewables and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to partially fund two production facilities that are designed to convert landfill waste gases to RNG. In August 2023, EDL announced that the first RNG facility began operations. Testing and commissioning of the second facility is expected to occur in the second half of 2023. When those facilities achieve full commercial operations, the subsidiary of NW Natural Renewables is committed to make cash payments totaling approximately $50 million to partially fund the infrastructure required to condition biogas. Alongside these development agreements, a subsidiary of NW Natural Renewables and a subsidiary of EDL executed agreements designed to obtain a 20-year supply of RNG produced by the facilities for NW Natural Renewables. Upon commencement of commercial operations, we estimate the amount of RNG purchases based on prices and quantities specified in the agreements are as follows: approximately $3.2 million in 2023, $10.5 million in 2024, $21.0 million in 2025, $21.0 million in 2026, $27.3 million in 2027 and $582.0 million thereafter. NW Natural Renewables has separately contracted to sell an equivalent amount of fixed-volume RNG supply to investment grade counterparties under long-term contracts.

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

At June 30, 2023, June 30, 2022 and December 31, 2022, short-term debt consisted of the following:

	June 30, 2023		June 30, 2022		December 31, 2022
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$—	—%	$78.7	2.0%	$170.2	4.6%
Other (NW Holdings):
Credit agreement	41.0	6.2%	144.0	2.7%	88.0	5.3%
NW Holdings	$41.0		$222.7		$258.2
(1) Weighted average interest rate on outstanding short-term debt

Credit Agreements
NW Holdings
At June 30, 2023, NW Holdings had a $200 million sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million. The maturity date of the agreement is November 3, 2026, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2023 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. At June 30, 2023, June 30, 2022 and December 31, 2022, $41.0 million, $144.0 million and $88.0 million were drawn under the NW Holdings Credit Agreement, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2023 and 2022, with consolidated indebtedness to total capitalization ratios of 56.0% and 52.7%, respectively.

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

NW Holdings had no letters of credit issued and outstanding at June 30, 2023 and 2022.

NW Natural
At June 30, 2023, NW Natural had a sustainability-linked multi-year credit agreement for unsecured revolving loans totaling $400 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million. The maturity date of the agreement is November 3, 2026 with an available extension of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2023 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. NW Natural did not have any outstanding balances drawn under this credit facility at June 30, 2023, June 30, 2022 and December 31, 2022.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at June 30, 2023 or 2022. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at June 30, 2023 and 2022, with consolidated indebtedness to total capitalization ratios of 52.3% and 47.6%, respectively.

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

NW Natural had no letters of credit issued and outstanding at June 30, 2023 and 2022. In July 2023, NW Natural issued a $15.0 million letter of credit, which expires in September 2023.

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

At June 30, 2023, NW Holdings and NW Natural had long-term debt outstanding of $1,535.3 million and $1,324.6 million, respectively, which included $10.3 million and $10.1 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Natural's long-term debt consists of first mortgage bonds (FMBs) with maturity dates ranging from 2023 through 2053, interest rates ranging from 2.8% to 7.9%, and a weighted average interest rate of 4.7%. NW Holdings' long-term debt primarily consists of credit agreements at NW Holdings and NWN Water with maturity dates in 2024 and a term loan at NWN Water due in 2026.

$90.0 million of long-term debt is scheduled to mature over the next twelve months as of June 30, 2023 at NW Natural and $150.7 million at other NW Holdings. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2022 Form 10-K for long-term debt maturing over the next five years.

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

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of June 30, 2023. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows
Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

	Six Months Ended June 30,
In thousands	2023	2022	YTD Change
NW Natural cash provided by operating activities	$288,005	$193,436	$94,569
NW Holdings cash provided by operating activities	$297,854	$196,564	$101,290

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Cash provided by operating activities increased $101.3 million at NW Holdings and increased $94.6 million at NW Natural. The significant factors contributing to the increase at NW Holdings were as follows:
•$67.5 million decrease in accounts receivable due to colder weather in December 2022 and a rate increase effective November 1, 2022;
•$30.6 million decrease in asset optimization revenue sharing bill credits to customers;
•$28.8 million decrease in inventories due to a larger volume of gas withdrawn from storage; and
•$15.0 million increase in net income; partially offset by
•$35.2 million decrease in accounts payable resulting from payments of higher priced gas purchased in December 2022; and
•$19.0 million decrease in net deferred gas costs as gas costs for the six months ended June 30, 2022 were 12% below PGA estimates.

The increase in cash provided by operating activities at NW Natural was primarily driven by the factors discussed above.

NW Natural did not make any cash contributions to its qualified defined benefit pension plans during the six months ended June 30, 2023 or 2022. NW Natural does not expect to make any plan contributions during 2023. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16 in the 2022 Form 10-K.

Investing Activities

	Six Months Ended June 30,
In thousands	2023	2022	YTD Change
NW Natural cash used in investing activities	$(131,726)	$(158,180)	$26,454
NW Holdings cash used in investing activities	$(151,540)	$(169,687)	$18,147

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Cash used in investing activities decreased $18.1 million at NW Holdings and decreased $26.5 million at NW Natural. The decrease in cash used in investing activities at NW Holdings and NW Natural was primarily due to a decrease in capital expenditures related to two significant information technology projects that were placed into service in the prior year.

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

Financing Activities

	Six Months Ended June 30,
In thousands	2023	2022	YTD Change
NW Natural cash used in financing activities	$(31,873)	$(32,995)	$1,122
NW Holdings cash used in financing activities	$(32,195)	$(23,962)	$(8,233)

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022. Cash used in financing activities increased $8.2 million at NW Holdings and decreased $1.1 million at NW Natural. The increase at NW Holdings was attributable to proceeds from the issuance of long-term debt, partially offset by changes in short-term debt and lower proceeds from common stock issuances.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2022 Form 10-K. At June 30, 2023, NW Natural's total estimated liability related to environmental sites is $109.8 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in the 2022 Form 10-K and Note 16.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the six months ended June 30, 2023. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2022 Form 10-K.

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
04/01/23-04/30/23	—	—	—	—
05/01/23-05/31/23	—	—	—	—
06/01/23-06/30/23	—	—	—	—
Total	—	$—	2,124,528	$16,732,648
(1)During the quarter ended June 30, 2023, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended June 30, 2023, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended June 30, 2023, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. Effective August 3, 2022, we received NW Holdings Board approval to extend the repurchase program. Such authorization will continue until the program is used, terminated or replaced. For more information on this program, refer to Note 5 in the 2022 Form 10-K.

ITEM 5. OTHER INFORMATION

The following disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 5.02 of Form 8-K.

As previously reported, effective May 25, 2023, the Boards of Directors of NW Holdings and NW Natural appointed Justin B. Palfreyman as President of NW Holdings and NW Natural and Kim Rush as Senior Vice President and Chief Operating Officer of NW Natural.

As also previously reported, effective July 28, 2023, the Boards of Directors of NW Holdings and NW Natural appointed Brody J. Wilson as interim Chief Financial Officer of NW Holdings and NW Natural in addition to his current role as NW Holdings’ and NW Natural’s Vice President, Treasurer, Chief Accounting Officer and Controller.

Effective August 3, 2023, the Organization and Executive Compensation Committee (Committee) of the Boards of NW Natural and NW Holdings: increased Mr. Palfreyman’s annual salary to $600,000 and target award percentage under NW Natural’s Executive Annual Incentive Plan (EAIP) to 70 percent for 2023; increased Mr. Wilson’s annual salary to $418,500 and target award percentage under NW Natural’s EAIP to 40 percent for 2023; and increased Ms. Rush’s salary to $456,000.

The Committee did not alter any other compensation previously awarded to Mr. Palfreyman, Mr. Wilson or Ms. Rush as part of the Committee’s annual compensation review in February 2023 or otherwise, including targets for performance shares under NW Holding’s Long Term Incentive Plan or performance-based restricted stock units.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2023

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
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	August 3, 2023
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Chief Financial Officer, Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	August 3, 2023
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Chief Financial Officer, Vice President, Treasurer, Chief Accounting Officer and Controller