Form 10-Q
period 2023-09-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2023-11-03
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
At October 26, 2023, 36,778,271 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended September 30, 2023

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
•geopolitical factors, including the ongoing conflicts in Europe and the Middle East;
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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2023	2022	2023	2022

Operating revenues	$141,479	$116,839	$841,761	$662,100

Operating expenses:
Cost of gas	49,180	36,105	357,362	261,413
Operations and maintenance	61,524	50,745	200,160	161,405
Environmental remediation	1,032	980	8,547	7,950
General taxes	10,577	9,572	35,685	30,665
Revenue taxes	5,523	4,437	33,750	26,037
Depreciation	30,061	29,026	92,819	85,565
Other operating expenses	1,159	901	3,664	2,815
Total operating expenses	159,056	131,766	731,987	575,850
Income (loss) from operations	(17,577)	(14,927)	109,774	86,250
Other income (expense), net	5,004	1,636	13,228	908
Interest expense, net	19,406	13,054	56,676	36,156
Income (loss) before income taxes	(31,979)	(26,345)	66,326	51,002
Income tax expense (benefit)	(8,292)	(6,758)	17,098	12,635
Net income (loss)	(23,687)	(19,587)	49,228	38,367
Other comprehensive income (loss):
Amortization of non-qualified employee benefit plan liability, net of taxes of $37 and $73 for the three months ended and $111 and $215 for the nine months ended September 30, 2023 and 2022, respectively	102	202	307	596
Unrealized gain on interest rate swaps, net of taxes of $62 and $359 for the three and nine months ended September 30, 2023, respectively	174	—	999	—
Comprehensive income (loss)	$(23,411)	$(19,385)	$50,534	$38,963
Average common shares outstanding:
Basic	36,214	34,939	35,950	33,491
Diluted	36,214	34,939	35,980	33,539
Earnings (loss) per share of common stock:
Basic	$(0.65)	$(0.56)	$1.37	$1.15
Diluted	(0.65)	(0.56)	1.37	1.14

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2023	2022	2022

Assets:
Current assets:
Cash and cash equivalents	$156,616	$108,556	$29,270
Accounts receivable	51,999	50,850	168,906
Accrued unbilled revenue	24,626	16,857	89,048
Allowance for uncollectible accounts	(2,312)	(2,171)	(3,296)
Regulatory assets	108,525	104,830	117,491
Derivative instruments	23,454	62,710	194,412
Inventories	94,585	98,725	87,096
Other current assets	49,947	41,414	61,286
Total current assets	507,440	481,771	744,213
Non-current assets:
Property, plant, and equipment	4,468,602	4,207,328	4,261,566
Less: Accumulated depreciation	1,189,968	1,166,150	1,147,166
Total property, plant, and equipment, net	3,278,634	3,041,178	3,114,400
Regulatory assets	312,665	301,660	340,432
Derivative instruments	6,188	8,008	5,045
Other investments	104,562	96,569	95,704
Operating lease right of use asset, net	71,477	73,145	73,429
Assets under sales-type leases	130,952	135,480	134,302
Goodwill	152,399	74,732	149,283
Other non-current assets	100,801	88,169	91,518
Total non-current assets	4,157,678	3,818,941	4,004,113
Total assets	$4,665,118	$4,300,712	$4,748,326

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands, except share information	2023	2022	2022

Liabilities and equity:
Current liabilities:
Short-term debt	$71,000	$141,000	$258,200
Current maturities of long-term debt	190,728	50,614	90,697
Accounts payable	99,326	118,274	180,667
Taxes accrued	17,120	18,080	15,625
Interest accrued	13,940	11,086	10,169
Regulatory liabilities	88,376	111,551	248,582
Derivative instruments	46,603	19,594	28,728
Operating lease liabilities	1,815	1,361	1,514
Other current liabilities	61,149	39,796	64,552
Total current liabilities	590,057	511,356	898,734
Long-term debt	1,424,572	1,287,006	1,246,167
Deferred credits and other non-current liabilities:
Deferred tax liabilities	375,917	349,633	366,022
Regulatory liabilities	683,262	663,547	689,578
Pension and other postretirement benefit liabilities	145,991	160,196	149,143
Derivative instruments	21,085	18,824	20,838
Operating lease liabilities	77,475	78,469	78,965
Other non-current liabilities	127,219	110,825	123,438
Total deferred credits and other non-current liabilities	1,430,949	1,381,494	1,427,984
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 36,575,797, 35,098,437, and 35,524,590 at September 30, 2023 and 2022, and December 31, 2022, respectively	851,288	786,094	805,253
Retained earnings	373,231	345,570	376,473
Accumulated other comprehensive loss	(4,979)	(10,808)	(6,285)
Total equity	1,219,540	1,120,856	1,175,441
Total liabilities and equity	$4,665,118	$4,300,712	$4,748,326

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total shareholders' equity, beginning balances	$1,240,278	$1,138,779	$1,175,441	$935,146

Common stock:
Beginning balances	831,135	767,826	805,253	590,771
Stock-based compensation	251	463	3,257	2,695
Shares issued pursuant to equity based plans, net of shares withheld for taxes	1,046	954	1,883	1,958
Issuance of common stock, net of issuance costs	18,856	16,851	40,895	190,670
Ending balances	851,288	786,094	851,288	786,094

Retained earnings:
Beginning balances	414,398	381,963	376,473	355,779
Net income (loss)	(23,687)	(19,587)	49,228	38,367
Dividends on common stock	(17,480)	(16,806)	(52,470)	(48,576)
Ending balances	373,231	345,570	373,231	345,570

Accumulated other comprehensive income (loss):
Beginning balances	(5,255)	(11,010)	(6,285)	(11,404)
Other comprehensive income	276	202	1,306	596
Ending balances	(4,979)	(10,808)	(4,979)	(10,808)

Total shareholders' equity, ending balances	$1,219,540	$1,120,856	$1,219,540	$1,120,856

Dividends per share of common stock	$0.4850	$0.4825	$1.4550	$1.4475

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2023	2022
Operating activities:
Net income	$49,228	$38,367
Adjustments to reconcile net income to cash provided by operations:
Depreciation	92,819	85,565
Regulatory amortization of gas reserves	2,532	4,527
Deferred income taxes	6,678	7,759
Qualified defined benefit pension plan (benefit) expense	(1,823)	4,013
Deferred environmental expenditures, net	(14,887)	(14,437)
Environmental remediation expense	8,547	7,950
Asset optimization revenue sharing bill credits	(10,471)	(41,102)
Other	18,079	16,640
Changes in assets and liabilities:
Receivables, net	182,297	114,755
Inventories	(6,484)	(41,463)
Income and other taxes	8,770	19,447
Accounts payable	(39,695)	(30,010)
Deferred gas costs	(8,678)	(1,785)
Asset optimization revenue sharing	18,667	17,629
Decoupling mechanism	(12,328)	7,124
Cloud-based software	(12,316)	(17,332)
Other, net	20,568	(11,686)
Cash provided by operating activities	301,503	165,961
Investing activities:
Capital expenditures	(242,747)	(251,842)
Acquisitions, net of cash acquired	(3,248)	(2,352)
Other	(4,525)	(2,810)
Cash used in investing activities	(250,520)	(257,004)
Financing activities:
Proceeds from common stock issued, net	40,955	190,929
Long-term debt issued	330,000	290,000
Long-term debt retired	(50,000)	—
Changes in other short-term debt, net	(187,200)	(248,500)
Cash dividend payments on common stock	(50,114)	(46,434)
Other	(4,108)	(1,802)
Cash provided by financing activities	79,533	184,193
Increase in cash, cash equivalents and restricted cash	130,516	93,150
Cash, cash equivalents and restricted cash, beginning of period	40,964	27,120
Cash, cash equivalents and restricted cash, end of period	$171,480	$120,270

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$51,970	$31,774
Income taxes paid, net of refunds	18,963	2,106

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022

Operating revenues	$129,942	$110,426	$812,803	$647,301

Operating expenses:
Cost of gas	49,235	36,164	357,530	261,584
Operations and maintenance	53,494	45,858	179,121	148,614
Environmental remediation	1,032	980	8,547	7,950
General taxes	10,328	9,467	34,925	30,328
Revenue taxes	5,425	4,375	33,559	25,907
Depreciation	28,446	28,201	88,470	83,166
Other operating expenses	397	675	1,636	2,370
Total operating expenses	148,357	125,720	703,788	559,919
Income (loss) from operations	(18,415)	(15,294)	109,015	87,382
Other income (expense), net	4,818	1,161	11,095	197
Interest expense, net	15,597	11,128	45,236	32,558
Income (loss) before income taxes	(29,194)	(25,261)	74,874	55,021
Income tax expense (benefit)	(7,707)	(6,455)	19,037	13,678
Net income (loss)	(21,487)	(18,806)	55,837	41,343
Other comprehensive income (loss):
Amortization of non-qualified employee benefit plan liability, net of taxes of $37 and $73 for the three months ended and $111 and $215 for the nine months ended September 30, 2023 and 2022, respectively	102	202	307	596
Comprehensive income (loss)	$(21,385)	$(18,604)	$56,144	$41,939

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2023	2022	2022

Assets:
Current assets:
Cash and cash equivalents	$145,073	$11,386	$12,977
Accounts receivable	48,322	48,082	165,607
Accrued unbilled revenue	22,608	16,649	87,482
Receivables from affiliates	2,195	221	634
Allowance for uncollectible accounts	(2,085)	(2,114)	(3,079)
Regulatory assets	108,525	104,830	117,491
Derivative instruments	22,679	62,710	194,236
Inventories	92,803	97,633	86,207
Other current assets	38,131	32,605	57,269
Total current assets	478,251	372,002	718,824
Non-current assets:
Property, plant, and equipment	4,328,477	4,124,488	4,148,547
Less: Accumulated depreciation	1,175,283	1,157,400	1,137,231
Total property, plant, and equipment, net	3,153,194	2,967,088	3,011,316
Regulatory assets	312,640	301,596	340,407
Derivative instruments	5,430	8,008	5,045
Other investments	87,753	80,871	80,110
Operating lease right of use asset, net	70,852	73,046	72,720
Assets under sales-type leases	130,952	135,480	134,302
Other non-current assets	99,131	86,661	89,994
Total non-current assets	3,859,952	3,652,750	3,733,894
Total assets	$4,338,203	$4,024,752	$4,452,718

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2023	2022	2022

Liabilities and equity:
Current liabilities:
Short-term debt	$—	$53,000	$170,200
Current maturities of long-term debt	39,997	49,938	89,942
Accounts payable	94,922	115,066	177,590
Payables to affiliates	562	1,789	9,175
Taxes accrued	16,915	17,914	15,426
Interest accrued	13,368	10,533	8,900
Regulatory liabilities	88,326	111,526	248,553
Derivative instruments	46,603	19,594	28,728
Operating lease liabilities	1,658	1,298	1,363
Other current liabilities	59,101	38,998	62,019
Total current liabilities	361,452	419,656	811,896
Long-term debt	1,364,556	1,076,533	1,035,935
Deferred credits and other non-current liabilities:
Deferred tax liabilities	366,730	346,423	362,353
Regulatory liabilities	682,315	662,565	688,599
Pension and other postretirement benefit liabilities	145,991	160,196	149,143
Derivative instruments	21,085	18,824	20,838
Operating lease liabilities	77,041	78,436	78,345
Other non-current liabilities	116,930	109,304	114,527
Total deferred credits and other non-current liabilities	1,410,092	1,375,748	1,413,805
Commitments and contingencies (Note 16)
Equity:
Common stock	644,903	614,903	614,903
Retained earnings	563,307	548,720	582,593
Accumulated other comprehensive loss	(6,107)	(10,808)	(6,414)
Total equity	1,202,103	1,152,815	1,191,082
Total liabilities and equity	$4,338,203	$4,024,752	$4,452,718

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total shareholder's equity, beginning balances	$1,210,296	$1,173,676	$1,191,082	$977,807

Common stock:
Beginning balances	614,903	601,032	614,903	435,515
Capital contributions from parent	30,000	13,871	30,000	179,388
Ending balances	644,903	614,903	644,903	614,903

Retained earnings:
Beginning balances	601,602	583,654	582,593	553,696
Net income (loss)	(21,487)	(18,806)	55,837	41,343
Dividends on common stock	(16,808)	(16,128)	(75,123)	(46,319)
Ending balances	563,307	548,720	563,307	548,720

Accumulated other comprehensive income (loss):
Beginning balances	(6,209)	(11,010)	(6,414)	(11,404)
Other comprehensive income	102	202	307	596
Ending balances	(6,107)	(10,808)	(6,107)	(10,808)

Total shareholder's equity, ending balances	$1,202,103	$1,152,815	$1,202,103	$1,152,815

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2023	2022

Operating activities:
Net income	$55,837	$41,343
Adjustments to reconcile net income to cash provided by operations:
Depreciation	88,470	83,166
Regulatory amortization of gas reserves	2,532	4,527
Deferred income taxes	1,411	7,013
Qualified defined benefit pension plan (benefit) expense	(1,823)	4,013
Deferred environmental expenditures, net	(14,887)	(14,437)
Environmental remediation expense	8,547	7,950
Asset optimization revenue sharing bill credits	(10,471)	(41,102)
Other	17,331	16,665
Changes in assets and liabilities:
Receivables, net	183,116	115,915
Inventories	(6,173)	(40,881)
Income and other taxes	6,942	17,412
Accounts payable	(43,315)	(32,023)
Deferred gas costs	(8,678)	(1,785)
Asset optimization revenue sharing	18,667	17,629
Decoupling mechanism	(12,328)	7,124
Cloud-based software	(12,316)	(17,332)
Other, net	21,306	(12,604)
Cash provided by operating activities	294,168	162,593
Investing activities:
Capital expenditures	(216,368)	(236,467)
Other	(3,524)	(2,810)
Cash used in investing activities	(219,892)	(239,277)
Financing activities:
Cash contributions received from parent	30,000	179,388
Long-term debt issued	330,000	140,000
Long-term debt retired	(50,000)	—
Changes in other short-term debt, net	(170,200)	(192,500)
Cash dividend payments on common stock	(75,123)	(46,319)
Other	(3,713)	(1,617)
Cash provided by financing activities	60,964	78,952
Increase in cash, cash equivalents and restricted cash	135,240	2,268
Cash, cash equivalents and restricted cash, beginning of period	24,671	20,832
Cash, cash equivalents and restricted cash, end of period	$159,911	$23,100

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$39,911	$28,326
Income taxes paid, net of refunds	27,745	5,990

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

2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2022 Form 10-K. There were no material changes to those accounting policies during the nine months ended September 30, 2023 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	September 30,		December 31,
In thousands	2023	2022	2022
NW Natural:
Current:
Unrealized loss on derivatives(1)	$46,603	$19,594	$28,728
Gas costs	11,361	52,115	61,223
Environmental costs(2)	7,047	9,461	7,392
Decoupling(3)	3,480	114	—
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,208	2,399	2,208
COVID-19 deferrals and expenses, net	11,127	—	789
Other(5)	19,568	14,016	10,020
Total current - NW Natural	$108,525	$104,830	$117,491
Non-current:
Unrealized loss on derivatives(1)	$21,085	$18,824	$20,838
Pension balancing(4)	29,450	34,928	32,997
Income taxes	10,540	11,168	10,943
Pension and other postretirement benefit liabilities	101,413	107,722	101,413
Environmental costs(2)	108,941	82,667	104,253
Gas costs	718	3,369	22,355
Decoupling(3)	212	—	—
Washington Climate Commitment Act compliance	12,513	—	—
COVID-19 deferrals and expenses, net	1,811	15,147	14,555
Other(5)	25,957	27,771	33,053
Total non-current - NW Natural	$312,640	$301,596	$340,407
Other (NW Holdings)	25	64	25
Total non-current - NW Holdings	$312,665	$301,660	$340,432

	Regulatory Liabilities
	September 30,		December 31,
In thousands	2023	2022	2022
NW Natural:
Current:
Gas costs	$5,030	$944	$4,121
Unrealized gain on derivatives(1)	22,679	62,882	194,236
Decoupling(3)	8,616	13,272	14,026
Income taxes	5,946	7,318	7,166
Asset optimization revenue sharing	29,938	23,461	26,368
Washington Climate Commitment Act proceeds	9,365	—	—
Other(5)	6,752	3,649	2,636
Total current - NW Natural	$88,326	$111,526	$248,553
Other (NW Holdings)	50	25	29
Total current - NW Holdings	$88,376	$111,551	$248,582
Non-current:
Gas costs	$252	$50	$12,644
Unrealized gain on derivatives(1)	5,430	8,008	5,045
Decoupling(3)	588	884	3,814
Income taxes(6)	171,843	179,319	174,212
Accrued asset removal costs(7)	489,006	460,666	467,742
Asset optimization revenue sharing	—	—	8,401
Washington Climate Commitment Act proceeds	654	—	—
Other(5)	14,542	13,638	16,741
Total non-current - NW Natural	$682,315	$662,565	$688,599
Other (NW Holdings)	947	982	979
Total non-current - NW Holdings	$683,262	$663,547	$689,578
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

We believe all costs incurred and deferred at September 30, 2023 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. These investments are readily convertible to cash with fair value approximating cost. As of September 30, 2023, the amount invested in money market funds was $132.6 million at NW Natural and NW Holdings. These investments are measured using net asset value per share.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of September 30, 2023 and 2022 and December 31, 2022:

	September 30,		December 31,
In thousands	2023	2022	2022
Cash and cash equivalents	$156,616	$108,556	$29,270
Restricted cash included in other current and non-current assets	14,864	11,714	11,694
Cash, cash equivalents and restricted cash	$171,480	$120,270	$40,964

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of September 30, 2023 and 2022 and December 31, 2022:

	September 30,		December 31,
In thousands	2023	2022	2022
Cash and cash equivalents	$145,073	$11,386	$12,977
Restricted cash included in other current assets	14,838	11,714	11,694
Cash, cash equivalents and restricted cash	$159,911	$23,100	$24,671

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

For the residential and commercial uncollectible provision, we primarily followed our standard methodology, which includes assessing historical write-off trends and current information on delinquent accounts. Beginning October 1, 2022, new collection rules from the OPUC applied to residential and commercial customers. This included enhanced protections for low-income customers, a return to pre-pandemic time payment arrangements terms, revised disconnection rules during the heating season, and other items. As a result of these Oregon rule changes and our recent collection process experience, we augmented our provision review for accounts in the following categories: closed or inactive accounts aged less than 120 days, accounts on payment plans, and all other open accounts not on payment plans. For industrial accounts, we continue to assess the provision on an account-by-account basis with specific reserves taken as necessary. NW Natural will continue to closely monitor and evaluate our accounts receivable and the provision for uncollectible accounts.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of			As of
	December 31, 2022	Nine Months Ended September 30, 2023		September 30, 2023
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,155	$1,802	$(2,468)	$1,489
Commercial	400	264	(372)	292
Industrial	188	(105)	(1)	82
Accrued unbilled and other	336	2	(116)	222
Total NW Natural	3,079	1,963	(2,957)	2,085
Other - NW Holdings	217	10	—	227
Total NW Holdings	$3,296	$1,973	$(2,957)	$2,312

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

Greenhouse Gas Allowances
NW Natural is subject to greenhouse gas (GHG) emission reduction requirements under the Oregon Climate Protection Program (CPP) regulations and the Washington Climate Commitment Act (CCA) regulations.

Under Oregon's CPP, emission reduction compliance mechanisms include: 1) compliance instruments distributed by the state, 2) Community Climate Investment (CCI) Credits, which act similar to carbon offsets, and 3) supplying alternative gaseous fuels, such as renewable natural gas and hydrogen.

Under Washington's CCA, emission reduction compliance mechanisms include: 1) allowances distributed at no cost by the state, 2) purchasing allowances at state-run auctions or secondary markets, 3) purchasing carbon offsets, and 4) supplying alternative gaseous fuels, such as renewable natural gas and hydrogen.

NW Natural will account for all purchased Oregon CCI Credits and Washington allowances as inventory at the lower of cost or market. Any compliance instruments or allowances that are acquired through government allocations at no cost will be accounted for as inventory at no cost. As of September 30, 2023, NW Natural had $18.3 million of emissions allowances for compliance in Washington recorded as inventory and no CCI Credits in Oregon.

The compliance programs allow for the sale of the compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. In September 2023, NW Natural consigned no-cost allowances to a Washington auction and received $10.0 million in cash, which proceeds were recorded as a regulatory liability for the benefit of customers.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional CCI Credits or emission allowances NW Natural would need to purchase to satisfy the obligations. As of September 30, 2023, NW Natural has not recognized a liability under the Oregon program for the purchase of CCI Credits. Under the Washington program, NW Natural has recognized a $12.1 million liability as of September 30, 2023. We expect that the costs to comply with the Oregon and Washington programs will be recovered from utility customers through rates. As a result, NW Natural recognized $12.5 million of deferred costs as of September 30, 2023.

New Accounting Standards
NW Natural and NW Holdings consider the applicability and impact of all accounting standards updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements
JOINT VENTURE FORMATIONS. In August 2023, the FASB issued ASU 2023-05, which requires a joint venture to initially measure all contributions received upon its formation at fair value. The standard is effective for all joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The adoption of this standard is not anticipated to have a material impact on our results of operations, liquidity or capital resources.

Recent Securities and Exchange Commission (SEC) Final Rules
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

CYBERSECURITY DISCLOSURES. In July 2023, the SEC issued a final rule that requires new disclosures regarding cybersecurity risk management, strategy, governance, and incidents. The disclosures are required beginning with our annual report for the year ending December 31, 2023. The adoption of this final rule is not anticipated to have a material impact on our results of operations, liquidity or capital resources.

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
NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2023	2022	2023	2022
Net income (loss)	$(23,687)	$(19,587)	$49,228	$38,367
Average common shares outstanding - basic	36,214	34,939	35,950	33,491
Additional shares for stock-based compensation plans (See Note 8)	—	—	30	48
Average common shares outstanding - diluted	36,214	34,939	35,980	33,539
Earnings (loss) per share of common stock:
Basic	$(0.65)	$(0.56)	$1.37	$1.15
Diluted	$(0.65)	$(0.56)	$1.37	$1.14
Additional information:
Anti-dilutive shares	45	85	1	—

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

	Three Months Ended September 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2023
Operating revenues	$124,624	$5,318	$129,942	$11,537	$141,479
Depreciation	28,169	277	28,446	1,615	30,061
Income (loss) from operations	(22,192)	3,777	(18,415)	838	(17,577)
Net income (loss)	(24,160)	2,673	(21,487)	(2,200)	(23,687)
Capital expenditures	86,017	1,053	87,070	10,814	97,884
2022
Operating revenues	$103,295	$7,131	$110,426	$6,413	$116,839
Depreciation	27,937	264	28,201	825	29,026
Income (loss) from operations	(20,910)	5,616	(15,294)	367	(14,927)
Net income (loss)	(23,016)	4,210	(18,806)	(781)	(19,587)
Capital expenditures	79,847	431	80,278	3,868	84,146

	Nine Months Ended September 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2023
Operating revenues	$796,108	$16,695	$812,803	$28,958	$841,761
Depreciation	87,650	820	88,470	4,349	92,819
Income (loss) from operations	97,357	11,658	109,015	759	109,774
Net income (loss)	47,520	8,317	55,837	(6,609)	49,228
Capital expenditures	214,874	1,494	216,368	26,379	242,747
Total assets at September 30, 2023	4,285,309	52,894	4,338,203	326,915	4,665,118
2022
Operating revenues	$629,327	$17,974	$647,301	$14,799	$662,100
Depreciation	82,372	794	83,166	2,399	85,565
Income (loss) from operations	75,328	12,054	87,382	(1,132)	86,250
Net income (loss)	32,531	8,812	41,343	(2,976)	38,367
Capital expenditures	235,249	1,218	236,467	15,375	251,842
Total assets at September 30, 2022	3,968,040	56,712	4,024,752	275,960	4,300,712
Total assets at December 31, 2022	4,392,699	60,019	4,452,718	295,608	4,748,326

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

The following table presents additional segment information concerning NGD margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
NGD margin calculation:
NGD distribution revenues	$119,892	$98,391	$781,941	$614,605
Other regulated services	4,732	4,904	14,167	14,722
Total NGD operating revenues	124,624	103,295	796,108	629,327
Less: NGD cost of gas	49,235	36,258	357,530	261,678
Environmental remediation	1,032	975	8,547	7,945
Revenue taxes	5,425	4,375	33,559	25,907
NGD margin	$68,932	$61,687	$396,472	$333,797

5. COMMON STOCK

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the three months ended September 30, 2023, NW Holdings issued and sold 475,732 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $18.8 million, net of fees and commissions paid to agents of $0.3 million. During the nine months ended September 30, 2023, NW Holdings issued and sold 955,325 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $40.9 million, net of fees and commissions paid to agents of $0.7 million. As of September 30, 2023, NW Holdings had $69.5 million of equity available for issuance under the program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries, NW Natural and NW Natural Water. We intend that contributions to NW Natural and NW Natural Water will be used for general corporate purposes.

In October 2023, NW Holdings issued 184,832 shares of common stock in connection with business combinations.

6. REVENUE

The following tables present disaggregated revenue:

	Three Months Ended September 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2023
Natural gas sales	$117,004	$—	$117,004	$—	$117,004
Gas storage revenue, net	—	3,014	3,014	—	3,014
Asset management revenue, net	—	1,623	1,623	—	1,623
Appliance retail center revenue	—	680	680	—	680
Other revenue	733	—	733	11,537	12,270
Revenue from contracts with customers	117,737	5,317	123,054	11,537	134,591
Alternative revenue	2,868	—	2,868	—	2,868
Leasing revenue	4,020	—	4,020	—	4,020
Total operating revenues	$124,625	$5,317	$129,942	$11,537	$141,479

2022
Natural gas sales	$95,784	$—	$95,784	$—	$95,784
Gas storage revenue, net	—	2,882	2,882	—	2,882
Asset management revenue, net	—	3,047	3,047	—	3,047
Appliance retail center revenue	—	1,202	1,202	—	1,202
Other revenue	624	—	624	6,413	7,037
Revenue from contracts with customers	96,408	7,131	103,539	6,413	109,952
Alternative revenue	2,589	—	2,589	—	2,589
Leasing revenue	4,298	—	4,298	—	4,298
Total operating revenues	$103,295	$7,131	$110,426	$6,413	$116,839

	Nine Months Ended September 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2023
Natural gas sales	$783,506	$—	$783,506	$—	$783,506
Gas storage revenue, net	—	9,014	9,014	—	9,014
Asset management revenue, net	—	4,879	4,879	—	4,879
Appliance retail center revenue	—	2,802	2,802	—	2,802
Other revenue	2,195	—	2,195	28,958	31,153
Revenue from contracts with customers	785,701	16,695	802,396	28,958	831,354
Alternative revenue	(1,623)	—	(1,623)	—	(1,623)
Leasing revenue	12,030	—	12,030	—	12,030
Total operating revenues	$796,108	$16,695	$812,803	$28,958	$841,761

2022
Natural gas sales	$623,121	$—	$623,121	$—	$623,121
Gas storage revenue, net	—	8,678	8,678	—	8,678
Asset management revenue, net	—	4,941	4,941	—	4,941
Appliance retail center revenue	—	4,355	4,355	—	4,355
Other revenue	1,882	—	1,882	14,799	16,681
Revenue from contracts with customers	625,003	17,974	642,977	14,799	657,776
Alternative revenue	(8,571)	—	(8,571)	—	(8,571)
Leasing revenue	12,895	—	12,895	—	12,895
Total operating revenues	$629,327	$17,974	$647,301	$14,799	$662,100

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

As of September 30, 2023, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $83.5 million. Of this amount, approximately $5.4 million will be recognized during the remainder of 2023, $19.9 million in 2024, $19.0 million in 2025, $14.9 million in 2026, $7.4 million in 2027 and $16.9 million thereafter. The amounts presented here are calculated using current contracted rates.

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
Water and Wastewater Services
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

The components of lease revenue at NW Natural were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Lease revenue
Operating leases	$19	$19	$57	$56
Sales-type leases	4,001	4,279	11,973	12,839
Total lease revenue	$4,020	$4,298	$12,030	$12,895

Additionally, lease revenue of $0.1 million and $0.3 million was recognized for the three months ended September 30, 2023 and 2022, respectively, and lease revenue of $0.5 million and $0.4 million was recognized for the nine months ended September 30, 2023 and 2022 related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at September 30, 2023 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
Remainder of 2023	$153	$4,100	$4,253
2024	603	15,867	16,470
2025	599	15,306	15,905
2026	36	14,901	14,937
2027	22	14,521	14,543
Thereafter	—	222,299	222,299
Total minimum lease payments	$1,413	$286,994	$288,407
Less: imputed interest		156,626
Total leases receivable		$130,368

Other (NW Holdings):
Remainder of 2023	$13	$—	$13
2024	52	—	52
2025	53	—	53
2026	56	—	56
2027	57	—	57
Thereafter	857	—	857
Total minimum lease payments	$1,088	$—	$1,088

NW Holdings:
Remainder of 2023	$166	$4,100	$4,266
2024	655	15,867	16,522
2025	652	15,306	15,958
2026	92	14,901	14,993
2027	79	14,521	14,600
Thereafter	857	222,299	223,156
Total minimum lease payments	$2,501	$286,994	$289,495
Less: imputed interest		156,626
Total leases receivable		$130,368

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $5.4 million, $5.0 million and $5.1 million at September 30, 2023 and 2022 and December 31, 2022, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

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

The components of lease expense, a portion of which is capitalized, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
NW Natural:
Operating lease expense	$1,817	$1,767	$5,382	$5,235
Short-term lease expense	198	105	556	684

Other (NW Holdings):
Operating lease expense	$51	$7	$131	$22

NW Holdings:
Operating lease expense	$1,868	$1,774	$5,513	$5,257
Short-term lease expense	198	105	556	684

Supplemental balance sheet information related to operating leases as of September 30, 2023 and 2022 and December 31, 2022 is as follows:

In thousands	September 30,		December 31,
	2023	2022	2022
NW Natural:
Operating lease right of use asset	$70,852	$73,046	$72,720

Operating lease liabilities - current liabilities	$1,658	$1,298	$1,363
Operating lease liabilities - non-current liabilities	77,041	78,436	78,345
Total operating lease liabilities	$78,699	$79,734	$79,708

Other (NW Holdings):
Operating lease right of use asset	$625	$99	$709

Operating lease liabilities - current liabilities	$157	$63	$151
Operating lease liabilities - non-current liabilities	434	33	620
Total operating lease liabilities	$591	$96	$771

NW Holdings:
Operating lease right of use asset	$71,477	$73,145	$73,429

Operating lease liabilities - current liabilities	$1,815	$1,361	$1,514
Operating lease liabilities - non-current liabilities	77,475	78,469	78,965
Total operating lease liabilities	$79,290	$79,830	$80,479

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	September 30,		December 31,
	2023	2022	2022
Weighted-average remaining lease term (years)	16.5	17.5	17.2
Weighted-average discount rate	7.3%	7.3%	7.3%

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $7.8 million, $6.6 million and $6.9 million as of September 30, 2023 and 2022 and December 31, 2022, respectively.

Maturities of operating lease liabilities at September 30, 2023 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2023	$1,801	$44	$1,845
2024	7,307	183	7,490
2025	7,193	176	7,369
2026	7,361	153	7,514
2027	7,538	107	7,645
Thereafter	108,991	12	109,003
Total lease payments	140,191	675	140,866
Less: imputed interest	61,492	84	61,576
Total lease obligations	78,699	591	79,290
Less: current obligations	1,658	157	1,815
Long-term lease obligations	$77,041	$434	$77,475

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,809	$1,759	$5,374	$5,225
Finance cash flows from finance leases	196	92	369	474
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$—	$81	$—
Finance leases	196	6	369	226

Other (NW Holdings):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$54	$12	$132	$24
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$61	$—	$61
Finance leases	11	—	101	—

NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,863	$1,771	$5,506	$5,249
Finance cash flows from finance leases	196	92	369	474
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$61	$81	$61
Finance leases	207	6	470	226

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $2.6 million, $2.3 million and $2.3 million at September 30, 2023 and 2022 and at December 31, 2022, respectively. As of September 30, 2023, December 31, 2022 and September 30, 2022, there were no finance lease liabilities at NW Natural.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees, including officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2022 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the nine months ended September 30, 2023, the final performance factor under the 2021 LTIP was approved and 55,250 performance-based shares were granted under the 2021 LTIP for accounting purposes. As such, NW Natural and other subsidiaries began recognizing compensation expense. In February 2022 and 2023, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2024 and 2025, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of September 30, 2023, and therefore, no expense was recognized for the 2022 and 2023 awards. NW Holdings will calculate the grant date fair value and NW Natural will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2022 and 2023 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2022 and 2023 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of peer group companies over the performance period of three years for each respective award. If the targets were achieved for the 2022 and 2023 awards, NW Holdings would grant for accounting purposes 49,100 and 52,765 shares in the first quarters of 2024 and 2025, respectively.

As of September 30, 2023, there was $0.1 million of unrecognized compensation cost associated with the 2021 LTIP grant, which is expected to be recognized through 2023.

Restricted Stock Units
During the nine months ended September 30, 2023, 45,532 RSUs were granted under the LTIP with a weighted-average grant date fair value of $48.24 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. As of September 30, 2023, there was $3.5 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2027.

9. DEBT

Short-Term Debt
At September 30, 2023, September 30, 2022 and December 31, 2022, short-term debt consisted of the following:

	September 30, 2023		September 30, 2022		December 31, 2022
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$—	—%	$53.0	3.3%	$170.2	4.6%
Other (NW Holdings):
Credit agreement	71.0	6.4%	88.0	4.7%	88.0	5.3%
NW Holdings	$71.0		$141.0		$258.2
(1) Weighted average interest rate on outstanding short-term debt

Long-Term Debt
At September 30, 2023, September 30, 2022 and December 31, 2022, NW Holdings' long-term debt consisted of the following:

	September 30, 2023		September 30, 2022		December 31, 2022
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,414.7	4.7%	$1,134.7	4.5%	$1,134.7	4.5%
NW Holdings credit agreement	100.0	5.5%	100.0	4.1%	100.0	4.2%
NWN Water credit agreement	50.0	5.7%	50.0	4.1%	50.0	4.2%
NWN Water term loan	55.0	4.8%	55.0	3.5%	55.0	2.5%
Other long-term debt	5.8		6.3		6.2
Long-term debt, gross	$1,625.5		$1,346.0		$1,345.9
Less: unamortized debt issuance costs	10.2		8.4		9.0
Less: current maturities	190.7		50.6		90.7
Total long-term debt	$1,424.6		$1,287.0		$1,246.2
(1) Weighted average interest rate for the nine months ended September 30, 2023 and September 30, 2022
(2) Weighted average interest rate for the year ended December 31, 2022

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2023 through 2053 and interest rates ranging from 2.8% to 7.9%. The credit agreements at NW Holdings and NWN Water have maturity dates in 2024 and the NWN Water term loan is due in 2026.

In August 2023, NW Natural retired $50.0 million of FMBs with an interest rate of 3.5%. An additional $40.0 million of FMBs with an interest rate of 5.6% are set to mature in November 2023. No other debt is scheduled to mature in the next 12 months as of September 30, 2023 at NW Natural.

Issuance of Long-Term Debt
In August 2023, NW Natural issued and sold $80.0 million aggregate principal amount of its FMBs, 5.18% Series and $50.0 million aggregate principal amount of its FMBs, 5.23% Series, to certain institutional investors pursuant to the Bond Purchase Agreement. The 5.18% Bonds bear interest at the rate of 5.18% per annum, payable semi-annually on February 4 and August 4 of each year, commencing February 4, 2024, and will mature on August 4, 2034. The 5.23% Bonds bear interest at the rate of 5.23% per annum, payable semi-annually on February 4 and August 4 of each year, commencing February 4, 2024, and will mature on August 4, 2038.

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

In September 2022, NW Holdings entered into an 18-month credit agreement for $100.0 million and borrowed the full amount. The interest rate is based on the Secured Overnight Financing Rate (SOFR). The loan is due and payable on March 15, 2024. The credit agreement prohibits NW Holdings from permitting consolidated indebtedness to be greater than 70% of total capitalization, each as defined therein and calculated as of the end of each fiscal quarter. Failure to comply with this financial covenant would entitle the lenders to accelerate the maturity of the amounts outstanding under the credit agreement. NW Holdings was in compliance with this financial covenant as of September 30, 2023. In December 2022, NW Holdings entered into a swap to fix the interest rate on this debt beginning in January 2023 through the loan's maturity. See "Interest Rate Swap Agreements" below for more detail.

In September 2022, NWN Water entered into an 18-month credit agreement for $50.0 million and borrowed the full amount. The interest rate is based on the SOFR. The loan is due and payable on March 15, 2024. The credit agreement prohibits NWN Water and NW Holdings from permitting consolidated indebtedness to be greater than 70% of total capitalization, each as defined therein and calculated as of the end of each fiscal quarter. Failure to comply with this financial covenant would entitle the lenders to accelerate the maturity of the amounts outstanding under the credit agreement. NWN Water and NW Holdings were in compliance with this financial covenant as of September 30, 2023.

Interest Rate Swap Agreements
NW Holdings and NWN Water entered into interest rate swap agreements with major financial institutions that effectively converted variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. The notional amount, effective date, expiration date and benchmark rate of the swap agreements are shown in the table below:

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	September 30,		December 31,
In thousands	2023	2022	2022
NW Natural:
Gross long-term debt	$1,414,700	$1,134,700	$1,134,700
Unamortized debt issuance costs	(10,147)	(8,229)	(8,823)
Carrying amount	$1,404,553	$1,126,471	$1,125,877
Estimated fair value(1)	$1,176,212	$927,372	$944,383

NW Holdings:
Gross long-term debt	$1,625,545	$1,345,968	$1,345,851
Unamortized debt issuance costs	(10,245)	(8,348)	(8,987)
Carrying amount	$1,615,300	$1,337,620	$1,336,864
Estimated fair value(1)	$1,385,144	$1,133,087	$1,148,395
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

The following table provides the components of net periodic benefit cost (credit) for the pension and other postretirement benefit plans:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$842	$1,022	$27	$34	$2,940	$4,450	$83	$145
Interest cost	5,283	4,260	247	213	15,719	10,945	743	543
Expected return on plan assets	(6,421)	(7,076)	—	—	(19,292)	(19,274)	—	—
Amortization of prior service credit	—	—	—	(15)	—	—	—	(249)
Amortization of net actuarial loss (gain)	139	(1,542)	—	57	418	9,459	—	319
Net periodic benefit cost (credit)	(157)	(3,336)	274	289	(215)	5,580	826	758
Amount allocated to construction	(326)	(496)	(9)	(14)	(1,239)	(1,965)	(29)	(57)
Net periodic benefit cost (credit) charged to expense	(483)	(3,832)	265	275	(1,454)	3,615	797	701
Amortization of regulatory balancing account	675	675	—	—	4,757	4,757	—	—
Net amount charged to expense	$192	$(3,157)	$265	$275	$3,303	$8,372	$797	$701

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Beginning balance	$(6,209)	$(11,010)	$(6,414)	$(11,404)
Amounts reclassified from AOCL:
Amortization of actuarial losses	139	275	418	811
Total reclassifications before tax	139	275	418	811
Tax benefit	(37)	(73)	(111)	(215)
Total reclassifications for the period	102	202	307	596
Ending balance	$(6,107)	$(10,808)	$(6,107)	$(10,808)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made no cash contributions to its qualified defined benefit pension plans during the nine months ended September 30, 2023 or 2022. NW Natural does not expect to make any plan contributions during the remainder of 2023 as a result of adopting the American Rescue Plan Act.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $8.0 million and $7.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended September 30,
	NW Holdings		NW Natural
In thousands	2023	2022	2023	2022
Income tax at statutory rate (federal)	$(6,716)	$(5,533)	$(6,131)	$(5,305)
State income tax	(2,742)	(2,376)	(2,633)	(2,306)
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	1,015	1,232	1,018	1,232
Other, net	151	(81)	39	(76)
Total benefit for income taxes	$(8,292)	$(6,758)	$(7,707)	$(6,455)

Effective income tax rate	25.9%	25.7%	26.4%	25.6%

	Nine Months Ended September 30,
	NW Holdings		NW Natural
In thousands	2023	2022	2023	2022
Income tax at statutory rate (federal)	$13,928	$10,710	$15,723	$11,554
State income tax	5,618	4,298	5,990	4,497
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(2,055)	(2,003)	(2,051)	(2,003)
Other, net	(393)	(370)	(625)	(370)
Total provision for income taxes	$17,098	$12,635	$19,037	$13,678

Effective income tax rate	25.8%	24.8%	25.4%	24.9%

The NW Holdings and NW Natural effective income tax rates for the nine months ended September 30, 2023 compared to the same period in 2022 changed primarily as a result of changes in pre-tax income. See Note 11 in the 2022 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2021 tax year was completed during the second quarter of 2023. There were no material changes to the return as filed. The 2022 and 2023 tax years are subject to examination under CAP.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	September 30,		December 31,
In thousands	2023	2022	2022
NW Natural:
NGD plant in service	$4,096,560	$3,888,092	$3,992,676
NGD construction work in progress	153,231	161,658	78,897
Less: Accumulated depreciation	1,152,952	1,135,965	1,115,690
NGD plant, net	3,096,839	2,913,785	2,955,883
Other plant in service	70,363	69,626	70,368
Other construction work in progress	8,323	5,112	6,606
Less: Accumulated depreciation	22,331	21,435	21,541
Other plant, net	56,355	53,303	55,433
Total property, plant, and equipment, net	$3,153,194	$2,967,088	$3,011,316

Other (NW Holdings):
Other plant in service	$127,721	$66,208	$92,979
Other construction work in progress	12,404	16,632	20,040
Less: Accumulated depreciation	14,685	8,750	9,935
Other plant, net	$125,440	$74,090	$103,084

NW Holdings:
Total property, plant, and equipment, net	$3,278,634	$3,041,178	$3,114,400

NW Natural:
Capital expenditures in accrued liabilities	$21,402	$43,954	$24,584
NW Holdings:
Capital expenditures in accrued liabilities	$22,686	$45,374	$25,318

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

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	September 30,		December 31,	September 30,		December 31,
In thousands	2023	2022	2022	2023	2022	2022
Investments in life insurance policies	$46,870	$49,043	$49,358	$46,870	$49,043	$49,358
Investments in gas reserves, non-current	21,439	23,770	22,970	21,439	23,770	22,970
Investment in unconsolidated affiliates	36,253	23,756	23,376	19,444	8,058	7,782
Total other investments	$104,562	$96,569	$95,704	$87,753	$80,871	$80,110

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2022 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of September 30, 2023. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $4.4 million, $5.5 million, and $5.2 million, which are recorded as liabilities in the September 30, 2023, September 30, 2022, and December 31, 2022 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.4 million, $3.7 million, and $3.4 million as of September 30, 2023, September 30, 2022, and December 31, 2022, respectively. See Note 13 in the 2022 Form 10-K.

Investments in Unconsolidated Affiliates
In December 2021, NW Natural Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. In July 2022, NW Natural Water increased its ownership stake in Avion Water to 40.3% for an additional $1.0 million. In June 2023, NW Natural Water increased its ownership stake in Avion Water to 43.1% for an additional $1.0 million. Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 15,000 customer connections and employing 35 people. The carrying value of the equity method investment is $8.8 million higher than the underlying equity in the net assets of the investee at September 30, 2023 due to equity method goodwill. NW Natural Water's share in the earnings (loss) of Avion Water is included in other income (expense), net.

In 2020, NW Natural began a partnership with BioCarbN to invest in up to four separate renewable natural gas (RNG) development projects that are designed to access biogas derived from water treatment at Tyson Foods’ processing plants, subject to approval by all parties. During the construction phase of the projects, NW Natural determined it is the primary beneficiary and fully consolidates each entity. In January 2022, commissioning of the first project, Lexington Renewable Energy LLC (Lexington), was completed. NW Natural determined it was no longer the primary beneficiary, deconsolidated the variable interest entity and recorded the investment in Lexington as an equity method investment. As of September 30, 2023, NW Natural had an investment balance in Lexington of $7.8 million. NW Natural's share in the earnings (loss) of Lexington is included in cost of gas.

In April 2023, commissioning of the second project, Dakota City Renewable Energy LLC (Dakota City), was completed. NW Natural determined it was no longer the primary beneficiary of Dakota City once the project was commissioned. The investment in the variable interest entity was deconsolidated and recorded as an equity method investment. NW Natural accounts for its interest in Dakota City using the equity method of accounting because NW Natural does not control but has the ability to exercise significant influence over Dakota City's operations after commissioning. There was no gain or loss recognized upon deconsolidation. NW Natural determined the fair value of the investment approximated the carrying value which was primarily comprised of cash and property, plant and equipment. As of September 30, 2023, NW Natural had an investment balance in Dakota City of $11.6 million. NW Natural's share in the earnings (loss) of Dakota City is included in cost of gas.

14. BUSINESS COMBINATIONS

2023 Business Combinations
During the nine months ended September 30, 2023, NWN Water and its subsidiaries acquired the assets of two businesses qualifying as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions was $3.6 million, most of which was preliminarily allocated to property, plant, and equipment, and goodwill. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its water and wastewater service territories and included:
•Pedersen Family, LLC in Washington
•King Water Corporation in Washington

In October 2023, NWN Water completed the acquisition of Rose Valley Water Company. Located in Peoria, Arizona, this water utility serves approximately 2,400 connections. Also in October 2023, NWN Water completed the water services business portion of the Hiland Water asset acquisition. This water and wastewater services business supports approximately 6,400 connections across Oregon. The preliminary allocation of consideration to the acquired assets and assumed liabilities based on their fair value is not yet complete as valuation procedures are pending. Acquisition costs were insignificant and were expensed as incurred.

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
•Aquarius Utilities, LLC in Washington
•Valiant Idaho, LLC (The Idaho Club - Sewer) in Idaho

•Caney Creek in Texas
•Water Necessities, Inc. and Rural Water Co. in Texas

As each of these acquisitions met the criteria of a business combination, a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. The allocation for each of these business combinations is considered preliminary as of September 30, 2023. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used and was made using existing regulatory conditions for net assets. These allocations are considered preliminary as of September 30, 2023, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate the acquired businesses. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period for all acquisitions described above.

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

As a result of all acquisitions completed, total goodwill was $152.4 million, $74.7 million, and $149.3 million as of September 30, 2023, September 30, 2022, and December 31, 2022, respectively. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	September 30,		December 31,
In thousands	2023	2022	2022
Natural gas (in therms):
Financial	1,080,345	1,006,665	852,435
Physical	749,838	672,350	463,254
Foreign exchange	$10,483	$9,905	$7,617

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

NW Natural entered the 2022-23 gas year with forecasted sales volume hedged at approximately 84% in total, including 67% in financial hedges and 17% in physical gas supplies.The total hedged for Oregon was approximately 85%, including 67% in financial hedges and 18% in physical gas supplies. The total hedged for Washington was approximately 79%, including 66% in financial hedges and 13% in physical gas supplies.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	Three Months Ended September 30,
	2023		2022
In thousands	Natural gas commodity	Foreign Exchange	Natural gas commodity	Foreign Exchange
Benefit (expense) to cost of gas	$14,516	$(276)	$(11,626)	$(455)
Operating revenues (expense)	—	—	—	—
Amounts deferred to regulatory accounts on balance sheet	(14,516)	276	11,626	455
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

	Nine Months Ended September 30,
	2023		2022
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(58,741)	$(95)	$32,827	$(528)
Operating revenues (expense)	—	—	—	—
Amounts deferred to regulatory accounts on balance sheet	58,741	95	(32,827)	528
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

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

Realized Gain/Loss
NW Natural realized net losses of $7.5 million and net gains of $145.7 million for the three and nine months ended September 30, 2023, respectively, from the settlement of natural gas financial derivative contracts, whereas, net gains of $16.9 million and $74.0 million were realized for the three and nine months ended September 30, 2022, respectively. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of September 30, 2023 or 2022. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2023 or 2022. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed but could potentially require additional collateral posting by NW Natural in the event of a material adverse change.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $10.1 million and a liability of $48.1 million as of September 30, 2023, an asset of $40.8 million and a liability of $8.5 million as of September 30, 2022, and an asset of $153.3 million and a liability of $3.6 million as of December 31, 2022.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustment for all financial derivatives outstanding to the fair value calculation was $0.3 million, which decreased the liability at September 30, 2023. The net fair value was a liability of $38.0 million, an asset of $32.3 million, and an asset of $149.7 million as of September 30, 2023 and 2022, and December 31, 2022, respectively. No Level 3 inputs were used in our derivative valuations during the nine months ended September 30, 2023, and 2022. See Note 2 in the 2022 Form 10-K.

NW Holdings
NW Holdings and NWN Water entered into interest rate swap agreements with major financial institutions that effectively converted variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. The notional amount, effective date, expiration date and benchmark rate of the swap agreements are shown in the table below:

In millions	Notional Amount	Effective Date	Expiration Date	Fixed Rate
NW Holdings	$100.0	1/17/2023	3/15/2024	4.7%
NWN Water	$55.0	1/19/2023	6/10/2026	3.8%

Unrealized gains and losses related to these interest rate swap agreements are recorded in AOCI on the consolidated balance sheet and totaled $1.1 million and $0.1 million, net of tax, as of September 30, 2023 and December 31, 2022, respectively. There were no amounts reclassified from AOCI to net income during the nine months ended September 30, 2023.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	September 30,		December 31,	September 30,		December 31,
In thousands	2023	2022	2022	2023	2022	2022
Portland Harbor site:
Gasco/Siltronic Sediments	$18,679	$5,556	$9,744	$41,392	$40,740	$42,120
Other Portland Harbor	3,524	2,430	2,634	9,580	8,135	11,270
Gasco/Siltronic Upland site	8,908	8,367	16,067	32,512	33,354	35,457
Front Street site	812	201	457	939	868	879
Oregon Steel Mills	—	—	—	179	179	179
Total	$31,923	$16,554	$28,902	$84,602	$83,276	$89,905

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

The estimated costs for the various sediment remedy alternatives in the draft EE/CA, for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $60.1 million to $350 million. NW Natural has recorded a liability of $60.1 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

In September 2023, the EPA approved the In Situ Stabilization and Solidification (ISS) Work Plan for the ISS field pilot study scheduled for the fall of 2023. Field work on the pilot study is underway. Information obtained from the pilot study will be used to support remedial design of the Gasco sediments project. This resulted in an increase to the liability of $10.1 million.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in July 2020 and was completed in October 2020. The second year of post-construction monitoring was completed in 2022 and demonstrated that the cap was intact and performing as designed. NW Natural has recognized an additional liability of $1.8 million associated with long-term monitoring and post-construction work.

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

The following table presents information regarding the total regulatory asset deferred:

	September 30,		December 31,
In thousands	2023	2022	2022
Deferred costs and interest (1)	$49,899	$47,011	$47,666
Accrued site liabilities (2)	116,469	99,795	118,763
Insurance proceeds and interest	(50,380)	(54,678)	(54,784)
Total regulatory asset deferral(1)	$115,988	$92,128	$111,645
Current regulatory assets(3)	7,047	9,461	7,392
Long-term regulatory assets(3)	108,941	82,667	104,253
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $57 thousand at September 30, 2023, $34 thousand at September 30, 2022, and $43 thousand at December 31, 2022.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three and nine months ended September 30, 2023 and 2022 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2022 Annual Report on Form 10-K, as applicable (2022 Form 10-K).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Diluted earnings (loss) per share - Total(1)	$(0.65)	$(0.56)	$1.37	$1.14
Diluted earnings (loss) per share - NGD segment(2)	(0.66)	(0.66)	1.32	0.97
Diluted earnings per share - NW Holdings - other(2)	0.01	0.10	0.05	0.17
(1) Total Diluted EPS is equal to the sum of Diluted EPS - NGD segment and Diluted EPS - NW Holdings – other.
(2) Non-GAAP financial measure

EXECUTIVE SUMMARY

NW Holdings' financial results and highlights include:
•Reported a net loss of $23.7 million or $0.65 per share (diluted) for the third quarter of 2023, compared to a net loss of $19.6 million or $0.56 per share (diluted) in the prior year;
•Reported net income of $49.2 million or $1.37 per share (diluted) for the first nine months of 2023, compared to net income of $38.4 million or $1.14 per share (diluted) in the prior year;
•Added more than 33,000 gas and water utility connections during the past twelve months for a growth rate of 4.0% at September 30, 2023 mainly driven by strong water acquisitions;
•Received approval in Oregon and Washington for new rates related to the Purchased Gas Adjustment (PGA) mechanism, which includes estimated gas costs for the upcoming winter heating season;
•Invested over $240 million in our utility systems in the first nine months of 2023 in an effort to achieve greater reliability and resiliency; and
•Increased our dividend for the 68th consecutive year to an annual dividend rate of $1.95 per share.

Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended September 30,
	2023		2022		QTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net loss	$(23,687)	$(0.65)	$(19,587)	$(0.56)	$(4,100)

Key quarter-to-date financial highlights for NW Natural include:

	Three Months Ended September 30,
	2023	2022	QTD
In thousands	Amount	Amount	Change
Consolidated net loss	$(21,487)	$(18,806)	$(2,681)
Natural gas distribution margin	$68,932	$61,687	$7,245
THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022.

Consolidated net loss increased $2.7 million at NW Natural primarily due to the following factors:
•$7.6 million increase in operations and maintenance expenses due to higher contract labor, information technology costs, amortization expense related to cloud computing arrangements and the amortization of deferred balances (which is mostly offset in revenues);
•$4.5 million increase in interest expense, net due to higher long-term debt balances; and
•$0.9 million increase in general taxes primarily driven by higher property taxes; partially offset by
•$7.2 million increase in NGD segment margin driven by new rates in Oregon and Washington, actual gas prices that were lower than what was estimated in the 2022-23 PGA and amortization of deferred balances (which is mostly offset in operations and maintenance expenses and interest expense); and
•$3.7 million increase in other income, net primarily due to interest income from invested cash and the equity portion of Allowance for Funds Used During Construction (AFUDC) and lower pension costs.

Consolidated net loss increased $4.1 million at NW Holdings primarily due to the following factors:
•$2.7 million increase in consolidated net loss at NW Natural as discussed above; and
•$1.4 million increase in other net loss primarily reflecting higher interest expense at the holding and water companies.

Key year-to-date financial highlights for NW Holdings include:

	Nine Months Ended September 30,
	2023		2022		YTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net income	$49,228	$1.37	$38,367	$1.14	$10,861

Key year-to-date financial highlights for NW Natural include:

	Nine Months Ended September 30,
	2023	2022	YTD
In thousands	Amount	Amount	Change
Consolidated net income	$55,837	$41,343	$14,494
Natural gas distribution margin	$396,472	$333,797	$62,675

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022.
Consolidated net income increased $14.5 million at NW Natural primarily due to the following factors:
•$62.7 million increase in NGD segment margin driven by new rates in Oregon and Washington, amortization of deferred balances (which is mostly offset in operations and maintenance expenses and interest expense), and actual gas prices that were lower than what was estimated in the 2022-23 PGA and customer growth; and
•$10.9 million increase in other income, net primarily due to interest income from invested cash and the equity portion of AFUDC and lower pension costs; partially offset by
•$30.5 million increase in operations and maintenance expenses due to the amortization of deferred balances, higher contract labor, higher compensation costs, information technology costs, and amortization expense related to cloud computing arrangements;
•$12.7 million increase in interest expense, net due to higher long-term debt balances;
•$5.4 million increase in income tax expense due to higher pre-tax income;
•$5.3 million increase in depreciation expense due to additional capital investments; and
•$4.6 million increase in general taxes primarily driven by higher property taxes.

Consolidated net income increased $10.9 million at NW Holdings primarily due to the following factors:
•$14.5 million increase in consolidated net income at NW Natural as discussed above; partially offset by
•$3.6 million decrease in other net income primarily reflecting higher interest expense at the holding and water companies.

CURRENT ECONOMIC CONDITIONS. We are evaluating and monitoring current economic conditions, which include but are not limited to: inflation, interest rates and rising commodity costs, recessionary pressures, banking environment and risk of further bank failure, heightened cybersecurity awareness, geopolitical uncertainty, including the ongoing conflicts in Europe and the Middle East, and supply chain disruptions. We have enhanced cybersecurity monitoring in response to reports that cybersecurity attacks have increased and may continue to increase. We have experienced some longer lead times on materials, including valves and meter parts, however through advanced planning we are carrying additional levels of inventory to support our operations. Our suppliers may be subject to lack of personnel or disruption in their own supply chain for materials, which could disrupt supplier performance or deliveries, and negatively impact our business. Developers and HVAC suppliers have reported longer lead times for furnaces and other HVAC equipment, which may affect the timing of placing new meters into service particularly those converting to natural gas. However, because any supply chain issues are being experienced by vendors who supply directly to customers and not us, we do not have visibility of and are not able to quantify the number of new meters affected at this time. We are continuing to actively monitor supply chain disruptions, and have formulated and continue to evaluate contingency plans as necessary.

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

See the discussion in "Results of Operations", "Regulatory Matters" and "Financial Condition" below for additional detail regarding all significant activity that occurred during the third quarter of 2023.

DIVIDENDS

Dividend highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
Per common share	2023	2022	2023	2022
Dividends paid	$0.4850	$0.4825	$1.4550	$1.4475	$0.0025	$0.0075

In October 2023, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4875 per share. The dividend is payable on November 15, 2023 to shareholders of record on October 31, 2023, reflecting an annual indicated dividend rate of $1.95 per share.

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

NGD segment highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except EPS data	2023	2022	2023	2022
NGD net income (loss)	$(24,160)	$(23,016)	$47,520	$32,531	$(1,144)	$14,989
Diluted EPS - NGD segment	$(0.66)	$(0.66)	$1.32	$0.97	$—	$0.35
Gas sold and delivered (in therms)	158,694	158,561	858,109	855,500	133	2,609
NGD margin(1)	$68,932	$61,687	$396,472	$333,797	$7,245	$62,675
(1) See Natural Gas Distribution Margin Table below for additional detail.
THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. The primary factors contributing to the $1.1 million increase in NGD net loss were as follows:
•$7.5 million increase in NGD operations and maintenance expenses due to higher contract labor, information technology costs, amortization expense related to cloud computing arrangements and the amortization of deferred balances (which are mostly offset in revenues); and
•$4.5 million increase in interest expense, net primarily due to higher long-term debt balances; partially offset by
•$7.2 million increase in NGD margin due to:
•$4.5 million increase due to new customer rates in Oregon and Washington that went into effect on November 1, 2022;
•$1.1 million increase due to actual gas prices that were lower than what was estimated in the 2022-23 PGA; and
•$1.0 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and ERP upgrades (which is mostly offset in operations and maintenance expenses and interest expense); and
•$3.9 million increase in other income, net driven by interest income from invested cash and the equity portion of AFUDC and lower pension costs;

For the three months ended September 30, 2023, total NGD volumes sold and delivered were relatively flat compared to the same period in 2022 primarily due to average weather in the third quarter of 2023 and 2022.
NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. The primary factors contributing to the $15.0 million, or $0.35 per share, increase in NGD net income were as follows:
•$62.7 million increase in NGD margin due to:
•$41.3 million increase due to new customer rates in Oregon and Washington that went into effect on November 1, 2022;
•$8.0 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and ERP upgrades (which is mostly offset in operations and maintenance expenses and interest expense);
•$6.6 million increase due to actual gas prices that were lower than what was estimated in the 2022-23 PGA;
•$4.2 million increase driven by customer growth; and
•$2.5 million increase due to colder than average weather for customers not covered under the weather normalization mechanism; and
•$11.0 million increase in other income, net driven by interest income from invested cash and the equity portion of AFUDC and lower pension costs; partially offset by
•$30.8 million increase in operations and maintenance expenses due to the amortization of deferred balances (which is mostly offset in revenues), higher contract labor, compensation costs, information technology costs, and amortization expense related to cloud computing arrangements;
•$12.7 million increase in interest expense, net primarily due to higher long-term debt balances;

•$5.3 million increase in income tax expense due to higher pre-tax income; and
•$5.3 million increase in depreciation expense due to additional capital investments in the distribution system, including several significant information technology projects that were placed into service in September 2022.

For the nine months ended September 30, 2023, total NGD volumes sold and delivered increased 2.6 million therms over the same period in 2022 primarily due to 2% colder than average weather in the first nine months of 2023 compared to 3% warmer than average weather in the prior period.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2023	2022	2023	2022	QTD Change	YTD Change
NGD volumes (therms)
Residential and commercial sales	55,555	53,929	509,197	495,303	1,626	13,894
Industrial sales and transportation	103,139	104,632	348,912	360,197	(1,493)	(11,285)
Total NGD volumes sold and delivered	158,694	158,561	858,109	855,500	133	2,609
Operating Revenues
Residential and commercial sales	$98,327	$78,459	$705,016	$552,858	$19,868	$152,158
Industrial sales and transportation	20,828	19,581	73,210	60,380	1,247	12,830
Other distribution revenues	737	351	3,715	1,367	386	2,348
Other regulated services	4,732	4,904	14,167	14,722	(172)	(555)
Total operating revenues	124,624	103,295	796,108	629,327	21,329	166,781
Less: Cost of gas	49,235	36,258	357,530	261,678	(12,977)	(95,852)
Less: Environmental remediation expense	1,032	975	8,547	7,945	(57)	(602)
Less: Revenue taxes	5,425	4,375	33,559	25,907	(1,050)	(7,652)
NGD margin	$68,932	$61,687	$396,472	$333,797	$7,245	$62,675

Margin(1)
Residential and commercial sales	$55,260	$49,799	$349,575	$296,462	$5,461	$53,113
Industrial sales and transportation	7,613	7,067	25,349	24,058	546	1,291
Gain (loss) from gas cost incentive sharing	649	(420)	3,723	(2,868)	1,069	6,591
Other margin	677	339	3,660	1,427	338	2,233
Other regulated services	4,733	4,902	14,165	14,718	(169)	(553)
NGD Margin	$68,932	$61,687	$396,472	$333,797	$7,245	$62,675

Degree days(2)
Average(3)	10	9	1,629	1,640	1	(11)
Actual	—	—	1,658	1,591	—%	4%
Percent colder (warmer) than average weather(4)	NM	NM	2%	(3)%

	As of September 30,
	2023	2022	Change	Growth
NGD Meters - end of period:
Residential meters	726,021	720,846	5,175	0.7%
Commercial meters	68,669	68,587	82	0.1%
Industrial meters	1,064	1,078	(14)	(1.3)%
Total number of meters	795,754	790,511	5,243	0.7%

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
(4)    NM indicates that the calculated value is not meaningful.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands	2023	2022	2023	2022
Volumes (therms)
Residential sales	29,715	28,394	312,155	304,739	1,321	7,416
Commercial sales	25,840	25,535	197,042	190,564	305	6,478
Total volumes	55,555	53,929	509,197	495,303	1,626	13,894
Operating revenues
Residential sales	$63,191	$50,160	$469,356	$374,635	$13,031	$94,721
Commercial sales	35,136	28,299	235,660	178,223	6,837	57,437
Total operating revenues	$98,327	$78,459	$705,016	$552,858	$19,868	$152,158
NGD margin
Residential NGD margin	$38,257	$34,620	$251,036	$214,498	$3,637	$36,538
Commercial NGD margin	17,003	15,179	98,539	81,964	1,824	16,575
Total NGD margin	$55,260	$49,799	$349,575	$296,462	$5,461	$53,113

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Residential and commercial margin increased $5.5 million compared to the prior period. The increase was primarily driven by new customer rates in Oregon and Washington that took effect on November 1, 2022 and 0.7% growth in residential meters. Volumes increased 1.6 million therms due to higher usage by residential customers.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Residential and commercial margin increased $53.1 million compared to the prior period. The increase was primarily driven by new customer rates in Oregon and Washington that took effect on November 1, 2022 and 0.7% growth in residential meters. Volumes increased 13.9 million therms due to higher usage driven by comparatively colder weather.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands	2023	2022	2023	2022
Volumes (therms)
Firm and interruptible sales	20,733	22,606	75,355	75,795	(1,873)	(440)
Firm and interruptible transportation	82,406	82,026	273,557	284,402	380	(10,845)
Total volumes - sales and transportation	103,139	104,632	348,912	360,197	(1,493)	(11,285)
NGD margin
Firm and interruptible sales	$2,897	$2,671	$9,942	$9,561	$226	$381
Firm and interruptible transportation	4,716	4,396	15,407	14,497	320	910
Total margin - sales and transportation	$7,613	$7,067	$25,349	$24,058	$546	$1,291

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Industrial sales and transportation margin increased $0.5 million compared to the prior period primarily driven by new rates in Oregon and Washington that took effect on November 1, 2022, partially offset by lower sales volumes. Volumes decreased 1.5 million therms primarily due to lower usage from multiple customers, most notably in the glass, stone and clay, pulp and paper, chemical manufacturing, and primary metals industries.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Industrial sales and transportation margin increased $1.3 million compared to the prior period primarily driven by new rates in Oregon and Washington that took effect on November 1, 2022, partially offset by lower transportation volumes. Volumes decreased 11.3 million therms primarily due to lower usage from multiple customers, most notably in the chemical manufacturing, primary metals, and food processing industries, partially offset by higher usage from customers in the forest products industry.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands	2023	2022	2023	2022
Cost of gas	$49,235	$36,258	$357,530	$261,678	$12,977	$95,852
Volumes sold (therms)(1)	76,288	76,535	584,552	571,098	(247)	13,454
Average cost of gas (cents per therm)	$0.65	$0.47	$0.61	$0.46	$0.18	$0.15
Gain (loss) from gas cost incentive sharing(2)	$649	$(420)	$3,723	$(2,868)	$1,069	$6,591
(1)This calculation excludes volumes delivered to industrial transportation customers.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2022 Form 10-K.

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Cost of gas increased $13.0 million primarily due to a 38% increase in average cost of gas with the majority of these higher gas costs embedded in the 2022-23 PGA. Volumes sold decreased 0.2 million therms driven by lower usage from industrial customers, partially offset by higher usage from residential customers.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Cost of gas increased $95.9 million primarily due to a 33% increase in average cost of gas and a 2% increase in volumes sold. The majority of these higher gas costs were embedded in the 2022-23 PGA. Volumes sold increased 13.5 million therms driven by comparatively colder weather and customer growth.

Other Regulated Services Margin
Other regulated services margin highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands	2023	2022	2023	2022
North Mist storage services	$4,662	$4,858	$13,987	$14,573	$(196)	$(586)
Other services	71	44	178	145	27	33
Total other regulated services	$4,733	$4,902	$14,165	$14,718	$(169)	$(553)

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Other regulated services margin decreased $0.2 million compared to the prior period. The decrease is due to lower depreciation rates for the North Mist facility beginning November 1, 2022. See Note 7 for information regarding North Mist expansion lease accounting.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Other regulated services margin decreased $0.6 million compared to the prior period. The decrease is due to lower depreciation rates for the North Mist facility beginning November 1, 2022.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except EPS data	2023	2022	2023	2022
NW Natural other - net income	$2,673	$4,210	$8,317	$8,812	$(1,537)	$(495)
Other NW Holdings activity	(2,200)	(781)	(6,609)	(2,976)	(1,419)	(3,633)
NW Holdings other - net income	$473	$3,429	$1,708	$5,836	$(2,956)	$(4,128)
Diluted earnings per share - NW Holdings - other	$0.01	$0.10	$0.05	$0.17	$(0.09)	$(0.12)

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Other net income decreased $1.5 million at NW Natural and $3.0 million at NW Holdings. The decrease at NW Natural was primarily due to lower asset management revenue from favorable market conditions in the prior period that did not recur. The decrease at NW Holdings was driven by higher interest expense at the holding and water companies.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Other net income decreased $0.5 million at NW Natural and $4.1 million at NW Holdings. The decrease at NW Natural was primarily due to lower sales at the appliance retail center. The decrease at NW Holdings was driven by higher interest expense at the holding and water companies, partially offset by a gain recognized from a settlement agreement.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2023	2022	2023	2022	Change	Change
NW Natural	$53,494	$45,858	$179,121	$148,614	$7,636	$30,507
Other NW Holdings operations and maintenance	8,030	4,887	21,039	12,791	3,143	8,248
NW Holdings	$61,524	$50,745	$200,160	$161,405	$10,779	$38,755

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Operations and maintenance expense increased $7.6 million at NW Natural. The increase at NW Natural was driven by the following:
•$2.3 million increase in contract labor for safety and reliability and support for information technology system upgrades;
•$2.1 million increase in information technology licensing costs and maintenance;
•$1.4 million increase in amortization expense related to cloud computing arrangements; and
•$1.1 million increase due to the amortization of deferred balances (which is mostly offset in revenues) primarily related to COVID-19, cybersecurity and information technology system upgrades.

Operations and maintenance expense increased $10.8 million at NW Holdings primarily due to the following:
•$7.6 million increase in operations and maintenance expense at NW Natural as discussed above; and
•$3.1 million increase in other NW Holdings operations and maintenance expense due to costs associated with recently acquired water and wastewater subsidiaries and business development costs at the holding company.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Operations and maintenance expense increased $30.5 million at NW Natural primarily due to the following:
•$7.5 million increase due to the amortization of deferred balances (which is mostly offset in revenues) primarily related to COVID-19, cybersecurity and information technology system upgrades;
•$7.1 million increase in contract labor for safety and reliability and support for information technology system upgrades;
•$6.5 million increase related to higher compensation costs;
•$5.6 million increase in information technology licensing costs and maintenance; and
•$3.9 million increase in amortization expense related to cloud computing arrangements.

Operations and maintenance expense increased $38.8 million at NW Holdings primarily due to the following:
•$30.5 million increase in operations and maintenance expense at NW Natural as discussed above; and
•$8.2 million increase in other NW Holdings operations and maintenance expense primarily due to costs associated with recently acquired water and wastewater subsidiaries and business development costs at the holding company.

Depreciation
Depreciation highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2023	2022	2023	2022	Change	Change
NW Natural	$28,446	$28,201	$88,470	$83,166	$245	$5,304
Other NW Holdings depreciation	1,615	825	4,349	2,399	790	1,950
NW Holdings	$30,061	$29,026	$92,819	$85,565	$1,035	$7,254

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Depreciation expense increased $0.2 million at NW Natural primarily due to additional capital investments in the distribution system, such as installing new mains and services and replacing regulating equipment, as well as upgrading and improving structures.

Depreciation expense increased $1.0 million at NW Holdings, primarily due to a $0.8 million increase in other NW Holdings depreciation related to water and wastewater subsidiaries and a $0.2 million increase at NW Natural as discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Depreciation expense increased $5.3 million at NW Natural primarily due to additional capital investments in the distribution system, such as installing new mains and services and replacing regulating equipment, as well as upgrading and improving structures. In addition, NW Natural placed several significant information technology projects into service in September 2022.

Depreciation expense increased $7.3 million at NW Holdings, primarily due to a $2.0 million increase in other NW Holdings depreciation related to water and wastewater subsidiaries and a $5.3 million increase at NW Natural as discussed above.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2023	2022	2023	2022	Change	Change
NW Natural other income (expense), net	$4,818	$1,161	$11,095	$197	$3,657	$10,898
Other NW Holdings activity	186	475	2,133	711	(289)	1,422
NW Holdings other income (expense), net	$5,004	$1,636	$13,228	$908	$3,368	$12,320

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Other income, net increased $3.7 million at NW Natural primarily due to interest income from invested cash and the equity portion of AFUDC and lower pension costs. Costs related to our defined benefit pension plan for the three months ended September 30, 2023 decreased compared to the prior year due to a decrease in amortization of actuarial losses. Our 2023 pension expense does not include any amortization of losses as the unrecognized losses are within a calculated corridor.

Other income, net increased $3.4 million at NW Holdings driven by the increase at NW Natural discussed above.

Other income (expense), net primarily consists of regulatory interest, pension and other postretirement non-service costs, gains from company-owned life insurance, interest income and donations.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Other income, net increased $10.9 million at NW Natural primarily due to interest income from invested cash and the equity portion of AFUDC and lower pension costs. Costs related to our defined benefit pension plan for the nine months ended September 30, 2023 decreased compared to the prior year due to a decrease in amortization of actuarial losses.

Other income, net increased $12.3 million at NW Holdings driven by the increase at NW Natural discussed above and a $2.7 million gain recognized from a settlement agreement with a third party to settle outstanding receivables, partially offset by contributions to fund community outreach initiatives at NW Holdings.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2023	2022	2023	2022	Change	Change
NW Natural	$15,597	$11,128	$45,236	$32,558	$4,469	$12,678
Other NW Holdings interest expense, net	3,809	1,926	11,440	3,598	1,883	7,842
NW Holdings	$19,406	$13,054	$56,676	$36,156	$6,352	$20,520

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Interest expense, net increased $4.5 million at NW Natural primarily due to higher interest expense on a higher level of long-term debt, partially offset by a lower level of short-term debt.

Interest expense, net increased $6.4 million NW Holdings due to the increase at NW Natural discussed above and higher interest expense on a higher level of long-term debt at NW Holdings and NWN Water.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Interest expense, net increased $12.7 million at NW Natural primarily due to higher interest expense on a higher level of long-term debt, partially offset by a lower level of short-term debt.

Interest expense, net increased $20.5 million at NW Holdings due to the increase at NW Natural discussed above and higher interest expense on a higher level of long-term debt at NW Holdings and NWN Water.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2023	2022	2023	2022	Change	Change
NW Natural income tax (benefit) expense	$(7,707)	$(6,455)	$19,037	$13,678	$(1,252)	$5,359
NW Holdings income tax (benefit) expense	$(8,292)	$(6,758)	$17,098	$12,635	$(1,534)	$4,463

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Income tax benefit increased $1.3 million at NW Natural and $1.5 million at NW Holdings. The increase in income tax benefit is primarily due to a higher pre-tax loss in the current period compared to the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Income tax expense increased $5.4 million at NW Natural and $4.5 million at NW Holdings. The increase in income tax expense is primarily due to higher pre-tax income in the current period compared to the prior year.

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2022 Form 10-K.
Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At September 30, 2023, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation and policy, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

MIST INTERSTATE GAS STORAGE. NW Natural's interstate storage activity at Mist is subject to regulation by the OPUC, WUTC, and the Federal Energy Regulatory Commission (FERC) with respect to, among other matters, rates and terms of service. The OPUC also regulates intrastate storage services at Mist, while FERC regulates interstate storage services at Mist. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in their last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated whenever NW Natural modifies FERC maximum rates.

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

From November 1, 2020 through October 31, 2022, the OPUC authorized rates to customers based on an ROE of 9.4% and a cost of capital of 6.965% with a capital structure of 50% common equity and 50% long-term debt. The OPUC also authorized NW Natural to recover the expense associated with the Oregon Corporate Activity Tax (CAT) as a component of base rates. See "Corporate Activity Tax" in the 2022 Form 10-K.

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

The WUTC Order does not specify the underlying inputs to the cost of capital, including capital structure and return on equity. New rates authorized by the WUTC Order were effective November 1, 2021. In September 2023, NW Natural received a letter of compliance from the WUTC acknowledging that the Year Two rates are no longer subject to review and refund. The WUTC also authorized the recovery of environmental remediation expenses allocable to Washington customers through an Environmental Cost Recovery Mechanism (ECRM) and directed NW Natural to provide federal tax reform benefits to customers. See "Rate Mechanisms - Environmental Cost Deferral and Recovery - Washington ECRM" below.

FERC. NW Natural is required under its Mist interstate storage certificate authority and rate approval orders to file every five years either a petition for rate approval or a cost and revenue study to change or justify maintaining the existing rates for its interstate storage services. On October 12, 2018, NW Natural filed a rate petition with FERC for revised cost-based maximum rates, which incorporated the federal corporate income tax rate. The rates were effective beginning November 1, 2018. NW Natural filed a rate petition with the FERC on August 25, 2023 and the revised rates were effective beginning September 1, 2023.

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

PURCHASED GAS ADJUSTMENT. Rate changes are established for NW Natural each year under purchased gas adjustment (PGA) mechanisms in Oregon and Washington to reflect changes in the expected cost of natural gas commodity purchases. The PGA filings include gas costs for spot purchases, term contract supplies, financial hedges, the production of gas reserves, interstate pipeline demand costs, renewable natural gas and its environmental attributes, including renewable thermal certificates, and temporary rate adjustments, which amortize balances of deferred regulatory accounts.

Included in the 2022-23 PGA, the OPUC and WUTC approved a new customer rate mitigation program to address higher gas costs, which includes a temporary bill credit for NW Natural’s residential customers from November 2022 to March 2023, with deferral of the temporary bill credit to be recovered in warmer months when customers typically see lower bills. As of September 30, 2023, the amount deferred to a regulatory asset related to the bill credit that remains to be collected from customers was approximately $9.7 million. The residual balance at October 31, 2023 will be collected from customers in the 2023-24 PGA year.

In September 2023, NW Natural filed its annual PGAs and received OPUC and WUTC approval in October 2023. PGA rate changes were effective November 1, 2023. Rates may vary between states due to different rate structures, rate mechanisms and hedging policies.

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. As of September 30, 2023, NW Natural's forecasted sales volume was hedged at approximately 78% in total for the 2023-24 gas year, including 63% in financial hedges and 15% in physical gas supplies. The total hedged was approximately 81% in Oregon and 55% in Washington.

For the subsequent two gas years, NW Natural is hedged in total between 20% and 39% for annual requirements, which consists of between 22% and 44% in Oregon and 0% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. We will continue to monitor gas prices as we fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the upcoming PGA year will be included in the Company’s PGA filings in Oregon and Washington.

Under the current PGA mechanism in Oregon, there is an incentive sharing provision whereby NW Natural is required to select each year an 80% deferral or a 90% deferral of higher or lower actual gas costs compared to estimated PGA prices, such that the impact on NW Natural's current earnings from the incentive sharing is either 20% or 10% of the difference between actual and estimated gas costs, respectively. For the 2023-24 and 2022-23 gas years, NW Natural selected the 90% deferral option. Under the Washington PGA mechanism, NW Natural defers 100% of the higher or lower actual gas costs, and those gas cost differences are passed on to customers through the annual PGA rate adjustment.

CLIMATE COMMITMENT ACT. Washington has enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly. The program began January 1, 2023. In October 2023, NW Natural filed a proposed tariff for a CCA cost recovery mechanism with a requested rate effective date of January 1, 2024. Under this mechanism, NW Natural would embed a forecast of CCA costs and difference between forecasted and actual costs in the following year. Additionally, under the proposed tariff, proceeds from the sale of allowances, which is required under the CCA, would be used to offset CCA compliance costs for low-income customers. Any remaining proceeds would benefit other customers through fixed bill credits or use in other carbon reduction programs.

Additionally in October 2023, NW Natural filed a request to modify its approved CCA deferral requesting interest to be accrued based on net cash for the purchase of allowance and recovery from customers. Interest would continue to be accrued on the balance for proceeds received from the sale of allowances.

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2023-24 and 2022-23 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2022, the ROE threshold was 10.40%. NW Natural filed the 2022 earnings test in April 2023, indicating no customer refund adjustment based on results. NW Natural does not expect a customer refund adjustment for 2023 based on results of the earnings test.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of September 30, 2023, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage for assets developed in advance of utility customer needs, and asset management revenues. In January 2023, the OPUC approved the annual 2023 bill credit for Oregon customer’s share of interstate storage and asset management activities totaling approximately $23.5 million. This includes revenue generated for the November 2021 through October 2022 PGA year. Commercial and industrial customers in Oregon received this credit in February 2023, which totaled approximately $10.5 million. Residential customers in Oregon received this credit as a reduction to the temporary rate mitigation adjustment in 2023, and totaled approximately $13.0 million. Credits are given to customers in Washington as reductions in rates through the annual PGA filing in November. Credits to Oregon and Washington customers in 2022 were approximately $41.1 million and $1.5 million, respectively.

Regulatory Proceeding Updates
During 2023, NW Natural was involved in the regulatory activities discussed below. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2022 Form 10-K.

COVID-19 DEFERRAL DOCKETS. During 2020, Oregon and Washington approved our applications to defer certain COVID-19 related costs. Costs that may be recoverable include, but are not limited to, the following: personal protective equipment, cleaning supplies and services, bad debt expense, financing costs to secure liquidity, and certain lost revenue, net of offsetting direct expense reductions associated with COVID-19. As part of the 2022 Oregon general rate case, NW Natural received approval from the OPUC to recover the 2020 and 2021 COVID-19 deferral totaling $10.9 million beginning November 1, 2022 over a two-year period. NW Natural is authorized to recover the 2022 COVID-19 deferral totaling $6.5 million beginning November 1, 2023 through October 31, 2024. In addition, approximately $2.5 million of forgone late fee revenue is authorized to be recognized in future periods as billed. Beginning January 2023, NW Natural is no longer deferring any COVID-19 related costs in Oregon. NW Natural expects to recover its COVID-19 deferrals in Washington in a future proceeding.

LOW INCOME DISCOUNT TARIFF. In July 2022, NW Natural received approval from the OPUC for an income-qualifying residential bill discount program in Oregon. The income threshold for program participation is at or below 60 percent of Oregon state median income (SMI). The program provides a bill discount for income-qualifying residential customers at four discount tier levels based on household income compared to SMI, with higher discounts given for lower income levels. Participating customers can self-certify their income and household size to qualify for the program directly with NW Natural or their local Community Action Agency. The program was available for qualifying customers starting November 1, 2022. Costs for the bill discount program include simultaneous recovery from all customers. Costs for the bill discount program, inclusive of start-up and administrative costs of the program, are recoverable in rates. The amount deferred to a regulatory asset as of September 30, 2023 was approximately $2.3 million.

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

In February 2023, NW Natural filed a request to include its investment in Dakota City Renewable Energy LLC in the approved RNG mechanism effective November 1, 2023. In October 2023, the OPUC approved an all-party settlement that deems the investment to be prudent and allows NW Natural to begin recovering the investment costs and expenses of the facility. The RNG facility began production in April 2023. Under the RNG mechanism, expenses incurred prior to the rate effective date are not recoverable under this rate mechanism. Additionally, recovery is subject to the earnings test requirements under the RNG recovery mechanism. The Dakota City investment is subject to a production risk-sharing mechanism based on the expected per unit of production. NW Natural is required to share 25% of the costs above this threshold.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2022 IRP for both Oregon and Washington on September 23, 2022. The 2022 IRP outlines scenarios of future requirements based on a range of inputs that would provide the least-cost and least-risk resources to meet future demand and environmental compliance obligations. In our most recent filing, we included certain demand and supply side projects that resulted in an action plan which is being evaluated by the WUTC. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP. In August 2023, NW Natural received a letter of compliance from the WUTC acknowledging the 2022 IRP.

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

PIPELINE SECURITY. In May and July 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain owners and operators of natural gas pipeline facilities (including local distribution companies). The first directive requires owners and operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second directive requires entities to implement a significant number of specified cybersecurity controls and processes. The TSA released a third directive renewing the second directive as well as clarifying Operational Technology (OT) scope and providing a risk- and outcome-based framework. The third directive was effective in July 2023 and will expire in July 2024. The TSA is in the process of formulating regulations with the aim of rendering the security directives permanent. NW Natural is currently evaluating and implementing the security directives and related deliverables. NW Natural frequently updates the TSA on its progress on achieving the security directives.

NW Natural filed requests with the OPUC and WUTC to defer the costs associated with complying with the TSA's security directives. As of September 30, 2023, NW Natural has invested approximately $37.7 million in information and operational technology. A majority of the capital investment was included in rate base starting November 1, 2022 in Oregon.

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

WATER UTILITIES. Today NW Natural Water serves more than 164,000 people through over 66,000 connections across five states. In the first quarter of 2023, NWN Water signed a purchase agreement for a water utility with approximately 1,350 connections in Arizona. The purchase agreement was approved by the ACC in September 2023 and the acquisition is expected to close in the fourth quarter of 2023. In the second quarter of 2023, NWN Water signed a purchase agreement for a water and wastewater business with approximately 2,300 connections in Oregon. The purchase agreement was approved by the OPUC in October 2023.

For our regulated water utilities, we have been executing general rate cases.
•In July 2022, Gem State Water Company filed a general rate case with the IPUC and the IPUC allowed rates to go into effect March 1, 2023.
•In February 2023, Salmon Valley Water Company filed a general rate case with the OPUC and received an order for rates to go into effect September 1, 2023.
•In May 2023, Falls Water Company filed a general rate case with the IPUC and requested rates to go into effect prior to the end of 2023.
•In October 2023, Foothills Utilities filed a general rate case with the ACC and requested rates to go into effect at the earliest possible time but no later than November 30, 2024.

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

Washington State
In 2022, Washington comprised approximately 12% of NW Natural’s revenues, as well as 1% and 18% of new meters from commercial and residential customers, respectively. Effective February 1, 2021, building codes in Washington state require new residential homes to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which calculate electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of new home construction incorporating natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. Additionally, the Washington State Building Code Council (SBCC) voted in April 2022 to include updates in the state commercial building energy code that would restrict or eliminate the use of gas space and water heating in new commercial construction. In November 2022, the SBCC voted to include updates to the state residential building energy code that are expected to restrict the use of gas space and water heating in residential construction, with certain exceptions including for natural gas-fired heat pumps and hybrid fuel systems. The SBCC commercial and residential rules were expected to become effective July 1, 2023, but the SBCC delayed implementation and has taken steps to modify those rules. The timeline for implementation of the modified rules, if any, is currently uncertain. The rules are currently subject to legal challenge by a number of utilities, companies and organizations.

Washington has also enacted the CCA, which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly beginning January 1, 2023, resulting in an overall reduction of GHG emissions to 95% below 1990 levels by 2050. The Washington Department of Ecology has adopted rules to create a cap-and-invest program, under which entities, including natural gas and electric utilities, large manufacturing facilities, and transportation and other fuel providers, which are subject to the CCA must either reduce their emissions, purchase qualifying offsets (including RNG) or obtain allowances to cover any remaining emissions. NW Natural is subject to the CCA, has received an order authorizing deferral of CCA costs from the WUTC, and intends to pursue inclusion of CCA compliance costs in rates.

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

In December 2021, the ODEQ concluded its rulemaking process and issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective in January of 2022. The CPP outlines GHG emissions reduction goals of 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. The first three-year compliance period is 2022 through 2024. NW Natural is subject to the CPP, and pursuant to this rule, is required to make its first compliance filing in 2025. We have received an order from the OPUC authorizing deferral of CPP compliance costs and intend to pursue inclusion of those compliance costs in rates. The CPP is currently subject to legal challenge by a number of utilities, companies and organizations, including NW Natural.

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

NW Natural Decarbonization Initiatives & Compliance Actions
Our customers are currently paying less for their natural gas today than they did 15 years ago. We expect that compliance with any form of regulation of GHG emissions, including the CPP in Oregon and CCA in Washington as well as voluntary actions under SB 98 or otherwise, will require additional resources and compliance tools, and will increase costs. The developing and changing implementation guidance for the CCA and CPP, evolving carbon credit markets and other compliance tool options, decades-long timeframes for compliance, likely changing and evolving laws and energy policy, and evolving technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. In September 2022, NW Natural filed its integrated resource plans (IRPs) with the OPUC and WUTC. Those IRPs comprehensively evaluate resource options available to serve NW Natural's customers' energy, capacity and environmental compliance needs. The resolution of the IRP docket informs the resources selected for compliance with the CPP and CCA. While we have modeled compliance with the CCA and CPP in our IRPs, given the recency of the adoption of the final CPP and CCA rules and changing guidance with respect to those rules, the nature of our compliance obligations, the manner in which we intend to comply, and the expected costs of compliance are uncertain and subject to significant change, particularly after the first compliance period, and especially with respect to the CPP, under which programs are still being developed. We intend to pursue inclusion of costs of compliance with the CCA in rates, and currently believe that the costs to comply could increase non-low income residential bills by an estimated 1.5% to 6% in the first year of compliance.

The CPP in Oregon is largely tied to the volume of natural gas consumed and as such, we currently expect that CPP cost impacts will be the lowest among residential customers because they generally consume less, and highest among industrial customers that use significantly higher volumes of natural gas, with cost increases for commercial customers falling between residential and industrial customers. We intend to pursue costs of compliance with the CPP in rates and currently believe those costs could increase non-low income existing customer residential bills by an estimated 1% to 11% in the first compliance period.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	September 30,		December 31,
	2023	2022	2022
Common equity	43.0%	45.6%	46.8%
Long-term debt (including current maturities)	57.0	54.4	53.2
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	September 30,		December 31,
	2023	2022	2022
Common equity	46.1%	50.6%	51.4%
Long-term debt (including current maturities)	53.9	49.4	48.6
Total	100.0%	100.0%	100.0%

As of September 30, 2023 and 2022, and December 31, 2022, NW Holdings' consolidated capital structure included common equity of 42.0%, 43.1% and 42.4%; long-term debt of 49.0%, 49.5% and 45.0%; and short-term debt including current maturities of long-term debt of 9.0%, 7.4% and 12.6%, respectively. As of September 30, 2023 and 2022, and December 31, 2022, NW

Natural's consolidated capital structure included common equity of 46.1%, 49.4%, and 47.9%; long-term debt of 52.4%, 46.2% and 41.6%; and short-term debt including current maturities of long-term debt of 1.5%, 4.4%, and 10.5%, respectively.

Liquidity and Capital Resources
At September 30, 2023 and 2022, NW Holdings had approximately $156.6 million and $108.6 million, and NW Natural had approximately $145.1 million and $11.4 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

ATM Equity Program
In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the three months ended September 30, 2023, NW Holdings issued and sold 475,732 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $18.8 million, net of fees and commissions paid to agents of $0.3 million. During the nine months ended September 30, 2023, NW Holdings issued and sold 955,325 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $40.9 million, net of fees and commissions paid to agents of $0.7 million. As of September 30, 2023, NW Holdings had $69.5 million of equity available for issuance under the program.

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

At September 30, 2023, NW Natural satisfied the ring-fencing provisions described above.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at September 30, 2023. See "Credit Ratings" below and Note 15.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include NW Natural's pension contribution requirements and environmental expenditures. For additional information, see Part II, Item 7 "Financial Condition" in the 2022 Form 10-K.

Gas and Pipeline Capacity Purchase Agreements
NW Natural Renewables is an unregulated subsidiary of NW Natural Holdings established to pursue unregulated renewable natural gas activities. In September 2021, a subsidiary of NW Natural Renewables, NW Natural Ohio Renewable Energy, LLC (Ohio Renewables) and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to partially fund two production facilities that are designed to convert landfill waste gases to RNG (EDL Facilities). The EDL Facilities have been constructed, and testing and commissioning of these facilities is underway, but has been delayed. Upon each of the EDL Facilities achieving full commercial operations, Ohio Renewables is committed to make cash payments of approximately $25 million per facility to partially fund the infrastructure required to condition biogas. Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period. Upon commencement of commercial operations, we currently estimate the amount of RNG purchases based on prices and quantities specified in the agreements to be as follows: approximately $0.4 million in 2023, $10.5 million in 2024, $21.0 million in 2025, $21.0 million in 2026, $27.3 million in 2027 and $589.2 million thereafter.

Gas and Pipeline Capacity Sale Agreements
Ohio Renewables has contracted to sell RNG produced by the EDL Facilities up to certain specified volumes in each of calendar years 2023 through 2026. We currently estimate RNG volumes to be sold pursuant to this agreement to be approximately 3,960,000 MMbtu over the life of the agreement, provided that such amounts of RNG are produced by the EDL Facilities during that period.

Ohio Renewables additionally has contracted to sell a fixed-volume amount of RNG under a long-term agreement with an investment-grade utility beginning in 2025 and extending through 2042. Amounts required to be delivered under this agreement are estimated to be 112,500 MMbtu in 2025, 375,000 MMbtu in 2026, 1,950,000 MMbtu annually in 2027 through 2034, and 2,775,000 MMbtu annually in years 2035 through 2042.

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

At September 30, 2023, September 30, 2022 and December 31, 2022, short-term debt consisted of the following:

	September 30, 2023		September 30, 2022		December 31, 2022
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$—	—%	$53.0	3.3%	$170.2	4.6%
Other (NW Holdings):
Credit agreement	71.0	6.4%	88.0	4.7%	88.0	5.3%
NW Holdings	$71.0		$141.0		$258.2
(1) Weighted average interest rate on outstanding short-term debt

Credit Agreements
NW Holdings
At September 30, 2023, NW Holdings had a $200 million sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million. The maturity date of the agreement is November 3, 2026, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2023 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. At September 30, 2023, September 30, 2022 and December 31, 2022, $71.0 million, $88.0 million and $88.0 million were drawn under the NW Holdings Credit Agreement, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at September 30, 2023 and 2022, with consolidated indebtedness to total capitalization ratios of 58.0% and 56.9%, respectively.

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

NW Holdings had no letters of credit issued and outstanding at September 30, 2023 and 2022.

NW Natural
At September 30, 2023, NW Natural had a sustainability-linked multi-year credit agreement for unsecured revolving loans totaling $400 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of

$600 million. The maturity date of the agreement is November 3, 2026 with an available extension of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2023 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. NW Natural did not have any outstanding balances drawn under this credit facility at September 30, 2023, September 30, 2022 and December 31, 2022.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at September 30, 2023 or 2022. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at September 30, 2023 and 2022, with consolidated indebtedness to total capitalization ratios of 53.9% and 50.6%, respectively.

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

NW Natural had no letters of credit issued and outstanding at September 30, 2023 and 2022. In July 2023, NW Natural issued a $15.0 million letter of credit, which expired in September 2023.

Credit Ratings
NW Holdings has not historically maintained ratings with S&P or Moody's. NW Natural's credit ratings are a factor of liquidity, potentially affecting access to the capital markets including the commercial paper market. NW Natural's credit ratings also have an impact on the cost of funds and the need to post collateral under derivative contracts. The following table summarizes NW Natural's current credit ratings:

	S&P	Moody's
Commercial paper (short-term debt)	A-1	P-2
Senior secured (long-term debt)	AA-	A2
Senior unsecured (long-term debt)	n/a	Baa1
Corporate credit rating	A+	n/a
Ratings outlook	Negative	Stable

In October 2023, S&P revised NW Natural’s ratings outlook from “stable” to “negative.” Also in October 2023, S&P initiated a rating on NW Holdings of A+ with a negative outlook.

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

Long-Term Debt
Issuance of Long-Term Debt
In August 2023, NW Natural issued and sold $80.0 million aggregate principal amount of its FMBs, 5.18% Series and $50.0 million aggregate principal amount of its FMBs, 5.23% Series. The 5.18% Bonds bear interest at the rate of 5.18% per annum, payable semi-annually on February 4 and August 4 of each year, commencing February 4, 2024, and will mature on August 4, 2034. The 5.23% Bonds bear interest at the rate of 5.23% per annum, payable semi-annually on February 4 and August 4 of each year, commencing February 4, 2024, and will mature on August 4, 2038.

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

At September 30, 2023, NW Holdings and NW Natural had long-term debt outstanding of $1,615.3 million and $1,404.6 million, respectively, which included $10.2 million and $10.1 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Natural's long-term debt consists of FMBs with maturity dates ranging from 2023 through 2053, interest rates ranging from 2.8% to 7.9%, and a weighted average interest rate of 4.7%. NW Holdings' long-term debt primarily consists of credit agreements at NW Holdings and NWN Water with maturity dates in 2024 and a term loan at NWN Water due in 2026.

$40.0 million of long-term debt is scheduled to mature over the next twelve months as of September 30, 2023 at NW Natural and $150.7 million at other NW Holdings. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2022 Form 10-K for long-term debt maturing over the next five years.

Interest Rate Swap Agreements
NW Holdings and NWN Water entered into interest rate swap agreements with major financial institutions that effectively convert variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. The notional amount, effective date, expiration date and benchmark rate of the swap agreements are shown in the table below:

In millions	Notional Amount	Effective Date	Expiration Date	Fixed Rate
NW Holdings	$100.0	1/17/2023	3/15/2024	4.7%
NWN Water	$55.0	1/19/2023	6/10/2026	3.8%

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of September 30, 2023. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows
Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

	Nine Months Ended September 30,
In thousands	2023	2022	YTD Change
NW Natural cash provided by operating activities	$294,168	$162,593	$131,575
NW Holdings cash provided by operating activities	$301,503	$165,961	$135,542

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Cash provided by operating activities increased $135.5 million at NW Holdings and $131.6 million at NW Natural. The significant factors contributing to the increase at NW Natural were as follows:
•$67.2 million decrease in accounts receivable due to colder weather in December 2022 and a rate increase effective November 1, 2022;

•$34.7 million decrease in inventories due to a larger volume of gas withdrawn from storage;
•$30.6 million decrease in asset optimization revenue sharing bill credits to customers;
•$21.3 million increase in accrued asset removal obligations; and
•$14.5 million increase in net income; partially offset by
•$19.5 million decrease in the decoupling mechanism; and
•$11.3 million decrease in accounts payable resulting from payments of higher priced gas purchased in December 2022.

The increase in cash provided by operating activities at NW Holdings was primarily driven by the factors discussed above.

NW Natural did not make any cash contributions to its qualified defined benefit pension plans during the nine months ended September 30, 2023 or 2022. NW Natural does not expect to make any plan contributions during 2023. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16 in the 2022 Form 10-K.
Investing Activities

	Nine Months Ended September 30,
In thousands	2023	2022	YTD Change
NW Natural cash used in investing activities	$(219,892)	$(239,277)	$19,385
NW Holdings cash used in investing activities	$(250,520)	$(257,004)	$6,484

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Cash used in investing activities decreased $6.5 million at NW Holdings and $19.4 million at NW Natural. The decrease in cash used in investing activities at NW Natural was primarily due to a decrease in capital expenditures related to two significant information technology projects that were placed into service in the prior year.

The decrease in cash used in investing activities at NW Holdings was primarily driven by lower capital expenditures at NW Natural, partially offset by higher capital expenditures at NWN Water.

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

Financing Activities

	Nine Months Ended September 30,
In thousands	2023	2022	YTD Change
NW Natural cash provided by financing activities	$60,964	$78,952	$(17,988)
NW Holdings cash provided by financing activities	$79,533	$184,193	$(104,660)

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022. Cash provided by financing activities decreased $104.7 million at NW Holdings and $18.0 million at NW Natural. The decrease at NW Natural was attributable to lower cash contributions from NW Holdings and the retirement of long-term debt, partially offset by an increase in long-term debt issuances.

The decrease at NW Holdings was attributable to lower proceeds from common stock issuances, partially offset by changes in short-term debt.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2022 Form 10-K. At September 30, 2023, NW Natural's total estimated liability related to environmental sites is $116.5 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Costs" in the 2022 Form 10-K and Note 16.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the nine months ended September 30, 2023. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2022 Form 10-K.

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
07/01/23-07/31/23	—	—	—	—
08/01/23-08/31/23	—	—	—	—
09/01/23-09/30/23	—	—	—	—
Total	—	$—	2,124,528	$16,732,648
(1)During the quarter ended September 30, 2023, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended September 30, 2023, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended September 30, 2023, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. Effective August 3, 2022, we received NW Holdings Board approval to extend the repurchase program. Such authorization will continue until the program is used, terminated or replaced. For more information on this program, refer to Note 5 in the 2022 Form 10-K.

ITEM 5. OTHER INFORMATION

The following disclosure is intended to satisfy any obligation to provide disclosures pursuant to Items 1.01 and 5.02 of Form 8-K.

On November 1, 2023, the Board of Directors of each of NW Holdings and NW Natural approved and adopted a revised form of Amended and Restated Indemnity Agreement (Revised Indemnity Agreements) to be entered into with each director and executive officer, which will supersede the existing Indemnity Agreements with each director and officer (Existing Indemnity Agreements). The Revised Indemnity Agreements were adopted in order to incorporate certain legal updates and updates that reflect current market indemnification practices. Like the Existing Indemnity Agreements, the Revised Indemnity Agreements provide for indemnification to the fullest extent permitted by law and also alter or clarify the statutory indemnity in the following respects:
•prompt advancement of litigation expenses is provided if the director or officer makes the required affirmation and undertaking;
•the director or officer is permitted to enforce the indemnity obligation in court and the burden is on NW Holdings or NW Natural, as applicable, to prove that the director or officer is not entitled to indemnification;
•indemnity is explicitly provided for judgments and settlements in derivative actions;
•prompt indemnification is provided unless a determination is made that the director or officer is not entitled to indemnification; and
•partial indemnification is permitted if the director or officer is not entitled to full indemnification.

The rights provided under the Revised Indemnity Agreements are in addition to any other rights such directors and officers may be entitled to under NW Holdings’ and NW Natural’s Amended Articles of Incorporation, NW Holdings’ and NW Natural’s Amended and Restated Bylaws, the Oregon Business Corporation Act, or otherwise.

The foregoing description of the Revised Indemnity Agreements is qualified in its entirety by the full forms of Revised Indemnity Agreements, which are filed as Exhibits 10.1 and 10.2 to this Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2023

Exhibit Index
Exhibit Number	Document
4	Twenty-sixth Supplemental Indenture, providing for, among other things, First Mortgage Bonds, 5.18% Series due 2034 and 5.23% Series due 2038, dated as of July 1, 2023, by and between Northwest Natural Gas Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Form 8-K filed August 7, 2023, file No. 1-15973).

10.1	Revised form of Amended and Restated Indemnity Agreement, approved by the Board of Directors of Northwest Natural Gas Company on November 1, 2023.

10.2	Revised form of Amended and Restated Indemnity Agreement, approved by the Board of Directors of Northwest Natural Holding Company on November 1, 2023.

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	November 3, 2023
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Chief Financial Officer, Vice President, Treasurer, and Chief Accounting Officer

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	November 3, 2023
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Chief Financial Officer, Vice President, Treasurer, and Chief Accounting Officer