Form 10-K
period 2023-12-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2024-02-23
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
NORTHWEST NATURAL HOLDING COMPANY	Yes	☐	No	☒	NORTHWEST NATURAL GAS COMPANY	Yes	☐	No	☒
As of the end of the second quarter of 2023, the aggregate market value of the shares of Common Stock of Northwest Natural Holding Company (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2023) held by non-affiliates was $1,534,376,401.

At February 14, 2024, 37,676,740 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northwest Natural Holding Company's Proxy Statement, to be filed in connection with the 2024 Annual Meeting of Shareholders, are incorporated by reference in Part III.

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
Cost of Gas
The delivered cost of natural gas sold to customers, including the cost of gas purchased, gas storage costs, gas reserves costs, gas commodity derivative contracts, pipeline demand costs, seasonal demand cost balancing adjustments, renewable natural gas and its attributes, including renewable thermal certificate costs, and regulatory gas cost deferrals

CPP	Climate Protection Program established by the Environmental Quality Commission of the Oregon Department of Environmental Quality
Decoupling	A natural gas billing rate mechanism, also referred to as a conservation tariff, which is designed to allow a utility to encourage residential and small commercial customers to conserve energy
Degree Day	The number of degrees that the average outdoor temperature falls below or exceeds a base value in a given period of time
Demand Cost	A component in NGD customer rates representing the cost of securing firm pipeline capacity, whether the capacity is used or not
ECRM	Environmental Cost Recovery Mechanism, a billing rate mechanism for recovering prudently incurred environmental site remediation costs allocable to Washington customers through NGD customer billings
Energy Corp	Northwest Energy Corporation, a wholly-owned subsidiary of Northwest Natural Gas Company
EPA	Environmental Protection Agency
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission; the entity regulating interstate storage services offered by the Mist gas storage facility
Firm Service	Natural gas service offered to customers under contracts or rate schedules that will not be disrupted to meet the needs of other customers
FMBs	First Mortgage Bonds
General Rate Case	A periodic filing with state or federal regulators to establish billing rates for utility customers
GHG	Greenhouse gases
Interruptible Service	Natural gas service offered to customers (usually large commercial or industrial users) under contracts or rate schedules that allow for interruptions when necessary to meet the needs of firm service customers
Interstate Storage Services	The portion of the Mist gas storage facility not used to serve NGD customers, instead serving utilities, third-party marketers, and electric generators
IPUC	Public Utility Commission of Idaho; the entity that regulates NW Holdings' regulated water businesses in Idaho with respect to rates and terms of service, among other matters
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
KB	Kelso-Beaver Pipeline, of which 10% is owned by KB Pipeline Company, a subsidiary of NNG Financial Corporation

LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas, the cryogenic liquid form of natural gas. To reach a liquid form at atmospheric pressure, natural gas must be cooled to approximately negative 260 degrees Fahrenheit
LTIP	Long Term Incentive Plan
Moody's	Moody's Investors Service, Inc., credit rating agency
NAV	Net Asset Value
NGD	Natural Gas Distribution, a segment of Northwest Natural Holding Company and Northwest Natural Gas Company that provides regulated natural gas distribution services to residential, commercial, and industrial customers in Oregon and Southwest Washington
NGD Margin	A financial measure used by NW Natural's CODM consisting of NGD operating revenues less the associated cost of gas, revenue taxes, and environmental recoveries
NNG Financial	NNG Financial Corporation, a wholly-owned subsidiary of NW Holdings
NW Holdings	Northwest Natural Holding Company
NW Natural	Northwest Natural Gas Company, a wholly-owned subsidiary of NW Holdings
NW Natural Renewables	NW Natural Renewables Holdings, LLC, a wholly-owned subsidiary of NW Holdings
NWN Energy	NW Natural Energy, LLC, a wholly-owned subsidiary of NW Holdings
NWN Gas Reserves	NWN Gas Reserves LLC, a wholly-owned subsidiary of Energy Corp
NWN Gas Storage	NW Natural Gas Storage, LLC, a wholly-owned subsidiary of NWN Energy
NWN Water	NW Natural Water Company, LLC, a wholly-owned subsidiary of NW Holdings
ODEQ	Oregon Department of Environmental Quality
OPEIU	Office and Professional Employees International Union Local No. 11, AFL-CIO, the Union which represents NW Natural's bargaining unit employees
OPUC	Public Utility Commission of Oregon; the entity that regulates our Oregon natural gas and regulated water businesses with respect to rates and terms of service, among other matters; the OPUC also regulates the Mist gas storage facility's intrastate storage services
PGA	Purchased Gas Adjustment, a regulatory mechanism primarily used to adjust natural gas customer rates to reflect changes in the forecasted cost of gas and differences between forecasted and actual gas costs from the prior year
PHMSA	U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration
PUCT	Public Utility Commission of Texas; the entity that regulates NW Holdings' regulated water and wastewater businesses in Texas with respect to rates and terms of service, among other matters
RNG	Renewable Natural Gas, a source of natural gas derived from organic materials which may be captured, refined, and distributed on natural gas pipeline systems
RNG Hold Co	NW Natural RNG Holding Company, LLC, a wholly-owned subsidiary of Northwest Natural Gas Company
ROE	Return on Equity, a measure of corporate profitability, calculated as net income or loss divided by average common equity. Authorized ROE refers to the equity rate approved by a regulatory agency for use in determining utility revenue requirements
ROR	Rate of Return, a measure of return on utility rate base. Authorized ROR refers to the rate of return approved by a regulatory agency and is generally discussed in the context of ROE and capital structure
RSU	Restricted Stock Unit
RTC	Renewable Thermal Certificate
S&P	Standard & Poor's Financial Services LLC, a credit rating agency and a subsidiary of S&P Global Inc.
Sales Service	Service provided whereby a customer purchases both natural gas commodity supply and transportation from the NGD business
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRRM	Site Remediation and Recovery Mechanism, a billing rate mechanism for recovering prudently incurred environmental site remediation costs allocable to Oregon through NGD customer billings, subject to an earnings test
Therm	The basic unit of natural gas measurement, equal to one hundred thousand British thermal units
Transportation Service	Service provided whereby a customer purchases natural gas directly from a supplier but pays the utility to transport the gas over its distribution system to the customer’s facility
TSA	Transportation Security Administration
U.S. GAAP	Accounting principles generally accepted in the United States of America

WARM	An Oregon billing rate mechanism applied to natural gas residential and commercial customers to adjust for temperature variances from average weather
WUTC	Washington Utilities and Transportation Commission, the entity that regulates our Washington natural gas and regulated water businesses with respect to rates and terms of service, among other matters

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
•the policies and priorities of the officials elected in the 2024 presidential and congressional elections;
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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed at Item 1A “Risk Factors” of Part I and Item 7 and Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, respectively, of Part II of this report.

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

Our mission is to provide safe, reliable and affordable utility services and renewable energy in a sustainable way to better the lives of the communities we serve. We support our mission by following our core values of service ethic, integrity, safety, caring, and environmental stewardship.

NATURAL GAS DISTRIBUTION (NGD) SEGMENT

Both NW Holdings and NW Natural have one reportable segment, the NGD segment, which is operated by NW Natural. NGD provides natural gas service through approximately 799,000 meters in Oregon and southwest Washington. Approximately 88% of customers are located in Oregon and 12% are located in southwest Washington.

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

The following table presents summary meter information for the NGD segment as of December 31, 2023:

	Number of Meters	% of Volumes	% of Margin
Residential	728,915	38%	65%
Commercial	69,273	23%	24%
Industrial	1,062	39%	6%
Other(1)	N/A	N/A	5%
Total	799,250	100%	100%
(1)     NGD margin is also affected by other items, including miscellaneous revenues, gains or losses from NW Natural's gas cost incentive sharing mechanism, other margin adjustments, and other regulated services.

Generally, residential and commercial customers purchase both their natural gas commodity (gas sales) and natural gas delivery services from the NGD business. Industrial and some large commercial customers also purchase transportation, but may buy the gas commodity either from NW Natural or directly from a third-party gas marketer or supplier. Gas commodity cost is primarily a pass-through cost to customers; therefore, profit margins are not significantly affected by an industrial customer's decision to purchase gas from NW Natural or from third parties. Industrial and large commercial customers may also select between firm and interruptible service levels, with firm services generally providing higher profit margins compared to interruptible services.

To help manage gas supplies, tariffs are designed to provide some certainty regarding industrial and commercial customers' volumes by requiring an annual service election, special rates or possible restrictions for changes between elections.

We estimate natural gas was in approximately 63% of single-family residential homes in NW Natural's service territory in 2023. Customer growth in our region comes mainly from the following sources: single-family housing, both new construction and conversions; multifamily housing new construction; and commercial buildings, both new construction and conversions. Single-family new construction has consistently been our largest source of growth. Continued customer growth is closely tied to consumer preference for natural gas, the comparative price of natural gas to electricity and fuel oil, regulations and building codes permitting the use of natural gas in new construction and conversions, and the economic health of our service territory.

Competitive Conditions
In its service areas, the NGD business has no direct competition from other natural gas distributors. However, it competes with other forms of energy in each customer class. This competition among energy suppliers is based on price, efficiency, reliability, performance, preference, perceptions, market conditions, building codes, technology, federal, state, and local energy policy, and environmental impacts.

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

The following table shows the sources of supply projected to be used to satisfy the design day sales for the 2023-24 winter heating season:

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

Diversity of Supply Sources
NW Natural purchases gas supplies primarily from the Alberta and British Columbia provinces of Canada and multiple receipt points in the U.S. Rocky Mountains to protect against regional supply disruptions and to take advantage of price differentials. For 2023, 59% of gas supply came from Canada, with the balance primarily coming from the U.S. Rocky Mountain region. The extraction of shale gas has increased the availability of gas supplies throughout North America. We believe gas supplies available in the western United States and Canada are adequate to serve NGD customer requirements for the foreseeable future. NW Natural continues to evaluate the long-term supply mix based on projections of gas production and pricing in the U.S. Rocky Mountain region as well as other regions in North America.

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

The Mist facility serves NGD segment customers and is also used for non-NGD purposes, primarily for contracts with gas storage customers, including utilities, third-party marketers, and electric generators. Under regulatory agreements with the OPUC and WUTC, gas storage at Mist can be developed in advance of NGD customer needs but is subject to recall when needed to serve such customers as their demand increases. When storage capacity is recalled for NGD purposes it becomes part of the NGD segment. In 2023, the NGD business did not recall additional deliverability or associated storage capacity to serve customer needs. The North Mist facility is contracted for the exclusive use of Portland General Electric, a local electric utility, and may not be used to serve other NGD customers. See "North Mist Gas Storage Facility" below.

Diverse Contract Durations and Types
NW Natural has a diverse portfolio of short-, medium-, and long-term firm gas supply contracts and a variety of contract types including firm and interruptible supplies as well as supplemental supplies from gas storage facilities.

The majority of our gas supply contracts include year-round, winter-only, summer-only, and monthly baseload supplies, and daily spot purchases. We also maintain options to call on additional daily supplies during the winter heating season.

During 2023, a total of 875 million therms were purchased under contracts with durations as follows:

Contract Duration (primary term)	Percent of Purchases
Long-term (one year or longer)	24%
Short-term (more than one month, less than one year)	51
Spot (one month or less)	25
Total	100%

During 2023, there was one supplier that provided 10% or more of the NGD business gas supply requirements. No other individual supplier provided 10% or more of the NGD business gas supply requirements.

Gas Cost Management
The cost of gas sold to NGD customers primarily consists of the following items, which are included in annual Purchased Gas Adjustment (PGA) rates: gas purchases from suppliers; charges from pipeline companies to transport gas to our distribution system; gas storage costs; gas reserves costs; gas commodity derivative contracts; and renewable natural gas and its attributes, including renewable thermal certificates. We expect that costs to comply with Washington's Climate Commitment Act (CCA) and any similar program that may be enacted in our service territory will be included in the cost of gas.

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

Gas Cost Recovery
Mechanisms for gas cost recovery are designed to be fair and reasonable, with an appropriate balance between the interests of customers and NW Natural. In general, natural gas distribution rates are designed to recover the costs of, but not to earn a return on, the gas commodity sold. Risks associated with gas cost recovery are minimized by resetting customer rates annually through the PGA and aligning customer and shareholder interests through the use of sharing, weather normalization, and conservation mechanisms in Oregon. See Part II, Item 7, "Results of Operations—Regulatory Matters" and "Results of Operations—Business Segment—Natural Gas Distribution Operations—Cost of Gas".

Environmental Stewardship
Part of our gas supply strategy is working to reduce the carbon content and the environmental impacts of the energy we deliver. To that end, NW Natural developed and implemented an emissions screening tool that uses Environmental Protection Agency (EPA) data to calculate the relative emissions intensity of gas producer operations and prioritize purchases from lower emitting producers. In 2019, we began using this emissions intensity screening tool alongside other purchasing criteria such as price, credit worthiness and geographic diversity. We view this as a cost-neutral way to reduce carbon emissions associated with our natural gas supply.

NW Natural is focused on taking steps to lower its emissions on behalf of customers by purchasing environmental attributes that are generated by the production of renewable natural gas (RNG). Under Oregon Senate Bill 98, NW Natural can purchase RNG or invest in RNG facilities, which generate these environmental attributes known as Renewable Thermal Certificates (RTCs). In 2019, the Washington State legislature also passed a bill supporting RNG procurement, House Bill 1257. The RTCs work like renewable energy certificates, or RECs, used in electricity markets. RTCs are verified and certified by the Midwest Renewable Energy Tracking System (M-RETS). The M-RETS Renewable Thermal Tracking System issues one RTC for every dekatherm of RNG injected into the gas system. NW Natural enters into contracts for the purchase of RNG and RTCs either through periodic request for proposals or through formal offerings or informal requests. See Part II, Item 7, "Results of Operations—Regulatory Matters".

In addition to purchases of RNG, NW Natural is currently piloting a hydrogen blend in pipelines serving its Sherwood Operations and Training Center. NW Natural has tested a blend of 15% hydrogen and is now testing a blend of 20% hydrogen at that location. Additionally, NW Natural is focused on developing several hydrogen pilots for industrial and commercial customers to support their decarbonization goals.

NW Natural is subject to the requirements of the Washington CCA cap-and-invest program, and could be subject to additional programs currently under consideration in Oregon. NW Natural has modeled pathways to compliance with the CCA in its most recent IRP. While costs associated with each possible compliance pathway differ, we intend to pursue recovery of the costs associated with these programs in rates.

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

NW Natural incurs monthly demand charges related to firm pipeline transportation contracts. These contracts have expiration dates ranging from 2024 to 2061. The largest pipeline agreements are with Northwest Pipeline. NW Natural actively works with

Northwest Pipeline and others to renew contracts in advance of expiration to ensure gas transportation capacity is sufficient to meet customer needs.

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

Natural gas distribution businesses are likely to be subject to greater federal and state regulation in the future. Additional operating and safety regulations from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) are currently under development. In May 2023, PHMSA issued a notice of proposed rulemaking: Gas Pipeline Leak Detection and Repair. The proposed rulemaking includes congressional mandates from the PIPES (Protecting our Infrastructure of Pipelines and Enhancing Safety) Act of 2020 to reduce methane emissions from new and existing gas transmission, distribution, gathering, underground storage, and LNG facilities. In September 2023, PHMSA issued a notice of proposed rulemaking: Safety of Gas Distribution Pipelines and Other Pipeline Safety Initiatives. The proposed rulemaking requires operators to update distribution integrity management programs, emergency response plans, operations and maintenance manuals, and other safety practices.

North Mist Gas Storage Facility
The North Mist gas storage facility began operations in 2019. The North Mist facility provides long-term, no-notice underground gas storage service and is dedicated solely to Portland General Electric (PGE) under a 30-year contract with options to extend up to an additional 50 years upon mutual agreement of the parties. PGE uses the facility to fuel its gas-fired electric power generation facilities.

North Mist includes a reservoir providing 4.1 Bcf of available storage, a compressor station with a contractual capacity of 120,000 dekatherms of gas deliverability per day, no-notice service that can be drawn on rapidly, and a 13-mile pipeline to connect to PGE's Port Westward gas plants in Clatskanie, Oregon.

The facility is included in rate base under an established tariff schedule with revenues recognized consistent with the schedule. Billing rates are updated annually to the forecasted depreciable asset level and forecasted operating expenses.

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

NW Natural
The following businesses and activities are aggregated and reported as other under NW Natural, a wholly-owned subsidiary of NW Holdings:
•5.8 Bcf of the Mist gas storage facility contracted to other utilities, third-party marketers, and electric generators;
•natural gas asset management activities; and
•appliance retail center operations.

Mist Gas Storage
The Mist gas storage facility began operations in 1989. It is a 17.5 Bcf facility with 11.7 Bcf used to provide gas storage for the NGD business. The remaining 5.8 Bcf of the facility is contracted with other utilities, third-party marketers, and electric generators with these results reported in other.

The overall facility consists of seven depleted natural gas reservoirs, 21 injection and withdrawal wells, a compressor station, dehydration and control equipment, gathering lines, and other related facilities. The capacity at Mist provides multi-cycle gas storage services to customers in the interstate and intrastate markets. The interstate storage services are offered under a limited jurisdiction blanket certificate issued by FERC. Under NW Natural's interstate storage certificate with FERC, NW Natural is required to file either a petition for rate approval or a cost and revenue study every five years to change or justify maintaining the existing rates for the interstate storage service. Intrastate firm storage services in Oregon are offered under an OPUC-approved rate schedule as an optional service to certain eligible customers. Gas storage revenues from the 5.8 Bcf are derived primarily from firm service customers who provide energy-related services, including natural gas distribution, electric generation, and energy marketing. The Mist facility benefits from limited competition as there are few storage facilities in the Pacific Northwest region. Therefore, NW Natural has the ability to acquire high-value, multi-year contracts.

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

NW Holdings
These include the following businesses and activities aggregated under NW Holdings:
•NW Natural Water Company, LLC (NWN Water) and its water and wastewater utility operations and water services business;
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

NW Natural Water
NWN Water currently serves an estimated 180,000 people through approximately 73,000 water and wastewater connections across five states. NWN Water continues to grow though customer additions within or near its service territories, and continues to pursue acquisitions. See further discussion about the status of water general rate cases in Part II, Item 7, "Results of Operations—Regulatory Matters—Water and Wastewater Utilities."

The water and wastewater utilities primarily serve residential and commercial customers. Water distribution operations are seasonal in nature with peak demand generally during warmer summer months, while wastewater is less seasonally affected. Entities generally operate in exclusive service territories with no direct competitors. Water distribution customer rates are regulated by state utility commissions while the wastewater businesses we own consist of some state regulated systems and some systems that are not rate regulated by utility commissions.

NWN Water launched its services business in April 2023. This business provides operations and maintenance services to water and wastewater system owners and works to create value by leveraging shared personnel, technology and expertise to support delivery of clean, reliable water at a reasonable cost. Today, NWN Water provides operations and maintenance services to nearly 20,000 connections.

NW Natural Renewables
NW Natural Renewables is an unregulated subsidiary of NW Natural Holdings established to pursue unregulated renewable natural gas activities. In September 2021, a subsidiary of NW Natural Renewables, NW Natural Ohio Renewable Energy, LLC (Ohio Renewables) and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to partially fund two production facilities that are designed to convert landfill waste gases to RNG (EDL Facilities). The EDL Facilities have been constructed, and testing and commissioning of these facilities is underway, but has been delayed. Upon each EDL Facility achieving full commercial operations, Ohio Renewables is committed to make cash payments of approximately $25 million for each facility to partially fund the infrastructure required to condition biogas. Alongside these development agreements, Ohio Renewables and a subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period. The agreements provide that either party may terminate the agreements and related transactions with respect to the subject facility if it does not reach commercial operations and the funding does not close by December 31, 2023, provided the terminating party has not failed to fulfill its obligations under such agreements, including with respect to achieving commercial operations.

Ohio Renewables has contracted to sell RNG produced by the EDL Facilities up to certain specified volumes in each of calendar years 2024 through 2026 to an investment-grade counterparty. Ohio Renewables additionally has contracted to sell a fixed-volume amount of RNG under a long-term agreement with an investment-grade utility beginning in 2025 and extending through 2042.

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

Employees
At December 31, 2023, our workforce consisted of the following:

NW Natural:
Unionized employees(1)	614
Non-unionized employees	600
Total NW Natural	1,214

Other Entities:
Water and wastewater company employees	161
Other	5
Total other entities	166

Total Employees	1,380
(1)     Members of the Office and Professional Employees International Union (OPEIU) Local No. 11, AFL-CIO.

NW Natural's labor agreement with members of OPEIU covers wages, benefits, and working conditions. In November 2019, NW Natural's unionized employees ratified a collective bargaining agreement that took effect on December 1, 2019 and extends to May 31, 2024, and thereafter from year to year unless either party serves notice of its intent to negotiate modifications to the collective bargaining agreement. In September 2023, OPEIU provided a notice of intent to negotiate, and negotiations are currently underway. During calendar year 2023, NW Natural did not incur any work stoppages (strikes or lockouts), and therefore, experienced zero idle days for the year.

Certain subsidiaries may receive services from employees of other subsidiaries. Those services are generally charged to the entity receiving those services. When such services involve regulated entities, those entities receiving services are generally charged rates pursuant to shared services agreements that are filed with the applicable state regulatory commission, as applicable.

Safety
Safety is one of our greatest responsibilities to employees. In managing the business, we strive to foster a safety culture focused on prevention, open communication, collaboration, and a strong service and safety ethic. We believe employee safety is critical to our success. A portion of executives’ compensation is tied to achieving our identified safety metrics, and our Board of Directors regularly reviews company safety metrics and receives reports on matters of health and safety. NW Natural’s health and safety policies and procedures are designed to comply with all applicable regulations, but we also work to go beyond compliance by striving to incorporate information we learn from benchmarking, peer reviews, and industry best practices.

As part of our commitment to employee health and safety, we maintain regular training programs, emergency preparedness procedures, and training and procedures to identify hazards and handle high-risk emergency situations. Employees complete classroom instruction and hands-on, scenario-based training at our training town facility in Oregon that allows employees to experience realistic situations in a controlled environment. We also host natural gas safety training events for ﬁrst responders, which are designed to prepare those first responders and NW Natural field employees to deliver an integrated, seamless response in the event of an emergency that involves or affects the natural gas system. We also implemented a new learning management system that went live in early 2021 and provides more efficiency and flexibility in how we train.

Employee Benefits and Support
To attract employees and meet the needs of our workforce, NW Natural strives to offer competitive compensation and benefits packages to employees. The benefits package options vary depending on type of employee and date of hire. NW Natural continuously looks for ways to support employees’ work-life balance and well-being and this is reflected in physical, mental and financial wellness programs to meet the needs of our employees and help them care for their families. Benefits available to employees during 2023 included, among others: healthcare and other insurance coverages, wellness resources, retirement and savings plans, paid time off programs, and flexible and hybrid work schedules, where possible, employee resource groups, and culture and community-focused resources and opportunities, and employee recognition programs and discounts.

Talent Attraction and Development
In order to implement our business strategy and serve our customers, we depend upon our continuing ability to attract and retain diverse, talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new and increasingly diverse employees as our older workforce retires. A significant portion of our workforce is currently eligible or will reach retirement eligibility within the next five years, and therefore, we are focused on efforts to attract, train, and retain appropriately qualified and skilled workers to prevent loss of institutional knowledge or skills gaps.

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

The OPUC and WUTC have general regulatory authority over NW Natural’s gas business in Oregon and Washington. NW Holdings’ regulated water utility businesses are generally regulated by the public utility commission in the state in which a water business is located. These public utility commissions have broad regulatory authority, including: the rates charged to customers; authorized rates of return on rate base, including ROE; the amounts and types of securities that may be issued by our regulated utility companies, like NW Natural; services our regulated utility companies provide and the manner in which they provide them; the nature of investments our utility companies make; deferral and recovery of various expenses, including, but not limited to, pipeline replacement, environmental remediation and compliance costs, capital, information technology and other investments, commodity hedging expense, and certain employee benefit expenses such as pension costs; transactions with affiliated interests; regulatory adjustment mechanisms such as weather adjustment mechanisms, and other matters. The OPUC also regulates actions investors may take with respect to our utility companies, NW Natural and NW Holdings. Similarly, FERC has regulatory authority over NW Natural’s interstate storage services. Expansion of our businesses generally results in regulation by other regulatory authorities. For example, certain of NW Holdings’ water companies are regulated in Idaho, Texas and Arizona.

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

As companies with regulated utility businesses, we frequently have dockets open with our regulators, including a general rate case filed with the OPUC in December 2023. The regulatory proceedings for these dockets typically involve multiple parties, including governmental agencies, consumer, environmental, and other advocacy groups, and other third parties. Each party advocates for the interests that they represent, which may include lower rates, additional regulatory oversight over the company, limitations on growth or phasing out of the gas system, decisions that favor electrification, or advancing other interests. We cannot predict the timing or outcome of these proceedings, or the effects of those outcomes on NW Holdings’ and NW Natural’s results of operations and financial condition.

REGULATION, COMPLIANCE AND TAXING AUTHORITY RISK. NW Holdings and NW Natural are subject to governmental regulation, and compliance with local, state and federal requirements, including taxing requirements, and unforeseen changes in or interpretations of such requirements could affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings and NW Natural are subject to regulation by federal, state and local governmental authorities. We are required to comply with a variety of laws and regulations and to obtain authorizations, permits, approvals and certificates from governmental agencies in various aspects of our business. Significant changes in federal, state, or local governmental leadership can accelerate or amplify changes in existing laws or regulations, or the manner in which they are interpreted or enforced. For instance, the 2020 United States Presidential election resulted in leadership changes in many federal administrative agencies and resulted in a wide range of new policies, executive orders, rules, initiatives and other changes to fiscal, tax, regulation, environmental, climate and other federal policies, many of which have components that affect the energy sector. The 2024 presidential and congressional elections may result in additional significant changes that may impact NW Natural and NW Holdings. Similarly, we could continue to face significant legislative, regulatory and other policy changes at the state level or in the local jurisdictions in which we operate. In addition, foreign governments may implement changes to their policies, in response to changes to U.S. policy or otherwise. Although we cannot predict the impact, if any, of these changes to our businesses, they could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations. Until we know what policy changes are made and how those changes impact our businesses and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or will be negatively affected by them.

We cannot predict changes in laws, regulations, interpretations or enforcement or the impact of such changes. Additionally, any failure to comply with existing or new laws and regulations could result in fines, penalties or injunctive measures. For example, under the Energy Policy Act of 2005, the FERC has civil authority under the Natural Gas Act to impose penalties for current violations of over $1.5 million per day for each violation. In addition, as the regulatory environment for our businesses increases in complexity, the risk of inadvertent noncompliance may also increase. Changes in regulations, the imposition of additional regulations, and the failure to comply with laws and regulations could negatively influence NW Holdings’ or NW Natural’s operating environment and results of operations. There is uncertainty as to how our regulators will reflect the impact of the legislation and other government regulation in rates. The resulting ratemaking treatment may negatively affect NW Holdings’ or NW Natural’s financial condition and results of operations.

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

REPUTATIONAL RISKS. To the extent that customers, legislators, or regulators have or develop a negative opinion of our businesses, NW Holdings’ and NW Natural’s financial position, results of operations and cash flows could be adversely affected.

A number of factors can affect customers’, legislators’, regulators’, and other third parties’ perception of us or our business including: service interruptions or safety concerns due to failures of equipment or facilities or from other causes, and our ability to promptly respond to such failures; our ability to safeguard sensitive customer information; the timing and magnitude of rate increases; and volatility of rates. Customers', legislators', and regulators' opinions of us can also be affected by media coverage, including social media, which may include information, whether factual or not, that could damage the perception of natural gas, our brand, or our reputation.

Although we believe that natural gas serves an important role in helping our region reduce GHG emissions and move to a resilient lower-carbon energy system, certain advocacy groups have opposed the use of natural gas as a fuel source altogether and have pursued policies that limit, restrict, or impose additional costs on, the use of natural gas in a variety of contexts.

Concerns raised about the use of natural gas include the potential for natural gas explosions or delivery disruptions, methane leakage along production, transportation and delivery systems, and end-use equipment, and contribution of natural gas energy use to GHG emission levels and global warming. Similarly, concerns have also been raised regarding the use of RNG or hydrogen in place of conventional natural gas. In addition, studies and claims by advocacy groups contend that there are detrimental indoor public health effects associated with the use of natural gas, which may also impact public perception. Shifts in public sentiment due to these concerns or others that may be raised may impact further legislative initiatives, regulatory actions, and litigation, as well as behaviors and perceptions of customers, investors, lawmakers, and regulators.

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

Public Health Risk
PUBLIC HEALTH RISK. Public health threats, such as coronavirus (COVID-19) and the resulting economic conditions, or the emergence of other epidemic or pandemic crises, could materially and adversely affect NW Holdings’ and NW Natural’s business, results of operations, or financial condition.

Public health threats, such as resurgences or mutations of COVID-19, could adversely affect our business by, among other things:
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

The ultimate long-term impact of public health threats, such as the resurgence of COVID-19 or other pandemics, on our business cannot be predicted and will depend on factors beyond our knowledge or control, including economic effects, actions taken to mitigate its effects, and the extent to which normal economic and operating conditions can continue. Any of these factors could have an adverse effect on our business, outlook, financial condition, and results of operations and cash flows, which could be significant.

Growth and Strategic Risks
STRATEGIC TRANSACTION RISK. NW Holdings’ and NW Natural’s ability to successfully complete strategic transactions is subject to significant risks, which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations, and cash flows.

From time to time, NW Holdings and NW Natural have pursued and may continue to pursue strategic transactions including mergers, acquisitions, combinations, divestitures, joint ventures, business development projects or other strategic transactions, including, but not limited to, investments in RNG projects on a regulated basis by NW Natural and on a non-regulated basis by NW Holdings, as well as acquisitions by NW Holdings in the water, wastewater and water services, or in the gas or other utility sectors. Any such transactions involve substantial risks, including the following:

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
•there may be difficulties in integration or higher than expected operation costs of new businesses;
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

Business development projects involve many risks. We are currently engaged in several business development projects, including, but not limited to, several water, wastewater, water services and RNG projects, non-regulated investments in RNG projects, and purchasing, marketing and reselling of RNG and its associated attributes. We may also engage in other business development projects such as investments in additional long-term gas reserves, CNG refueling stations, power to gas, power generation, hydrogen projects, carbon capture projects or other similar projects. Our business development activities are subject to uncertainties and changed circumstances and may not reach the scale expected, be successful or perform as anticipated. Additionally, we may not be able to obtain required governmental permits and approvals to complete our projects in a cost-efficient or timely manner, potentially resulting in delays or abandonment of the projects. We could also experience issues such as: technological challenges; ineffective scalability; failure to achieve expected outcomes; unsuccessful business models; startup and construction delays; construction cost overruns; disputes with contractors; the inability to negotiate acceptable agreements such as rights-of-way, easements, construction, gas supply or other material contracts; changes in customer demand, perception or commitment; public opposition to projects; marketing risk and changes in market regulation, behavior or prices, market volatility or unavailability, including markets for RNG and its associated attributes or other environmental attributes; the inability to receive expected tax or regulatory treatment; and operating cost increases. Additionally, we may be unable to finance our business development projects at acceptable costs or within a scheduled time frame necessary for completing the project. Any of the foregoing risks, if realized, could result in business development efforts failing to produce expected financial results and the project investment becoming impaired, and such failure or impairment could have an adverse effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

JOINT PARTNER RISK. Investing in business development projects through partnerships, joint ventures or other business arrangements affects our ability to manage certain risks and could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

We use joint ventures and other business arrangements to manage and diversify the risks of certain development projects and investments, including NW Natural’s gas reserves agreements, certain RNG projects, and certain of NW Holdings’ subsidiaries’ unregulated RNG projects and water platform investments. For example, in 2020, NW Natural began a partnership with BioCarbN to invest up to an estimated $38 million in four separate RNG development projects that access biogas derived from water treatment at Tyson Foods' processing plants, subject to approval by all parties. NW Holdings or NW Natural currently has and may further acquire or develop part-ownership interests in other projects in the future, including but not limited to, natural gas, water, wastewater, water services, RNG, or hydrogen projects. Under these arrangements, we may not be able to fully direct the management and policies of the business relationships, and other participants in those relationships may act contrary to our interests, including making operational decisions that could negatively affect our costs and liabilities. In addition, other participants may withdraw from the project, divest important assets, become financially distressed or bankrupt, be subject to additional regulatory or legal requirements, or have economic or other business interests or goals that are inconsistent with ours. We have in the past and may in the future become involved in disputes with our business partners, which could result in additional cost or divert management’s attention.

NW Natural’s gas reserves arrangements, which operate as a hedge backed by physical gas supplies, involve a number of risks, including: gas production that is significantly less than the expected volumes, or no gas volumes; operating costs that are higher than expected; inherent risks of gas production, including disruption to operations or a complete shut-in of the field; and one or more participants in one of these gas reserves arrangements becoming financially insolvent or acting contrary to NW Natural’s interests. For example, Jonah Energy, the counterparty in NW Natural’s gas reserves arrangement, no longer maintains any company credit ratings. Although NW Natural intends to continue monitoring Jonah Energy’s financial condition and take appropriate actions to preserve NW Natural’s interests, it does not control Jonah Energy’s financial condition or continued performance under the gas reserves arrangement. The cost of the original gas reserves venture is currently included in customer rates and additional wells under that arrangement are recovered at specific costs, the occurrence of one or more of these risks could affect NW Natural’s ability to recover this hedge in rates. Further, new gas reserves arrangements have not been approved for inclusion in rates, and regulators may ultimately determine to not include all or a portion of future transactions in rates. The realization of any of these situations could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

CUSTOMER GROWTH RISK. NW Holdings’ and NW Natural’s NGD margin, earnings and cash flow may be negatively affected if we are unable to sustain customer growth rates in our NGD segment.

NW Natural’s NGD margins and earnings growth have largely depended upon the sustained growth of its residential and commercial customer base due, in part, to the new construction housing market, conversions of customers to natural gas from other energy sources and growing commercial use of natural gas. Building codes recently enacted and others under consideration in our territory may have the effect of reducing our natural gas customer growth rate. For example, effective February 1, 2021, building codes in Washington state require new residential homes to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which calculate electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of new home construction incorporating natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. Additionally, the Washington State Building Code Council (SBCC) voted in April 2022 to include updates in the state commercial building energy code that are expected to restrict or eliminate the use of gas space and water heating in new commercial construction. In November 2022, the SBCC voted to include updates to the state residential building energy code that restrict the use of gas space and water heating in residential construction, with certain exceptions including for natural gas-fired heat pumps and hybrid fuel systems. The SBCC commercial and residential rules were expected to become effective July 1, 2023, but the SBCC delayed implementation and has taken steps to modify those rules. The timeline for implementation of the modified rules, if any, is March, 2024 unless the legislature delays, rejects, or amends the new rules. Certain jurisdictions in Oregon and the State of Oregon are considering similar measures. While we expect these types of codes to be subject to legal challenge, and the new modified SBCC rules are currently subject to legal challenges, we cannot predict the outcome of any such challenge. Insufficient customer growth, for economic, political, public perception, policy, or other reasons could adversely affect NW Holdings’ or NW Natural’s utility margin, earnings and cash flows.

RISK OF COMPETITION. Our NGD business is subject to increased competition which could negatively affect NW Holdings’ or NW Natural’s results of operations.

In the residential and commercial markets, NW Natural’s NGD business competes primarily with suppliers of electricity, fuel oil, and propane. In the industrial market, NW Natural competes with suppliers of all forms of energy. Competition among these forms of energy is based on price, efficiency, reliability, performance, market conditions, technology, federal, state and local governmental regulation, actual and perceived environmental impacts, and public perception. Technological improvements such as electric heat pumps, batteries or other alternative technologies, or building code or other regulations or restrictions affecting the cost or ability to use certain gas appliances, could erode NW Natural’s competitive advantage. If natural gas prices are high relative to other energy sources, or if the cost, environmental impact or public perception of such other energy sources improves relative to natural gas, it may negatively affect NW Natural’s ability to secure new customers or retain our existing customers, which could have a negative impact on our customer growth rate and NW Holdings’ and NW Natural’s results of operations.

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

Operational Risks
OPERATING RISK. Transporting and storing gas and liquid fuels and distributing gas and liquid fuels and, water and wastewater involves numerous risks that may result in accidents and other operating risks and costs, some or all of which may not be fully covered by insurance, and which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

NW Holdings and NW Natural are subject to all of the risks and hazards inherent in the businesses of gas and liquid transmission, distribution and storage, water distribution, and water and wastewater services including:
•earthquakes, wildfires, floods, storms, landslides and other severe weather incidents and natural hazards;
•leaks or losses of gases or liquids, or contamination of gases or liquids by chemicals or compounds, as a result of the malfunction of equipment or facilities or otherwise;
•operator errors or damages from third parties;
•negative performance by our storage reservoirs, facilities, or wells that could cause us to fail to meet expected or forecasted operational levels or contractual commitments to our customers or other third parties;
•problems maintaining, or the malfunction of, pipelines, biodigester facilities, wellbores and related equipment and facilities that form a part of the infrastructure that is critical to the operation of our facilities;

•presence of chemicals or other compounds in the gases or liquids we deliver that could adversely affect the performance of the system or end-use equipment;
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

The safety and protection of the public, our customers and our employees is and will remain our top priority. We are committed to consistently monitoring, maintaining, and upgrading our distribution systems and storage operations to ensure that RNG, natural gas and water is acquired, stored and delivered safely, reliably and efficiently. Natural gas operators are subject to robust, ongoing federal, state and local regulatory oversight, which intensifies in response to incidents. For example, the 2020 Protecting our Infrastructure of Pipelines and Enhancing Safety Act (PIPES Act) prompted PHSMA to issue three new rulemakings impacting transmission lines, gathering lines, and valve automation in response to past incidents in other parts of the country. Proposed rules issued in 2023 by PHMSA include regulations related to the detection and repair of leaks and safety of gas distribution pipelines.

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

RELIANCE ON THIRD PARTIES TO SUPPLY OR OPTIMIZE NATURAL GAS, RNG AND ENVIRONMENTAL ATTRIBUTES OR CREDITS RISK. NW Natural relies on third parties to supply or optimize natural gas, RNG, storage or pipeline capacity, and environmental attributes or credits in its NGD segment, and limitations on NW Natural’s ability to obtain supplies, engage in effective optimization, or failure to receive expected supplies, could have an adverse impact on NW Holdings’ or NW Natural’s financial results.

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

NW Natural also contracts with an independent energy marketing company to provide asset management services regarding storage and pipeline capacity when those assets are not serving the needs of NGD business customers. We may not be able to fully direct these transactions, or the counterparty to these arrangements may act contrary to our interests, become financially distressed or have economic or other business interests or goals that are inconsistent with ours. Failure to effectively optimize our assets could result in a negative impact on NW Holdings' and NW Natural’s financial condition, revenues and results of operations.

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

NW Holdings’ and NW Natural’s ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain diverse, talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new and increasingly diverse employees as our largely older workforce retires. A significant portion of our workforce is currently eligible or will reach retirement eligibility within the next five years, which will require that we attract, train and retain skilled workers to prevent loss of institutional knowledge or skills gaps. We face competition for qualified personnel with specific skillsets. This competition may result in increased pressure on wages or other challenges in recruiting or retaining personnel. Without an appropriately skilled workforce, our ability to provide quality service and meet our regulatory requirements will be challenged and this could negatively impact NW Holdings' and NW Natural’s earnings. Additionally, approximately half of NW Natural workers are represented by the OPEIU Local No. 11 AFL-CIO and are covered by a collective bargaining agreement that extends to May 31, 2024. Disputes with the union representing NW Natural employees over terms and conditions of their agreement, or failure to timely and effectively renegotiate the agreement upon its expiration, could result in instability in our labor relationship or other labor disruptions or work stoppages that could impact the timely delivery of gas and other services from our utility and storage facilities, which could strain relationships with customers and state regulators and cause a loss of revenues. The collective bargaining agreements may also limit our flexibility in dealing with NW Natural’s workforce, and the ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace, which may negatively affect NW Holdings’ and NW Natural’s financial condition and results of operations.

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

ENVIRONMENTAL REGULATION COMPLIANCE RISK. NW Holdings and NW Natural are subject to environmental regulations, compliance with which or failure to comply with, could adversely affect our operations or financial results.

NW Holdings and NW Natural are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local governmental authorities relating to protection of the environment, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and waste, groundwater quality and availability, plant and wildlife protection, the emitting of greenhouse gases, and other aspects of environmental regulation. For example, our natural gas operations are subject to reporting requirements to a number of governmental authorities including, but not limited to, the Environmental Protection Agency (EPA), the Oregon Department of Environmental Quality (ODEQ), and the Washington State Department of Ecology regarding greenhouse gas emissions. We are also required to reduce emissions of GHGs over time in accordance with the Washington Climate Commitment Act. These and other current and future additional environmental regulations at the local, state or national level could result in increased compliance costs or additional operating restrictions, which may or may not be recoverable in customer rates, through insurance or otherwise. If these costs are not recoverable, or if these regulations reduce the desirability, availability, or cost-competitiveness of natural gas, they could have an adverse effect on NW Holdings’ or NW Natural’s operations or financial condition. Furthermore, failure to comply with such laws or regulations could subject us to possible enforcement actions, financial liability or litigation, any of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

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

These and other physical changes could result in disruptions to natural gas production and transportation systems potentially increasing the cost of gas and affecting our natural gas businesses’ ability to procure or transport gas to meet customer demand. These changes could also affect our distribution systems resulting in increased maintenance and capital costs, disruption of service, regulatory actions and lower customer satisfaction. Similar disruptions could occur in NW Holdings’ water utility and unregulated RNG businesses. Additionally, to the extent that climate change adversely impacts the economic health or weather conditions of our service territory directly, it could adversely impact customer demand or our customers’ ability to pay. Such physical risks could have an adverse effect on NW Holdings’ or NW Natural’s financial condition, results of operations, and cash flows.

PUBLIC PERCEPTION AND POLICY RISK. Changes in public sentiment or public policy with respect to natural gas, including through local, state or federal laws or legislation or other regulation (including ballot initiatives, executive orders or regulatory codes) or litigation, could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

There are a number of international, federal, state, and local legislative, legal, regulatory and other initiatives being proposed and adopted in an attempt to measure, control or limit the effects of global warming and climate change, including greenhouse gas (GHG) emissions such as carbon dioxide, nitrous oxide, and methane. Legislation or other forms of public policy or regulation that aim to reduce GHG emissions at the federal, state, or local level have and could continue to take a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, and incentives or mandates to conserve energy, or use renewable energy sources. Federal, state, or local governments may provide tax advantages and other subsidies to support alternative energy sources, withdraw funding from fossil fuel sources, mandate the use of specific fuels or technologies, prohibit the use of natural gas, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. In 2021, the United States rejoined the Paris Agreement on Climate Change, and the United States Presidential administration has issued executive orders aimed at reducing GHG emissions, has declared climate change a national security priority, and continues to consider a wide range of policies, executive orders, rules, legislation and other initiatives to address climate change. For example, the Inflation Reduction Act of 2022 (IRA), was signed into law in August 2022 and includes a number of energy and climate related provisions including funding for the EPA to improve GHG reporting and enforcement, as well as a methane fee applicable to activities associated with gas production and processing facilities, transmission pipelines and certain storage facilities. The U.S. Congress may also pass federal climate change legislation in the future. Additionally, other federal agencies have taken or are expected to take actions related to climate change. For example, in March 2022, the Securities and Exchange Commission (SEC) proposed new rules relating to the disclosure of a range of climate-related matters, PHMSA has prepared regulations and other actions to limit methane emissions and the Commodities Futures Trading Commission (CFTC) has indicated it intends to take actions related to oversight of climate-related financial risks as pertinent to the derivatives and underlying commodities markets. Similarly, other federal agencies and regulations, including but not limited to the Consumer Products Safety Commission, the U.S. Department of Treasury, Federal Acquisitions Regulations, and others have indicated impending actions related to regulation related to climate change.

At the state level, the State of Washington has enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that provides an overall limit for GHG emissions from major sources in the state that began on January 1, 2023 and declines yearly to 95% below 1990 levels by 2050. NW Natural is currently subject to the CCA. Similarly, in Oregon, in March 2020, the Oregon Governor issued an executive order (EO) establishing GHG emissions reduction goals and directing state agencies and commissions (including the ODEQ and the OPUC) to facilitate such GHG emission goals. In December 2021, the ODEQ concluded its process and issued final cap and reduce rules for the Climate Protection Program (CPP), which initially became effective January 1, 2022 and outlined GHG emissions reduction goals of 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. The CPP was subsequently invalidated by the Oregon Court of Appeals in December 2023. Although NW Natural is not currently subject to the compliance requirements of the CPP, the ODEQ has stated that it intends to promulgate new rules covering GHG emissions, and we cannot predict the timing, scope or impact of such rules. We further expect that there will be additional efforts to address climate change in the 2024 legislative sessions in both Oregon and Washington and we cannot predict whether the legislatures will pass any climate related legislation and the potential impact any such legislation may have on the Company. In addition, the State of Washington is in the process of implementing, and the State of Oregon and some local jurisdictions are considering, building codes that could have the effect of disfavoring or disallowing natural gas in residential or commercial new construction or conversions, including locations within our service territory, such the City of Eugene. A number of local and county jurisdictions are also proposing or passing renewable energy resolutions, green tariffs or other measures in an effort to accelerate renewable energy goals.

Such current or future legislation, regulation or other initiatives (including executive orders, ballot initiatives or ordinances) could impose on our natural gas businesses operational requirements or restrictions, additional charges to fund energy efficiency initiatives, or levy a tax based on carbon content. In addition, certain jurisdictions, including San Francisco, Seattle, and New York have enacted measures to ban or discourage the use of new natural gas hookups in residential or other buildings. Other jurisdictions, including several in our service territory, such as the city of Milwaukie, have considered or are currently considering similar restrictions or other measures discouraging the use of natural gas, such as limitations or bans on the use of natural gas in new construction, requiring the conversion of buildings to electric heat, or adopting policies or incentives to encourage the use of electricity in lieu of natural gas. Such restrictions could adversely impact customer growth or usage and could adversely impact our ability to recover costs and maintain reasonable customer rates. In addition, certain states, cities, local jurisdictions and private parties have initiated lawsuits against companies related to climate change impacts, GHG emissions or climate-related disclosures. While NW Natural has not been subject to such litigation to date, such climate-related claims or actions could be costly to defend and could negatively impact our business, reputation, financial condition, and results of operations.

NW Natural believes natural gas has an important role in moving the Pacific Northwest to a lower carbon future, and to that end is developing programs and measures to reduce carbon emissions. However, NW Natural’s efforts may not happen quickly enough to keep pace with legislation or other regulation, legal changes or public sentiment, or may be more costly or not be as effective as expected. Any of these initiatives, or our unsuccessful response to them, could result in us incurring additional costs to comply with the imposed policies, regulations, restrictions or programs, provide a cost or other competitive advantage to energy sources other than natural gas, reduce demand for natural gas, restrict our customer growth, impose costs or restrictions on end users of natural gas, impact the prices we charge our customers, increase the likelihood of litigation, impose increased costs on us associated with the adoption of new infrastructure and technology to respond to such requirements which may or may not be recoverable in customer rates, and could negatively impact public perception of our services or products that negatively diminishes the value of our brand, all of which could adversely affect NW Holdings’ or NW Natural’s business operations, financial condition and results of operations.

Business Continuity and Technology Risks
BUSINESS CONTINUITY RISK. NW Holdings and NW Natural may be adversely impacted by local or national disasters, political unrest, terrorist activities, cyber-attacks or data breaches, and other extreme events to which we may not be able to promptly respond, which could adversely affect NW Holdings’ or NW Natural’s operations or financial condition.

Local or national disasters, political unrest, terrorist activities, cyber-attacks and data breaches, power outages, and other extreme events are a threat to our assets and operations. Companies in critical infrastructure industries face a heightened risk due to being the target of, and having heightened exposure to, acts of terrorism or sabotage, including physical and security breaches of our physical infrastructure and information technology or operational technology systems in the form of cyber-attacks or other forms of attacks. These attacks could, among other things, target or impact our technology or mechanical systems that operate our distribution, transmission or storage facilities and result in a disruption in our operations, damage to our system and inability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of RNG, natural gas or other necessary commodities that could affect our operations. Threatened or actual national disasters or terrorist activities may also disrupt capital or bank markets and our ability to raise capital or obtain debt financing, or impact our suppliers or our customers directly. Local disaster or civil unrest could result in disruption of our infrastructure or facilities, or part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. A slow or inadequate response to events may have an adverse impact on our operations and earnings. We may not be able to maintain sufficient insurance to cover all risks associated with local and national disasters, terrorist activities, cyber-attacks and other attacks or events. Additionally, large scale natural disasters or terrorist attacks could destabilize the insurance industry making the insurance we do have unavailable, which could increase the risk that an event could adversely affect NW Holdings’ or NW Natural’s operations or financial results.

RELIANCE ON TECHNOLOGY RISK. NW Holdings’ and NW Natural’s efforts to integrate, consolidate and streamline each of their operations has resulted in increased reliance on technology, the failure of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings and NW Natural have undertaken, and will continue to undertake, a variety of initiatives to integrate, standardize, centralize and streamline operations. These efforts have resulted in greater reliance on technological tools such as, at NW Natural: an enterprise resource planning system, technology associated with gas operations, a digital dispatch system, an automated meter reading system, a web-based ordering and tracking system, and other similar technological tools and initiatives. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes in a cost-effective manner and to offer, on a timely basis, services that meet customer demands and evolving industry standards. New technologies may emerge that could be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures to remain competitive. We continue to implement technology to improve our business processes and customer interactions. In addition, our various existing information technology systems require periodic modifications, upgrades and/or replacement. For example, NW Natural has recently implemented upgrades to its SAP system and intends to replace its customer information system in the near future.

There are various risks associated with these systems in addition to upgrades and replacements, including hardware and software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, programming mistakes and other inadvertent errors or deliberate human acts. In addition, we are dependent on a continuing flow of important components and appropriately skilled individuals to maintain and upgrade our information technology systems. Our suppliers have faced disruptions due to COVID-19 and may face additional production or import delays due to natural disasters, strikes, lock-outs, political unrest, pandemics or other such circumstances. Technology services provided by third-parties also could be disrupted due to events and circumstances beyond our control which could adversely impact our business, financial condition and results of operations.

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

Although we take precautions to protect our technology systems and are not aware of any material security breaches to date, there is no guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems, including our operational technology and information technology systems, are adequate to safeguard against all security breaches or other cyberattacks. Additionally, the facilities and systems of clients, suppliers and third-party service providers also could be vulnerable to cyber risks and attacks, and such third party systems may be interconnected to our systems. Therefore, an event caused by cyberattacks or other malicious act at an interconnected third party could impact our business and facilities similarly. As these potential cyber security attacks become more common and sophisticated, we could be required to incur costs to strengthen our systems or maintain insurance coverage against potential losses. Moreover, a variety of regulatory agencies are increasingly focused on cybersecurity risks, and specifically in critical infrastructure sectors. For example, the Transportation Security Administration (TSA) has published security directives and is currently in the process of implementing formal rules mandating cybersecurity actions for critical pipeline owners and operators. Failure to meet the requirements of these directives or other cybersecurity regulations could result in fines or other penalties. We are continuing to evaluate the potential costs of implementation of these directives, and there is no assurance that we will be able to continue to recover in rates costs associated with such compliance.

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

Until NW Natural closed the pension plans to new hires, which for non-union employees was in 2006 and for union employees was in 2009, it provided pension plans and postretirement healthcare benefits to eligible full-time utility employees and retirees. Approximately 28% of NW Natural’s current utility employees were hired prior to these dates, and therefore remain eligible for these plans. Other businesses we acquire may also have pension plans. The costs to NW Natural, or the other applicable businesses we may acquire, for providing such benefits is subject to change in the market value of the pension assets, changes in employee demographics including longer life expectancies, increases in healthcare costs, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used to calculate our future pension and postretirement healthcare expenses may differ materially from actual results due to significant market fluctuations and changing withdrawal rates, wage rates, interest rates and other factors. These differences may result in an adverse impact on the amount of pension contributions, pension expense or other postretirement benefit costs recorded in future periods. Sustained declines in equity markets and reductions in bond rates may have a material adverse effect on the value of the pension fund assets and liabilities. In these circumstances, NW Natural may be required to recognize increased contributions and pension expense earlier than it had planned to the extent that the value of pension assets is less than the total anticipated liability under the plans, which could have a negative impact on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

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

In addition, our actual business requirements and available resources may vary from forecasts, which are used as the basis for hedging decisions and could cause our exposure to be more or less than anticipated. Moreover, if NW Natural’s derivative instruments and hedging transactions do not qualify for regulatory deferral or hedge accounting treatment under U.S. GAAP, NW Holdings’ or NW Natural’s results of operations and financial condition could be adversely affected.

NW Holdings and NW Natural also have credit and performance exposure to derivative counterparties. Counterparties owing NW Holdings, NW Natural or their respective subsidiaries money, physical natural gas, RNG or environmental attributes could breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements to meet our normal business requirements. In that event, NW Holdings’ or NW Natural’s financial results could be adversely affected. Additionally, under most of NW Natural’s hedging arrangements, a downgrade of its senior unsecured long-term debt credit rating could allow its counterparties to require NW Natural to post cash, a letter of credit or other form of collateral, which would expose NW Natural to additional costs and may trigger significant increases in borrowing from its credit facilities or equity contribution needs from NW Holdings, if the credit rating downgrade is below investment grade. Further, based on current interpretations, each of NW Holdings, NW Natural and NWN Water is not considered a "swap dealer" or "major swap participant" in 2023, so we are exempt from certain requirements under the Dodd-Frank Act. If we are unable to claim this exemption, we could be subject to higher costs for our derivatives activities, and such higher costs could have a negative impact on NW Holdings’ and NW Natural’s operating costs and financial results.

GAS PRICE RISK. Higher natural gas commodity prices and volatility in the price of gas may adversely affect NW Natural’s NGD business, whereas lower gas price volatility may adversely affect NW Natural’s gas storage business, negatively affecting NW Holdings’ and NW Natural’s results of operations and cash flows.

The cost of natural gas is affected by a variety of factors, including weather, changes in demand, the level of production and availability of natural gas supplies, transportation constraints, availability and cost of pipeline capacity, federal, state and local energy and environmental policy, regulation and legislation, natural disasters and other catastrophic events, national and worldwide economic and political conditions, and the price and availability of alternative fuels. In 2022 and 2023 there was increased pricing and volatility in the current and forward gas markets. At NW Natural, the cost we pay for natural gas is generally passed through to customers through an annual PGA rate adjustment. If gas prices were to increase significantly and remain higher, it could raise the cost of energy to NW Natural’s customers, potentially causing those customers to conserve or switch to alternate sources of energy. Sustained significant price increases could also cause new home builders and commercial developers to select alternative energy sources. Decreases in the volume of gas NW Natural sells could reduce NW Holdings or

NW Natural’s earnings, and a decline in customers could slow growth in future earnings. Additionally, notwithstanding NW Natural’s current rate structure, higher gas costs could result in increased pressure on the OPUC or the WUTC to seek other means to reduce NW Natural’s rates, which also could adversely affect NW Holdings’ and NW Natural’s results of operations and cash flows.

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

NW Holdings’ and NW Natural’s ability to obtain adequate and cost effective short-term and long-term financing depends on maintaining investment grade credit profiles, perceptions of our business in capital markets, and the existence of liquid and stable financial markets. NW Holdings relies on access to equity, debt, and bank markets to finance equity contributions to subsidiaries and other business requirements. NW Natural relies on access to capital and bank markets, including commercial paper and bond markets, to finance its operations, construction expenditures and other business requirements, and to refinance maturing debt that cannot be funded entirely by internal cash flows. Disruptions in capital markets, including but not limited to, pandemics, political unrest, inflationary pressures, recessionary pressures, or rising interest rates could adversely affect our ability to access short-term and long-term financing or refinance maturing indebtedness. Our access to funds under committed credit facilities, which are currently provided by a number of banks, is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions in the bank or capital financing markets as a result of economic uncertainty, changing or increased regulation of the financial sector, or failure of major financial institutions, or disruptions in credit markets, could adversely affect NW Holdings’ and NW Natural’s access to capital and negatively impact our ability to run our businesses, achieve NW Natural’s authorized rate of return, and make strategic investments.

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

We review the carrying value of goodwill annually or whenever events or changes in circumstances indicate that such carrying value may not be recoverable. A goodwill impairment analysis begins with a qualitative analysis of events and circumstances. If the qualitative assessment indicates that the carrying value may be at risk, we will perform a quantitative assessment and recognize a goodwill impairment for any amount in which the fair value of a reporting unit exceeds its fair value. NW Holdings' total goodwill was $163.3 million as of December 31, 2023 and $149.3 million as of December 31, 2022. All of our goodwill is related to water and wastewater acquisitions. There have been no impairments recognized for the water and wastewater acquisitions to date. Any impairment charge taken with respect to our long-lived assets or goodwill could be material and could have a material effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

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

ECONOMIC RISK. Changes in the economy and in the financial markets may have a negative impact on our financial condition and results of operations.

If an economic slowdown occurs, our financial condition, results of operations, and cash flows could be adversely affected. Moreover, fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. Changes in economic activity in our markets and in global financial markets can result lower demand for energy, increased incidence of customers’ inability to pay or delay in paying utility bills or increase in customer bankruptcies, less new housing construction or fewer conversions to natural gas, higher levels of residential foreclosures or vacancies, uncertainty regarding energy prices and the capital and commodity markets, increased credit risk and supply chain uncertainty. We are evaluating and monitoring current economic conditions, which include but are not limited to: inflation, interest rates and rising commodity costs, recessionary pressures, banking environment and risk of further bank failure, heightened cybersecurity awareness, geopolitical uncertainty, including the ongoing conflicts in Europe and the Middle East, and supply chain disruptions. These and other macroeconomic conditions may adversely impact the markets in which we operate and could cause the local, national or global economy to enter a period of recession. We cannot predict the timing, strength, or duration of any future economic slowdown or recession. If the economy or the markets in which we operate decline from present levels, it may have an adverse effect on our business, financial condition, and results of operations.

WEATHER RISK. Warmer than average weather may have a negative impact on our revenues and results of operations.

We are exposed to weather risk in our natural gas business, primarily at NW Natural. A majority of NW Natural’s gas volume is driven by gas sales to space heating residential and small commercial customers during the winter heating season. Current NW Natural rates are based on an assumption of average weather. Warmer than average weather typically results in lower gas sales. Colder weather typically results in higher gas sales. Although the effects of warmer or colder weather on utility margin in Oregon are expected to be mitigated through the operation of NW Natural’s weather normalization mechanism, weather variations from normal could adversely affect utility margin because NW Natural may be required to purchase more or less gas at spot rates, which may be higher or lower than the rates assumed in its PGA. Additionally, extreme weather events, such as those that occurred in February 2021 and January 2024 can result in the purchase of higher levels of gas at significantly higher spot rates. Also, a portion of NW Natural’s Oregon residential and commercial customers (usually less than 10%) have opted out of the weather normalization mechanism, and approximately 12% of its customers are located in Washington where it does not have a weather normalization mechanism. These effects could have an adverse effect on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

Water Business Risks
WATER SECTOR BUSINESS. NW Holdings' water, wastewater and water services businesses are subject to a number of risks in addition to the risks described above.

Although the water businesses are not currently expected to materially contribute to the results of operations of NW Holdings, these businesses are subject to risks, in addition to those described above, including:
•contamination of water supplies, including water provided to customers with naturally occurring or human-made substances or other hazardous materials, or disruptions to water treatment processes;
•interruptions in water supplies and service, weather conditions, natural disasters and droughts;
•insufficient water supplies, limitations on or disputes with respect to water rights or supplies, or the inability to secure water rights or supplies at a reasonable cost;
•disruptions to the wastewater collection and treatment process;
•reliance on third parties for water supplies and transportation of such water supplies;
•the ability to attract and retain customers to our water services business and competition for customers’ business;
•conservation efforts by customers;
•regulatory and legal requirements, including environmental, health and safety laws and regulations;
•operational risks, including customer and employee safety; and
•the outcome of rate cases and other regulatory proceedings.
Significant losses, liabilities or impairments arising from these businesses may adversely affect NW Holdings' financial position or results of operations.

INVESTMENT RISK. NW Holdings’ expectations with respect to the financial results of its investments in water, wastewater and water services operations are based on various assumptions and beliefs that may not prove accurate, resulting in failures or delays in achieving expected returns or performance.

NW Holdings’ expansion into the water sector is an important component of its growth strategy. Although NW Holdings expects its water and wastewater utility operations and water services businesses will result in various benefits, including expanding customer bases, providing investment opportunities through infrastructure development and enhancing regulatory relationships within the local communities served, NW Holdings may not be able to realize these or other benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner intended and whether costs to finance the acquisitions and investments will be consistent with expectations, as well as whether investments in the water sector can reach scale in a reasonable period of time. Events outside of our control, including but not limited to regulatory changes or developments, could adversely affect our ability to realize the anticipated benefits from building NW Holdings’ water platform. The integration of newly acquired water businesses, particularly over noncontiguous geographic regions, may be unpredictable, subject to delays or changed circumstances, and such businesses may not perform in accordance with our expectations. In addition, anticipated costs, level of management’s attention and internal resources to achieve the integration of or operate the acquired businesses may differ significantly from our current estimates resulting in failures or delays in achieving expected returns or performance. We have previously acquired, and from time to time may make further investments in unregulated businesses on the water platform, including wastewater and water services businesses, which may result in additional uncertainty or volatility of earnings from these businesses. If NW Holdings' expectations regarding the financial results of its investments in water operations prove to be inaccurate, it may adversely affect NW Holdings' financial position or results of operations.

Non-Regulated RNG Risks
INVESTMENT RISK. NW Holdings’ expectations with respect to the financial results of its investments in non-regulated RNG investments are based on various assumptions and beliefs that may not prove accurate, resulting in failures or delays in achieving expected returns.

NW Holdings’ expansion into the non-regulated RNG business is an important component of its growth strategy. Although NW Holdings expects this expansion will result in various benefits, including providing cost-effective solutions to decarbonize the utility, commercial, industrial and transportation sectors, NW Holdings may not be able to realize these or other benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the investments can be made at an expected scale, whether the investments can be monetized in the manner intended, and whether costs to finance the investments will be consistent with expectations. Events outside of our control, including but not limited to market or regulatory changes or developments, could adversely affect our ability to realize the anticipated benefits from building NW Holdings’ non-regulated RNG platform. The establishment and growth of a non-regulated RNG business may be unpredictable, subject to uncertainties or changed circumstances, and such business may not perform in accordance with our expectations. In addition, anticipated costs, level of management’s attention and internal resources to achieve the integration of the acquired investments may differ significantly from our current estimates resulting in failures or delays in achieving expected returns or performance. As part of our business model, we may purchase RNG from third parties in a variety of structures, including on a volumes-produced basis. Conversely, we may sell RNG in a variety of structures, including on a fixed-volume basis. This model could result in a mismatch between our purchased RNG portfolio and RNG volumes we have contracted to sell at any one time, which could result in our obligation to procure additional RNG at then-market prices or to pay damages to satisfy RNG sales contracts to which we are a party, which amounts could be significant. For example, the RNG purchase contract between Ohio Renewables and a subsidiary of EDL is on a volumes-produced basis, whereas Ohio Renewables’ contract for the sale of RNG from 2025 through 2042 is a fixed-volume contract. We could additionally experience technological challenges; ineffective scalability or inability to achieve production volumes consistent with our expectations and marketing arrangements; construction delays or cost overruns; disputes with third party business partners; risks related to markets for RNG and its associated attributes (including changes in market regulation, behavior, or prices); the inability to receive expected tax or regulatory treatment; unsuccessful business models; or unexpected operating costs. If NW Holdings’ expectations regarding the financial results of its investments in non-regulated RNG prove to be inaccurate, it may adversely affect NW Holdings’ financial position or results of operations.

RENEWABLES BUSINESS RISK. NW Natural Renewables is an unregulated subsidiary of NW Holdings established to pursue unregulated renewable natural gas activities. These activities are subject to a number of risks in addition to the risks described above.

Our Renewables business is subject to risks, in addition to those described above, including:
•unpredictable production levels or performance or gas quality below expected levels, which may impact our ability to accept or deliver RNG under our contractual agreements;
•construction risks or delays, including due to inclement weather, supply chain or labor disruptions or otherwise;
•cost overruns and the need to commit more capital than initially budgeted as a result of environmental, construction, technological or other complications;
•weather conditions;
•changes in energy commodity prices, including pricing of, and volatility in markets for, RNG and its associated attributes;
•equipment failure, difficulties or delays in repairing or replacing equipment, technical difficulties or otherwise higher than expected operating costs;

•regulatory, policy, and legal requirements, including environmental, health and safety laws and regulations or regulations that may impact the value of RNG and its associated attributes or our ability to deliver RNG in the manner contemplated under our contractual arrangements;
•changes to laws or policies that may reduce demand for, or desirability of, RNG or its associated attributes;
•reliance on third parties, including for pipeline interconnection and for a sufficient supply of waste for conversion to RNG;
•catastrophic events such as fires, explosions, earthquakes, droughts, acts of terrorism and other force majeure events that may impact the Renewables business, its customers, suppliers, or other business partners; and
•failures or delays in obtaining necessary land rights, permits, approvals or other consents required to construct and operate projects.

Significant losses, liabilities or impairments arising from these businesses may adversely affect NW Holdings' financial position or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 1C. CYBERSECURITY

Processes of Addressing Cybersecurity Threats
Cybersecurity is critical to our business. As an energy infrastructure company, we face a variety of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, that target critical infrastructure sectors. We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. The process is supported by management and overseen by our board of directors.

One of the tools used by management and our Board of Directors in managing business risks is an annual enterprise risk management (ERM) assessment to identify and manage key existing and emerging risks our company faces. Our ERM process is designed to identify significant risks relevant to the company and assess the characteristics and circumstances of the risks to identify both the potential impacts to our company of a particular risk and the velocity with which the risk may manifest. Cybersecurity is among the risks identified in our ERM assessment and has been embedded in the Company’s operating procedures, internal controls and information systems.

In addition to our overall ERM process, we have developed and implemented a cybersecurity risk management program and processes intended to detect, assess, manage, and develop resiliency against material risks from cybersecurity threats. Our cybersecurity program utilizes a risk-based approach and includes written cybersecurity and information technology processes and procedures, including a cybersecurity incident response plan that involves procedures for responding to cybersecurity incidents. We design and assess our program informed by various cybersecurity frameworks, such as the National Institute of Standards and Technology (NIST) and leverage a widely-adopted risk assessment model to identify, measure and prioritize cybersecurity and technology risks. The goal of our program is to prevent, identify, escalate, investigate, resolve and recover from identified incidents and security incidents in a timely manner.

Our cybersecurity program also incorporates intelligence sharing capabilities about emerging threats within the utility industry and other industries through collaboration with peer companies and specialized consultants and advisors, public-private partnerships with government intelligence agencies, including the FBI, CISA, and the Department of Energy Office of Cybersecurity, Energy Security and Emergency Response, and geopolitical briefings. We also leverage third-party benchmarking, the results from regular internal and third-party audits, technology partner resources, threat intelligence feeds, and other similar resources to inform our cybersecurity processes and allocate resources.

Beginning in May 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two directives, with several updates, applicable to certain owners and operators of pipeline facilities, including NW Natural. These directives cumulatively required owners and operators to implement cybersecurity incident reporting to the DHS, designate two cybersecurity coordinators, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies; implement a significant number of specified cyber security controls and processes; and clarifying Operational Technology (OT) scope and providing a risk- and outcome-based framework. We made significant additional and accelerated investments in cybersecurity in response to the TSA directives.

Our cybersecurity program has several fundamental tenants, including security governance, cybersecurity risk management, compliance, defensibility, zero-trust architecture and cloud security. We utilize multilayered defenses and continuous monitoring with data analytics to detect anomalies and search for cyber threats in our system.

Key components of our cybersecurity risk management program include:
•risk assessments designed to help identify cybersecurity risks to our critical systems, information, services, and our broader technology environment;
•the use of external service providers with specific expertise, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, incident response personnel and senior management, as well as periodic experiential learning through “phishing simulations”;
•segmentation of, and back-ups for, certain of our sensitive systems and data;
•third-party cyber risk management process for vendors including, among other things, a security assessment, contracting program, and ongoing monitoring for vendors based on their risk profile;
•physical security around our sensitive infrastructure and cybersystems.

In accordance with our program and processes, we regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We conduct regular reviews and tests of our information security program and also utilize audits by our internal audit team and third-party consultants, table-top exercises, penetration and vulnerability testing, data recovery testing, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We are continuously working to evolve our oversight processes to mature how we identify and manage cybersecurity risks, and we perform periodic maturity assessments to measure our progress.

As a regulated energy infrastructure company, for decades we have used an incident command system (ICS) as a standardized approach to the command, control and coordination of a variety of emergency situations. In the event of emergencies, including cybersecurity events, we stand up an Incident Command Team to respond to the emergency. We exercise and train the ICT for a variety of emergencies, including, cyber events on a regular basis.

At this time, we have not identified any risks from known previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. With a majority of our business in energy and infrastructure, we face sophisticated and rapidly evolving attempts to overcome our security measures and protections. The occurrence of both intentional and unintentional incidents could occur in the future. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A, "Risk Factors” above for additional information on risks related to our business, including for example risks related to cyber attacks, information and system breaches, and technology disruptions and failures, our reliance on technology.

Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Audit Committee. The Audit Committee oversees management’s implementation of the cybersecurity risk management program.

The Audit Committee receives regular reports from management on our cybersecurity risks. Additionally, management updates the Audit Committee as necessary, regarding any cybersecurity incidents. The Audit Committee reports to the full Board regarding the Audit Committee’s areas of oversight, including those related to cybersecurity. The full Board also receives briefings from management on our cybersecurity risk management program periodically. Additionally, our Board receives presentations on cybersecurity topics from our IT management team or external experts as part of the Board’s ongoing education.

Our management team, including our Cybersecurity management team, has primary responsibility for our overall cybersecurity risk management program, and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Cybersecurity management team has been led, since 2017, by our Vice President, Chief Information Officer, who also functions as our Chief Information Security Officer and reports to our CEO. Mr. Downing has an extensive career of 29 years in information technology services in the energy sector, including at WorleyParsons, British Petroleum and Schlumberger. He holds a degree in Information Systems as well as a Masters of Business Administration.

Mr. Downing is supported by Mr. Carlson, our Director of Cybersecurity and Compliance, and his team. Mr. Carlson has 24 years of experience in information technology focused on highly regulated sectors including energy, government, and insurance. He holds a bachelor’s degree in Information Technology, and master’s degrees in Information Assurance and Business Administration. The remainder of our team is comprised of cybersecurity professionals with broad experience and expertise, including in cybersecurity, threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. Collectively our team has certifications from various organizations such as American Society for Industrial Security, AXELOS, Cloud Security Alliance, Information Systems Audit and Control Association, International Information System Security Certification Consortium and SANS Institute.

Our cybersecurity and compliance team regularly collects data on cybersecurity threats and risk areas, monitors our systems, and conducts testing to assess our processes and procedures and the threat landscape. The CIO receives regular updates on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation.

In the event of an incident, we intend to utilize our ICT and follow our detailed incident program and processes, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying relevant functional areas, as well as senior leadership and the Board, as appropriate.

ITEM 2. PROPERTIES

NW Natural's Natural Gas Distribution Properties
NW Natural's natural gas pipeline system consists of approximately 14,300 miles of distribution mains, approximately 700 miles of transmission mains and approximately 10,300 miles of service lines located in its territory in Oregon and southwest Washington. In addition, the pipeline system includes service regulators and meters, as well as district regulators and metering stations. Natural gas pipelines are located in public rights-of-way pursuant to franchise agreements, ordinances, or other legal rights, or on lands of others pursuant to easements obtained from the owners of such lands. NW Natural also holds permits for the crossing of numerous railroads, navigable waterways and smaller tributaries throughout our entire service territory.

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

As of February 14, 2024, there were 4,060 holders of record of NW Holdings' common stock and NW Holdings was the sole holder of NW Natural's common stock.

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Balance forward			2,124,528	$16,732,648
10/01/23-10/31/23	—	$—	—	—
11/01/23-11/30/23	—	$—	—	—
12/01/23-12/31/23	—	$—	—	—
Total	—		2,124,528	$16,732,648

(1)During the quarter ended December 31, 2023, no shares of NW Holdings common stock were repurchased pursuant to the NW Holdings Board of Directors-approved share repurchase program. Effective August 3, 2022, we received NW Holdings Board approval to extend the repurchase program. Such authorization will continue until the program is used, terminated or replaced. For more information on this program, see Note 5.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion covers the years ended December 31, 2023, 2022, and 2021 and refers to the consolidated results of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to the Consolidated Financial Statements in Item 8 of this report.

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

NON-GAAP FINANCIAL MEASURES. In addition to presenting the results of operations and earnings amounts in total, certain financial measures are expressed in cents per share, which are non-GAAP financial measures. All references in this section to earnings per share (EPS) are on the basis of diluted shares. We use such non-GAAP financial measures to analyze our financial performance because we believe they provide useful information to our investors, analysts, and creditors in evaluating our financial condition and results of operations. Our non-GAAP financial measures should not be considered a substitute for, or superior to, measures calculated in accordance with U.S. GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than how such measures are calculated in this report, limiting the usefulness of those measures for comparative purposes. A reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure is provided below.

	2023	2022	2021
Diluted EPS - Total(1)	$2.59	$2.54	$2.56
Diluted EPS - NGD segment(2)	2.59	2.34	2.24
Diluted EPS - NW Holdings - other(2)	—	0.20	0.32
(1) Total Diluted EPS is equal to the sum of Diluted EPS - NGD segment and Diluted EPS - NW Holdings – other.
(2) Non-GAAP financial measure

EXECUTIVE SUMMARY

NW Holdings' financial results and highlights for the year include:
•Reported net income of $93.9 million or $2.59 per share (diluted) for 2023 compared to $86.3 million or $2.54 per share (diluted) in the prior year
•Added over 15,000 gas and water utility connections in the last 12 months for a combined growth rate of 1.8% as of December 31, 2023 mainly driven by strong water acquisitions and combined organic growth;
•Invested $327.3 million in natural gas and water utility systems to support growth, enhance reliability and resiliency, and upgrade technology;
•Scored second in the West among large utilities in the 2023 J.D. Power Gas Utility Residential Customer Satisfaction Study, making this the 20th consecutive year customers have ranked NW Natural among the top two utilities;
•Filed an Oregon general rate case for NW Natural requesting a $154.9 million revenue requirement increase to support system investments and cost increases;
•Closed four water utility acquisitions in 2023, launched our water services business and continued to increase our investment in the largest privately owned water utility in Oregon; and
•Increased our dividend for the 68th consecutive year to an annual indicated dividend rate of $1.95 per share.

Key financial highlights for NW Holdings include:

	2023		2022		2021
In millions	Amount	Per Share	Amount	Per Share	Amount	Per Share
Consolidated net income	$93.9	$2.59	$86.3	$2.54	$78.7	$2.56

Key financial highlights for NW Natural include:

	2023	2022	2021
In millions	Amount	Amount	Amount
Consolidated net income	$104.7	$91.6	$81.2
Natural gas distribution margin	575.0	505.9	479.8

2023 COMPARED TO 2022. Consolidated net income increased $13.2 million at NW Natural primarily due to the following factors:
•$69.1 million increase in NGD segment margin driven by new rates in Oregon and Washington, actual gas prices that were lower than what was estimated in the 2022-2023 PGA, amortization of deferred balances (which is mostly offset in operations and maintenance expenses and interest expense), and customer growth; and
•$15.8 million increase in other income, net primarily due to interest income from invested cash and the equity portion of AFUDC, and lower pension costs; partially offset by
•$39.8 million increase in operations and maintenance expenses due to higher payroll costs, higher contract labor, the amortization of deferred balances (which is mostly offset in revenues), information technology costs and amortization expense related to cloud computing arrangements;
•$14.3 million increase in interest expense, net primarily due to higher long-term debt balances;
•$6.5 million increase in depreciation expense due to additional capital investments;
•$4.8 million increase in general taxes primarily driven by higher property and payroll taxes; and
•$4.6 million increase in income tax expense due to higher pre-tax income.

Consolidated net income increased $7.6 million at NW Holdings primarily due to the following factors:
•$13.2 million increase in consolidated net income at NW Natural as discussed above; partially offset by
•$5.6 million decrease in other net income primarily reflecting higher interest expense at the holding and water companies.

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
•$2.7 million increase in income tax expense due to an increase in pre-tax income;
•$2.5 million increase in depreciation expense due to additional capital investments; and
•$2.0 million increase in general taxes primarily driven by higher property taxes.

Consolidated net income increased $7.6 million at NW Holdings primarily due to the following factors:
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

CURRENT ECONOMIC CONDITIONS. We continuously review and monitor current economic conditions, which include but are not limited to: inflation and interest rates, supply chain disruptions, and other regulatory, physical or cyber related risks impacting our business. We have experienced higher material and labor costs as a result of inflation as well as increased interest costs from higher rates over the past year. We also continue to experience long lead times on certain materials, including meter parts, microchips, semi-conductors, and IT equipment. However, through advanced planning, carrying additional levels of inventory, diversifying our vendors, and making contingency plans to address risks, we are striving to mitigate supply chain risks. We have maintained enhanced cybersecurity monitoring, assessments, and third-party penetration tests in response to reports that cybersecurity attacks have increased and may continue to increase.

NW Holdings and NW Natural continue to monitor interest rates and financing options for all of its businesses. Interest rates increased in 2022 and 2023 resulting from actions taken by the U.S. Federal Reserve to increase short-term rates as inflation was elevated. NW Natural generally recovers interest expense on its long-term debt through its authorized cost of capital. Certain working capital items, such as the cost of gas, are deferred and accrue interest in Oregon and Washington. Additionally, short-term debt is incorporated in the capital structure in Washington. NW Natural Water's regulated water and wastewater utilities generally recover interest expense from long-term debt through their respective authorized cost of capital.

DIVIDENDS

NW Holdings dividend highlights include:

Per common share	2023	2022	2021
Dividends paid	$1.9425	$1.9325	$1.9225

In January 2024, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4875 per share, payable on February 15, 2024, to shareholders of record on January 31, 2024, reflecting an indicated annual dividend rate of $1.95 per share.

See "Financial Condition - Liquidity and Capital Resources" for more information regarding the NW Holdings and NW Natural dividend policies and regulatory conditions on NW Natural dividends to its parent, NW Holdings.

RESULTS OF OPERATIONS

Regulatory Matters

Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. In 2023, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, federal, state and local energy, policy, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

MIST INTERSTATE GAS STORAGE. NW Natural's interstate storage activity at Mist is subject to regulation by the OPUC, WUTC, and the Federal Energy Regulatory Commission (FERC) with respect to, among other matters, rates and terms of service. The OPUC also regulates intrastate storage services at Mist, while FERC regulates interstate storage services at Mist. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by FERC in our last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated whenever NW Natural modifies FERC maximum rates. See "Most Recent Completed Rate Cases" below.

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

Most Recent Completed Rate Cases
OREGON. On October 24, 2022, the OPUC issued an order for rates effective November 1, 2022, which authorized a return on equity (ROE) of 9.4%, a cost of capital of 6.836%, and a capital structure of 50% common equity and 50% long-term debt. After adjustments provided in the order, the order increased the revenue requirement by $59.4 million, and included a rate base of $1.76 billion, or an increase of $320 million since the last rate case. The OPUC also ordered an adjustment to NW Natural’s current line extension allowance methodology to a five times margin approach (which for an average residential customer is currently approximately $2,300), declining to four times margin on November 1, 2023, and three times margin on November 1, 2024. The OPUC further ordered that the costs NW Natural sought to recover related to its Lexington RNG project were reasonable and prudently incurred under Senate Bill 98 and adopted an automatic adjustment clause that allows for NW Natural’s RNG project costs to be added to rates annually on November 1st.

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

FERC. NW Natural is required under its Mist interstate storage certificate authority and rate approval orders to file every five years either a petition for rate approval or a cost and revenue study to change or justify maintaining the existing rates for its interstate storage services. NW Natural filed a rate petition with the FERC in August 2023 and the revised rates were effective beginning September 1, 2023.

NW Natural continuously evaluates the need for rate cases in its jurisdictions.

Regulatory Proceeding Updates
2024 OREGON RATE CASE. On December 29, 2023, NW Natural filed a request for a general rate increase with the OPUC. The filing includes a requested $154.9 million annual revenue requirement increase based upon the following assumptions or requests:
•Capital structure of 50% long-term debt and 50% equity;
•Return on equity of 10.1%;
•Cost of capital of 7.406%; and
•Average rate base of $2.14 billion.

The filing includes effects of inflation, an updated depreciation study, and an increase in average rate base of $381 million compared to the last rate case for several long-planned investments by NW Natural including the following:
•Supporting reinforcement, safety and reliability of NW Natural's distribution systems and operating facilities;
•Upgrading technology to, among other things, further modernize NW Natural’s information technology infrastructure, enhance cybersecurity protections, and modernize metering infrastructure; and
•Investing in components of NW Natural’s Mist and liquified natural gas storage facilities, which support service during winter heating months.

NW Natural’s filing will be reviewed by the OPUC and other stakeholders. The process is anticipated to take up to 10 months with new rates expected to take effect November 1, 2024.

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

PURCHASED GAS ADJUSTMENT. Rate changes are established for NW Natural each year under purchased gas adjustment (PGA) mechanisms in Oregon and Washington to reflect changes in the expected cost of natural gas commodity purchases. The PGA filings include costs for gas purchases, gas commodity derivative contracts, gas storage costs, gas reserves costs, pipeline demand costs, renewable natural gas and its environmental attributes, including renewable thermal certificates, and temporary rate adjustments, which amortize balances of deferred regulatory accounts.

Included in the 2022-23 PGA, the OPUC and WUTC approved a new customer rate mitigation program to address higher gas costs, which includes a temporary bill credit for NW Natural’s residential customers from November 2022 to March 2023, with deferral of the temporary bill credit to be recovered in warmer months when customers typically see lower bills. As of December 31, 2023, the amount deferred to a regulatory asset related to the bill credit that remains to be collected from customers was approximately $5.3 million. The residual balance is scheduled to be collected from customers in the 2023-24 PGA year.

In September 2023, NW Natural filed its annual PGAs and received OPUC and WUTC approval in October 2023. PGA rate changes were effective November 1, 2023. Rates may vary between states due to different rate structures, rate mechanisms and hedging policies.

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. NW Natural entered the 2023-24 gas year with total forecasted sales volume hedged at approximately 82%, including 66% in financial hedges and 16% in physical gas supplies. The total hedged was approximately 85% in Oregon and 55% in Washington.

For the subsequent two gas years, NW Natural was hedged in total between 20% and 39% for annual requirements, which consists of between 22% and 42% in Oregon and 0% and 13% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. Gas purchases and hedges entered into for the upcoming PGA year will be included in the Company’s PGA filings in Oregon and Washington.

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

CLIMATE COMMITMENT ACT. Washington has enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly. The program began January 1, 2023. In December 2023, the WUTC approved a CCA cost recovery mechanism with a rate effective date of January 1, 2024. Under this mechanism, NW Natural recovers CCA costs and will defer any difference between forecasted and actual costs in the following year. Additionally, under the approved tariff, proceeds from the sale of allowances, which is required under the CCA, would be used to offset CCA compliance costs for low-income customers. Any remaining proceeds would benefit other customers through fixed bill credits or use in other carbon reduction programs.

Additionally in December 2023, the WUTC approved a request to modify NW Natural's CCA deferral to allow for the recovery of interest from customers based on the actual cash paid for purchases of allowances, less proceeds received from the sale of allowances.

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2022-23 and 2023-24 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar years 2021, 2022, and 2023, the ROE threshold was 10.40% in all periods. There were no refunds required for 2021 and 2022. NW Natural does not expect a refund for 2023 based on results, and anticipates filing its 2023 earnings test in May 2024.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2023, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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
•Amortization - This class of costs represents amounts included in current customer rates for collection and is calculated as one-fifth of the post-review deferred balance. NW Natural earns a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. NW Natural included $9.6 million and $6.8 million of deferred remediation expense approved by the OPUC for collection during the 2023-24 and 2022-23 PGA years, respectively.

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

To the extent the NGD business earns at or below its authorized ROE as defined in the SRRM, the total amount transferred to post-review is recoverable through the SRRM. To the extent more than authorized ROE is earned in a year, the amount transferred to post-review would be reduced by those earnings that exceed its authorized ROE. For 2023, NW Natural has performed this test, which is anticipated to be submitted to the OPUC in May 2024. No earnings test adjustment is expected for 2023.

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage for assets developed in advance of utility customer needs, and asset management revenues. In January 2024, the OPUC approved the annual 2024 bill credit for Oregon customers' share of interstate storage and asset management activities totaling approximately $20.6 million, which was credited to customers' bills in February 2024. This includes revenue generated for the November 2022 through October 2023 PGA year. Credits are given to customers in Washington as reductions in rates through the annual PGA filing in November.

During the first quarter of 2023, NW Natural refunded an interstate storage and asset management sharing credit of approximately $23.5 million to Oregon customers. Commercial and industrial customers in Oregon received this credit in February 2023, which totaled approximately $10.5 million. Residential customers in Oregon received this credit as a reduction to the temporary rate mitigation adjustment in 2023, and totaled approximately $13.0 million.

The following table presents the credits to NGD customers:

In millions	2023	2022	2021
Oregon	$23.5	$41.1	$9.1
Washington	2.9	1.5	3.1

COVID-19 DEFERRAL DOCKETS. During 2020, Oregon and Washington approved our applications to defer certain COVID-19 related costs. Costs that may be recoverable include, but are not limited to, the following: personal protective equipment, cleaning supplies and services, bad debt expense, financing costs to secure liquidity, and certain lost revenue, net of offsetting direct expense reductions associated with COVID-19. As part of the 2022 Oregon general rate case, NW Natural received approval from the OPUC to recover the 2020 and 2021 COVID-19 deferral totaling $10.9 million beginning November 1, 2022 over a two-year period. NW Natural is authorized to recover the 2022 COVID-19 deferral totaling $6.5 million beginning November 1, 2023 through October 31, 2024. In addition, approximately $2.3 million of forgone late fee revenue will be recognized over the same time period as the 2022 COVID-19 deferral. Beginning January 2023, NW Natural is no longer deferring any COVID-19 related costs in Oregon. NW Natural expects to recover its COVID-19 deferrals in Washington in a future proceeding.

LOW INCOME DISCOUNT TARIFFS.
Oregon
In July 2022, NW Natural received approval from the OPUC for an income-qualifying residential bill discount program. The income threshold for program participation is at or below 60 percent of Oregon state median income (SMI). The program provides a bill discount for income-qualifying residential customers at four discount tier levels based on household income compared to SMI, with higher discounts given for lower income levels. Participating customers can self-certify their income and household size to qualify for the program directly with NW Natural or their local Community Action Agency. The program was available for qualifying customers starting November 1, 2022. Costs for the bill discount program include simultaneous recovery from all customers. Costs for the bill discount program, inclusive of start-up and administrative costs of the program, are recoverable in rates. The amount deferred to a regulatory asset as of December 31, 2023 was $3.6 million.

	Total Household Income	Bill Discount Percentage
Tier 0	At or below 15% SMI	40%
Tier 1	16% - 30% of SMI	25%
Tier 2	31% - 45% of SMI	20%
Tier 3	46% - 60% of SMI	15%

Washington
In December 2023, NW Natural received approval from the WUTC for an income-qualifying residential bill discount program. The program was available for qualifying customers starting January 1, 2024. The Washington program is similar to the Oregon program, with the exception of the discount tier levels shown below. The income threshold for the Washington program participation is based on the greater of area median income (AMI) or federal poverty level (FPL).

	Total Household Income	Bill Discount Percentage
Tier 0	At or below 60% FPL	80%
Tier 1	61% - 120% of FPL	40%
Tier 2	121% - 150% of FPL	20%
Tier 3	Greater of 80% AMI or 151% - 200% of FPL	15%

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

Pursuant to the 2022 Oregon general rate case, the OPUC ordered that the costs NW Natural sought to recover related to its investment in Lexington Renewables Energy, LLC were reasonable and prudently incurred under SB 98. Furthermore, the OPUC approved an automatic adjustment clause that allows for NW Natural's investments in RNG projects, including operating costs, to be added to rates annually on November 1st, following a prudence review. The RNG recovery mechanism allows NW Natural to defer for recovery or credit the differences between the forecasted and actual costs of the RNG projects, subject to an earnings test that includes deadbands at 50 basis points below and above NW Natural's authorized ROE. For 2023, NW Natural has performed this test, which is anticipated to be submitted to the OPUC in May 2024. No earnings test adjustment is expected for 2023. For RNG procurement contracts, NW Natural seeks recovery of the costs in the PGA and other filings, subject to a prudence review.

In February 2023, NW Natural filed a request to include its investment in Dakota City Renewable Energy LLC in the approved RNG mechanism effective November 1, 2023. In October 2023, the OPUC approved an all-party settlement that deems the investment to be prudent and allows NW Natural to begin recovering the investment costs and expenses of the facility. The RNG facility began production in April 2023. Under the RNG mechanism, expenses incurred prior to the rate effective date are not recoverable under this rate mechanism. Additionally, recovery is subject to the earnings test requirements under the RNG recovery mechanism discussed above. The Dakota City investment is subject to a production risk-sharing mechanism based on the expected per unit of production. NW Natural is required to share 25% of the costs above this threshold.

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

The OPUC issued their order on NW Natural's 2022 IRP in August 2023. The OPUC acknowledged key system investments including the Portland LNG cold box project and the Forest Grove reinforcement project. The OPUC declined at that time to acknowledge certain elements related to long-term analysis and selection of resources and suggested that NW Natural work with interested parties to develop and refine modeling related to these open items.

The development of an IRP filing is an extensive and complex process that engages multiple stakeholders in an effort to build a robust and commonly understood analysis. The final product is intended to provide a long-term outlook of the supply-side and demand-side resource requirements for reliable and low cost natural gas service while also meeting NW Natural's environmental compliance requirements. The IRP examines and analyzes uncertainties in the planning process, including potential changes in governmental and regulatory policies. The CCA that was passed in Washington is an example of a new policy that resulted in compliance requirements that need to be included in the planning process.

PIPELINE SECURITY. In May and July 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain owners and operators of natural gas pipeline facilities (including local distribution companies). The first directive require owners and operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second directive requires entities to implement a significant number of specified cybersecurity controls and processes. The TSA released a third directive renewing the second directive as well as clarifying Operational Technology (OT) scope and providing a risk- and outcome-based framework. The third directive is effective until July 2023 and will expire in July 2024. The TSA is in the process of formulating regulations with the aim of rendering the security directives permanent. NW Natural is currently evaluating and implementing the security directives and related deliverables. NW Natural frequently updates the TSA on its progress on achieving the security directives.

NW Natural filed requests with the OPUC and WUTC to defer the costs associated with complying with the TSA's security directives. As of December 31, 2023, NW Natural has invested approximately $44.2 million in information and operational technology. A majority of the capital investment was included in rate base starting November 1, 2022 in Oregon.

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

WATER AND WASTEWATER UTILITIES. NWN Water currently serves an estimated 180,000 people through approximately 73,000 connections across five states. We continued to expand our water and wastewater utility business during 2023.
•In the first quarter of 2023, NWN Water signed a purchase agreement for a water utility with approximately 1,450 connections in Arizona. The purchase agreement was approved by the ACC in September 2023 and the acquisition closed in the fourth quarter of 2023.
•In the second quarter of 2023, NWN Water signed a purchase agreement for a water and wastewater business with approximately 2,150 connections in Oregon. The purchase agreement was approved by the OPUC in October 2023 and the acquisition closed in the fourth quarter of 2023.
•In the second quarter of 2023, NWN Water increased its ownership stake in Avion Water Company, Inc.
•In the fourth quarter of 2023, NWN Water acquired a water utility with approximately 2,400 connections in Arizona.

For our regulated water utilities, we have been executing general rate cases.
•In February 2023, Salmon Valley Water Company filed a general rate case with the OPUC with new rates effective September 1, 2023.
•In May 2023, Falls Water Company filed a general rate case with the IPUC with new rates effective December 15, 2023.
•In October 2023, Foothills Utilities filed a general rate case with the ACC and requested rates to go into effect no later than November 30, 2024.

Environmental Regulation and Legislation Matters
There is a growing international and domestic focus on climate change and the contribution of GHG emissions, most notably methane and carbon dioxide, to climate change. In response, there are increasing efforts at the international, federal, state, and local level to regulate GHG emissions. Legislation or other forms of regulation could take a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, incentives or mandates to conserve energy or use renewable energy sources, tax advantages and other subsidies to support alternative energy sources, a reduction in rate recovery for construction costs related to the installation of new customer services or other new infrastructure investments, mandates for the use of specific fuels or technologies, bans on specific fuels or technologies, or promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. These efforts could include legislation, legislative proposals, directed government funding, or new regulations at the federal, state, and local level, as well as private party litigation related to GHG emissions or regulation thereof. We recognize certain of our businesses, including our natural gas business, are likely to be affected by current or future regulation seeking to limit GHG emissions.

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

The Inflation Reduction Act of 2022 (IRA) was signed into law in August 2022 and includes several climate and energy provisions. The IRA is expected to provide significant funding through grants, tax credits, and investments to support various initiatives including manufacturing, renewable energy production and consumption, transportation electrification and climate-smart agriculture. The IRA includes tax credits for RNG, hydrogen, carbon capture projects and geothermal heat pumps, among other investments. The IRA also includes funding for the EPA to improve GHG reporting and enforcement, as well as a methane fee applicable to activities associated with gas production and processing facilities, transmission pipelines and certain storage facilities, creates a new corporate alternative minimum tax of 15 percent that applies to corporations with average annual financial statement income in excess of one billion dollars, and creates a new 1 percent excise tax on the net stock repurchases by public companies. Guidance from several federal agencies is pending regarding various aspects of the IRA and the manner in which it will be implemented. We continue to assess effects of the IRA that are relevant to our businesses, and will continue to do so as it is implemented. The U.S. Congress may also pass federal climate change legislation in the future. We cannot predict when or if Congress will pass such legislation and in what form.

In addition, the EPA regulates GHG emissions pursuant to the Clean Air Act. For example, the EPA requires the annual reporting of GHG emissions from certain industries, specified emission sources, and facilities. Under this reporting rule, local natural gas distribution companies like NW Natural are required to report system throughput to the EPA on an annual basis. The EPA also has required additional GHG reporting regulations to which NW Natural is subject, requiring the annual reporting of fugitive emissions from operations. Other federal regulatory agencies, including the U.S. Department of Energy, are beginning to address matters related to GHG emissions that may include changes in their regulatory oversight approach, policies and rules.

Other federal agencies have taken or are expected to take actions related to climate change. For example, in March 2022, the Securities and Exchange Commission (SEC) proposed new rules relating to the disclosure of a range of climate-related matters, PHMSA is expected to prepare regulations and other actions to limit methane emissions, the Commodities Futures Trading Commission (CFTC) has indicated it intends to take actions related to oversight of climate-related financial risks as pertinent to the derivatives and underlying commodities markets. Similarly, other federal agencies and regulations, including but not limited to , the U.S. Department of Treasury, Federal Acquisitions Regulations, and others have indicated impending regulatory actions related to climate change. To the extent these agencies adopt final rules as proposed or in modified form, we or our customers could incur increased costs. These could include internal costs as well as external costs such as the cost of independent experts to provide attestation reports on our GHG emissions data and increased audit costs.

Washington State
In 2023, Washington comprised approximately 11% of NW Natural’s revenues, as well as 2% and 14% of new meters from commercial and residential customers, respectively. Effective February 1, 2021, building codes in Washington state require new residential homes to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which calculate electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of new home construction incorporating natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. Additionally, the Washington State Building Code Council (SBCC) voted in April 2022 to include updates in the state commercial building energy code that would restrict or eliminate the use of gas space and water heating in new commercial construction. In November 2022, the SBCC voted to include updates to the state residential building energy code that are expected to restrict the use of gas space and water heating in residential construction, with certain exceptions including for natural gas-fired heat pumps and hybrid fuel systems. The SBCC commercial and residential rules were expected to become effective July 1, 2023, but the SBCC delayed implementation and has modified those rules. The expected timeline for implementation of the modified rules, if any, is March, 2024 unless the legislature delays, rejects or amends the new rules. The new modified rules are currently subject to legal challenge by a number of companies and organizations and are likely to be subject to additional legal challenge.

Washington has also enacted the CCA, which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly beginning January 1, 2023, resulting in an overall reduction of GHG emissions to 95% below 1990 levels by 2050. The Washington Department of Ecology has adopted rules to create a cap-and-invest program, under which entities, including natural gas and electric utilities, large manufacturing facilities, and transportation and other fuel providers, which are subject to the CCA must either reduce their emissions, purchase qualifying offsets (including RNG) or obtain allowances to cover any remaining emissions. NW Natural is subject to the CCA, has received an order authorizing deferral of CCA costs from the WUTC, and is currently recovering CCA compliance costs in rates.

Oregon
On March 10, 2020, the governor of Oregon issued an executive order (EO) establishing GHG emissions reduction goals of at least 45% below 1990 emission levels by 2035 and at least 80% below 1990 emission levels by 2050 and directed state agencies and commissions to facilitate such GHG emission goals targeting a variety of sources and industries. Although the EO does not specifically direct actions of natural gas distribution businesses, the OPUC is directed to prioritize proceedings and activities that advance decarbonization in the utility sector, mitigate the energy burden experienced by utility customers and ensure system reliability and resource adequacy. The EO also directs other state agencies, including the Oregon Department of Environmental Quality (ODEQ), to cap and reduce GHG emissions from transportation fuels and all other liquid and gaseous fuels, including natural gas, adopt building energy efficiency goals for new building construction, reduce methane gas emissions from landfills and food waste, and submit a proposal for adoption of state goals for carbon sequestration and storage by Oregon’s forest, wetlands and agricultural lands. The OPUC is also charged with carrying out the EO to the extent it is consistent with its statutory authority and duties, and to focus on equitable impacts to low-income customers under its current statutory authority.

In December 2021, the ODEQ concluded its rulemaking process and issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective in January of 2022. The CPP outlines GHG emissions reduction goals of 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. The ODEQ rules were held invalid on procedural grounds by the Oregon Court of Appeals in December 2023. In January, 2024, ODEQ announced that it would not appeal the Oregon Court of Appeals' decision, but that it would re-engage in a rulemaking process and it expects the new rulemaking to take approximately 12 months. NW Natural received an order from the OPUC authorizing deferral of CPP compliance costs for the initial rule and intended to pursue inclusion of those compliance costs in rates and we are in the process of determining treatment given the CPP is invalid. We would expect to take the same actions with respect to any subsequently adopted ODEQ rules.

Local Jurisdictions and Other Advocacy
In addition to legislative activities at the state level, advocacy groups have indicated a willingness to pursue municipal ordinances and ballot measures or other local activities. Some local and county governments in the United States also have been proposing or passing renewable energy resolutions, restrictions, taxes, or fees seeking to accelerate climate action goals. A number of cities across the country, and several in our service territory are taking action or currently considering actions such as limitations or bans on the use of natural gas in new construction or otherwise. For example, in February 2023, the Eugene City Council passed an ordinance that prohibits the use of natural gas in low rise residential buildings beginning with permits submitted after June of 2023. That ordinance was initially referred to the voters on the November 2023 ballot and was subsequently rescinded by the Eugene City Council. In connection with its recission of the ordinance, the City Council directed the Eugene City Manager to develop a plan to address GHG emissions and align incentives around GHG emissions. Similarly, some jurisdictions and advocates are seeking to ban the use of natural gas and certain natural gas appliances inside homes and contend that there are detrimental indoor health effects associated with the use of natural gas.

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

NW Natural Decarbonization Initiatives and Compliance Actions
Our customers are currently paying less for their natural gas today than they did 15 years ago. We expect that compliance with any form of regulation of GHG emissions, including the CCA in Washington or any similar program adopted in Oregon, as well as voluntary actions under SB 98 or otherwise, will require additional resources and legislative or regulatory tools, and will increase costs. The developing and changing implementation guidance for the CCA and new rulemaking process for an Oregon carbon reduction program under the Oregon EO, evolving carbon credit markets and other regulatory tool options, decades-long timeframes for compliance, likely changing and evolving laws and energy policy, and evolving technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. In September 2022, NW Natural filed its integrated resource plans (IRPs) with the OPUC and WUTC. Those IRPs comprehensively evaluate resource options available to serve NW Natural's customers' energy, capacity and environmental compliance needs, and are an informative component of the resources selected for compliance with the CCA and any subsequently developed Oregon program. While we model compliance with the CCA and any similar program in our IRPs, the expected costs of compliance are uncertain and subject to significant change. We are currently including costs of compliance with the CCA in rates. Costs to comply currently are increasing non-low income residential bills by approximately 12% to 38%.

These projected customer bill impacts of the CCA are estimates, are likely to increase beyond the first compliance period, and are subject to change as these laws are implemented and compliance begins. The costs are also likely to vary significantly based on forecasting assumptions related to permitted levels of rate recovery, available technologies and equipment, weather patterns and gas usage, customer growth or attrition, allocation of fixed costs among classes of customers, energy efficiency levels, availability, use and cost of renewables, feasibility of broad-scale hydrogen in the natural gas system, and a number of other assumptions used in the complex analysis of integrated resource planning.

We are not currently able to quantify the extent to which limitations on natural gas use, or declining line extension allowances provided in rates to cover construction costs for new services, will affect new meter additions, or to what extent carbon compliance costs included in rates will affect the competitiveness of our business and the demand for natural gas service. All of these developments could negatively affect our gas utility customer growth. However, at the same time natural gas utilities will be subject to GHG emissions regulation, we expect that other energy source providers will be subject to similar, or in some cases stricter or more rapid, compliance requirements that are likely to affect their cost and competitiveness relative to natural gas as well. For example, President Biden has announced his intention to have a carbon-free electricity sector by 2035, 15 years before the target date of the CCA. In June 2021, the State of Oregon enacted HB 2021, a clean electricity bill that requires the state’s two largest investor-owned electric utilities and retail electricity service suppliers to reduce GHG emissions associated with electricity sold to Oregon customers to 100 percent below baseline levels by 2040 with interim steps, including an 80 percent reduction by 2030 and 90 percent reduction by 2035. This bill does not replace the separate renewable portfolio standards previously established in Oregon, which sets requirements for how much of the electricity used in Oregon must come from renewable resources. In Washington, SB 5116, the Clean Energy Transformation Act, requires all electric utilities in Washington to transition to carbon-neutral electricity by 2030 and to 100 percent carbon-free electricity by 2045. We expect compliance with these and other laws will increase the cost of energy for electric customers in our service territory. We are not able to determine at this time whether increased electricity costs will make natural gas use more or less competitive on a relative basis.

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

NW Natural continues to take proactive steps in seeking to reduce GHG emissions in our region and we diligently communicate with local, state, and federal governments and communities about those steps. NW Natural has been a leader among gas utilities in innovative programs. Notable programs have included a decoupling rate structure designed to weaken the link between revenue and gas consumption by customers adopted in 2007, and establishment of a voluntary Smart Energy carbon offset program for customers established in 2007, and removal of all known cast iron and bare steel to create one of the tightest and most modern distribution systems in the country. We continue to believe that NW Natural has an important role in providing affordable and equitable energy to the communities we serve. NW Natural is an important provider of energy to families and businesses in Oregon and southwest Washington. Natural gas sales to our residential and commercial customers account for approximately 7% of Oregon’s GHG emissions according to the 2021 data from the State of Oregon Department of Environmental Quality In-Boundary GHG Inventory. We intend to continue to provide this necessary energy to our communities with the goal of using our modern pipeline system to help the Pacific Northwest transition to a cleaner energy future.

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

Business Segment - Natural Gas Distribution (NGD)
NGD margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns. In Oregon, NW Natural has a conservation tariff (also called the decoupling mechanism), which adjusts margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. NW Natural also has a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in margin resulting from above- or below-average temperatures during the winter heating season. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2023, approximately 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. The decoupling and WARM mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and natural gas distribution revenue. See "Regulatory Matters—Rate Mechanisms" above. In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion, NWN Gas Reserves, which is a wholly owned subsidiary of Energy Corp., and NW Natural RNG Holding Company, LLC.

The NGD business is primarily seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience seasonality in their usage but to a lesser extent. Seasonality affects the comparability of the results of operations of the NGD business across quarters but not across years.

NGD segment highlights include:

Dollars and therms in millions, except EPS data	2023	2022	2021
NGD net income	$94.0	$79.7	$69.0
Diluted EPS - NGD segment	$2.59	$2.34	$2.24
Gas sold and delivered (in therms)	1,207	1,252	1,185
NGD margin(1)	$575.0	$505.9	$479.8
(1) See Natural Gas Distribution Margin Table below for additional detail.

2023 COMPARED TO 2022. NGD net income was $94.0 million in 2023 compared to $79.7 million in 2022. The primary factors contributing to the increase in NGD net income were as follows:
•$69.1 million increase in NGD margin primarily due to:
▪$47.5 million increase due to new customer rates in Oregon and Washington that went into effect November 1, 2022;
▪$9.4 million increase due to actual gas prices that were lower than what was estimated in the 2022-2023 PGA;
▪$9.2 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and ERP upgrades (which is mostly offset in operations and maintenance expenses and interest expense; and
▪$4.6 million increase driven by customer growth; partially offset by
▪$2.4 million decrease due to warmer than average weather for customers not covered under the weather normalization mechanism.
•$15.8 million increase in other income, net driven by interest income from invested cash and the equity portion of AFUDC, and lower pension costs; partially offset by
•$40.0 million increase in NGD operations and maintenance expenses due to higher payroll costs, higher contract labor, the amortization of deferred balances (which is mostly offset in revenues), information technology costs and amortization expense related to cloud computing arrangements;
•$14.3 million increase in interest expense primarily due to higher long-term debt balances;
•$6.5 million increase in depreciation expense due to additional capital investments in the distribution system, including several significant information technology projects that were placed into service in September 2022; and
•$4.9 million higher income tax expense reflecting higher pre-tax income.

Total natural gas sold and delivered in 2023 decreased 4% over 2022 primarily due to 8% warmer than average weather in 2023 compared to 1% colder than average weather in 2022.

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
•$2.9 million higher income tax expense reflecting higher pre-tax income; and
•$2.4 million increase in depreciation expense as we continue to invest in our natural gas utility system and facilities.

Total natural gas sold and delivered in 2022 increased 6% over 2021 primarily due to 1% colder than average weather in 2022 compared to 12% warmer than average weather in 2021.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

				Favorable (Unfavorable)
In thousands, except degree day and customer data	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
NGD volumes (therms):
Residential and commercial sales	735,755	766,592	703,054	(30,837)	63,538
Industrial sales and transportation	470,919	485,745	481,721	(14,826)	4,024
Total NGD volumes sold and delivered	1,206,674	1,252,337	1,184,775	(45,663)	67,562
Operating revenues:
Residential and commercial sales	$1,015,072	$881,370	$730,794	$133,702	$150,576
Industrial sales and transportation	97,886	86,810	65,299	11,076	21,511
Other distribution revenues	4,540	1,944	1,707	2,596	237
Other regulated services	18,902	19,628	19,087	(726)	541
Total operating revenues	1,136,400	989,752	816,887	146,648	172,865
Less: Cost of gas	500,061	429,861	292,538	(70,200)	(137,323)
Less: Environmental remediation expense	12,899	12,389	9,938	(510)	(2,451)
Less: Revenue taxes	48,432	41,627	34,600	(6,805)	(7,027)
NGD margin	$575,008	$505,875	$479,811	$69,133	$26,064
NGD margin(1)
Residential and commercial sales	$512,479	$455,686	$430,295	$56,793	$25,391
Industrial sales and transportation	34,748	33,543	32,182	1,205	1,361
Gain (loss) from gas cost incentive sharing	4,459	(4,917)	(3,381)	9,376	(1,536)
Other margin	4,426	1,943	1,633	2,483	310
Other regulated services	18,896	19,620	19,082	(724)	538
NGD margin	$575,008	$505,875	$479,811	$69,133	$26,064
Degree days(2)
Average(3)	2,686	2,686	2,692	—	(6)
Actual	2,480	2,712	2,378	(9)%	14%
Percent (warmer) colder than average weather	(8)%	1%	(12)%
NGD meters - end of period:
Residential meters	728,915	724,287	715,958	4,628	8,329
Commercial meters	69,273	69,139	68,961	134	178
Industrial meters	1,062	1,071	978	(9)	93
Total number of meters	799,250	794,497	785,897	4,753	8,600
NGD meter growth:
Residential meters	0.6%	1.2%
Commercial meters	0.2%	0.3%
Industrial meters	(0.8)%	9.5%
Total meter growth	0.6%	1.1%
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

NGD residential and commercial sales highlights include:

In millions	2023	2022	2021
Volumes (therms):
Residential sales	455.7	478.1	445.6
Commercial sales	280.1	288.5	257.5
Total volumes	735.8	766.6	703.1
Operating revenues:
Residential sales	$685.5	$595.0	$506.2
Commercial sales	329.6	286.4	224.6
Total operating revenues	$1,015.1	$881.4	$730.8
NGD Margin:
Residential margin	$371.3	$328.2	$312.5
Commercial margin	141.2	127.5	117.8
Total NGD margin	$512.5	$455.7	$430.3

2023 COMPARED TO 2022. NGD residential and commercial operating revenue increased $133.7 million and NGD margin increased $56.8 million compared to the prior year. The increase was primarily driven by new customer rates in Oregon and Washington that took effect on November 1, 2022 and 0.6% growth in residential customer meters. Sales volumes decreased 30.8 million therms, or 4%, due to lower usage driven by comparatively warmer weather.

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

NGD industrial sales and transportation highlights include:

In millions	2023	2022	2021
Volumes (therms):
Firm and interruptible sales	102.3	104.4	90.8
Firm and interruptible transportation	368.6	381.3	390.9
Total volumes	470.9	485.7	481.7
NGD Margin:
Firm and interruptible sales	$14.1	$13.6	$12.6
Firm and interruptible transportation	20.6	19.9	19.6
Total NGD margin	$34.7	$33.5	$32.2

2023 COMPARED TO 2022. NGD industrial sales and transportation margin increased $1.2 million compared to the prior year primarily driven by new rates in Oregon and Washington that took effect on November 1, 2022, partially offset by lower sales volumes. Sales volumes decreased 14.8 million therms, or 3%, primarily due to lower usage from multiple customers, most notably in the primary metals, pulp and paper, glass, stone and clay, and chemical manufacturing industries.

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

Other Regulated Services Margin
Other Regulated Services primarily consist of lease revenues from NW Natural's North Mist storage facility as well as other lease revenues for compressed natural gas assets. See Note 7 for more information regarding North Mist expansion lease accounting.

Other regulated services margin highlights include:

In millions	2023	2022	2021
North Mist storage services	$18.6	$19.4	$18.9
Other services	0.3	0.2	0.2
Total other regulated services	$18.9	$19.6	$19.1

2023 COMPARED TO 2022. Other regulated services margin decreased $0.7 million compared to the prior year due to lower depreciation rates for the North Mist facility beginning November 1, 2022.

2022 COMPARED TO 2021. Other regulated services margin increased $0.5 million due to an increase in storage service revenue from the North Mist facility.

Cost of Gas
Cost of gas as reported by the NGD segment includes gas purchases, gas storage costs, gas commodity derivatives contracts, pipeline demand costs, seasonal demand cost balancing adjustments, renewable natural gas and its attributes, including renewable thermal certificates, regulatory gas cost deferrals, gas reserves costs, and company gas use. The OPUC and WUTC generally require natural gas commodity costs to be billed to customers at the actual cost incurred, or expected to be incurred. Customer rates are set each year so that if cost estimates were met the NGD business would not earn a profit or incur a loss on gas commodity purchases; however, in Oregon we have the incentive sharing mechanism described under "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above. In addition to the PGA incentive sharing mechanism, gains and losses from hedge contracts entered into after annual PGA rates are effective for Oregon customers are also required to be shared and therefore may impact net income. Further, NW Natural also has a regulatory agreement whereby it earns a rate of return on its investment in the gas reserves acquired under the original agreement with Encana and includes gas from the amended gas reserves agreement at a fixed rate of $0.4725 per therm, which are also reflected in NGD margin. See "Application of Critical Accounting Policies and Estimates—Derivative Instruments and Hedging Activities" below.

Cost of gas highlights include:

In millions, except where indicated	2023	2022	2021
Cost of gas	$500.1	$429.9	$292.5
Volumes sold (therms)(1)	838.1	871.0	793.9
Average cost of gas (cents per therm)	$0.60	$0.49	$0.37
Gain (loss) from gas cost incentive sharing(2)	$4.5	$(4.9)	$(3.4)
(1) This calculation excludes volumes delivered to industrial transportation customers.
(2) For a discussion of the gas cost incentive sharing mechanism, see "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above.

2023 COMPARED TO 2022. Cost of gas increased $70.2 million, or 16%, primarily due to a 21% increase in the average cost of gas with these higher gas costs embedded in the 2022-2023 PGA. Volumes sold decreased 32.9 million, or 4%, due to lower usage from customers driven by comparatively warmer weather.

2022 COMPARED TO 2021. Cost of gas increased $137.4 million, or 47%, primarily due to a 32% increase in the average cost of gas with the majority of these higher gas costs embedded in the PGA. The remaining increase in cost of gas is primarily the result of a 10% increase in volumes sold, driven by customer growth and comparatively colder weather.

Other
Other activities aggregated and reported as other at NW Holdings include NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline); NW Natural Renewables Holdings, LLC and its non-regulated renewable natural gas activities; NWN Water, which owns and continues to pursue investments in the water, wastewater and water services sectors; and NWN Water's investment in

Avion Water Company, Inc. (Avion Water). Other activities aggregated and reported as other at NW Natural include the non-NGD storage activity at Mist as well as asset management services and the appliance retail center operations. See Note 4 for further discussion of our business segment and other, as well as our direct and indirect wholly-owned subsidiaries. See Note 13 for information on our Avion Water investment.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

In millions, except EPS data	2023	2022	2021
NW Natural other - net income	$10.7	$11.9	$12.2
Other NW Holdings activity	(10.9)	(5.3)	(2.5)
NW Holdings other - net income (loss)	$(0.2)	$6.6	$9.7
Diluted earnings per share - NW Holdings - other	$—	$0.20	$0.32

2023 COMPARED TO 2022. Other net income decreased $6.8 million and $1.2 million at NW Holdings and NW Natural, respectively. The decrease at NW Natural was primarily due to lower sales at the appliance retail center. The decrease at NW Holdings was driven by higher interest expense at the holding and water companies, partially offset by a gain recognized from a settlement agreement.

2022 COMPARED TO 2021. Other net income decreased $3.1 million and $0.3 million at NW Holdings and NW Natural, respectively. The decrease at NW Holdings was driven by the decrease at NW Natural, higher interest expense at the holding company, and costs associated with non-regulated renewable natural gas activities.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

In millions	2023	2022	2021
NW Natural	$244.7	$204.8	$188.8
Other NW Holdings operations and maintenance	29.1	19.9	15.4
NW Holdings	$273.8	$224.7	$204.2

2023 COMPARED TO 2022. Operations and maintenance expense increased $39.8 million at NW Natural primarily due to the following:
•$10.6 million increase related to higher payroll costs;
•$7.9 million increase in contract labor for safety and reliability and support for information technology system upgrades;
•$7.7 million increase due to the amortization of deferred balances (which is mostly offset in revenues) primarily related to COVID-19, cybersecurity and information technology system upgrades;
•$6.0 million increase in information technology licensing costs and maintenance;
•$5.4 million increase in amortization expense related to cloud computing arrangements; and
•$1.9 million increase in bad debt expense.

Operations and maintenance expense increased $49.1 million at NW Holdings primarily due to the following:
•$39.8 million increase in operations and maintenance expense at NW Natural as discussed above; and
•$9.3 million increase in other NW Holdings operations and maintenance expense primarily due to costs associated with recently acquired water and wastewater subsidiaries and business development costs at the holding company.

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

Depreciation
Depreciation highlights include:

In millions	2023	2022	2021
NW Natural	$119.5	$113.0	$110.5
Other NW Holdings depreciation	6.1	3.7	3.0
NW Holdings	$125.6	$116.7	$113.5

2023 COMPARED TO 2022. Depreciation expense increased $6.5 million for NW Natural, primarily due to additional capital investments in the distribution system, such as installing new mains and services and replacing regulating equipment, as well as upgrading and improving the transmission system for mains. In addition, NW Natural placed several significant information technology projects into service in September 2022 and continued to invest in information technology projects in 2023.

Depreciation expense increased $8.9 million for NW Holdings, primarily due to a $2.4 million increase in other NW Holdings depreciation related to water and wastewater subsidiaries and a $6.5 million increase at NW Natural as discussed above.

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

Other Income (Expense), Net
Other income (expense), net highlights include:

In millions	2023	2022	2021
NW Natural total other income (expense), net	$15.4	$(0.4)	$(12.7)
Other NW Holdings activity	2.5	1.6	0.1
NW Holdings total other income (expense), net	$17.9	$1.2	$(12.6)

Other income (expense), net primarily consists of regulatory interest, pension and other postretirement non-service costs, gains from company-owned life insurance, interest income and donations.

2023 COMPARED TO 2022. Other income, net increased $15.8 million at NW Natural primarily due to $5.5 million of interest income from invested cash, $4.1 million from higher equity AFUDC interest income, and $5.8 million of lower pension costs. Costs related to our defined benefit pension plan for 2023 decreased compared to the prior year due to a decrease in amortization of actuarial losses.

Other income, net increased $16.7 million at NW Holdings driven by the increase at NW Natural discussed above and a $2.7 million gain recognized from a settlement agreement with a third party to settle outstanding receivables, partially offset by contributions to fund community outreach initiatives at NW Holdings.

2022 COMPARED TO 2021. Other expense, net decreased $12.3 million at NW Natural primarily due to lower pension non-service costs and interest income from the equity portion of AFUDC. Costs related to our defined benefit pension plan in 2022 decreased compared to the prior year due to changes in assumptions and gains on plan assets.

Other income, net increased $13.8 million at NW Holdings driven by the change at NW Natural discussed above, in addition to earnings from Avion Water.

Interest Expense, Net
Interest expense, net highlights include:

In millions	2023	2022	2021
NW Natural	$60.6	$46.3	$43.0
Other NW Holdings interest expense	16.0	6.9	1.5
NW Holdings	$76.6	$53.2	$44.5

2023 COMPARED TO 2022. Interest expense, net, increased $14.3 million at NW Natural primarily due to higher interest expense on a higher level of long-term debt, partially offset by a lower level of short-term debt.

Interest expense, net, increased $23.3 million at NW Holdings due to the increase at NW Natural discussed above and higher interest expense on a higher level of long-term debt at NW Holdings and NWN Water.

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

Income Tax Expense
NW Holdings income tax expense highlights include:

In millions	2023	2022	2021
Income tax expense	$32.4	$29.1	$27.4
Effective tax rate	25.6%	25.2%	25.8%
NW Natural income tax expense highlights include:

In millions	2023	2022	2021
Income tax expense	$35.7	$31.0	$28.3
Effective tax rate	25.4%	25.3%	25.9%

2023 COMPARED TO 2022. The effective tax rate increased 0.4% and 0.1% at NW Holdings and NW Natural, respectively. The increase in the effective tax rate is primarily due to higher pre-tax income in the current period compared to the prior year.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	December 31,
	2023	2022
Common equity	44.9%	46.8%
Long-term debt (including current maturities)	55.1	53.2
Total	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	December 31,
	2023	2022
Common equity	47.5%	51.4%
Long-term debt (including current maturities)	52.5	48.6
Total	100.0%	100.0%

As of December 31, 2023 and 2022, NW Holdings' consolidated capital structure included common equity of 43.5% and 42.4%, long-term debt of 48.3% and 45.0%, and short-term debt including current maturities of long-term debt of 8.2% and 12.6%, respectively. As of December 31, 2023 and 2022, NW Natural's consolidated capital structure included common equity of 47.2% and 47.9%, long-term debt of 52.2% and 41.6%, and short-term debt including current maturities of long-term debt of 0.6% and 10.5%, respectively.

During 2023, NW Natural's capital structure changed primarily due to the issuance of long-term debt and capital contributions from NW Holdings. NW Holdings' capital structure changed primarily due to the issuance of long-term debt and common stock at NW Holdings. See further discussion below in "Cash Flows — Financing Activities".

Liquidity and Capital Resources
At December 31, 2023 and December 31, 2022, NW Holdings had approximately $32.9 million and $29.3 million, and NW Natural had approximately $19.8 million and $13.0 million, of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

ATM Equity Program
In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the year ended December 31, 2023, NW Holdings issued and sold 1,646,325 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $66.4 million, net of fees and commissions paid to agents of $1.2 million. As of December 31, 2023, NW Holdings had $43.5 million of equity available for issuance under the program.

NW Holdings
For NW Holdings, short-term liquidity is primarily provided by cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities. NW Holdings also has a universal shelf registration statement filed with the SEC for the issuance of debt and equity securities, which it used to sell long-term unsecured notes that are due to close in early March 2024. NW Holdings long-term debt and equity issuances are primarily used to provide equity contributions to NW Holdings’ operating subsidiaries for operating and capital expenditures and other corporate purposes. NW Natural also has a universal shelf registration statement filed with the SEC for the issuance of debt securities. From 2024 through 2026, we estimate NW Holdings’ and NW Natural's combined incremental capital needs to be in the range of $500 million to $575 million. NW Holdings' issuance of securities is not subject to regulation by state public utility commissions, but the dividends from NW Natural to NW Holdings are subject to regulatory ring-fencing provisions. NW Holdings guarantees the debt of its wholly-owned subsidiary, NWN Water. See "Long-Term Debt" below for more information regarding NWN Water debt.

As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural may not pay dividends or make distributions to NW Holdings if NW Natural’s credit ratings and common equity ratio, defined as the ratio of equity to long-term debt, fall below specified levels. If NW Natural’s long-term secured credit ratings are below A- for S&P and A3 for Moody’s, dividends may be issued so long as NW Natural’s common equity ratio is 45% or more. If NW Natural’s long-term secured credit ratings are below BBB for S&P and Baa2 for Moody’s, dividends may be issued so long as NW Natural’s common equity ratio is 46% or more. Dividends may not be issued if NW Natural’s long-term secured credit ratings are BB+ or below for S&P or Ba1 or below for Moody’s, or if NW Natural’s common ]equity ratio is below 44%, where the ratio is measured using common equity and long-term debt excluding imputed debt or debt-like lease obligations. In each case, common equity ratios are determined based on a preceding or projected 13-month average. In addition, there are certain OPUC notice requirements for dividends in excess of 5% of NW Natural’s retained earnings.

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

At December 31, 2023 and 2022, NW Natural satisfied the ring-fencing provisions described above.

Based on several factors, including current cash reserves, committed credit facilities, its ability to receive dividends from its operating subsidiaries, in particular NW Natural, a contracted issuance of long-term debt in March 2024, and an expected ability to issue long-term debt and equity securities in the capital markets, NW Holdings believes its liquidity is sufficient to meet anticipated near-term cash requirements, including all contractual obligations, investing, and financing activities as discussed in "Cash Flows" below.

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

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at December 31, 2023. See Note 15 below.

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

Gas and Pipeline Capacity Purchase Agreements
NW Natural has signed agreements providing for the reservation of firm pipeline capacity under which it is required to make monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies, or is established directly with private counterparties, as applicable. In addition, NW Natural has entered into long-term agreements to release firm pipeline capacity. NW Natural also enters into short-term and long-term gas purchase agreements. Refer to Note 16 for gas and pipeline capacity purchase commitments.

NW Natural Renewables is an unregulated subsidiary of NW Natural Holdings established to pursue unregulated renewable natural gas activities. In September 2021, a subsidiary of NW Natural Renewables, Ohio Renewables, and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to partially fund two production facilities that are designed to convert landfill waste gases to RNG (EDL Facilities). The EDL Facilities have been constructed, and testing and commissioning of these facilities is underway, but has been delayed. Upon each of the EDL Facilities achieving full commercial operations, Ohio Renewables is committed to make cash payments of approximately $25 million per facility to partially fund the infrastructure required to condition biogas. Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period. Upon commencement of commercial operations, we currently estimate the amount of RNG purchases based on prices and quantities specified in the agreements to be as follows: approximately $6.2 million in 2024, $21.0 million in 2025, $21.0 million in 2026, $27.3 million in 2027, $27.3 million in 2028 and $579.7 million thereafter.

Ohio Renewables has contracted to sell RNG produced by the EDL Facilities up to certain specified volumes in each of calendar years 2024 through 2026 to an investment-grade counterparty. We currently estimate RNG volumes to be sold pursuant to this agreement to be approximately 3,540,000 MMbtu over the life of the agreement, provided that such amounts of RNG are produced by the EDL Facilities during that period.

Ohio Renewables additionally has contracted to sell a fixed-volume amount of RNG under a long-term agreement with an investment-grade utility beginning in 2025 and extending through 2042. Amounts to be delivered under this agreement are estimated to be 112,500 MMbtu in 2025, 375,000 MMbtu in 2026, 1,950,000 MMbtu annually in 2027 through 2034, and 2,775,000 MMbtu annually in years 2035 through 2042. Under the current contract, if less than 75% of the contracted volumes of RNG are not delivered on an annual basis, Ohio Renewables is obligated to pay the per MMbtu price for volumes between the amount delivered and 75% of the contracted volumes on an annual basis.

Other Purchase Agreements
Other purchase commitments primarily consist of remaining balances under existing purchase orders and gas storage agreements. At December 31, 2023, the amount due over the duration of the purchase agreements totaled $35.4 million. Except for these certain purchase commitments, NW Holdings and NW Natural have no material off-balance sheet financing arrangements.

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

At December 31, 2023 and 2022, NW Natural's short-term debt consisted of the following:

	December 31, 2023		December 31, 2022
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$16.8	5.5%	$170.2	4.6%
Other (NW Holdings):
Credit agreement	73.0	6.4%	88.0	5.3%
NW Holdings	$89.8		$258.2
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

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2023 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. There was $73.0 million and $88.0 million of outstanding balances under the NW Holdings agreement at December 31, 2023 and 2022, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2023 and 2022, with consolidated indebtedness to total capitalization ratios of 56.5% and 57.6%, respectively.

The NW Holdings credit agreement also requires NW Holdings to maintain debt ratings (which are defined by a formula using NW Natural's credit ratings in the event NW Holdings does not have a credit rating) with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in its senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Holdings' debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreements are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed. NW Holdings maintains a credit rating with S&P of A+ and does not currently maintain ratings with Moody's.

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

NW Holdings had no letters of credit issued and outstanding at December 31, 2023 and 2022.

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

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2023 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at December 31, 2023 or 2022. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2023 and 2022, with consolidated indebtedness to total capitalization ratios of 52.8% and 52.1%, respectively.

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

NW Natural had one letter of credit outstanding at December 31, 2023 and no letters of credit outstanding at December 31, 2022. In December 2023, NW Natural issued a $15 million letter of credit through its existing credit agreement, which expired January 5, 2024.

Letters of Credit Facility
In January 2024, NW Natural entered into an Uncommitted Letter of Credit and Reimbursement Agreement (LC Reimbursement Agreement), pursuant to which NW Natural agreed to reimburse each Lender acting as an issuing bank (Issuing Bank) thereunder for disbursements in respect of letters of credit (Letters of Credit) issued pursuant to the LC Reimbursement Agreement from time to time. The Company expects to use Letters of Credit issued under the facility created by the LC Reimbursement Agreement (LC Facility) primarily to support its participation in Washington Climate Commitment Act cap-and-invest program auctions.

Although there is no expressly stated maximum amount of Letters of Credit that can be issued or outstanding under the LC Facility, under current regulatory authority from the OPUC, the aggregate sum of Letters of Credit outstanding and available to be drawn under the LC Reimbursement Agreement may not exceed $100 million at any one time. The Issuing Banks have no commitment to issue Letters of Credit under the LC Facility and will have the discretion to limit and condition the terms for the issuance of Letters of Credit (including maximum face amounts) in their sole discretion.

The LC Reimbursement Agreement requires NW Natural to maintain certain ratings with S&P and Moody’s. NW Natural must also notify the Administrative Agent and Lenders of any change in the S&P or Moody’s Ratings, although any such change is not an event of default.

The LC Reimbursement Agreement prohibits NW Natural from permitting Consolidated Indebtedness to be greater than 70% of Total Capitalization, each as defined therein and calculated as of the end of each fiscal quarter of NW Natural. Failure to comply with this financial covenant would constitute an Event of Default under the LC Reimbursement Agreement. The occurrence of this or any other Event of Default would entitle the Administrative Agent to require cash collateral for the LC Exposure, as defined in the LC Reimbursement Agreement, and to exercise all other rights and remedies available to it and the Lenders under the Credit Documents, as defined in the LC Reimbursement Agreement, and under applicable law.

Credit Ratings
NW Natural's credit ratings are a factor of liquidity, potentially affecting access to the capital markets including the commercial paper market. NW Natural's credit ratings also have an impact on the cost of funds, and may have an impact on the need to post collateral under financial derivative contracts.

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

Long-Term Debt
Note Purchase Agreement
In December 2023, NW Holdings entered into a Note Purchase Agreement between NW Holdings and the institutional investors named as purchasers therein. The Note Purchase Agreement provides for the issuance of (i) $100.0 million aggregate principal amount of NW Holdings’ 5.78% Senior Notes, Series A, due March 7, 2028 (5.78% Notes) and (ii) $50.0 million aggregate principal amount of NW Holdings’ 5.84% Senior Notes, Series B, due March 7, 2029 (5.84% Notes) in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The 5.78% Notes and the 5.84% Notes are expected to be issued on or about March 7, 2024, pursuant to the Note Purchase Agreement. The proceeds from the Note Purchase Agreement are expected to be used to refinance $150.0 million of existing term loans at NW Holdings and NWN Water.

The 5.78% Notes will bear interest at the rate of 5.78% per annum, payable semi-annually on March 7 and September 7 of each year, commencing September 9, 2024, and will mature on March 7, 2028. NW Holdings may, at its option, prepay at any time all, or from time to time any part of, the outstanding 5.78% Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest thereon to the date of prepayment; provided, however, in the case of a partial prepayment, NW Holdings must prepay at least 5% of the aggregate principal amount of the 5.78% Notes outstanding. At any time on or after February 7, 2028, NW Holdings may, at its option, prepay all or any part of the 5.78% Notes at 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of prepayment, but without the payment of a “make-whole” premium, so long as there is no Default or Event of Default under the Note Purchase Agreement.

The 5.84% Bonds will bear interest at the rate of 5.84% per annum, payable semi-annually on March 7 and September 7 of each year, commencing September 9, 2024, and will mature on March 7, 2029. NW Holdings may, at its option, prepay at any time all, or from time to time any part of, the outstanding 5.84% Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest thereon to the date of prepayment; provided, however, in the case of a partial prepayment, NW Holdings must prepay at least 5% of the aggregate principal amount of the 5.84% Notes outstanding. At any time on or after February 7, 2029, NW Holdings may, at its option, prepay all or any part of the 5.84% Notes at 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of prepayment, but without the payment of a “make-whole” premium, so long as there is no Default or Event of Default under the Note Purchase Agreement.

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

In January 2023, NW Natural issued and sold $100.0 million aggregate principal amount of its FMBs, 5.43% Series due January 2053. The 5.43% Bonds bear interest at the rate of 5.43% per annum, payable semi-annually on January 6 and July 6 of each year, commencing July 6, 2023, and will mature on January 6, 2053.

Interest Rate Swap Agreements
NW Holdings and NWN Water entered into interest rate swap agreements with major financial institutions that effectively convert variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. The notional amount, effective date, expiration date and benchmark rate of the swap agreements are shown in the table below:

In millions	Notional Amount	Effective Date	Expiration Date	Fixed Rate
NW Holdings	$100.0	1/17/2023	3/15/2024	4.7%
NWN Water	$55.0	1/19/2023	6/10/2026	3.8%

Retirement of Long-Term Debt
The following NW Natural debentures were retired in the periods indicated:

	Year Ended December 31,
In millions	2023	2022	2021
NW Natural First Mortgage Bonds:
3.542% Series due 2023	$50	$—	$—
5.620% Series due 2023	40	—	—
9.050% Series due 2021	—	—	10
3.176% Series due 2021	—	—	50
Total	$90	$—	$60
In June 2019, NWN Water entered into a two-year term loan agreement for $35.0 million. The loan was repaid in June 2021 upon its maturity date.

Maturities and Interest on Long-Term Debt
Maturities and payment of interest on long-term debt for each of the annual periods through December 31, 2028 and thereafter are as follows:

In millions	Long-term debt maturities	Interest on long-term debt
NW Natural:
2024	$—	$63.2
2025	30.0	62.9
2026	55.0	60.9
2027	64.7	57.7
2028	10.0	54.8
Thereafter	1,215.0	826.7
NW Natural Total	1,374.7	1,126.2
Other NW Holdings:
2024	150.9	4.9
2025	0.8	2.7
2026	55.8	1.3
2027	0.9	0.1
2028	0.9	0.1
Thereafter	2.3	0.3
Other NW Holdings Total	211.6	9.4
NW Holdings:
2024	150.9	68.1
2025	30.8	65.6
2026	110.8	62.2
2027	65.6	57.8
2028	10.9	54.9
Thereafter	1,217.3	827.0
NW Holdings Total	$1,586.3	$1,135.6

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of December 31, 2023 and 2022. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows

Operating Activities
Changes in our operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

In millions	2023	2022	2021
NW Natural cash provided by operating activities	$281.9	$145.2	$141.5
NW Holdings cash provided by operating activities	279.9	147.7	160.4

2023 COMPARED TO 2022. The significant factors contributing to the $136.7 million increase at NW Natural cash flow provided by operating activities were as follows:
•$126.6 million decrease in accounts receivable due to colder weather in December 2022;
•$40.0 million decrease in net deferred gas costs due to the recovery of higher priced gas in 2022;
•$30.6 million decrease in asset optimization revenue sharing bill credits; and
•$19.9 million increase due to a compliance obligation related to the Washington CCA; partially offset by
•$64.9 million decrease in accounts payable resulting from payments of higher priced gas purchased in December 2022; and
•$22.3 million decrease in the decoupling mechanism.

The $132.3 million increase in cash provided by operating activities at NW Holdings was primarily driven by the factors discussed above.

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

During the years ended December 31, 2023 and 2022, NW Natural did not make any cash contributions to its qualified defined benefit pension plan, compared to $9.6 million in 2021. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans’ assets. See Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to our operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16.

Investing Activities

In millions	2023	2022	2021
NW Natural cash used in investing activities	$(290.5)	$(320.3)	$(275.7)
NW Holdings cash used in investing activities	(335.5)	(435.5)	(300.1)
2023 COMPARED TO 2022. Cash used in investing activities decreased $29.8 million at NW Natural and $100.0 million at NW Holdings, respectively. The decrease at NW Natural is primarily driven by a decrease in capital expenditures related to two significant information technology projects that were placed into service in the prior year.
The decrease in cash used in investing activities at NW Holdings is driven by lower capital expenditures at NW Natural and less cash used for water and wastewater acquisitions.

2022 COMPARED TO 2021. Cash used in investing activities increased $44.6 million at NW Natural and $135.4 million at NW Holdings, respectively. The increase at NW Natural is primarily driven by an increase in capital expenditures of $40.4 million. The increase at NW Holdings is driven by the increase at NW Natural and $94.3 million in cash paid for water and wastewater acquisitions.

NW Natural capital expenditures for 2024 are expected to be in the range of $350 million to $400 million and for the five-year period from 2024 to 2028 are expected to range from $1.4 billion to $1.6 billion. NW Natural Water is expected to invest approximately $40 million in 2024 related to maintenance capital expenditures for water and wastewater utilities owned as of December 31, 2023, and for the five-year period from 2024 to 2028 capital expenditures are expected to invest approximately $120 million to $140 million.

The timing and amount of the core capital expenditures and projects for 2024 and the next five years could change based on regulation, growth, and cost estimates. Additional investments in our infrastructure during and after 2024 that are not incorporated in the estimates provided above will depend largely on additional regulations, growth, and expansion opportunities. Required funds for the investments are expected to be internally generated or financed with long-term debt or equity, as appropriate.

Financing Activities

In millions	2023	2022	2021
NW Natural cash provided by financing activities	$20.4	$178.9	$139.3
NW Holdings cash provided by financing activities	64.2	301.6	131.4

2023 COMPARED TO 2022. Cash provided by financing activities decreased $158.5 million at NW Natural attributable to lower cash contributions from NW Holdings and the retirement of short and long-term debt, partially offset by an increase in long-term debt issuances.

Cash provided by financing activities decreased $237.4 million at NW Holdings attributable to lower proceeds from common stock issuances and the retirement of short and long-term debt, partially offset by an increase in long-term debt issuances.

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

Pension Cost and Funding Status of Qualified Retirement Plans
NW Natural's pension costs are determined in accordance with accounting standards for compensation and retirement benefits. See “Application of Critical Accounting Policies and Estimates – Pensions and Postretirement Benefits” below. Pension benefit for NW Natural's qualified defined benefit plan, which is allocated between operations and maintenance expenses and capital expenditures, totaled $2.4 million in 2023, a change of $7.8 million from 2022. The fair market value of pension assets in this plan increased to $283.4 million at December 31, 2023 from $280.3 million at December 31, 2022. The increase was due to a gain on plan assets of $28.8 million, partially offset by benefit payments of $25.7 million.

Contributions made to NW Natural's company-sponsored qualified defined benefit pension plan are based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The qualified defined benefit pension plan was underfunded by $109.2 million at December 31, 2023. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural did not make any plan contributions during 2023. The amount and timing of future contributions will depend on market interest rates and investment returns on the plan's assets. See Note 10 for information regarding employer contributions and estimated future benefit payments and other pension disclosures.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates—Environmental Contingencies” below. At December 31, 2023, NW Natural's total estimated liability related to environmental sites was $121.6 million. See Note 17 and "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" above.

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

Based on current accounting and regulatory competitive conditions, NW Natural believes it is reasonable to expect continued application of regulatory accounting for NGD activities. Further, it is reasonable to expect the recovery or refund of NW Natural's regulatory assets and liabilities at December 31, 2023 through future customer rates. If it is determined that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances against earnings in the period such determination is made. The net balance in regulatory asset and liability accounts was a net liability of $268.2 million and a net liability of $479.3 million as of December 31, 2023 and 2022, respectively. See Note 2 for more detail on regulatory balances.

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

Accrued Unbilled Revenue
For a description of the policy regarding accrued unbilled revenue, most of which relates to the NGD business at NW Natural, see Note 2. The following table presents changes in key metrics if the estimated percentage of unbilled volume at December 31 was adjusted up or down by 1%:

	2023
In millions	Up 1%	Down 1%
Unbilled revenue increase (decrease)(1)	$1.2	$(1.2)
Margin increase (decrease)(1)	0.2	(0.2)
Net income before tax increase (decrease)(1)	0.1	(0.1)
(1)    Includes impact of regulatory mechanisms including decoupling mechanism and excludes the impact of unbilled revenue from water services.

Derivative Instruments and Hedging Activities
NW Holdings and NW Natural have financial derivative policies that set forth guidelines for using financial derivative instruments to support prudent risk management strategies. These policies specifically prohibit the use of derivatives for speculative purposes. Financial derivative contracts are utilized to hedge most of our natural gas sale requirements. These contracts include swaps, options, and combinations of option contracts. NW Natural primarily uses these derivative financial instruments to manage commodity price variability. A small portion of NW Natural's derivative hedging strategy involves foreign currency exchange contracts.

Derivative instruments are recorded on the balance sheet at fair value. If certain regulatory conditions are met, then the derivative instrument fair value is recorded together with an offsetting entry to a regulatory asset or liability account pursuant to regulatory accounting, and no unrealized gain or loss is recognized in current income or loss. See "Regulatory Accounting" above for additional information. The gain or loss from the fair value of a derivative instrument subject to regulatory deferral is included in the recovery from, or refund to, NGD business customers in future periods. If a derivative contract is not subject to regulatory deferral, then the accounting treatment for unrealized gains and losses is recorded in accordance with accounting standards for derivatives and hedging which is either in current income or loss or in accumulated other comprehensive income or loss (AOCI or AOCL). Derivative contracts outstanding at December 31, 2023, 2022 and 2021 were measured at fair value using models or other market accepted valuation methodologies derived from observable market data. Estimates of fair value may change significantly from period-to-period depending on market conditions, notional amounts, and prices. These changes may have an impact on results of operations, but the impact would generally be mitigated due to the majority of derivative activities being subject to regulatory deferral treatment. For more information on derivative activity and associated regulatory treatment, see Note 2 and Note 15.

The following table summarizes the amount of gains realized from commodity price transactions for the last three years:

In millions	2023	2022	2021
NGD business net gain on commodity swaps	$125.5	$107.8	$50.9

Realized gains and losses from commodity hedges shown above were recorded in cost of gas and were, or will be, included in annual PGA rates.

NW Holdings and NWN Water also use financial derivatives to hedge interest rate risk in the form of pay-fixed interest rate swaps. Unrealized gains and losses related to these interest rate swap agreements qualify for cash flow hedge accounting and are recorded in AOCI on the consolidated balance sheet.

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

The vested benefit obligation for the defined benefit pension plan is the actuarial present value of the vested benefits to which the employee is entitled based on the employee's expected date of separation or retirement based on valuation assumptions.

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

A number of factors, as discussed above, are considered in developing pension and postretirement benefit assumptions. For the December 31, 2023 measurement date, NW Natural reviewed and updated:
•the weighted-average discount rate assumptions for pensions decreased from 5.18% for 2022 to 4.98% for 2023, and the weighted-average discount rate assumptions for other postretirement benefits decreased from 5.19% for 2022 to 4.98% for 2023. The new rate assumptions were determined for each plan based on a matching of benchmark interest rates to the estimated cash flows, which reflect the timing and amount of future benefit payments. Benchmark interest rates are drawn from the FTSE Above Median Curve, which consists of high quality bonds rated AA- or higher by S&P or Aa3 or higher by Moody’s;
•the expected annual rate of future compensation is separately determined for bargaining unit and non-bargaining unit employees. The rate assumption ranges from 3.2% to 4.6% in 2024, 4.7% to 5.8% in 2025 and 4.0% to 4.7% thereafter;
•the expected long-term return on qualified defined benefit plan assets remained the same at 7.50% in 2022 and 2023; and
•other key assumptions, which were based on actual plan experience and actuarial recommendations.

At December 31, 2023, the net pension liability (benefit obligations less market value of plan assets) for the defined benefit pension plan increased $7.9 million compared to 2022. The increase in the net pension liability is primarily due to the $11.0 million increase to the pension benefit obligation, partially offset by the $3.1 million increase in plan assets. The liability for non-qualified plans increased $1.0 million and the liability for other postretirement benefits increased $1.6 million in 2023.

The expected long-term rate of return on assets is based on a forward-looking capital markets model along with the defined benefit pension plan current and target asset allocation. The model inputs are based on future expected long-term total returns and historical volatilities for various asset classes, along with their historical correlations. The model considers current investment-grade yields for fixed income investments, and the same plus a risk premium for riskier assets such as common stocks.

NW Natural believes its pension assumptions are appropriate based on plan design and an assessment of market conditions. The following shows the sensitivity of retirement benefit costs and benefit obligations to changes in certain actuarial assumptions:

Dollars in millions	Change in Assumption	Impact on 2023 Retirement Benefit Costs	Impact on Retirement Benefit Obligations at Dec. 31, 2023
Discount rate:	(0.25)%
Qualified defined benefit plans		$(0.2)	$10.8
Non-qualified plans		—	0.1
Other postretirement benefits		—	0.5
Expected long-term return on plan assets:	(0.25)%
Qualified defined benefit plans		0.9	N/A

Income Taxes
Valuation Allowances
Deferred tax assets are recognized to the extent that these assets are believed to be more likely than not to be realized. In making such a determination, available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. NW Holdings and NW Natural have determined that all recorded deferred tax assets are more likely than not to be realized as of December 31, 2023. See Note 11.

Uncertain Tax Benefits
The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in the jurisdictions in which we operate. A tax benefit from a material uncertain tax position will only be recognized when it is more likely than not that the position, or some portion thereof, will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits. NW Holdings and NW Natural participate in the Compliance Assurance Process (CAP) with the Internal Revenue Service (IRS). Under the CAP program companies work with the IRS to identify and resolve material tax matters before the federal income tax return is filed each year. No reserves for uncertain tax benefits were recorded during 2023, 2022, or 2021. See Note 11.

Tax Legislation
When significant proposed or enacted changes in income tax rules occur, we consider whether there may be a material impact to our financial position, results of operations, cash flows, or whether the changes could materially affect existing assumptions used in making estimates of tax related balances.

The final tangible property regulations applicable to all taxpayers were issued on September 13, 2013 and were generally effective for taxable years beginning on or after January 1, 2014. In April 2023, the IRS published Revenue Procedure 2023-15 that provides a safe harbor method of income tax accounting for determining when expenditures for natural gas transmission and distribution property must be capitalized or are allowable as repair deductions. We continue to evaluate this new safe harbor but do not believe that the safe harbor method is materially different from NW Natural’s current repairs methodology or that this additional guidance will have a material effect on our financial statements.

Regulatory Matters
Regulatory tax assets and liabilities are recorded to the extent it is probable they will be recoverable from, or refunded to, customers in the future. At December 31, 2023 and 2022, NW Natural had net regulatory income tax assets of $8.0 million and $10.2 million, respectively, representing future rate recovery of deferred tax liabilities resulting from differences in NGD plant financial statement and tax bases and NGD plant removal costs. These regulatory assets are currently being recovered through customer rates. At December 31, 2023 and 2022, regulatory income tax assets of $4.9 million and $2.9 million, respectively, were recorded by NW Natural, representing probable future rate recovery of deferred tax liabilities resulting from the equity portion of AFUDC.

At December 31, 2023 and 2022, regulatory liability balances, representing the estimated net benefit to NGD customers resulting from the change in deferred taxes as a result of the Tax Cut and Jobs Act (TCJA), of $174.2 million and $181.4 million, respectively, were recorded by NW Natural. These balances include a gross up for income taxes of $46.1 million and $48.0 million, respectively.

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

NW Holdings' policy for goodwill assessments begins with a qualitative analysis in which events and circumstances are evaluated, including macroeconomic conditions, industry and market conditions, regulatory environments, and the overall financial performance of the reporting unit. If the qualitative assessment indicates that the carrying value may be at risk of recoverability, a quantitative evaluation is performed to measure the carrying value against the fair value of the reporting unit. This evaluation may involve the assessment of future cash flows and other subjective factors for which uncertainty exists and could impact the estimation of future cash flows. These factors include, but are not limited to, the amount and timing of future cash flows, future growth rates, and the discount rate. Unforeseen events and changes in circumstances or market conditions could adversely affect these estimates, which could result in an impairment charge. A qualitative assessment was performed during the fourth quarter of 2023 which indicated a quantitative assessment was not required; thus, no goodwill impairment was recorded. See Note 2 and Note 14 for additional information.

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

Commodity Supply Risk
NW Natural enters into spot, short-term, and long-term natural gas supply contracts, along with associated pipeline transportation contracts, to manage commodity supply risk. NW Natural has arranged for physical delivery of an adequate supply of gas, including gas in its Mist storage facility and other off-system storage facilities, to meet expected requirements of core NGD customers. NW Natural's long-term gas supply contracts are primarily index-based and subject to monthly re-pricing, a strategy that is intended to substantially mitigate credit exposure to physical gas counterparties. Absolute notional amounts under physical gas contracts related to open positions on derivative instruments were 572 million therms and 463 million therms as of December 31, 2023 and 2022, respectively.

Commodity Price Risk
Natural gas commodity prices are subject to market fluctuations due to unpredictable factors including weather, pipeline transportation congestion, drilling technologies, market speculation, and other factors that affect supply and demand. Commodity price risk is primarily hedged with financial swaps, storage and physical gas reserves from a long-term investment in working interests in gas leases operated by Jonah Energy. These hedges are generally included in NW Natural's annual PGA filing for recovery, subject to a regulatory prudence review. Notional amounts under financial derivative contracts were $405.7 million and $359.5 million as of December 31, 2023 and 2022, respectively. The fair value of financial swaps, based on market prices at December 31, 2023, was an unrealized loss of $115.5 million, which would result in cash outflows of $89.6 million in 2024, $22.9 million in 2025, and $3.0 million in 2026.

Interest Rate Risk
NW Holdings and NW Natural are exposed to interest rate risk primarily associated with debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. Interest rate risk is primarily managed through the issuance of fixed-rate debt with varying maturities. NW Holdings and NW Natural may also enter into financial derivative instruments, including interest rate swaps, options and other hedging instruments, to manage and mitigate interest rate exposure. NW Holdings and NWN Water entered into interest rate swaps transactions for a total notional amount of $155 million to manage variable interest rate risk in December 2022. Unrealized gains related to these interest rate swap agreements totaled $0.2 million and $0.1 million, net of tax, as of December 31, 2023 and 2022, respectively.

Foreign Currency Risk
The costs of certain pipeline fees are subject to changes in the value of the Canadian currency in relation to the U.S. currency. Foreign currency forward contracts are used to hedge against fluctuations in exchange rates for NW Natural's commodity-related demand and reservation charges paid in Canadian dollars. Notional amounts under foreign currency forward contracts were $11.9 million and $7.6 million as of December 31, 2023 and 2022, respectively. If all of the foreign currency forward contracts had been settled on December 31, 2023, a gain of $0.2 million would have been realized. See Note 15.

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

Credit Exposure to Financial Derivative Counterparties
NW Natural did not have any credit exposure related to commodity swap contracts based on the estimated fair value at December 31, 2023. NW Natural does not have credit exposure to financial commodity swap derivative counterparties when forward gas prices are lower than our hedge prices, which was the case with all financial commodity swap counterparties at December 31, 2023. NW Natural’s credit exposure also includes interest rate swap and foreign exchange forward counterparties, neither of which were significant at December 31, 2023. NW Natural's financial derivatives policy requires counterparties to have at least an investment-grade credit rating at the time the derivative instrument is entered into and specific limits on the notional amount and duration based on each counterparty’s credit rating. NW Natural actively monitors and manages derivative credit exposure and places counterparties on hold for trading purposes or requires cash collateral, letters of credit, or guarantees as circumstances warrant.

The following table summarizes NW Natural's overall financial swap and option credit exposure, based on estimated fair value, and the corresponding counterparty credit ratings. The table uses credit ratings from S&P and Moody’s, reflecting the higher of the S&P or Moody’s rating or a middle rating if the entity is split-rated with more than one rating level difference:

	Financial Derivative Position by Credit Rating Unrealized Fair Value Gain (Loss)
In millions	2023	2022
AA/Aa	$(100.7)	$77.9
A/A	(14.8)	72.7
Total	$(115.5)	$150.6

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

Additionally, NW Natural has master contracts in place with each derivative counterparty, most of which include provisions for posting or calling for collateral. Generally, NW Natural can obtain cash or marketable securities as collateral with one day’s notice. Various collateral management strategies are used to reduce liquidity risk. The collateral provisions vary by counterparty but are not expected to result in the significant posting of collateral, if any. NW Natural has performed stress tests on the gas portfolio and concluded the liquidity risk from collateral calls is not material. Derivative credit exposure is primarily with investment grade counterparties rated AA-/Aa3 or higher. Contracts are diversified across counterparties, business types and countries to reduce credit and liquidity risk.

At December 31, 2023, financial derivative commodity credit risk on a volumetric basis was geographically concentrated 24% in the United States and 76% in Canada, based on counterparties' location. At December 31, 2022, financial derivative commodity credit risk on a volumetric basis was geographically concentrated 28% in the United States and 71% in Canada with our counterparties.

Credit Exposure to Insurance Companies
Credit exposure to insurance companies for loss or damage claims could be material. NW Holdings and NW Natural regularly monitor the financial condition of insurance companies who provide general liability insurance policy coverage to NW Holdings, NW Natural, their predecessors, and their subsidiaries.

Weather Risk
NW Natural has a weather normalization mechanism in Oregon; however, it is exposed to weather risk primarily from NGD business operations. A large percentage of NGD margin is volume driven, and current rates are based on an assumption of average weather. NW Natural's weather normalization mechanism in Oregon is for residential and small commercial customers, which is intended to stabilize the recovery of NGD business fixed costs and reduce fluctuations in customers’ bills due to colder or warmer than average weather. Customers in Oregon are allowed to opt out of the weather normalization mechanism. As of December 31, 2023, approximately 7% of Oregon customers had opted out. In addition to the Oregon customers opting out, Washington residential and commercial customers account for approximately 12% of our total customer base and are not covered by weather normalization. The combination of Oregon and Washington customers not covered by a weather normalization mechanism is 19% of all residential and commercial customers. See "Results of Operations—Regulatory Matters—Rate Mechanisms—WARM" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

		Page
1.	Management's Reports on Internal Control Over Financial Reporting	73

2.	Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)	75

3.	Consolidated Financial Statements:

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Holding Company for the Years Ended December 31, 2023, 2022, and 2021	79

	Consolidated Balance Sheets of Northwest Natural Holding Company at December 31, 2023 and 2022	80

	Consolidated Statements of Shareholders’ Equity of Northwest Natural Holding Company for the Years Ended December 31, 2023, 2022, and 2021	82

	Consolidated Statements of Cash Flows of Northwest Natural Holding Company for the Years Ended December 31, 2023, 2022, and 2021	83

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Gas Company for the Years Ended December 31, 2023, 2022, and 2021	85

	Consolidated Balance Sheets of Northwest Natural Gas Company at December 31, 2023 and 2022	86

	Consolidated Statements of Shareholder's Equity of Northwest Natural Gas Company for the Years Ended December 31, 2023, 2022, and 2021	88

	Consolidated Statements of Cash Flows of Northwest Natural Gas Company for the Years Ended December 31, 2023, 2022, and 2021	89

	Notes to Consolidated Financial Statements	90

4.	Supplementary Data for the Years Ended December 31, 2023, 2022, and 2021:

	Financial Statement Schedules

	Schedule I - Condensed Financial Information of Northwest Natural Holding Company at December 31, 2023 and 2022, and for the Years Ended December 31, 2023, 2022, and 2021	132

	Schedule II – Valuation and Qualifying Accounts and Reserves of Northwest Natural Holding Company and Northwest Natural Gas Company for the Years Ended December 31, 2023, 2022, and 2021	136

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

NW Holdings management assessed the effectiveness of NW Holdings' internal control over financial reporting as of December 31, 2023. In making this assessment, NW Holdings management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Holdings management's assessment and those criteria, NW Holdings management has concluded that it maintained effective internal control over financial reporting as of December 31, 2023.

The effectiveness of internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report.

/s/ David H. Anderson
David H. Anderson
Chief Executive Officer

/s/ Brody J. Wilson
Brody J. Wilson
Chief Financial Officer, Chief Accounting Officer, Vice President, Treasurer

February 23, 2024

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

NW Natural management assessed the effectiveness of NW Natural's internal control over financial reporting as of December 31, 2023. In making this assessment, NW Natural management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Natural management's assessment and those criteria, NW Natural management has concluded that it maintained effective internal control over financial reporting as of December 31, 2023.

/s/ David H. Anderson
David H. Anderson
Chief Executive Officer

/s/ Brody J. Wilson
Brody J. Wilson
Chief Financial Officer, Chief Accounting Officer, Vice President, Treasurer

February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Northwest Natural Holding Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Northwest Natural Holding Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, there were $511.7 million of regulatory assets and $780.9 million of regulatory liabilities as of December 31, 2023. The Company’s principal business is to operate as a holding company for Northwest Natural Gas Company (“NW Natural”) and its other subsidiaries. NW Natural's principal business is the distribution of natural gas, which is regulated; the accounting records and practices of the regulated businesses conform to the requirements and uniform system of accounts prescribed by regulatory authorities. Customer rates are regulated and have approved cost-based rates which are intended to allow the Company to earn a return on invested capital. As disclosed by management, regulatory accounting requires management to account for deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue on the income statement at the same time the adjustment to amounts is included in rates charged to customers.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter are the high degree of auditor effort in performing procedures and evaluating audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of rates cases and other proceedings, including the probability of recovery of regulatory assets and the settlement of regulatory liabilities and related accounting and disclosure impacts. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities, (ii) evaluating the sufficiency of the disclosures in the consolidated financial statements, and (iii) testing, on a sample basis, the regulatory assets and liabilities, including those subject to rate cases and other proceedings, by considering the provisions and formulas outlined in rate orders, other regulatory correspondence, and the application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
February 23, 2024

We have served as the Company’s auditor since 1997.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Northwest Natural Gas Company:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northwest Natural Gas Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), of shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, there were $511.7 million of regulatory assets and $779.9 million of regulatory liabilities as of December 31, 2023. The Company’s principal business is the distribution of natural gas, which is regulated; the accounting records and practices of the regulated businesses conform to the requirements and uniform system of accounts prescribed by regulatory authorities. Customer rates are regulated and have approved cost-based rates which are intended to allow the Company to earn a return on invested capital.As disclosed by management, regulatory accounting requires management to account for deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue on the income statement at the same time the adjustment to amounts is included in rates charged to customers.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter are the high degree of auditor effort in performing audit procedures and evaluating audit evidence obtained related to the recovery of regulatory assets and the settlement of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of rates cases and other proceedings, including the probability of recovery of regulatory assets and the settlement of regulatory liabilities and related accounting and disclosure impacts. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities, (ii) evaluating the sufficiency of the disclosures in the consolidated financial statements, and (iii) testing, on a sample basis, the regulatory assets and liabilities, including those subject to rate cases and other proceedings, by considering the provisions and formulas outlined in rate orders, other regulatory correspondence, and the application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
February 23, 2024

We have served as the Company’s auditor since 1997.

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands, except per share data	2023	2022	2021

Operating revenues	$1,197,475	$1,037,353	$860,400

Operating expenses:
Cost of gas	499,837	429,635	292,314
Operations and maintenance	273,766	224,667	204,227
Environmental remediation	12,899	12,389	9,938
General taxes	46,248	41,031	38,633
Revenue taxes	48,671	41,826	34,740
Depreciation	125,581	116,707	113,534
Other operating expenses	5,532	3,621	3,897
Total operating expenses	1,012,534	869,876	697,283
Income from operations	184,941	167,477	163,117
Other income (expense), net	17,855	1,203	(12,559)
Interest expense, net	76,566	53,247	44,486
Income before income taxes	126,230	115,433	106,072
Income tax expense	32,362	29,130	27,406
Net income	93,868	86,303	78,666
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $443 for 2023, $(1,511) for 2022, and $(219) for 2021	(1,233)	4,195	593
Amortization of non-qualified employee benefit plan liability, net of taxes of $(148) for 2023, $(286) for 2022, and $(320) for 2021	410	795	905
Unrealized gain on interest rate swaps, net of taxes of $(21) for 2023 and $(47) for 2022	59	129	—
Comprehensive income	$93,104	$91,422	$80,164
Average common shares outstanding:
Basic	36,213	33,934	30,702
Diluted	36,265	33,984	30,752
Earnings per share of common stock:
Basic	$2.59	$2.54	$2.56
Diluted	2.59	2.54	2.56

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2023	2022

Assets:
Current assets:
Cash and cash equivalents	$32,920	$29,270
Accounts receivable	121,341	168,906
Accrued unbilled revenue	83,138	89,048
Allowance for uncollectible accounts	(3,455)	(3,296)
Regulatory assets	178,270	117,491
Derivative instruments	11,380	194,412
Inventories	112,571	87,096
Other current assets	65,275	61,286
Total current assets	601,440	744,213
Non-current assets:
Property, plant, and equipment	4,556,609	4,261,566
Less: Accumulated depreciation	1,198,555	1,147,166
Total property, plant, and equipment, net	3,358,054	3,114,400
Regulatory assets	333,443	340,432
Derivative instruments	431	5,045
Other investments	102,951	95,704
Operating lease right of use asset, net	71,308	73,429
Assets under sales-type leases	129,882	134,302
Goodwill	163,344	149,283
Other non-current assets	106,239	91,518
Total non-current assets	4,265,652	4,004,113
Total assets	$4,867,092	$4,748,326

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands, except share information	2023	2022

Liabilities and equity:
Current liabilities:
Short-term debt	$89,780	$258,200
Current maturities of long-term debt	150,865	90,697
Accounts payable	145,361	180,667
Taxes accrued	15,454	15,625
Interest accrued	15,836	10,169
Regulatory liabilities	84,962	248,582
Derivative instruments	98,661	28,728
Operating lease liabilities	2,333	1,514
Other current liabilities	93,626	64,552
Total current liabilities	696,878	898,734
Long-term debt	1,425,435	1,246,167
Deferred credits and other non-current liabilities:
Deferred tax liabilities	382,673	366,022
Regulatory liabilities	695,896	689,578
Pension and other postretirement benefit liabilities	158,116	149,143
Derivative instruments	28,055	20,838
Operating lease liabilities	77,167	78,965
Other non-current liabilities	119,034	123,438
Total deferred credits and other non-current liabilities	1,460,941	1,427,984
Commitments and contingencies (see Note 16 and Note 17)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 37,631,212 and 35,524,590 at December 31, 2023 and 2022, respectively	890,976	805,253
Retained earnings	399,911	376,473
Accumulated other comprehensive loss	(7,049)	(6,285)
Total equity	1,283,838	1,175,441
Total liabilities and equity	$4,867,092	$4,748,326

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2020	$565,112	$336,523	$(12,902)	$888,733
Comprehensive income (loss)	—	78,666	1,498	80,164
Dividends on common stock, $1.92 per share	—	(59,410)	—	(59,410)
Stock-based compensation	3,615	—	—	3,615
Shares issued pursuant to equity based plans	4,543	—	—	4,543
Issuance of common stock, net of issuance costs	17,501	—	—	17,501
Balance at December 31, 2021	590,771	355,779	(11,404)	935,146
Comprehensive income (loss)	—	86,303	5,119	91,422
Dividends on common stock, $1.93 per share	—	(65,609)	—	(65,609)
Stock-based compensation	3,228	—	—	3,228
Shares issued pursuant to equity based plans	2,978	—	—	2,978
Issuance of common stock, net of issuance costs	208,276	—	—	208,276
Balance at December 31, 2022	805,253	376,473	(6,285)	1,175,441
Comprehensive income (loss)	—	93,868	(764)	93,104
Dividends on common stock, $1.94 per share	—	(70,430)	—	(70,430)
Shares issued in connection with business combinations	12,884	—	—	12,884
Stock-based compensation	3,598	—	—	3,598
Shares issued pursuant to equity based plans	2,328	—	—	2,328
Issuance of common stock, net of issuance costs	66,913	—	—	66,913
Balance at December 31, 2023	$890,976	$399,911	$(7,049)	$1,283,838

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2023	2022	2021
Operating activities:
Net income	$93,868	$86,303	$78,666
Adjustments to reconcile net income to cash provided by operations:
Depreciation	125,581	116,707	113,534
Regulatory amortization of gas reserves	3,217	5,589	13,897
Deferred income taxes	8,966	17,410	14,617
Qualified defined benefit pension plan (benefit) expense	(2,430)	5,351	16,556
Contributions to qualified defined benefit pension plans	—	—	(9,590)
Deferred environmental expenditures, net	(26,052)	(18,160)	(18,187)
Environmental remediation expense	12,899	12,389	9,938
Asset optimization revenue sharing bill credits	(10,471)	(41,102)	(9,053)
Other	22,972	21,558	20,622
Changes in assets and liabilities:
Receivables, net	50,977	(76,454)	(44,128)
Inventories	(24,105)	(29,269)	(14,571)
Income and other taxes	(1,246)	6,908	3,292
Accounts payable	(39,958)	24,508	12,118
Deferred gas costs	52,371	12,334	(40,541)
Asset optimization revenue sharing	22,637	28,937	44,458
Decoupling mechanism	(11,415)	10,922	(5,206)
Cloud-based software	(16,307)	(23,908)	(7,407)
Other, net	18,445	(12,351)	(18,662)
Cash provided by operating activities	279,949	147,672	160,353
Investing activities:
Capital expenditures	(327,347)	(338,602)	(293,892)
Acquisitions, net of cash acquired	(7,533)	(94,279)	(1,289)
Purchase of equity method investment	(1,000)	(1,000)	(14,450)
Proceeds from sale of equity method investment	—	—	7,000
Other	383	(1,579)	2,508
Cash used in investing activities	(335,497)	(435,460)	(300,123)

	Year Ended December 31,
	2023	2022	2021
Financing activities:
Proceeds from common stock issued, net	66,495	208,561	17,501
Long-term debt issued	330,000	290,000	185,000
Long-term debt retired	(90,000)	—	(95,000)
Proceeds from term loan due within one year	—	—	100,000
Repayment of term loan	—	—	(100,000)
Repayments of commercial paper, maturities greater than three months	—	—	(195,025)
Changes in other short-term debt, net	(168,540)	(131,300)	280,000
Cash dividend payments on common stock	(67,340)	(62,771)	(55,919)
Payment of financing fees	(2,200)	(912)	(3,899)
Other	(4,207)	(1,946)	(1,222)
Cash provided by financing activities	64,208	301,632	131,436
Increase (decrease) in cash, cash equivalents and restricted cash	8,660	13,844	(8,334)
Cash, cash equivalents and restricted cash, beginning of period	40,964	27,120	35,454
Cash, cash equivalents and restricted cash, end of period	$49,624	$40,964	$27,120

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$80,197	$50,823	$43,719
Income taxes paid, net of refunds	24,263	2,779	10,555
Non-cash activities:
Shares issued in connection with business combinations	$12,884	$—	$—
Debt assumed in connection with business combinations	3,131	—	—
See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands	2023	2022	2021

Operating revenues	$1,158,623	$1,014,339	$843,057

Operating expenses:
Cost of gas	500,061	429,861	292,538
Operations and maintenance	244,669	204,845	188,762
Environmental remediation	12,899	12,389	9,938
General taxes	44,980	40,151	38,150
Revenue taxes	48,432	41,627	34,600
Depreciation	119,514	112,957	110,504
Other operating expenses	2,423	3,135	3,332
Total operating expenses	972,978	844,965	677,824
Income from operations	185,645	169,374	165,233
Other income (expense), net	15,358	(436)	(12,745)
Interest expense, net	60,594	46,338	42,983
Income before income taxes	140,409	122,600	109,505
Income tax expense	35,672	31,036	28,333
Net income	104,737	91,564	81,172
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $443 for 2023, $(1,511) for 2022, and $(219) for 2021	(1,233)	4,195	593
Amortization of non-qualified employee benefit plan liability, net of taxes of $(148) for 2023, $(286) for 2022, and $(320) for 2021	410	795	905
Comprehensive income	$103,914	$96,554	$82,670

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2023	2022

Assets:
Current assets:
Cash and cash equivalents	$19,841	$12,977
Accounts receivable	117,216	165,607
Accrued unbilled revenue	81,524	87,482
Receivables from affiliates	824	634
Allowance for uncollectible accounts	(3,228)	(3,079)
Regulatory assets	178,270	117,491
Derivative instruments	11,184	194,236
Inventories	110,855	86,207
Other current assets	60,138	57,269
Total current assets	576,624	718,824
Non-current assets:
Property, plant, and equipment	4,393,759	4,148,547
Less: Accumulated depreciation	1,181,962	1,137,231
Total property, plant, and equipment, net	3,211,797	3,011,316
Regulatory assets	333,418	340,407
Derivative instruments	373	5,045
Other investments	86,145	80,110
Operating lease right of use asset, net	70,728	72,720
Assets under sales-type leases	129,882	134,302
Other non-current assets	102,410	89,994
Total non-current assets	3,934,753	3,733,894
Total assets	$4,511,377	$4,452,718

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2023	2022

Liabilities and equity:
Current liabilities:
Short-term debt	$16,780	$170,200
Current maturities of long-term debt	—	89,942
Accounts payable	138,111	177,590
Payables to affiliates	14,850	9,175
Taxes accrued	15,293	15,426
Interest accrued	15,111	8,900
Regulatory liabilities	84,912	248,553
Derivative instruments	98,661	28,728
Operating lease liabilities	2,128	1,363
Other current liabilities	89,371	62,019
Total current liabilities	475,217	811,896
Long-term debt	1,364,732	1,035,935
Deferred credits and other non-current liabilities:
Deferred tax liabilities	371,867	362,353
Regulatory liabilities	694,947	688,599
Pension and other postretirement benefit liabilities	158,116	149,143
Derivative instruments	28,055	20,838
Operating lease liabilities	76,757	78,345
Other non-current liabilities	109,066	114,527
Total deferred credits and other non-current liabilities	1,438,808	1,413,805
Commitments and contingencies (see Note 16 and Note 17)
Equity:
Common stock	644,903	614,903
Retained earnings	594,954	582,593
Accumulated other comprehensive loss	(7,237)	(6,414)
Total equity	1,232,620	1,191,082
Total liabilities and equity	$4,511,377	$4,452,718

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2020	$319,506	$528,580	$(12,902)	$835,184
Comprehensive income (loss)	—	81,172	1,498	82,670
Dividends on common stock	—	(56,056)	—	(56,056)
Capital contribution from parent	116,009	—	—	116,009
Balance at December 31, 2021	435,515	553,696	(11,404)	977,807
Comprehensive income (loss)	—	91,564	4,990	96,554
Dividends on common stock	—	(62,667)	—	(62,667)
Capital contributions from parent	179,388	—	—	179,388
Balance at December 31, 2022	614,903	582,593	(6,414)	1,191,082
Comprehensive income (loss)	—	104,737	(823)	103,914
Dividends on common stock	—	(92,376)	—	(92,376)
Capital contributions from parent	30,000	—	—	30,000
Balance at December 31, 2023	$644,903	$594,954	$(7,237)	$1,232,620

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2023	2022	2021
Operating activities:
Net income	$104,737	$91,564	$81,172
Adjustments to reconcile net income to cash provided by operations:
Depreciation	119,514	112,957	110,504
Regulatory amortization of gas reserves	3,217	5,589	13,897
Deferred income taxes	2,855	16,288	13,223
Qualified defined benefit pension plan (benefit) expense	(2,430)	5,351	16,556
Contributions to qualified defined benefit pension plans	—	—	(9,590)
Deferred environmental expenditures, net	(26,052)	(18,160)	(18,187)
Environmental remediation expense	12,899	12,389	9,938
Asset optimization revenue sharing bill credits	(10,471)	(41,102)	(9,053)
Other	22,341	20,448	18,517
Changes in assets and liabilities:
Receivables, net	51,391	(75,177)	(43,030)
Inventories	(23,884)	(28,890)	(14,427)
Income and other taxes	4,124	6,729	(10,405)
Accounts payable	(43,531)	21,375	8,728
Deferred gas costs	52,371	12,334	(40,541)
Asset optimization revenue sharing	22,637	28,937	44,458
Decoupling mechanism	(11,415)	10,922	(5,206)
Cloud-based software	(16,307)	(23,908)	(7,407)
Other, net	19,872	(12,455)	(17,653)
Cash provided by operating activities	281,868	145,191	141,494
Investing activities:
Capital expenditures	(290,845)	(318,686)	(278,237)
Other	384	(1,579)	2,508
Cash used in investing activities	(290,461)	(320,265)	(275,729)
Financing activities:
Long-term debt issued	330,000	140,000	130,000
Long-term debt retired	(90,000)	—	(60,000)
Proceeds from term loan due within one year	—	—	100,000
Repayment of term loan	—	—	(100,000)
Repayment of commercial paper, maturities greater than three months	—	—	(195,025)
Changes in other short-term debt, net	(153,420)	(75,300)	209,000
Cash contributions received from parent	30,000	179,388	116,009
Cash dividend payments on common stock	(92,376)	(62,667)	(56,056)
Payment of financing fees	(2,080)	(843)	(2,818)
Other	(1,682)	(1,665)	(1,782)
Cash provided by financing activities	20,442	178,913	139,328
Increase in cash, cash equivalents and restricted cash	11,849	3,839	5,093
Cash, cash equivalents and restricted cash, beginning of period	24,671	20,832	15,739
Cash, cash equivalents and restricted cash, end of period	$36,520	$24,671	$20,832

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$64,054	$44,813	$42,395
Income taxes paid, net of refunds	27,745	5,990	26,451
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

NW Natural's regulated natural gas distribution activities are reported in the natural gas distribution (NGD) segment. The NGD segment is NW Natural's core operating business and serves residential, commercial, and industrial customers in Oregon and southwest Washington. The NGD segment is the only reportable segment for NW Holdings and NW Natural. All other activities, water, wastewater and water services businesses, and other investments are aggregated and reported as other at their respective registrant.

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

Industry Regulation
NW Holdings' principal business is to operate as a holding company for NW Natural and its other subsidiaries. NW Natural's principal business is the distribution of natural gas, which is regulated by the OPUC and WUTC. NW Natural also has natural gas storage services, which are regulated by the FERC, and to a certain extent by the OPUC and WUTC. Additionally, certain of NW Holdings' subsidiaries own water businesses, which are regulated by the public utility commission in the state in which the water utility is located, which is currently Oregon, Washington, Idaho, Texas and Arizona. Wastewater businesses, to the extent they are regulated, are generally regulated by the public utility commissions in the state in which the wastewater utility is located, which is currently Texas and Arizona. Accounting records and practices of the regulated businesses conform to the requirements and uniform system of accounts prescribed by these regulatory authorities in accordance with U.S. GAAP. The businesses in which customer rates are regulated have approved cost-based rates which are intended to allow such businesses to earn a reasonable return on invested capital.

In applying regulatory accounting principles, NW Holdings and NW Natural capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the applicable state public utility commission, which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a return or a carrying charge in certain cases.

Amounts NW Natural deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
In thousands	2023	2022
NW Natural:
Current:
Unrealized loss on derivatives(1)	$98,661	$28,728
Gas costs	9,301	61,223
Environmental costs(2)	9,950	7,392
Decoupling(3)	2,288	—
Pension balancing(4)	7,131	7,131
Income taxes	2,208	2,208
Washington Climate Commitment Act compliance	20,537	—
COVID-19 deferrals and expenses, net	9,685	789
Other(5)	18,509	10,020
Total current	$178,270	$117,491
Non-current:
Unrealized loss on derivatives(1)	$28,055	$20,838
Pension balancing(4)	27,460	32,997
Income taxes	10,731	10,943
Pension and other postretirement benefit liabilities	114,010	101,413
Environmental costs(2)	118,619	104,253
Gas costs	1,917	22,355
Decoupling(3)	1,017	—
COVID-19 deferrals and expenses, net	1,080	14,555
Other(5)	30,529	33,053
Total non-current	333,418	340,407
Other (NW Holdings)	25	25
Total non-current -NW Holdings	$333,443	$340,432

	Regulatory Liabilities
In thousands	2023	2022
NW Natural:
Current:
Gas costs	$6,375	$4,121
Unrealized gain on derivatives(1)	11,184	194,236
Decoupling(3)	7,612	14,026
Income taxes(6)	4,726	7,166
Asset optimization revenue sharing	31,583	26,368
Washington Climate Commitment Act proceeds	17,199	—
Other(5)	6,233	2,636
Total current - NW Natural	84,912	248,553
Other (NW Holdings)	50	29
Total current - NW Holdings	$84,962	$248,582
Non-current:
Gas costs	$8,556	$12,644
Unrealized gain on derivatives(1)	373	5,045
Decoupling(3)	2,118	3,814
Income taxes(6)	169,485	174,212
Accrued asset removal costs(7)	496,235	467,742
Asset optimization revenue sharing	2,325	8,401
Other(5)	15,855	16,741
Total non-current - NW Natural	694,947	688,599
Other (NW Holdings)	949	979
Total non-current -NW Holdings	$695,896	$689,578

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

We believe all costs incurred and deferred at December 31, 2023 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Regulatory interest income of $6.5 million and $7.0 million and regulatory interest expense of $2.9 million and $2.0 million was recognized within other income (expense), net for the years ended December 31, 2023 and 2022, respectively.

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

SEGMENT REPORTING. In November 2023, the FASB issued ASU 2023-07, which requires additional disclosures about significant segment expenses. The disclosures are required beginning with our annual report for the year ending December 31, 2024. The adoption of this standard is not anticipated to have a material impact on our results of operations, liquidity or capital resources.

IMPROVEMENTS TO INCOME TAX DISCLOSURES. In December 2023, the FASB issued ASU 2023-09, which requires additional disclosures about income taxes. The disclosures are required beginning with our annual report for the year ending December 31, 2025. The adoption of this standard is not anticipated to have a material impact on our results of operations, liquidity or capital resources.

Recent Securities and Exchange Commission (SEC) Final Rules
RECOVERY OF ERRONEOUSLY AWARDED COMPENSATION. In October 2022, the SEC adopted the final rule under SEC Release No. 33-11126, Listing Standards for Recovery of Erroneously Awarded Compensation, which directs the national securities exchanges and associations that list securities to establish listing standards requiring each issuer to develop and implement a clawback policy to recoup incentive-based compensation erroneously awarded to executive officers. The policy is included as an exhibit to our annual report for the year ending December 31, 2023.

INSIDER TRADING ARRANGEMENTS. In December 2022, the SEC adopted the final rule under SEC Release No. 33-11138, Insider Trading Arrangements and Related Disclosures, which requires new disclosures regarding insider trading policies and procedures, the use of certain insider trading plans and director and executive compensation regarding equity compensation awards made close in time to disclosure of material nonpublic information. The policy will be included as an exhibit to our annual report for the year ending December 31, 2024.

CYBERSECURITY DISCLOSURES. In July 2023, the SEC issued a final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, which requires new disclosures regarding material cybersecurity incidents and require periodic disclosures about registrant's processes to assess, identify, and manage material cybersecurity risks, management's role in assessing and managing material cybersecurity risks, and the board of directors' oversight of cybersecurity risks. The disclosures were required beginning with our annual report for the year ending December 31, 2023.

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

The provision for depreciation of NGD property, plant, and equipment is recorded under the group method on a straight-line basis with rates computed in accordance with depreciation studies approved by regulatory authorities. The weighted-average depreciation rate for NGD assets in service was approximately 3.0% for 2023, 2022 and 2021, reflecting the approximate weighted-average economic life of the property. This includes 2023 weighted-average depreciation rates for the following asset categories: 2.5% for transmission and distribution plant, 2.2% for gas storage facilities, 6.7% for general plant, and 5.3% for intangible and other fixed assets.

AFUDC. Certain additions to NGD plant include AFUDC, which represents the net cost of debt and equity funds used during construction. AFUDC is calculated using actual interest rates for debt and authorized rates for ROE, if applicable. If short-term debt balances are less than the total balance of construction work in progress, then a composite AFUDC rate is used to represent interest on all debt funds, shown as a reduction to interest charges, and on ROE funds, shown as other income. While cash is not immediately recognized from recording AFUDC, it is realized in future years through rate recovery resulting from the higher NGD cost of service. Our composite AFUDC rate was 7.5% in 2023, 2.8% in 2022, and 0.7% in 2021.

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

At December 31, 2023, NW Holdings had outstanding checks of $7.5 million, substantially all of which is recorded at NW Natural, and at December 31, 2022, NW Holdings had $5.8 million outstanding checks. These balances are included in accounts payable in the NW Holdings and NW Natural balance sheets.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets. There were no transfers between restricted cash and cash and cash equivalents during the years ended December 31, 2023 and 2022.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of December 31, 2023 and 2022:

	December 31,
In thousands	2023	2022
Cash and cash equivalents	$32,920	$29,270
Restricted cash included in other current assets	16,704	11,694
Cash, cash equivalents and restricted cash	$49,624	$40,964

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of December 31, 2023 and 2022:

	December 31,
In thousands	2023	2022
Cash and cash equivalents	$19,841	$12,977
Restricted cash included in other current assets	16,679	11,694
Cash, cash equivalents and restricted cash	$36,520	$24,671

Revenue Recognition and Accrued Unbilled Revenue
Revenues, derived primarily from the sale and transportation of natural gas, are recognized upon delivery of gas or water, or service to customers. Revenues include accruals for gas or water delivered but not yet billed to customers based on estimates of deliveries from meter reading dates to month end (accrued unbilled revenue). Accrued unbilled revenue is dependent upon a number of factors that require management’s judgment, including total natural gas receipts and deliveries, customer use of natural gas or water by billing cycle, and weather factors. Accrued unbilled revenue is reversed the following month when actual billings occur. NW Holdings' accrued unbilled revenue at December 31, 2023 and 2022 was $83.1 million and $89.0 million, respectively, substantially all of which is accrued unbilled revenue at NW Natural.

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

Revenue Taxes
Revenue-based taxes are primarily franchise taxes, which are collected from customers and remitted to taxing authorities. Revenue taxes are included in operating expenses in the statements of comprehensive income for NW Holdings and NW Natural. Revenue taxes at NW Holdings were $48.7 million, $41.8 million, and $34.7 million for 2023, 2022, and 2021, respectively.

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

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool, substantially all of which is related to NW Natural's accounts receivable:

	As of December 31, 2022			As of December 31, 2023
		Year ended December 31, 2023
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,155	$2,743	$(2,501)	$2,397
Commercial	400	454	(353)	501
Industrial	188	(122)	(1)	65
Accrued unbilled and other	336	47	(118)	265
Total NW Natural	3,079	3,122	(2,973)	3,228
Other - NW Holdings	217	10	—	227
Total NW Holdings	$3,296	$3,132	$(2,973)	$3,455

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

NW Natural's NGD and gas storage inventories totaled $47.2 million and $61.9 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, NW Holdings' materials and supplies inventories, which are comprised primarily of NW Natural's materials and supplies, totaled $25.6 million and $23.5 million, respectively.

During 2023 and 2022, NW Natural entered into certain agreements to purchase renewable thermal certificates (RTCs). RTCs are initially recorded at cost and subsequently assessed for impairment based on the lower-of-cost or market model. NW Natural's RTCs inventory totaled $0.5 million and $1.7 million at December 31, 2023 and 2022, respectively.

Greenhouse Gas Allowances
NW Natural is subject to greenhouse gas (GHG) emission reduction requirements under the Washington Climate Commitment Act (CCA) regulations and is likely to be subject to GHG emission reductions under a separate program in Oregon upon conclusion of the new ODEQ rulemaking. The new rulemaking was commenced upon the judicial invalidation of the prior rules promulgated by the ODEQ and is expected to take approximately 12 months.

Under Washington's CCA, emission reduction compliance mechanisms include: 1) allowances distributed at no cost by the state, 2) purchasing allowances at state-run auctions or secondary markets, 3) purchasing carbon offsets, and 4) supplying alternative gaseous fuels, such as renewable natural gas and hydrogen.

NW Natural will account for all purchased Washington allowances as inventory at the lower of cost or market. Any compliance instruments or allowances that are acquired through government allocations at no cost will be accounted for as inventory at no cost. As of December 31, 2023, NW Natural had $39.3 million of emissions allowances for compliance in Washington recorded as inventory.

The CCA allows for the sale of compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. In September and December 2023, NW Natural consigned no-cost allowances to Washington auctions and received $10.0 million and $7.1 million, respectively, in cash, which proceeds were recorded as a regulatory liability for the benefit of customers.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. Under the Washington program, NW Natural has recognized a $19.9 million liability as of December 31, 2023. We expect that the costs to comply with the Washington program will be recovered from utility customers through rates. As a result, NW Natural recognized $20.5 million of deferred costs as of December 31, 2023.

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

Derivative contracts entered into for NGD requirements after the annual PGA rate has been set and maturing during the PGA year are subject to the PGA incentive sharing mechanism. In Oregon, NW Natural participates in a PGA sharing mechanism under which it is required to select either an 80% or 90% deferral of higher or lower gas costs such that the impact on current earnings from the gas cost sharing is either 20% or 10% of gas cost differences compared to PGA prices, respectively. For each of the PGA years in Oregon beginning November 1, 2023, 2022, and 2021, NW Natural selected the 90% deferral of gas cost differences. In Washington, 100% of the differences between the PGA prices and actual gas costs are deferred. See Note 15.

NW Holdings and NW Natural have financial derivative policies that set forth guidelines for using selected derivative products to support prudent risk management strategies within designated parameters. NW Natural's objective for using derivatives is to decrease the volatility of gas prices, interest rates, and cash flows without speculative risk. The use of derivatives is permitted only after the risk exposures have been identified, are determined to exceed acceptable tolerance levels, and are determined necessary to support normal business activities. NW Natural does not enter into derivative instruments for trading purposes. All commodity and foreign exchange derivatives are currently held at NW Natural, and interest rate swaps are held at NW Holdings and NWN Water.

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

As of December 31, 2023 and 2022, NW Holdings had goodwill of $163.3 million and $149.3 million, respectively. All of NW Holdings' goodwill was acquired through the business combinations completed by NWN Water and its wholly-owned subsidiaries. No impairment charges were recorded as a result of the fourth quarter goodwill impairment assessment.

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

Unconsolidated Affiliates
NW Holdings, NW Natural and NWN Water have equity interests in businesses which we account for under the equity method as we do not exercise control of the major operating and financial policies. The business transactions with our equity method investments are not significant. We regularly assess the profitability and valuation of our investments for any potential impairment. See Note 13.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

In thousands, except per share data	2023	2022	2021
Net income	$93,868	$86,303	$78,666
Average common shares outstanding - basic	36,213	33,934	30,702
Additional shares for stock-based compensation plans (See Note 8)	52	50	50
Average common shares outstanding - diluted	36,265	33,984	30,752
Earnings per share of common stock:
Basic	$2.59	$2.54	$2.56
Diluted	2.59	2.54	2.56
Additional information:
Anti-dilutive shares	1	2	7

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

In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, North Mist gas storage, NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, and NW Natural RNG Holding Company, LLC, a holding company established to invest in the development and procurement of regulated renewable natural gas for NW Natural.

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

NW Holdings
NW Holdings' activities in Other include all remaining activities not associated with NW Natural, specifically NWN Water, which consolidates the water and wastewater utility operations and water services businesses; NWN Water's equity investment in Avion Water Company, Inc.; NWN Gas Storage, a wholly-owned subsidiary of NWN Energy; other pipeline assets in NNG Financial; and NW Natural Renewables Holdings, LLC and its non-regulated renewable natural gas activities. Other also includes corporate revenues and expenses that cannot be allocated to other operations, including certain business development activities.

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. The following table presents summary financial information concerning the reportable segment and other operations.

In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2023
Operating revenues	$1,136,400	$22,223	$1,158,623	$38,852	$1,197,475
Depreciation	118,417	1,097	119,514	6,067	125,581
Income (loss) from operations	170,591	15,054	185,645	(704)	184,941
Net income (loss)	94,042	10,695	104,737	(10,869)	93,868
Capital expenditures	285,998	4,847	290,845	36,502	327,347
Total assets at December 31, 2023	4,458,117	53,260	4,511,377	355,715	4,867,092
2022
Operating revenues	$989,752	$24,587	$1,014,339	$23,014	$1,037,353
Depreciation	111,871	1,086	112,957	3,750	116,707
Income (loss) from operations	152,839	16,535	169,374	(1,897)	167,477
Net income (loss)	79,690	11,874	91,564	(5,261)	86,303
Capital expenditures	315,979	2,707	318,686	19,916	338,602
Total assets at December 31, 2022	4,392,699	60,019	4,452,718	295,608	4,748,326
2021
Operating revenues	$816,887	$26,170	$843,057	$17,343	$860,400
Depreciation	109,475	1,029	110,504	3,030	113,534
Income (loss) from operations	147,902	17,331	165,233	(2,116)	163,117
Net income (loss)	68,988	12,184	81,172	(2,506)	78,666
Capital expenditures	275,267	2,970	278,237	15,655	293,892
Total assets at December 31, 2021	3,846,112	52,260	3,898,372	166,232	4,064,604

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

The following table presents additional segment information concerning NGD margin:

In thousands	2023	2022	2021
NGD margin calculation:
NGD operating revenues	$1,117,498	$970,124	$797,800
Other regulated services	18,902	19,628	19,087
Total NGD operating revenues	1,136,400	989,752	816,887
Less: NGD cost of gas	500,061	429,861	292,538
Environmental remediation expense	12,899	12,389	9,938
Revenue taxes	48,432	41,627	34,600
NGD margin	$575,008	$505,875	$479,811
5. COMMON STOCK

As of December 31, 2023 and 2022, NW Holdings had 100 million shares of common stock authorized. As of December 31, 2023, NW Holdings had 306,757 shares reserved for issuance of common stock under the Employee Stock Purchase Plan (ESPP) and 325,201 shares reserved for issuance under the Dividend Reinvestment and Direct Stock Purchase Plan (DRPP). At NW Holdings' election, shares sold through the DRPP may be purchased in the open market or through original issuance of shares reserved for issuance under the DRPP.

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on

NW Holdings’ universal shelf registration statement filed with the SEC. During the year ended December 31, 2023, NW Holdings issued and sold 1,646,325 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $66.4 million, net of fees and commissions paid to agents of $1.2 million. As of December 31, 2023, NW Holdings had $43.5 million of equity available for issuance under the program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries, NW Natural and NW Natural Water. Contributions to NW Natural and NW Natural Water will be used for general corporate purposes.

Stock Repurchase Program
NW Holdings has a share repurchase program under which it may purchase its common shares on the open market or through privately negotiated transactions. NW Holdings currently has Board authorization to repurchase up to an aggregate of the greater of 2.8 million shares or $100 million. No shares of common stock were repurchased pursuant to this program during the year ended December 31, 2023. Since the plan’s inception in 2000 under NW Natural, a total of 2.1 million shares have been repurchased at a total cost of $83.3 million.

The following table summarizes the changes in the number of shares of NW Holdings' common stock issued and outstanding:

In thousands	Shares
Balance, December 31, 2020	30,589
Sales to employees under ESPP	48
Stock-based compensation	49
Equity issuance	376
Sales to shareholders under DRPP	67
Balance, December 31, 2021	31,129
Sales to employees under ESPP	36
Stock-based compensation	42
Equity issuance	4,257
Sales to shareholders under DRPP	61
Balance, December 31, 2022	35,525
Sales to employees under ESPP	13
Stock-based compensation	39
Equity issuance	1,658
Sales to shareholders under DRPP	69
Shares issued in connection with business combinations	327
Balance, December 31, 2023	37,631
6. REVENUE

The following table presents disaggregated revenue from continuing operations:

	Year ended December 31, 2023
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$1,109,223	$—	$1,109,223	$—	$1,109,223
Gas storage revenue, net	—	12,041	12,041	—	12,041
Asset management revenue, net	—	5,942	5,942	—	5,942
Appliance retail center revenue	—	4,240	4,240	—	4,240
Other revenue	2,929	—	2,929	38,852	41,781
Revenue from contracts with customers	1,112,152	22,223	1,134,375	38,852	1,173,227
Alternative revenue	8,198	—	8,198	—	8,198
Leasing revenue	16,050	—	16,050	—	16,050
Total operating revenues	$1,136,400	$22,223	$1,158,623	$38,852	$1,197,475

	Year ended December 31, 2022
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$989,654	$—	$989,654	$—	$989,654
Gas storage revenue, net	—	11,792	11,792	—	11,792
Asset management revenue, net	—	6,965	6,965	—	6,965
Appliance retail center revenue	—	5,830	5,830	—	5,830
Other revenue	2,510	—	2,510	23,014	25,524
Revenue from contracts with customers	992,164	24,587	1,016,751	23,014	1,039,765
Alternative revenue	(19,605)	—	(19,605)	—	(19,605)
Leasing revenue	17,193	—	17,193	—	17,193
Total operating revenues	$989,752	$24,587	$1,014,339	$23,014	$1,037,353

	Year ended December 31, 2021
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$783,027	$—	$783,027	$—	$783,027
Gas storage revenue, net	—	10,830	10,830	—	10,830
Asset management revenue, net	—	9,387	9,387	—	9,387
Appliance retail center revenue	—	5,953	5,953	—	5,953
Other revenue	1,615	—	1,615	17,343	18,958
Revenue from contracts with customers	784,642	26,170	810,812	17,343	828,155
Alternative revenue	14,694	—	14,694	—	14,694
Leasing revenue	17,551	—	17,551	—	17,551
Total operating revenues	$816,887	$26,170	$843,057	$17,343	$860,400

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

As of December 31, 2023, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $78.1 million. Of this amount, approximately $19.9 million will be recognized in 2024, $19.0 million in 2025, $14.9 million in 2026, $7.4 million in 2027, and $16.9 million thereafter. The amounts presented here are calculated using current contracted rates.

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

The components of lease revenue at NW Natural were as follows:

	Year ended December 31,
In thousands	2023	2022	2021
Lease revenue
Operating leases	$76	$74	$80
Sales-type leases	15,974	17,119	17,471
Total lease revenue	$16,050	$17,193	$17,551

Additionally, lease revenue of $0.6 million, $0.6 million and $0.5 million was recognized for each of the years ended December 31, 2023, 2022, and 2021, respectively, related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at December 31, 2023 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
2024	$603	$15,867	$16,470
2025	599	15,306	15,905
2026	36	14,901	14,937
2027	22	14,521	14,543
2028	—	13,983	13,983
Thereafter	—	208,316	208,316
Total minimum lease payments	$1,260	282,894	$284,154
Less: imputed interest		153,806
Total leases receivable		$129,088
Other NW Holdings:
2024	$52	$—	$52
2025	53	—	53
2026	56	—	56
2027	57	—	57
2028	58	—	58
Thereafter	800	—	800
Total minimum lease payments	$1,076	$—	$1,076
NW Holdings:
2024	$655	$15,867	$16,522
2025	652	15,306	15,958
2026	92	14,901	14,993
2027	79	14,521	14,600
2028	58	13,983	14,041
Thereafter	800	208,316	209,116
Total minimum lease payments	$2,336	282,894	$285,230
Less: imputed interest		153,806
Total leases receivable		$129,088

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $5.5 million and $5.1 million at December 31, 2023 and 2022, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of nine months to 16 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet.

As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Year ended December 31, 2023
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$7,244	$176	$7,420
Short-term lease expense	925	—	925

	Year ended December 31, 2022
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$7,003	$31	$7,034
Short-term lease expense	880	—	880

	Year ended December 31, 2021
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$6,859	$58	$6,917
Short-term lease expense	1,220	—	1,220

Supplemental balance sheet information related to operating leases as of December 31, 2023 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$70,728	$580	$71,308

Operating lease liabilities - current liabilities	$2,128	$205	$2,333
Operating lease liabilities - non-current liabilities	76,757	410	77,167
Total operating lease liabilities	$78,885	$615	$79,500

Supplemental balance sheet information related to operating leases as of December 31, 2022 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$72,720	$709	$73,429

Operating lease liabilities - current liabilities	$1,363	$151	$1,514
Operating lease liabilities - non-current liabilities	78,345	620	78,965
Total operating lease liabilities	$79,708	$771	$80,479

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

	2023	2022
Weighted-average remaining lease term (years)	16.2	17.2
Weighted-average discount rate	7.3%	7.3%

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a regulatory asset on our balance sheet. The balance of the regulatory asset was $8.0 million and $6.9 million as of December 31, 2023 and 2022, respectively.

Maturities of operating lease liabilities at December 31, 2023 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
2024	$7,484	$183	$7,667
2025	7,362	176	7,538
2026	7,361	153	7,514
2027	7,538	107	7,645
2028	7,719	6	7,725
Thereafter	101,272	6	101,278
Total lease payments	138,736	631	139,367
Less: imputed interest	59,851	16	59,867
Total lease obligations	78,885	615	79,500
Less: current obligations	2,128	205	2,333
Long-term lease obligations	$76,757	$410	$77,167

As of December 31, 2023, there were no finance lease liabilities at NW Natural.

Cash Flow Information
Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2023
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,434	$176	$7,610
Finance cash flows from finance leases	369	—	369
Right of use assets obtained in exchange for lease obligations
Operating leases	$659	$—	$659
Finance leases	369	101	470

	Year ended December 31, 2022
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,993	$64	$7,057
Finance cash flows from finance leases	524	—	524
Right of use assets obtained in exchange for lease obligations
Operating leases	$309	$668	$977
Finance leases	270	—	270

	Year ended December 31, 2021
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,840	$58	$6,898
Finance cash flows from finance leases	801	—	801
Right of use assets obtained in exchange for lease obligations
Operating leases	$223	$—	$223
Finance leases	314	—	314

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use asset for finance leases was $2.6 million and $2.3 million at December 31, 2023 and 2022, respectively.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees and officers of NW Holdings and its affiliates. These compensation plans include a Long Term Incentive Plan (LTIP) and an ESPP.

Long Term Incentive Plan
The LTIP is intended to provide a flexible, competitive compensation program for eligible officers and key employees. Under the LTIP, shares of NW Holdings common stock are authorized for equity incentive grants in the form of stock, restricted stock, restricted stock units, stock options, or performance shares. An aggregate of 1,100,000 shares were authorized for issuance as of December 31, 2023. Shares awarded under the LTIP may be purchased on the open market or issued as original shares.

Of the 1,100,000 shares of common stock authorized for LTIP awards at December 31, 2023, there were 180,755 shares available for issuance under any type of award. This assumes market, performance, and service-based grants currently outstanding are awarded at the target level. There were no outstanding grants of restricted stock or stock options under the LTIP at December 31, 2023 or 2022. The LTIP stock awards are compensatory awards for which compensation expense is based on the fair value of stock awards, with expense being recognized over the performance and vesting period of the outstanding awards. Forfeitures are recognized as they occur.

Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. The following table summarizes performance share expense information:

Dollars in thousands	Shares(1)	Expense During Award Year(2)	Total Expense for Award
Estimated award:
2021-2023 grant(3)	40,719	$1,581	$1,581
Actual award:
2020-2022 grant	29,472	$888	$888
2019-2021 grant	37,430	$1,323	$1,323
(1)     In addition to common stock shares, a participant also receives a dividend equivalent cash payment equal to the number of shares of common stock received on the award payout multiplied by the aggregate cash dividends paid per share during the performance period.
(2)     Amount represents the expense recognized in the third year of the vesting period noted above. For the 2019-2021, 2020-2022, and 2021-2023 grants, mutual understanding of the award's key terms was established in the third year of the vesting period, triggering full expense recognition in 2021, 2022, and 2023, respectively.
(3)    This represents the estimated number of shares to be awarded as of December 31, 2023 as certain performance share measures have been achieved. Amounts are subject to change with final payout amounts authorized by the Board of Directors in February 2024.

The aggregate number of performance shares granted and outstanding at the target and maximum levels were as follows:

Dollars in thousands	Performance Share Awards Outstanding		2023
Performance Period	Target	Maximum	Expense
2021-23	48,030	96,060	$1,581
2022-24	—	—	—
2023-25	—	—	—
Total	48,030	96,060	$1,581

Performance share awards are based on the achievement of a three-year ROIC threshold that must be met and a cumulative EPS factor, which can be modified by a TSR factor relative to a specified peer group (2021-2023, 2022-2024, and 2023-2025 performance share awards) over the three-year performance period. The performance period allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2024 and 2025, there is not a mutual understanding of the awards' key terms and conditions between NW Natural and the participants as of December 31, 2023, and therefore, no expense was recognized for the 2022-2024 and 2023-2025 performance period. NW Natural will calculate the grant date fair value and recognize expense once the final performance factor has been approved. If the target is achieved for the 2022-2024 and 2023-2025 awards, NW Holdings would grant for accounting purposes 49,100 and 52,765 shares in the first quarter of 2024 and 2025, respectively.

Compensation expense is recognized in accordance with accounting standards for stock-based compensation and calculated based on performance levels achieved and an estimated fair value using the Monte-Carlo method. Due to there not being a mutual understanding of the 2022-2024 and 2023-2025 awards' key terms and conditions as noted above, the grant date fair value has not yet been determined and no non-vested shares existed at December 31, 2023. The weighted-average grant date fair value of non-vested shares associated with the 2021-2023 awards was $49.17 per share at December 31, 2023. The weighted-average grant date fair value of shares vested during the year was $49.17 per share and there were no performance shares granted during the year and no unrecognized compensation expense for accounting purposes as of December 31, 2023.

Restricted Stock Units
In 2012, RSUs began being granted under the LTIP instead of stock options under the Restated SOP. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. During 2023, total RSU expense was $1.9 million compared to $2.1 million in 2022 and $2.0 million in 2021. As of December 31, 2023, there was $3.1 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2027.

Information regarding the RSU activity is summarized as follows:

	Number of RSUs	Weighted - Average Price Per RSU
Nonvested, December 31, 2020	82,464	$59.40
Granted	38,160	49.16
Vested	(31,733)	60.06
Forfeited	(1,164)	46.82
Nonvested, December 31, 2021	87,727	54.87
Granted	48,212	46.50
Vested	(33,054)	55.90
Forfeited	(3,037)	56.34
Nonvested, December 31, 2022	99,848	50.44
Granted	45,532	48.24
Vested	(36,393)	56.65
Forfeited	(11,696)	49.98
Nonvested, December 31, 2023	97,291	$49.80

Employee Stock Purchase Plan
NW Holdings' ESPP allows employees of NW Holdings, NW Natural and certain designated subsidiaries to purchase common stock at 85% of the closing price on the trading day immediately preceding the initial offering date, which is set annually. For the 2023-2024 ESPP period, each eligible employee may purchase up to $21,224 worth of stock through payroll deductions over a period defined by the Board of Directors, with shares issued at the end of the subscription period.
Stock-Based Compensation Expense
Stock-based compensation expense is recognized as operations and maintenance expense or is capitalized as part of construction overhead at the entity at which the award recipient is employed. The following table summarizes the NW Holdings' financial statement impact, substantially all of which was recorded at NW Natural, of stock-based compensation under the LTIP and ESPP:

In thousands	2023	2022	2021
Operations and maintenance expense, for stock-based compensation	$3,293	$2,877	$3,272
Income tax benefit	(872)	(762)	(866)
Net stock-based compensation effect on net income	2,421	2,115	2,406
Amounts capitalized for stock-based compensation	$305	$351	$344

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

At December 31, 2023 and 2022, NW Natural's short-term debt consisted of the following:

	December 31, 2023		December 31, 2022
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$16.8	5.5%	$170.2	4.6%
Other (NW Holdings):
Credit agreement	73.0	6.4%	88.0	5.3%
NW Holdings	$89.8		$258.2
(1) Weighted average interest rate on outstanding short-term debt

The carrying cost of commercial paper approximates fair value using Level 2 inputs. See Note 2 for a description of the fair value hierarchy. At December 31, 2023, NW Natural's commercial paper had a maximum remaining maturity of 5 days and an average remaining maturity of 4 days.

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
The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40.0 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2023 and 2022.

The NW Holdings credit agreement also requires NW Holdings to maintain debt ratings (which are defined by a formula using NW Natural's credit ratings in the event NW Holdings does not have a credit rating) with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in its senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Holdings' debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreements are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed. NW Holdings maintains a credit rating with S&P of A+ and does not currently maintain ratings with Moody's.

There was $73.0 million and $88.0 million of outstanding balances under the NW Holdings agreement at December 31, 2023 and 2022, respectively. No letters of credit were issued or outstanding under the NW Holdings agreement at December 31, 2023 and 2022.

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

NW Natural's credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2023 and 2022.

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

There was one letter of credit outstanding at December 31, 2023 under NW Natural's credit agreement and no letters of credit outstanding at December 31, 2022. In December 2023, NW Natural issued a $15 million letter of credit through its existing credit agreement, which expired January 5, 2024.

Letters of Credit Facility
In January 2024, NW Natural entered into an Uncommitted Letter of Credit and Reimbursement Agreement (LC Reimbursement Agreement), pursuant to which NW Natural agreed to reimburse each Lender acting as an issuing bank (Issuing Bank) thereunder for disbursements in respect of letters of credit (Letters of Credit) issued pursuant to the LC Reimbursement Agreement from time to time. The Company expects to use Letters of Credit issued under the facility created by the LC Reimbursement Agreement (LC Facility) primarily to support its participation in Washington Climate Commitment Act cap-and-invest program auctions.

Although there is no expressly stated maximum amount of Letters of Credit that can be issued or outstanding under the LC Facility, under current regulatory authority from the OPUC, the aggregate sum of Letters of Credit outstanding and available to be drawn under the LC Reimbursement Agreement may not exceed $100 million at any one time. The Issuing Banks have no commitment to issue Letters of Credit under the LC Facility and will have the discretion to limit and condition the terms for the issuance of Letters of Credit (including maximum face amounts) in their sole discretion.

The LC Reimbursement Agreement requires NW Natural to maintain certain ratings with S&P and Moody’s. NW Natural must also notify the Administrative Agent and Lenders of any change in the S&P or Moody’s Ratings, although any such change is not an event of default.

The LC Reimbursement Agreement prohibits NW Natural from permitting Consolidated Indebtedness to be greater than 70% of Total Capitalization, each as defined therein and calculated as of the end of each fiscal quarter of NW Natural. Failure to comply with this financial covenant would constitute an Event of Default under the LC Reimbursement Agreement. The occurrence of this or any other Event of Default would entitle the Administrative Agent to require cash collateral for the LC Exposure, as defined in the LC Reimbursement Agreement, and to exercise all other rights and remedies available to it and the Lenders under the Credit Documents, as defined in the LC Reimbursement Agreement, and under applicable law.

Long-Term Debt
At December 31, 2023 and 2022, NW Holdings long-term debt consisted of the following:

	December 31, 2023		December 31, 2022
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural first mortgage bonds	$1,374.7	4.7%	$1,134.7	4.5%
NW Holdings credit agreement	100.0	5.5%	100.0	4.2%
NWN Water credit agreement	50.0	5.8%	50.0	4.2%
NWN Water term loan	55.0	4.7%	55.0	2.5%
Other long-term debt	6.6		6.2
Long-term debt, gross	1,586.3		1,345.9
Less: unamortized debt issuance costs	10.0		9.0
Less: current maturities	150.9		90.7
Total long-term debt	$1,425.4		$1,246.2
(1) Weighted average interest rate for the years ended December 31, 2023 and 2022.

NW Natural Long-Term Debt
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

In January 2023, NW Natural issued and sold $100.0 million aggregate principal amount of its FMBs, 5.43% Series due January 2053. The 5.43% Bonds bear interest at the rate of 5.43% per annum, payable semi-annually on January 6 and July 6 of each year, commencing July 6, 2023, and will mature on January 6, 2053.

NW Holdings Note Purchase Agreement
In December 2023, NW Holdings entered into a Note Purchase Agreement between NW Holdings and the institutional investors named as purchasers therein. The Note Purchase Agreement provides for the issuance of (i) $100.0 million aggregate principal amount of NW Holdings’ 5.78% Senior Notes, Series A, due March 7, 2028 (5.78% Notes) and (ii) $50.0 million aggregate principal amount of NW Holdings’ 5.84% Senior Notes, Series B, due March 7, 2029 (5.84% Notes) in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The 5.78% Notes and the 5.84% Notes are expected to be issued on or about March 7, 2024, pursuant to the Note Purchase Agreement. The proceeds from the Note Purchase Agreement are expected to be used to refinance $150.0 million of existing term loans at NW Holdings and NWN Water.

The 5.78% Notes will bear interest at the rate of 5.78% per annum, payable semi-annually on March 7 and September 7 of each year, commencing September 9, 2024, and will mature on March 7, 2028. NW Holdings may, at its option, prepay at any time all, or from time to time any part of, the outstanding 5.78% Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest thereon to the date of prepayment; provided, however, in the case of a partial prepayment, NW Holdings must prepay at least 5% of the aggregate principal amount of the 5.78% Notes outstanding. At any time on or after February 7, 2028, NW Holdings may, at its option, prepay all or any part of the 5.78% Notes at 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of prepayment, but without the payment of a “make-whole” premium, so long as there is no Default or Event of Default under the Note Purchase Agreement.

The 5.84% Bonds will bear interest at the rate of 5.84% per annum, payable semi-annually on March 7 and September 7 of each year, commencing September 9, 2024, and will mature on March 7, 2029. NW Holdings may, at its option, prepay at any time all, or from time to time any part of, the outstanding 5.84% Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest thereon to the date of prepayment; provided, however, in the case of a partial prepayment, NW Holdings must prepay at least 5% of the aggregate principal amount of the 5.84% Notes outstanding. At any time on or after February 7, 2029, NW Holdings may, at its option, prepay all or any part of the 5.84% Notes at 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of prepayment, but without the payment of a “make-whole” premium, so long as there is no Default or Event of Default under the Note Purchase Agreement.

Interest Rate Swap Agreements
NW Holdings and NWN Water entered into interest rate swap agreements with major financial institutions that effectively convert variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. The notional amount, effective date, expiration date and benchmark rate of the swap agreements are shown in the table below:

In millions	Notional Amount	Effective Date	Expiration Date	Fixed Rate
NW Holdings	$100.0	1/17/2023	3/15/2024	4.7%
NWN Water	$55.0	1/19/2023	6/10/2026	3.8%

Maturities and Outstanding Long-Term Debt
Retirement of long-term debt for each of the annual periods through December 31, 2028 and thereafter are as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings

2024	$—	$150,868	$150,868
2025	30,000	824	30,824
2026	55,000	55,852	110,852
2027	64,700	881	65,581
2028	10,000	866	10,866
Thereafter	1,215,000	2,353	1,217,353
Total	$1,374,700	$211,644	$1,586,344

The following table presents debt outstanding at NW Natural as of December 31:

In thousands	2023	2022
NW Natural:
First Mortgage Bonds:
3.542% Series due 2023	$—	$50,000
5.620% Series due 2023	—	40,000
7.720% Series due 2025	20,000	20,000
6.520% Series due 2025	10,000	10,000
7.050% Series due 2026	20,000	20,000
3.211% Series due 2026	35,000	35,000
7.000% Series due 2027	20,000	20,000
2.822% Series due 2027	25,000	25,000
6.650% Series due 2027	19,700	19,700
6.650% Series due 2028	10,000	10,000
3.141% Series due 2029	50,000	50,000
7.740% Series due 2030	20,000	20,000
7.850% Series due 2030	10,000	10,000
5.820% Series due 2032	30,000	30,000
5.660% Series due 2033	40,000	40,000
5.750% Series due 2033	100,000	—
5.180% Series due 2034	80,000	—
5.250% Series due 2035	10,000	10,000
5.230% Series due 2038	50,000	—
4.000% Series due 2042	50,000	50,000
4.136% Series due 2046	40,000	40,000
3.685% Series due 2047	75,000	75,000
4.110% Series due 2048	50,000	50,000
3.869% Series due 2049	90,000	90,000
3.600% Series due 2050	150,000	150,000
3.078% Series due 2051	130,000	130,000
4.780% Series due 2052	140,000	140,000
5.430% Series due 2053	100,000	—
Long-term debt, gross	1,374,700	1,134,700
Less: current maturities	—	90,000
Total long-term debt	$1,374,700	$1,044,700

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	December 31,
In thousands	2023	2022
NW Natural:
Gross long-term debt	$1,374,700	$1,134,700
Unamortized debt issuance costs	(9,968)	(8,823)
Carrying amount	1,364,732	1,125,877
Estimated fair value(1)	1,236,559	944,383
NW Holdings:
Gross long-term debt	$1,586,344	$1,345,851
Unamortized debt issuance costs	(10,044)	(8,987)
Carrying amount	1,576,300	1,336,864
Estimated fair value(1)	1,447,941	1,148,395
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

The following table provides a reconciliation of the changes in NW Natural's benefit obligations and fair value of plan assets, as applicable, for NW Natural's pension and other postretirement benefit plans, excluding the Retirement K Savings Plan, and a summary of the funded status and amounts recognized in NW Holdings' and NW Natural's consolidated balance sheets as of December 31:

	Postretirement Benefit Plans
	Pension Benefits		Other Benefits
In thousands	2023	2022	2023	2022
Reconciliation of change in benefit obligation:
Obligation at January 1	$413,413	$542,618	$19,880	$27,223
Service cost	3,922	5,933	105	193
Interest cost	21,019	14,593	1,067	724
Net actuarial gain (loss)	15,066	(122,168)	2,208	(6,234)
Benefits paid	(27,970)	(27,563)	(1,793)	(2,026)
Obligation at December 31	425,450	413,413	21,467	19,880

Reconciliation of change in plan assets:
Fair value of plan assets at January 1	280,304	399,217	—	—
Actual return on plan assets	28,841	(93,703)	—	—
Employer contributions	2,269	2,353	1,793	2,026
Benefits paid	(27,970)	(27,563)	(1,793)	(2,026)
Fair value of plan assets at December 31	283,444	280,304	—	—
Funded status at December 31	$(142,006)	$(133,109)	$(21,467)	$(19,880)

At December 31, 2023, the net liability (benefit obligations less market value of plan assets) for the Pension Plan increased $7.9 million compared to 2022. The increase in the net pension liability is primarily due to the $11.0 million increase to the pension benefit obligation, partially offset by the $3.1 million increase in plan assets. The liability for non-qualified plans increased $1.0 million, and the liability for other postretirement benefits increased $1.6 million in 2023.

NW Natural's Pension Plan had a projected benefit obligation of $392.6 million and $381.6 million at December 31, 2023 and 2022, respectively, and fair values of plan assets of $283.4 million and $280.3 million, respectively. The plan had an accumulated benefit obligation of $363.5 million and $353.4 million at December 31, 2023 and 2022, respectively.

The following table presents amounts realized through regulatory assets or in other comprehensive loss (income) for the years ended December 31:

	Regulatory Assets						Other Comprehensive Loss (Income)
	Pension Benefits			Other Postretirement Benefits			Pension Benefits
In thousands	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net actuarial (gain) loss	$10,318	$2,833	$(32,258)	$2,208	$(6,234)	$(688)	$1,630	$(5,706)	$(812)
Amortization of:
Prior service credit	—	—	—	—	333	468	—	—	—
Actuarial loss	—	(11,531)	(21,250)	—	(426)	(645)	(713)	(1,081)	(1,225)
Total	$10,318	$(8,698)	$(53,508)	$2,208	$(6,327)	$(865)	$917	$(6,787)	$(2,037)

The following table presents amounts recognized in regulatory assets and accumulated other comprehensive loss (AOCL) at December 31:

	Regulatory Assets				AOCL
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
In thousands	2023	2022	2023	2022	2023	2022
Prior service credit	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	112,558	102,240	1,382	(826)	9,634	8,717
Total	$112,558	$102,240	$1,382	$(826)	$9,634	$8,717

The following table presents amounts recognized by NW Holdings and NW Natural in AOCL and the changes in AOCL related to NW Natural's non-qualified employee benefit plans:

	Year ended December 31,
In thousands	2023	2022
Beginning balance	$(6,414)	$(11,404)
Amounts reclassified to AOCL	(1,676)	5,706
Amounts reclassified from AOCL:
Amortization of actuarial losses	558	1,081
Total reclassifications before tax	(1,118)	6,787
Tax benefit (expense)	295	(1,797)
Total reclassifications for the period	(823)	4,990
Ending balance	$(7,237)	$(6,414)

In 2024, NW Natural will amortize $5.2 million in estimated costs from regulatory assets to net periodic benefit costs.

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

The following table presents the Pension Plan asset target allocation at December 31, 2023:

Asset Category	Target Allocation
Long government/credit	20%
U.S. large cap equity	18
Non-U.S. equity	18
Absolute return strategies	12
U.S. small/mid cap equity	10
Real estate funds	7
High yield bonds	5
Emerging markets equity	5
Emerging market debt	5

Non-qualified supplemental defined benefit plan obligations were $32.8 million and $31.8 million at December 31, 2023 and 2022, respectively. These plans are not subject to regulatory deferral, and the changes in actuarial gains and losses, prior service costs, and transition assets or obligations are recognized in AOCL, net of tax until they are amortized as a component of net periodic benefit cost. These are unfunded, non-qualified plans with no plan assets; however, a significant portion of the obligations is indirectly funded with company and trust-owned life insurance and other assets.

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

	Pension Benefits			Other Postretirement Benefits
In thousands	2023	2022	2021	2023	2022	2021
Service cost	$3,922	$5,933	$6,981	$105	$193	$238
Interest cost	21,018	14,593	13,448	1,067	724	684
Expected return on plan assets	(25,723)	(25,698)	(24,232)	—	—	—
Amortization of prior service credit	—	—	—	—	(333)	(468)
Amortization of net actuarial loss	713	12,612	22,475	—	426	645
Net periodic (benefit) cost	(70)	7,440	18,672	1,172	1,010	1,099
Amount allocated to construction	(1,684)	(2,621)	(3,015)	(36)	(76)	(93)
Net periodic (benefit) cost charged to expense	(1,754)	4,819	15,657	1,136	934	1,006
Amortization of regulatory balancing account	7,131	7,131	7,131	—	—	—
Net amount charged to expense	$5,377	$11,950	$22,788	$1,136	$934	$1,006

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, a certain amount of net periodic benefit costs were recorded to the regulatory balancing account, representing net periodic pension expense for the Pension Plan above the amount set in rates, as approved by the OPUC, from 2011 through October 31, 2018. Total amortization of the regulatory balancing account of $7.1 million was recognized in each of the years ended December 31, 2023 and 2022, of which $2.6 million was charged to operations and maintenance expense and $4.5 million was charged to other income (expense).

The following table provides the assumptions used in measuring periodic benefit costs and benefit obligations for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Assumptions for net periodic benefit cost:
Weighted-average discount rate	5.14%	2.71%	2.40%	5.19%	2.72%	2.34%
Rate of increase in compensation	4.00-5.00%	3.50%	3.50%	n/a	n/a	n/a
Expected long-term rate of return	7.50%	7.00%	7.25%	n/a	n/a	n/a
Assumptions for year-end funded status:
Weighted-average discount rate	4.98%	5.18%	2.71%	4.98%	5.19%	2.72%
Rate of increase in compensation(1)	4.00-4.73%	4.00-6.00%	3.50%	n/a	n/a	n/a
Expected long-term rate of return	7.50%	7.50%	7.00%	n/a	n/a	n/a
(1) Rate assumption ranges from 3.2% to 4.6% in 2024, 4.7% to 5.8% in 2025 and 4.0% to 4.7% thereafter.

The assumed annual increase in health care cost trend rates used in measuring other postretirement benefits as of December 31, 2023 was 6.50%. These trend rates apply to both medical and prescription drugs. Medical costs and prescription drugs are assumed to decrease gradually each year to a rate of 4.00% by 2029.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans; however, other postretirement benefit plans have a cap on the amount of costs reimbursable by NW Natural.
Mortality assumptions are reviewed annually and are updated for material changes as necessary. In 2023, mortality rate assumptions remained consistent with 2022, using Pri-2012 mortality tables using scale MP-2021.

The following table provides information regarding employer contributions and benefit payments for NW Natural's Pension Plan, non-qualified pension plans, and other postretirement benefit plans for the years ended December 31, and estimated future contributions and payments:

In thousands	Pension Benefits	Other Benefits
Employer Contributions:
2022	$2,353	$2,026
2023	2,269	1,793
2024 (estimated)	22,850	3,233
Benefit Payments:
2021	$25,371	$2,050
2022	27,563	2,026
2023	27,970	1,793
Estimated Future Benefit Payments:
2024	$27,288	$3,233
2025	36,313	1,652
2026	27,979	1,620
2027	28,300	1,608
2028	28,604	1,583
2029-2033	145,652	7,440

Employer Contributions to Company-Sponsored Defined Benefit Pension Plan
NW Natural makes contributions to its Pension Plan based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural made no cash contributions to its Pension Plan for 2023.

The Pension Plan was underfunded by $109.2 million at December 31, 2023. During 2024, NW Natural expects to make cash contributions of approximately $20.6 million to the Pension Plan.

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
Payments were $0.6 million for 2023, and as of December 31, 2023, the liability balance was $5.0 million. For 2022 and 2021, contributions to the plan were $0.6 million and $0.4 million, respectively, which was approximately 1% to 4% of the total contributions to the plan by all employer participants in those years.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $10.4 million, $9.6 million, and $8.8 million for 2023, 2022, and 2021, respectively.

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

INTERNATIONAL/GLOBAL EQUITY. These are Level 1 and non-published NAV assets. The Level 1 asset is a mutual fund, and the non-published NAV assets consist of commingled trusts where the NAV/unit price is not published, but the investment can be readily disposed of at the NAV/unit price. The mutual fund has a readily determinable fair value, including a published NAV, and the commingled trusts are valued at unit price. This asset class includes investments primarily in foreign equity common stocks.

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

CASH AND CASH EQUIVALENTS. These are non-published NAV assets. The non-published NAV assets represent mutual funds without published NAV's but the investment can be readily disposed of at the NAV. The mutual funds are valued at the NAV of the shares held by the plan at the valuation date.

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

Commingled trust investments are subject to a redemption notice period of five business days. There were no unfunded commitments for Plan investments as of December 31, 2023 and 2022.

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

The following tables present the fair value of NW Natural's Pension Plan assets, including outstanding receivables and liabilities, of NW Natural's retirement trust fund:

In thousands	December 31, 2023
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$—	$—	$—	$73,910	$73,910
International / Global equity	27,730	—	—	63,767	91,497
Liability hedging	—	—	—	98,408	98,408
Opportunistic	—	—	—	17,148	17,148
Cash and cash equivalents	—	—	—	2,480	2,480
Total investments	$27,730	$—	$—	$255,713	$283,443

	December 31, 2022
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$—	$—	$—	$68,729	$68,729
International / Global equity	26,677	—	—	63,827	90,504
Liability hedging	—	—	—	94,823	94,823
Opportunistic	—	—	—	23,903	23,903
Cash and cash equivalents	—	—	—	2,345	2,345
Total investments	$26,677	$—	$—	$253,627	$280,304

				December 31,
				2023	2022
Receivables:
Accrued interest and dividend income				$10,698	$7,703
Total receivables				10,698	7,703
Liabilities:
Due to broker for securities purchased				(10,698)	(7,701)
Total investment in retirement trust				$283,443	$280,306
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
11. INCOME TAX

The following table provides a reconciliation between income taxes calculated at the statutory federal tax rate and the provision for income taxes reflected in the NW Holdings and NW Natural statements of comprehensive income or loss for December 31:

	NW Holdings			NW Natural
Dollars in thousands	2023	2022	2021	2023	2022	2021
Income taxes at federal statutory rate	$26,508	$24,241	$22,275	$29,486	$25,746	$22,996
Increase (decrease):
State income tax, net of federal	10,875	10,139	9,962	11,510	10,504	10,150
Differences required to be flowed-through by regulatory commissions	(3,976)	(4,748)	(4,655)	(3,972)	(4,746)	(4,738)
Other, net	(1,045)	(502)	(176)	(1,352)	(468)	(75)
Total provision for income taxes	$32,362	$29,130	$27,406	$35,672	$31,036	$28,333
Effective tax rate	25.6%	25.2%	25.8%	25.4%	25.3%	25.9%

The NW Holdings and NW Natural effective income tax rates for 2023 compared to 2022 changed primarily as a result of pre-tax income.

The NW Holdings and NW Natural effective income tax rates for 2022 compared to 2021 changed primarily due to lower income tax amortization in 2022 of the 2020 Oregon Corporate Activity Tax (CAT), which was subject to regulatory deferral when it became effective on January 1, 2020 and then amortized in income tax expense as recovery began in late 2020, 2021, and 2022.

The provision for current and deferred income taxes consists of the following at December 31:

	NW Holdings			NW Natural
In thousands	2023	2022	2021	2023	2022	2021
Current
Federal	$13,496	$5,172	$6,508	$20,512	$7,442	$7,570
State	9,901	6,551	6,281	12,304	7,307	7,540
Total current income taxes	23,397	11,723	12,789	32,816	14,749	15,110
Deferred
Federal	5,100	11,124	8,289	591	10,298	7,915
State	3,865	6,283	6,328	2,265	5,989	5,308
Total deferred income taxes	8,965	17,407	14,617	2,856	16,287	13,223
Income tax provision	$32,362	$29,130	$27,406	$35,672	$31,036	$28,333

The following table summarizes the tax effect of significant items comprising NW Holdings and NW Natural's deferred income tax balances recorded at December 31:

	NW Holdings		NW Natural
In thousands	2023	2022	2023	2022
Deferred tax liabilities:
Plant and property	$350,802	$326,326	$340,042	$320,121
Leases receivable	35,635	36,873	35,635	36,873
Pension and postretirement obligations	24,830	22,973	24,830	22,973
Income tax regulatory asset	12,939	13,152	12,939	13,152
Lease right of use assets	21,002	21,272	20,849	21,084
Other Intangibles	528	—	—	—
Other	4,432	17,050	4,620	17,314
Total deferred income tax liabilities	450,168	437,646	438,915	431,517
Deferred income tax assets:
Income tax regulatory liability	46,372	48,270	46,120	48,018
Lease liabilities	21,047	21,306	20,884	21,102
Other intangible assets	—	1,947	—	—
Net operating losses and credits carried forward	76	101	44	44
Total deferred income tax assets	67,495	71,624	67,048	69,164
Total net deferred income tax liabilities	$382,673	$366,022	$371,867	$362,353

At December 31, 2023 and 2022, regulatory income tax assets of $8.0 million and $10.2 million, respectively, were recorded by NW Natural, a portion of which is recorded in current assets. These regulatory income tax assets primarily represent future rate recovery of deferred tax liabilities, resulting from differences in NGD plant financial statement and tax bases and NGD plant removal costs, which were previously flowed through for rate making purposes and to take into account the additional future taxes, which will be generated by that recovery. These deferred tax liabilities, and the associated regulatory income tax assets, are currently being recovered through customer rates. At December 31, 2023 and 2022, regulatory income tax assets of $4.9 million and $2.9 million, respectively, were recorded by NW Natural, representing future recovery of deferred tax liabilities resulting from the equity portion of AFUDC.

At December 31, 2023 and 2022, deferred tax assets of $46.1 million and $48.0 million, respectively, were recorded by NW Natural representing the future income tax benefit associated with the excess deferred income tax regulatory liability recorded as a result of the lower federal corporate income tax rate provided for by the TCJA. At December 31, 2023 and 2022, regulatory liability balances representing the benefit of the change in deferred taxes as a result of the TCJA of $174.2 million and $181.4 million, respectively, were recorded by NW Natural.

NW Holdings and NW Natural assess the available positive and negative evidence to estimate if sufficient taxable income will be generated to utilize their respective existing deferred tax assets. Based upon this assessment, NW Holdings and NW Natural determined that it is more likely than not that all of their respective deferred tax assets recorded as of December 31, 2023 will be realized.

The Company estimates it has net operating loss (NOL) carryforwards of $29 thousand for federal taxes and $29 thousand for state taxes at December 31, 2023. The federal NOLs do not expire and we anticipate fully utilizing the state NOL carryforward balances before they begin to expire in 2040. California alternative minimum tax (AMT) credits of $56 thousand are also available. The AMT credits do not expire.

Uncertain tax positions are accounted for in accordance with accounting standards that require an assessment of the anticipated settlement outcome of material uncertain tax positions taken in a prior year, or planned to be taken in the current year. Until such positions are sustained, the uncertain tax benefits resulting from such positions would not be recognized. No reserves for uncertain tax positions were recorded as of December 31, 2023, 2022, or 2021.

The federal income tax returns for tax years 2019 and earlier are closed by statute. The IRS Compliance Assurance Process (CAP) examination of the 2020 and 2021 tax years have been completed. There were no material changes to these returns as filed. The 2022 and 2023 tax years are currently under IRS CAP examination. The 2024 CAP application has been filed. Under the CAP program, NW Holdings and NW Natural work with the IRS to identify and resolve material tax matters before the tax return is filed each year.
As of December 31, 2023, income tax years 2019 through 2022 remain open for examination by the States of California and Texas. Income tax years 2020 through 2022 are open for examination by the States of Arizona, Idaho, Nebraska, and Oregon.
12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations at December 31:

In thousands	2023	2022
NW Natural:
NGD plant in service	$4,206,455	$3,992,676
NGD construction work in progress	105,166	78,897
Less: Accumulated depreciation	1,159,367	1,115,690
NGD plant, net	3,152,254	2,955,883
Other plant in service	71,175	70,368
Other construction work in progress	10,963	6,606
Less: Accumulated depreciation	22,595	21,541
Other plant, net	59,543	55,433
Total property, plant, and equipment	$3,211,797	$3,011,316

Other (NW Holdings):
Other plant in service	$147,040	$92,979
Other construction work in progress	15,810	20,040
Less: Accumulated depreciation	16,593	9,935
Other plant, net	146,257	103,084

NW Holdings:
Total property, plant, and equipment	$3,358,054	$3,114,400

NW Natural:
Capital expenditures in accrued liabilities	$24,168	$24,584

NW Holdings:
Capital expenditures in accrued liabilities	$27,879	$25,318

Accumulated depreciation does not include the accumulated provision for asset removal costs of $496.2 million and $467.7 million at December 31, 2023 and 2022, respectively. These accrued asset removal costs are reflected on the balance sheet as regulatory liabilities. See Note 2.

NW Holdings
Other plant balances include long-lived assets associated with water and wastewater operations and non-regulated activities not held by NW Natural or its subsidiaries.

NW Natural
Other plant balances include non-utility gas storage assets at the Mist facility and other long-lived assets not related to NGD.
The weighted average depreciation rate for NGD assets was 3.0% in 2023, 2022, and 2021. The weighted average depreciation rate for assets not related to NGD was 1.7% in 2023 and 1.8% in 2022 and 2021.

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments at December 31:

	NW Holdings		NW Natural
In thousands	2023	2022	2023	2022
Investments in life insurance policies	$45,713	$49,358	$45,713	$49,358
Investments in gas reserves, non-current	20,893	22,970	20,893	22,970
Investments in unconsolidated affiliates	36,345	23,376	19,539	7,782
Total other investments	$102,951	$95,704	$86,145	$80,110

Investment in Life Insurance Policies
NW Natural has invested in key person life insurance contracts to provide an indirect funding vehicle for certain long-term employee and director benefit plan liabilities. The amount in the above table is reported at cash surrender value, net of policy loans.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of December 31, 2023. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $4.0 million and $5.2 million, which are recorded as liabilities in the December 31, 2023 and 2022 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.3 million and $3.4 million as of December 31, 2023 and 2022, respectively. The investment in gas reserves provides long-term price protection and acted to hedge the cost of gas for approximately 3% and 3% of NGD gas supplies for the years ended December 31, 2023 and 2022, respectively.

Investments in Unconsolidated Affiliates
In December 2021, NWN Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. In July 2022 and June 2023, NWN Water increased its ownership stake in Avion Water to 43.1% for an additional $1.0 million in each period. In January 2024, NWN Water increased its ownership stake in Avion Water to 45.6% for an additional $1.0 million. Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 15,000 customer connections and employing 35 people. The carrying value of the equity method investment is $8.6 million higher than the underlying equity in the net assets of the investee at December 31, 2023 due to equity method goodwill. Equity in earnings (loss) of Avion Water is included in other income (expense), net.

In 2020, NW Natural began a partnership with BioCarbN to invest in up to four separate renewable natural gas (RNG) development projects that are designed to access biogas derived from water treatment at Tyson Foods’ processing plants, subject to approval by all parties. During the construction phase of the projects, NW Natural determined it is the primary beneficiary and fully consolidates each entity. In January 2022, commissioning of the first project, Lexington Renewable Energy LLC (Lexington), was completed. NW Natural determined it was no longer the primary beneficiary, deconsolidated the variable interest entity and recorded the investment in Lexington as an equity method investment. As of December 31, 2023, NW Natural had an investment balance in Lexington of $7.6 million. NW Natural's share in the earnings (loss) of Lexington is included in cost of gas.
In April 2023, commissioning of the second project, Dakota City Renewable Energy LLC (Dakota City), was completed. NW Natural determined it was no longer the primary beneficiary of Dakota City once the project was commissioned. The investment in the variable interest entity was deconsolidated and recorded as an equity method investment. NW Natural accounts for its interest in Dakota City using the equity method of accounting because NW Natural does not control but has the ability to exercise significant influence over Dakota City's operations after commissioning. There was no gain or loss recognized upon deconsolidation. NW Natural determined the fair value of the investment approximated the carrying value which was primarily comprised of cash and property, plant and equipment. As of December 31, 2023, NW Natural had an investment balance in Dakota City of $11.9 million. NW Natural's share in the earnings (loss) of Dakota City is included in cost of gas.

In January 2024, NW Natural replaced BioCarbN as manager of the Lexington and Dakota City projects.

14. BUSINESS COMBINATIONS

2023 Business Combinations
During the year ended December 31, 2023, NWN Water and its subsidiaries acquired the assets of five businesses qualifying as business combinations. The aggregate fair value of the preliminary total consideration transferred for these acquisitions was $22.8 million, most of which was preliminarily allocated to property, plant, and equipment, and goodwill. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its water and wastewater service territories and included:
•Pedersen Family, LLC in Washington
•King Water Corporation in Washington
•Rose Valley Water Company in Arizona
•Hiland Water in Oregon
•Truxton and Cerbat in Arizona

Intangible Assets
In connection with the acquisition of King Water Corporation, NWN Water recorded long-term customer relationship intangible assets totaling $2.6 million, which will be amortized over 24 years. There was no amortization expense recognized in 2023. Projected amortization expense at NW Holdings for customer relationship intangible assets for each of the next five years is $0.1 million in each period. The amortization will change in future periods if other intangible assets are acquired, impairments are recognized or the preliminary valuations as part of our purchase price allocation is refined.

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

The Far West acquisition met the criteria of a business combination, and as such an allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used and was made using existing regulatory conditions for net assets associated with Far West. The acquisition costs were expensed as incurred.

Goodwill of $69.9 million was recognized from this acquisition. The goodwill recognized is attributable to Far West's regulated water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were recognized. The amount of goodwill that is expected to be deductible for income tax purposes is approximately $63.3 million.

The purchase price for the acquisition has been allocated to the net assets acquired as of the acquisition date and is as follows:

In thousands	December 31, 2023
Current assets	$1,569
Property, plant and equipment	25,974
Goodwill	69,890
Non-current assets	1,077
Current liabilities	(991)
Non-current liabilities	(9,115)
Total net assets acquired	$88,404

The amount of Far West revenues included in NW Holdings' consolidated statements of comprehensive income is $2.9 million for the year ended December 31, 2022. Earnings from Far West activities for the year ended December 31, 2022 were not material to the results of NW Holdings. Far West is referred to as Foothills Utilities following the closure of the acquisition.

Other 2022 Business Combinations
During the year ended December 31, 2022, NWN Water and its subsidiaries acquired the assets of six additional businesses qualifying as business combinations. The aggregate fair value of the consideration transferred for these acquisitions was $8.7 million, most of which was allocated to property, plant and equipment and goodwill. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its water and wastewater service territories and included:
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

As a result of all acquisitions completed, total goodwill was $163.3 million as of December 31, 2023 and $149.3 million as of December 31, 2022. The increase in the goodwill balance was primarily due to additions associated with our acquisitions in the water and wastewater sector. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	At December 31,
In thousands	2023	2022
Natural gas (in therms):
Financial	948,425	852,435
Physical	571,610	463,254
Foreign exchange	$11,926	$7,617

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

NW Natural entered the 2022-23 gas year with total forecasted sales volumes hedged at approximately 84%, including 67% in financial hedges and 17% in physical gas supplies. The total hedged was approximately 85% in Oregon and 79% in Washington. NW Natural entered the 2023-24 gas year with total forecasted sales volume hedged at approximately 82%, including 66% in financial hedges and 16% in physical gas supplies. The total hedged was approximately 85% in Oregon and 55% in Washington.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	December 31, 2023		December 31, 2022
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(131,833)	$168	$119,935	$(165)
Operating revenues (expense)	—	—	—	—
Amounts deferred to regulatory accounts on balance sheet	131,833	(168)	(119,935)	165
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—
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

Realized Gain/Loss
NW Natural realized a net gain of $125.5 million and $107.8 million for the years ended December 31, 2023 and 2022, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of December 31, 2023 or 2022. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2023 or 2022. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral posting by NW Natural in the event of a material adverse change.

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

If netted by counterparty, NW Natural's physical and financial derivative position would result in an asset of $9.0 million and a liability of $124.2 million as of December 31, 2023, and an asset of $153.3 million and a liability of $3.6 million as of December 31, 2022.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed-price natural gas commodity swaps and interest rate swaps with financial counterparties. NW Natural utilizes master netting arrangements with International Swaps and Derivatives Association (ISDA) contracts to minimize these risks including ISDA Credit Support Agreements with counterparties based on their credit ratings. Additionally, NW Natural uses counterparty, industry, sector and country diversification to minimize credit risk. In certain cases, NW Natural may require counterparties to post collateral, guarantees, or letters of credit to maintain its minimum credit requirement standards or for liquidity management purposes.

NW Natural's financial derivatives policy requires counterparties to have an investment-grade credit rating at the time the derivative instrument is entered into, and specifies limits on the contract amount and duration based on each counterparty’s credit rating. NW Natural does not speculate in derivatives. Derivatives are used to manage NW Natural's market risk and we hedge exposure above risk tolerance limits. It is required that increases in market risk created by the use of derivatives is offset by the exposures they modify.

We actively monitor NW Natural's derivative credit exposure and place counterparties on hold for trading purposes or require other forms of credit assurance, such as letters of credit, cash collateral, or guarantees as circumstances warrant. The ongoing assessment of counterparty credit risk includes consideration of credit ratings, credit default swap spreads, bond market credit spreads, financial conditions, government actions, and market news. A Monte Carlo simulation model is used to estimate the change in credit and liquidity risk from the volatility of natural gas prices. The results of the model are used to establish trading limits. NW Natural's outstanding financial derivatives at December 31, 2023 mature by November 1, 2026.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads, and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all financial derivatives outstanding to the fair value calculation was $0.7 million at December 31, 2023. As of December 31, 2023 and 2022, the net fair value was a liability of $115.2 million and an asset of $149.7 million, respectively, using significant other observable, or Level 2, inputs. No Level 3 inputs were used in our derivative valuations during the years ended December 31, 2023 and 2022.

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

Unrealized gains and losses related to these interest rate swap agreements are recorded in AOCI on the consolidated balance sheet and totaled $0.2 million and $0.1 million, net of tax, as of December 31, 2023 and 2022, respectively. There were no amounts reclassified from AOCI to net income during the year ended December 31, 2023 and 2022.
16. COMMITMENTS AND CONTINGENCIES

Gas Purchase Agreements
NW Natural enters into short-term and long-term physical baseload gas purchase agreements. The majority of our gas purchase agreements include year-round, winter-only, summer-only, and monthly purchases.

Pipeline Capacity Purchase and Release Commitments
NW Natural has signed agreements providing for the reservation of firm pipeline capacity under which it is required to make monthly payments for contracted capacity. The pricing component of the monthly payment is established, subject to change, by U.S. or Canadian regulatory bodies, or is established directly with private counterparties, as applicable. In addition, NW Natural has entered into long-term agreements to release firm pipeline capacity. The parties that we release this capacity to make payments directly to the related pipelines.

The aggregate amounts of these agreements at NW Natural were as follows at December 31, 2023:

In thousands	Gas Purchase Agreements(1)	Pipeline Capacity Purchase Agreements	Pipeline Capacity Release Agreements
2024	$303,682	$78,907	$7,543
2025	34,457	81,114	3,455
2026	34,586	66,972	—
2027	33,830	67,123	—
2028	33,980	63,812	—
Thereafter	208,426	377,175	—
Total	648,961	735,103	10,998
Less: Amount representing interest	96,491	183,620	373
Total at present value	$552,470	$551,483	$10,625
(1) Gas purchase agreements include environmental attributes of RNG.

Total fixed charges under capacity purchase agreements were $87.0 million for 2023, $90.2 million for 2022, and $82.9 million for 2021, of which $8.2 million, $8.3 million, and $7.7 million, respectively, related to capacity releases which third parties paid directly to the related pipelines. In addition, per-unit charges are required to be paid based on the actual quantities shipped under the agreements. In certain take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

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

These sites are subject to the remediation process prescribed by the Environmental Protection Agency (EPA) and the Oregon Department of Environmental Quality (ODEQ). The process begins with a remedial investigation (RI) to determine the nature and extent of contamination and then a risk assessment (RA) to establish whether the contamination at the site poses unacceptable risks to humans and the environment. Next, a feasibility study (FS) or an engineering evaluation/cost analysis (EE/CA) evaluates various remedial alternatives. It is at this point in the process when NW Natural is able to estimate a range of remediation costs and record a reasonable potential remediation liability, or make an adjustment to the existing liability. From this study, the regulatory agency selects a remedy and issues a Record of Decision (ROD). After a ROD is issued, NW Natural would seek to negotiate a consent decree or consent judgment for designing and implementing the remedy. NW Natural would have the ability to further refine estimates of remediation liabilities based upon an approved remedial design.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet at December 31:

	Current Liabilities		Non-Current Liabilities
In thousands	2023	2022	2023	2022
Portland Harbor site:
Gasco/Siltronic Sediments	$12,428	$9,744	$42,550	$42,120
Other Portland Harbor	3,035	2,634	11,270	11,270
Gasco/Siltronic Upland site	16,304	16,067	34,235	35,457
Front Street site	687	457	939	879
Oregon Steel Mills	—	—	179	179
Total	$32,454	$28,902	$89,173	$89,905

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

GASCO SEDIMENTS. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 to provide the estimated cost of potential remedial alternatives for this site. In March 2020, NW Natural and the EPA amended the Administrative Order on Consent to include additional remedial design activities downstream of the Gasco sediments site and in the navigation channel. Siltronic Corporation is not a party to the amended order. NW Natural is completing pre-design studies and has submitted a draft Basis of Design Report. These preliminary design steps do not include a cost estimate for cleanup. No remedial design is more likely than the EE/CA alternatives at this time, and NW Natural expects further design discussion and iteration with the EPA.

The estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $55.0 million to $350 million. NW Natural has recorded a liability of $55.0 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

In September 2023, the EPA approved the In Situ Stabilization and Solidification (ISS) Work Plan for the ISS field pilot study, which was successfully completed during the fall of 2023. Information obtained from the pilot study will be used to support remedial design of the Gasco sediments project.

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

NW Natural submitted a revised Remedial Investigation Report for the uplands to ODEQ in May 2007. In March 2015, ODEQ approved the Risk Assessment (RA) for this site, enabling commencement of work on the FS in 2016. A draft FS is currently anticipated to be submitted in 2024. NW Natural has recognized a liability for the remediation of the uplands portion of the site which is at the low end of the range of potential liability; the high end of the range cannot be reasonably estimated at this time.
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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in July 2020 and was completed in October 2020. The first year of post-construction monitoring was completed in 2021 and demonstrated that the cap was intact and performing as designed. NW Natural has recognized an additional liability of $1.6 million for costs associated with the discovery during construction of World War II-era munitions, design costs, regulatory and permitting issues, and post-construction work.

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

The following table presents information regarding the total regulatory asset deferred as of December 31:

In thousands	2023	2022
Deferred costs and interest(1)	$57,758	$47,666
Accrued site liabilities(2)	121,575	118,763
Insurance proceeds and interest	(50,764)	(54,784)
Total regulatory asset deferral(1)	128,569	111,645
Current regulatory assets(3)	9,950	7,392
Long-term regulatory assets(3)	118,619	104,253
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $53 thousand in 2023 and $43 thousand in 2022.
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

NW Natural received total environmental insurance proceeds of approximately $150 million as a result of settlements from litigation that was dismissed in July 2014. Under a 2015 OPUC order which established the SRRM, one-third of the Oregon allocated proceeds were applied to costs deferred through 2012 with the remaining two-thirds applied to costs at a rate of $5.0 million per year plus interest over the following 20 years. NW Natural accrues interest on the Oregon allocated insurance proceeds in the customer’s favor at a rate equal to the five-year treasury rate plus 100 basis points. As of December 31, 2023, NW Natural has applied $100.7 million of insurance proceeds to prudently incurred remediation costs allocated to Oregon.

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

In accordance with the WUTC Order, insurance proceeds were fully applied to costs incurred between December 2018 and June 2019 that were deemed prudent. Remaining insurance proceeds will be amortized over a 10.5 year period ending December 31,

2029. As of December 31, 2023, approximately $3.9 million of proceeds have been applied to prudently incurred costs.

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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NORTHWEST NATURAL HOLDING COMPANY

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)

	Year Ended December 31,
In thousands	2023	2022	2021
Operating expenses:
Operations and maintenance	$5,145	$3,828	$4,837
Total operating expenses	5,145	3,828	4,837
Loss from operations	(5,145)	(3,828)	(4,837)
Earnings from investment in subsidiaries, net of tax	106,267	92,727	83,072
Other income (expense), net	(1,156)	60	(143)
Interest expense, net	10,022	4,967	982
Income before income taxes	89,944	83,992	77,110
Income tax benefit	(3,924)	(2,311)	(1,556)
Net income	93,868	86,303	78,666
Other comprehensive income (loss) from subsidiaries, net of tax	(868)	5,108	1,498
Unrealized gain on interest rate swap, net of tax	104	11	—
Comprehensive income	$93,104	$91,422	$80,164

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	As of December 31,
In thousands	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$1,011	$7,280
Receivables from affiliates	15,596	9,967
Other current assets	4,160	2,895
Total current assets	20,767	20,142
Non-current assets:
Investments in subsidiaries	1,456,449	1,357,599
Other investments	32	14
Deferred tax assets	513	520
Other non-current assets	367	486
Total non-current assets	1,457,361	1,358,619
Total assets	$1,478,128	$1,378,761

Liabilities and equity:
Current liabilities:
Short-term debt	$73,000	$88,000
Current maturities of long-term debt	99,992	—
Accounts payable	968	402
Payables to affiliates	19,897	14,665
Other current liabilities	433	295
Total current liabilities	194,290	103,362
Long-term debt	—	99,958
Total equity	1,283,838	1,175,441
Total liabilities and equity	$1,478,128	$1,378,761

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	Year Ended December 31,
In thousands	2023	2022	2021
Operating activities:
Net income	$93,868	$86,303	$78,666
Adjustments to reconcile net income to cash used in operations:
Equity in earnings of subsidiaries, net of tax	(106,267)	(92,727)	(83,072)
Cash dividends received from subsidiaries	92,375	62,710	56,057
Deferred income taxes	(31)	(141)	(212)
Other	164	142	119
Changes in assets and liabilities:
Receivables from affiliates	(5,629)	(7,787)	12,558
Income and other taxes	(491)	8,161	1,299
Accounts payable	6,314	(2,499)	3,342
Interest accrued	103	156	57
Other, net	(380)	(211)	(313)
Cash provided by operating activities	80,026	54,107	68,501
Investing activities:
Contributions to subsidiaries	(76,310)	(241,497)	(142,405)
Return of capital from subsidiaries	3,350	—	26,000
Cash used in investing activities	(72,960)	(241,497)	(116,405)
Financing activities:
Proceeds from common stock issued, net	66,495	208,561	17,501
Long-term debt issued	—	100,000	—
Changes in other short-term debt, net	(15,000)	(56,000)	71,000
Cash dividend payments on common stock	(67,340)	(62,771)	(55,919)
Other	2,510	4,615	4,320
Cash (used in) provided by financing activities	(13,335)	194,405	36,902
(Decrease) increase in cash and cash equivalents	(6,269)	7,015	(11,002)
Cash, cash equivalents and restricted cash, beginning of period	7,280	265	11,267
Cash, cash equivalents and restricted cash, end of period	$1,011	$7,280	$265
See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

NW Holdings is an energy services holding company that conducts substantially all of its business operations through its subsidiaries, particularly NW Natural. These condensed financial statements and related footnotes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of NW Holdings included in Item 8 of this Form 10-K. NW Holdings' wholly-owned subsidiaries are recorded based upon its proportionate share of the subsidiaries' net assets (similar to presenting them on the equity method).

Equity earnings of subsidiaries including earnings from NW Natural were $106.3 million, $92.7 million, and $83.1 million for the years ended December 31, 2023, 2022, and 2021 respectively.

There were $95.7 million, $62.7 million and $82.1 million of cash dividends paid to NW Holdings from wholly-owned subsidiaries for the years ended December 31, 2023, 2022 and 2021, respectively.

2. DEBT

For information concerning NW Holdings' debt obligations, see Note 9 to the consolidated financial statements included in Item 8 of this report.

NORTHWEST NATURAL HOLDING COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2023
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,296	$2,869	$263	$2,973	$3,455
2022
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$2,018	$1,081	$1,810	$1,613	$3,296
2021
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,219	$724	$(219)	$1,706	$2,018

NORTHWEST NATURAL GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2023
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,079	$2,859	$263	$2,973	$3,228
2022
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$1,962	$920	$1,810	$1,613	$3,079
2021
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,107	$780	$(219)	$1,706	$1,962

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

(b) Changes in Internal Control Over Financial Reporting

NW Holdings and NW Natural management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). There have been no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 9(a).

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The "Information Concerning Nominees and Continuing Directors" and "Corporate Governance" contained in NW Holdings' definitive Proxy Statement for the 2024 Annual Meeting of Shareholders is hereby incorporated by reference. The following are officers of NW Natural, unless indicated otherwise.

EXECUTIVE OFFICERS
Name	Age at Dec. 31, 2023	Positions held during last five years(1)
David H. Anderson*	62
Chief Executive Officer (2023- ); President and Chief Executive Officer(2) (2016-2023); Chief Operating Officer and President (2015-2016); Executive Vice President and Chief Operating Officer (2014-2015); Executive Vice President Operations and Regulation (2013-2014); Senior Vice President and Chief Financial Officer (2004-2013).

Frank H. Burkhartsmeyer*	59
Senior Vice President and Chief Financial Officer(2)(3) (2017- 2023); Executive Vice President, Strategy and Business Development (2023); President and Chief Executive Officer of Renewables, Avangrid Renewables (2015-2017); Senior Vice President of Finance, Iberdrola Renewables Holdings, Inc. (2012-2015).

James R. Downing	54	Vice President and Chief Information Officer (2017- ); Chief Information Officer, WorleyParsons (America's Division) (2016-2017); Executive Service Delivery Manager for SAP, British Petroleum (2011-2015).
Shawn M. Filippi*	51
Vice President, Chief Compliance Officer and Corporate Secretary(2) (2016- ); Vice President and Corporate Secretary (2015-2016); Senior Legal Counsel (2011-2014); Assistant Corporate Secretary (2010-2014).

Jon G. Huddleston	61	Vice President, Engineering and Utility Operations (2018- 2023 ); Senior Director, Utility Operations (2014-2018); Director, Utility Operations (2013-2014); Process Director (2007-2013).
Joseph S. Karney	45	Vice President, Engineering and Utility Operations (2023- ); Senior Director, Utility Operations (2021-2023); Senior Engineering Director (2019-2021); Engineering Director (2017-2019); Compliance Senior Manager (2015-2017).
Zachary D. Kravitz	40	Vice President, Rates and Regulatory (2022- ); Senior Director, Rates and Regulatory (2021-2022); Director, Rates and Regulatory (2018-2021); Regulatory Attorney (2014-2018).
Justin B. Palfreyman*	45	President (2023- ); President, NW Natural RNG Holding Company, LLC (2021- ); Senior Vice President, Strategy and Business Development, NW Natural Gas Company (2023); Vice President, Strategy and Business Development (2017-2023); President, NW Natural Water, LLC (2018- ); Vice President, Business Development (2016-2017); Director, Power, Energy and Infrastructure Group, Lazard, Freres & Co. (2009-2016).
Melinda B. Rogers	58	Vice President, Chief Human Resources and Diversity Officer (2018- ); Senior Director of Human Resources (2018); Senior Manager, Organizational Effectiveness and Talent Acquisition (2015-2017); Senior Associate, Point B (2014-2015); Director, Executive Development Center, Willamette University (2011-2014).
Kimberly Heiting Rush	54	Senior Vice President and Chief Operating Officer (2023- ); Senior Vice President, Operations and Chief Marketing Officer (2018-2023); Senior Vice President, Communications and Chief Marketing Officer (2018); Vice President, Communications and Chief Marketing Officer (2015-2018); Chief Marketing and Communications Officer (2013-2014); Chief Corporate Communications Officer (2011-2013).
MardiLyn Saathoff*	67
Senior Vice President, Regulation and General Counsel(2)(4) (2016- ); Senior Vice President and General Counsel (2015-2016); Vice President, Legal, Risk and Compliance (2013-2014); Deputy General Counsel (2010-2013); Chief Governance Officer and Corporate Secretary (2008-2014).

David A. Weber	64	Vice President, Gas Supply and Utility Support Services (2019- ); President and Chief Executive Officer, NW Natural Gas Storage, LLC (2011- ); President, KB Pipeline Company (2018- ); Director, NWN Gas Reserves LLC (2018- ); President and Chief Executive Officer, Gill Ranch Storage, LLC (2011-2020).
Kathryn M. Williams	48	Vice President, Chief Public Affairs and Sustainability Officer (2023- ); Vice President, Public Affairs and Sustainability (2020-2023); Vice President, Public Affairs (2019-2020); Government and Community Affairs Director (2018-2019); State Affairs Manager, Port of Portland (2015-2018); Business and Rail Relations Manager, Port of Portland (2007-2015).
Brody J. Wilson*	44
Chief Financial Officer (Interim)(5) (2023- ), Vice President, Chief Accounting Officer, and Treasurer(2) (2017- ); Controller (2013-2023); Chief Financial Officer (Interim), Treasurer (Interim), and Chief Accounting Officer (2016-2017); Chief Accounting Officer, Controller and Assistant Treasurer (2016); Acting Controller (2013); Accounting Director (2012-2013).

DIRECTOR (NORTHWEST NATURAL GAS COMPANY ONLY)**
Name	Age at Dec. 31, 2023	Positions held during last five years(1)
Steven E. Wynne**	71
Executive Vice President, Moda, Inc., a privately-held healthcare insurance company (2012-2023); Director, JELD-WEN Holding Inc. (2012- ); Director, Pendleton Woolen Mills, Inc. (2013- ); Director, Lone Rock Resources, Inc. (2016- ); Director, FLIR Systems, Inc. (1999-2021); Director, Citifyd Inc. (2013-2019); Trustee, Willamette University (1999- ); Trustee, Portland Center Stage (2012-2019); Executive Vice President, JELD-WEN, Inc. (2011-2012); President and Chief Executive Officer, SBI International, Ltd. (2004-2007); Partner, Ater Wynne LLP (2001-2002; 2003-2004); President and Chief Executive Officer, Adidas America, Inc. (1995-2000).

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

* Executive Officer of Northwest Natural Holding Company and Northwest Natural Gas Company.
** Director of Northwest Natural Gas Company only (beginning 2018). All other directors of Northwest Natural Gas Company are also directors of Northwest Natural Holding Company, and information regarding all directors concurrently serving on the Board of Directors of Northwest Natural Gas Company and Northwest Natural Holding Company will be incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders.
(1)    Unless otherwise specified, all positions held at Northwest Natural Gas Company.
(2)    Position held at Northwest Natural Holding Company (beginning March 2018) and Northwest Natural Gas Company.
(3)    Mr. Burkhartsmeyer voluntarily resigned his Executive Vice President, Strategy and Business Development and Chief Financial Officer positions with NW Holdings and NW Natural effective July 28, 2023.
(4)    In 2020, Ms. Saathoff’s title at Northwest Natural Holding Company changed from Senior Vice President and General Counsel to Senior Vice President, Regulation and General Counsel.
(5)    The Board of Directors appointed Brody J. Wilson as interim Chief Financial Officer of NW Holdings and NW Natural effective July 28, 2023.

Each executive officer serves successive annual terms and thereafter until their successors have been duly elected or until their resignation or removal in accordance with the NW Holdings or NW Natural Bylaws, as applicable. There are no family relationships among our executive officers, directors or any person chosen to become one of our officers or directors. NW Holdings and NW Natural have adopted a Code of Ethics (Code) applicable to all employees, officers, and directors that is available on our website at www.nwnaturalholdings.com. We intend to disclose on our website at www.nwnaturalholdings.com any amendments to the Code or waivers of the Code for executive officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation", "Report of the Organization and Executive Compensation Committee", and "Compensation Committee Interlocks and Insider Participation" contained in NW Holdings' definitive Proxy Statement for the 2024 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of December 31, 2023 is reflected in Part III, Item 10, above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 14, 2024, NW Holdings owned 100% of the outstanding common stock of NW Natural.

The following table sets forth information regarding compensation plans under which equity securities of NW Holdings are authorized for issuance as of December 31, 2023 (see Note 8 to the Consolidated Financial Statements):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Long Term Incentive Plan (LTIP) (1)(2)	247,186	n/a	180,755
Employee Stock Purchase Plan	50,120	$32.06	256,637
Equity compensation plans not approved by security holders:
Executive Deferred Compensation Plan (EDCP)(3)	705	n/a	n/a
Directors Deferred Compensation Plan (DDCP)(3)	28,849	n/a	n/a
Deferred Compensation Plan for Directors and Executives (DCP)(4)	210,708	n/a	n/a
Total	537,568		437,392

(1)Awards may be granted under the LTIP as Performance Share Awards, Restricted Stock Units, or stock options. Shares issued pursuant to Performance Share Awards and Restricted Stock Units under the LTIP do not include an exercise price, but are payable when the award criteria are satisfied. The number of shares shown in column (a) include 97,291 Restricted Stock Units and 149,895 Performance Share Awards, reflecting the number of shares to be issued as performance share awards under outstanding Performance Share Awards if target performance levels are achieved. If the maximum awards were paid pursuant to the Performance Share Awards outstanding at December 31, 2023, the number of shares shown in column (a) would increase by 149,895 shares, reflecting the maximum share award of 200% of target, and the number of shares shown in column (c) would decrease by the same amount of shares. No stock options or other types of award have been issued under the LTIP.
(2)The number of shares shown in column (c) includes shares that are available for future issuance under the LTIP as Restricted Stock Units or Performance Share Awards at December 31, 2023.
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
(4)Effective January 1, 2005, the EDCP and DDCP were closed to new participants and replaced with the DCP. The DCP continues the basic provisions of the EDCP and DDCP under which deferred amounts are credited to either a “cash account” or a “stock account.” Stock accounts represent a right to receive shares of NW Holdings common stock on a deferred basis, and such accounts are credited with additional shares based on the deemed reinvestment of dividends. Effective January 1, 2007, cash accounts are credited quarterly with interest at a rate equal to Moody’s Average Corporate Bond Yield. Our obligation to pay deferred compensation in accordance with the terms of the DCP will generally become due on a predetermined date during a participant's service if elected by such participant or on retirement, death, or other termination of service, and will be paid in a lump sum or in installments of five, 10, or 15 years as elected by the participant in accordance with the terms of the DCP. Amounts credited to stock accounts are payable solely in shares of common stock and cash for fractional shares, and amounts in the above table represent the aggregate number of shares credited to participants' stock accounts. We have contributed common stock to the trustee of the Supplemental Trust such that this trust holds approximately the number of common shares equal to the number of shares credited to all participants' stock accounts. Historically, we have satisfied NW Holdings' stock contributions to the Supplemental Trust through purchases of NW Holdings stock in the open market. In 2023, the board of directors of NW Holdings authorized the original issuance of NW Holdings shares to the Supplemental Trust in satisfaction of such contributions. As of December 31, 2023, 352,307 shares remained available for issuance under current authorizations. The right of each participant in the DCP is that of a general, unsecured creditor of NW Natural.

The information captioned “Beneficial Ownership of Common Stock by Directors and Executive Officers” and "Security Ownership of Common Stock of Certain Beneficial Owners" contained in NW Holdings' definitive Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned "Transactions with Related Persons" and "Corporate Governance" in NW Holdings' definitive Proxy Statement for the 2024 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

NW Holdings
The information captioned "2023 and 2022 Audit Firm Fees" in NW Holdings’ definitive Proxy Statement for the 2024 Annual Meeting of Shareholders is hereby incorporated by reference.

NW Natural
The following table shows the fees and expenses of NW Natural, paid or accrued for the integrated audits of the consolidated financial statements and other services provided by NW Natural's independent registered public accounting firm, PricewaterhouseCoopers LLP, for fiscal years 2023 and 2022:

In thousands	2023	2022
Audit Fees	$1,540	$1,518
Audit-Related Fees	37	477
Tax Fees	22	23
All Other Fees	2	4
Total	$1,601	$2,022

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

ALL OTHER FEES. This category relates to services other than those described above. The amount reflects payments for accounting research tools in each of 2023 and 2022.

PRE-APPROVAL POLICY FOR AUDIT AND NON-AUDIT SERVICES. The Audit Committee of NW Natural approved or ratified 100 percent of 2023 and 2022 services for audit, audit-related, tax services and all other fees, including audit services relating to compliance with Section 404 of the Sarbanes-Oxley Act. The chair of the Audit Committee of NW Natural is authorized to pre-approve non-audit services between meetings of the Audit Committee and must report such approvals at the next Audit Committee meeting.

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
For the Fiscal Year Ended December 31, 2023

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

*4i.	Copy of Indenture, dated as of June 1, 1991, between Northwest Natural Gas Company and Bankers Trust Company (to whom Deutsche Bank Trust Company Americas is successor), Trustee, relating to Northwest Natural Gas Company's Unsecured Debt Securities (incorporated by reference to Exhibit 4(e) in File No. 33-64014).

*4j.
Amended and Restated Credit Agreement, dated as of November 3, 2021, among Northwest Natural Holding Company and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents, as amended by Amendment No.1, dated as of January 20, 2023 (incorporated by reference to Exhibit 4i to Form 10-K for 2022, File No. 1-15973).

*4k.
Amended and Restated Credit Agreement, dated as of November 3, 2021, among Northwest Natural Gas Company and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents, as amended by Amendment No. 1, dated as of January 20, 2023 (incorporated by reference to Exhibit 4j to Form 10-K for 2022, File No. 1-38681).

*4l.
Credit Agreement, dated as of June 10, 2021, among NW Natural Water Company, LLC, Northwest Natural Holding Company, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed June 14, 2021, File No. 1-38681).

*4m.
Credit Agreement, dated as of June 10, 2021, among Northwest Natural Gas Company, the lenders party thereto, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed June 14, 2021, File No. 1-15973).

*4n.
Credit Agreement, dated as of September 15, 2022, among Northwest Natural Holding Company and the lenders party thereto, with U.S. Bank National Association as administrative agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed September 21, 2022, file No. 1-38681).

*4o.
Credit Agreement, dated as of September 15, 2022, among NW Natural Water Company, LLC, Northwest Natural Holding Company and the lenders party thereto, with U.S. Bank National Association as administrative agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed September 21, 2022, file No. 1-38681).

*4p.	Description of securities registered under Section 12 of the Exchange Act of 1934 (incorporated by reference to Exhibit 4j to Form 10-K for the year ended December 31, 2019, File No. 1-38681).

4q.	Note Purchase Agreement dated December 14, 2023, between Northwest Natural Holding Company and the institutional investors named as purchasers therein.

4r.
Uncommitted Letter of Credit and Reimbursement Agreement dated January 5, 2024, among Northwest Natural Gas Company, the lenders party thereto, and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent.

21	Subsidiaries of Northwest Natural Holding Company.

23a.	Consent of PricewaterhouseCoopers LLP - NW Holdings.

23b.	Consent of PricewaterhouseCoopers LLP - NW Natural.

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Northwest Natural Holding Company Compensation Recovery Policy, effective as of December 1, 2023.

101	The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

Executive Compensation Plans and Arrangements:

*10a.	Executive Supplemental Retirement Income Plan, 2018 Restatement (incorporated herein by reference to Exhibit 10.6 to the Form 8-K dated October 1, 2018, File No. 1-38681).

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

*10i.
Form of Indemnity Agreement as entered into between Northwest Natural Gas Company and each director and certain executive officers (incorporated by reference to Exhibit 10.1 to Form 10-Q the quarter ended September 30, 2023, File No. 1-15973).

*10j.
Form of Indemnity Agreement as entered into between Northwest Natural Holding Company and each director and certain executive officers (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2023, File No. 1-38681).

*10k.	Non-Employee Directors Stock Compensation Plan, as amended effective December 15, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 16, 2005, File No. 1-15973).

*10l.	Executive Annual Incentive Plan, effective February 23, 2023 (incorporated by reference to Exhibit 10m to Form 10-K for 2022, File No. 1-15973).

10m.	Executive Annual Incentive Plan, effective February 22, 2024.

*10n.
Form of Change in Control Severance Agreement between Northwest Natural Gas Company and David Anderson, as amended and restated as of February 23, 2023 (incorporated by reference to Exhibit 10o to Form 10-K for 2022, File No. 1-15973).

*10o.
Form of Change in Control Severance Agreement between Northwest Natural Gas Company and each executive officer (other than David Anderson), as amended and restated as of February 23, 2023 (incorporated by reference to Exhibit 10p to Form 10-K for 2022, File No. 1-15973).

*10q.	Northwest Natural Gas Company Long Term Incentive Plan, as amended and restated as of October 1, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 1, 2018, File No. 1-38681).

*10r.	Northwest Natural Holding Company Long Term Incentive Plan, as amended and restated as of February 23, 2023 (incorporated by reference to Exhibit 10s to Form 10-K for 2022, File No. 1-38681).

10s.	Northwest Natural Holding Company Long Term Incentive Plan, as amended and restated as of February 22, 2024.

*10t.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2021-2023)(incorporated by reference to Exhibit 10w to Form 10-K for 2020, File No. 1-38681).

*10u.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2022-2024) (incorporated by reference to Exhibit 10w to Form 10-K for 2021, File No. 1-38681).

*10v.
Form of Amendment to Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2021-2023) and Long Term Incentive Plan (2022-2024) (incorporated by reference to Exhibit 10w to Form 10-K for 2022, File No. 1-15973).

*10w.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2023-2025) (incorporated by reference to Exhibit 10x to Form 10-K for 2022, File No. 1-15973).

10x.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2024-2026).

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

*10aa.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2023) (incorporated by reference to Exhibit 10bb to Form 10-K for 2022, File No. 1-38681).

10bb.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2024).

*10cc.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2022) (incorporated by reference to Exhibit 10z to Form 10-K for 2021, File No. 1-38681).

*10dd.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2021) (incorporated by reference to Exhibit 10z to Form 10-K for 2020, File No. 1-38681).

*10ee.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2020) (incorporated by reference to Exhibit 10aa to Form 10-K for 2019, File No. 1-38681).

*10ff.	Cash Retention Agreement between Northwest Natural Gas Company and an executive officer, dated as of March 1, 2018 (incorporated by reference to Exhibit 10ss to Form 10-K for 2017, File No. 1-15973).

10gg.	Form of Amendment of Award Agreements, dated February 22, 2024, entered into by each executive officer.

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

NORTHWEST NATURAL HOLDING COMPANY

By: /s/ David H. Anderson
David H. Anderson
Chief Executive Officer
Date: February 23, 2024

NORTHWEST NATURAL GAS COMPANY

By: /s/ David H. Anderson
David H. Anderson
Chief Executive Officer
Date: February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signatures of each of the undersigned shall be deemed to relate only to matters having reference to the below named company and its subsidiaries.
NORTHWEST NATURAL HOLDING COMPANY

Signature	Title	Date

/s/ David H. Anderson	Principal Executive Officer and Director	February 23, 2024
David H. Anderson Chief Executive Officer

/s/ Brody J. Wilson	Principal Financial Officer and Principal Accounting Officer	February 23, 2024
Brody J. Wilson Chief Financial Officer, Chief Accounting Officer, Vice President, Treasurer

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ Karen Lee	Director	)
Karen Lee		)
)
/s/ Dave McCurdy	Director	)
Dave McCurdy		)
)
/s/ Sandra McDonough	Director	February 23, 2024
Sandra McDonough		)
)
/s/ Nathan I. Partain	Director	)
Nathan I. Partain		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)

NORTHWEST NATURAL GAS COMPANY

Signature	Title	Date

/s/ David H. Anderson	Principal Executive Officer and Director	February 23, 2024
David H. Anderson Chief Executive Officer

/s/ Brody J. Wilson	Principal Financial Officer and Principal Accounting Officer	February 23, 2024
Brody J. Wilson Chief Financial Officer, Chief Accounting Officer, Vice President, Treasurer

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ Karen Lee	Director	)
Karen Lee		)
)
/s/ Dave McCurdy	Director	)
Dave McCurdy		)
)
/s/ Sandra McDonough	Director	February 23, 2024
Sandra McDonough		)
)
/s/ Nathan I. Partain	Director	)
Nathan I. Partain		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)
)
/s/ Steven E. Wynne	Director	)
Steven E. Wynne		)