Form 10-Q
period 2024-03-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2024-05-06
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
At April 26, 2024, 38,028,137 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended March 31, 2024

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in NW Holdings' and NW Natural's 2023 Annual Report on Form 10-K, Part I, Item 1A “Risk Factors” and Part II, Item 7 and Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, respectively, and Part I of this report, Items 2 and 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, respectively.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2024	2023

Operating revenues	$433,470	$462,423

Operating expenses:
Cost of gas	175,717	205,749
Operations and maintenance	73,614	71,817
Environmental remediation	5,746	5,375
General taxes	15,468	14,219
Revenue taxes	18,244	19,042
Depreciation	33,098	31,465
Other operating expenses	1,756	1,248
Total operating expenses	323,643	348,915
Income from operations	109,827	113,508
Other income (expense), net	(1,134)	1,606
Interest expense, net	20,531	18,296
Income before income taxes	88,162	96,818
Income tax expense	24,339	25,147
Net income	63,823	71,671
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $(66) for the three months ended March 31, 2024	(249)	—
Amortization of non-qualified employee benefit plan liability, net of taxes of $46 and $37 for the three months ended March 31, 2024 and 2023, respectively	127	102
Unrealized gain (loss) on interest rate swaps, net of taxes of $(124) and $149 for the three months ended March 31, 2024 and 2023, respectively	346	(411)
Comprehensive income	$64,047	$71,362
Average common shares outstanding:
Basic	37,765	35,609
Diluted	37,796	35,708
Earnings per share of common stock:
Basic	$1.69	$2.01
Diluted	1.69	2.01

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2024	2023	2023

Assets:
Current assets:
Cash and cash equivalents	$72,375	$140,821	$32,920
Accounts receivable	128,433	164,157	121,341
Accrued unbilled revenue	57,905	59,542	83,138
Allowance for uncollectible accounts	(4,181)	(6,760)	(3,455)
Regulatory assets	127,666	126,546	178,270
Derivative instruments	5,746	8,507	11,380
Inventories	99,874	41,392	112,571
Other current assets	49,896	41,968	65,275
Total current assets	537,714	576,173	601,440
Non-current assets:
Property, plant, and equipment	4,660,104	4,320,476	4,556,609
Less: Accumulated depreciation	1,218,580	1,164,498	1,198,555
Total property, plant, and equipment, net	3,441,524	3,155,978	3,358,054
Regulatory assets	309,173	311,419	333,443
Derivative instruments	3,099	1,432	431
Other investments	84,081	93,611	102,951
Operating lease right of use asset, net	70,547	72,699	71,308
Assets under sales-type leases	128,840	133,159	129,882
Goodwill	162,966	149,836	163,344
Other non-current assets	111,122	97,789	106,239
Total non-current assets	4,311,352	4,015,923	4,265,652
Total assets	$4,849,066	$4,592,096	$4,867,092

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands, except share information	2024	2023	2023

Liabilities and equity:
Current liabilities:
Short-term debt	$94,700	$72,500	$89,780
Current maturities of long-term debt	869	240,712	150,865
Accounts payable	107,888	111,152	145,361
Taxes accrued	27,031	31,372	15,454
Interest accrued	16,360	13,089	15,836
Regulatory liabilities	77,659	57,523	84,962
Derivative instruments	52,677	44,370	98,661
Operating lease liabilities	2,053	1,700	2,333
Other current liabilities	89,107	71,662	93,626
Total current liabilities	468,344	644,080	696,878
Long-term debt	1,574,735	1,294,590	1,425,435
Deferred credits and other non-current liabilities:
Deferred tax liabilities	394,068	376,237	382,673
Regulatory liabilities	700,703	669,328	695,896
Pension and other postretirement benefit liabilities	157,812	147,890	158,116
Derivative instruments	12,743	15,382	28,055
Operating lease liabilities	77,051	78,302	77,167
Other non-current liabilities	120,224	117,980	119,034
Total deferred credits and other non-current liabilities	1,462,601	1,405,119	1,460,941
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 38,027,266, 35,929,228, and 37,631,212 at March 31, 2024 and 2023, and December 31, 2023, respectively	905,153	824,304	890,976
Retained earnings	445,058	430,597	399,911
Accumulated other comprehensive loss	(6,825)	(6,594)	(7,049)
Total equity	1,343,386	1,248,307	1,283,838
Total liabilities and equity	$4,849,066	$4,592,096	$4,867,092

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended March 31,
	2024	2023
Total shareholders' equity, beginning balances	$1,283,838	$1,175,441

Common stock:
Beginning balances	890,976	805,253
Stock-based compensation	1,728	2,580
Shares issued pursuant to equity based plans, net of shares withheld for taxes	231	(174)
Issuance of common stock, net of issuance costs	12,218	16,645
Ending balances	905,153	824,304

Retained earnings:
Beginning balances	399,911	376,473
Net income	63,823	71,671
Dividends on common stock	(18,676)	(17,547)
Ending balances	445,058	430,597

Accumulated other comprehensive income (loss):
Beginning balances	(7,049)	(6,285)
Other comprehensive income (loss)	224	(309)
Ending balances	(6,825)	(6,594)

Total shareholders' equity, ending balances	$1,343,386	$1,248,307

Dividends per share of common stock	$0.4875	$0.4850

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2024	2023
Operating activities:
Net income	$63,823	$71,671
Adjustments to reconcile net income to cash provided by operations:
Depreciation	33,098	31,465
Regulatory amortization of gas reserves	546	833
Deferred income taxes	8,041	5,228
Qualified defined benefit pension plan expense (benefit)	1,082	(791)
Deferred environmental expenditures, net	(6,264)	(4,113)
Environmental remediation expense	5,746	5,375
Asset optimization revenue sharing bill credits	(20,608)	(10,471)
Other	8,905	8,509
Changes in assets and liabilities:
Receivables, net	17,839	38,727
Inventories	13,070	46,129
Income and other taxes	21,796	25,567
Accounts payable	(30,930)	(47,773)
Deferred gas costs	(8,808)	(11,300)
Asset optimization revenue sharing	(108)	7,769
Decoupling mechanism	6,427	(1,303)
Cloud-based software	(6,485)	(3,673)
Regulatory accounts	13,335	958
Other, net	4,534	14,054
Cash provided by operating activities	125,039	176,861
Investing activities:
Capital expenditures	(82,217)	(71,265)
Acquisitions, net of cash acquired	—	(468)
Purchase of equity method investment	(1,000)	—
Other	729	(1,285)
Cash used in investing activities	(82,488)	(73,018)
Financing activities:
Proceeds from common stock issued, net	12,218	16,669
Long-term debt issued	150,000	200,000
Long-term debt retired	(150,000)	—
Changes in other short-term debt, net	4,920	(185,700)
Cash dividend payments on common stock	(17,746)	(16,532)
Payment of financing fees	(748)	(1,498)
Shares withheld for tax purposes	(1,314)	(1,312)
Other	(247)	(440)
Cash (used in) provided by financing activities	(2,917)	11,187
Increase in cash, cash equivalents and restricted cash	39,634	115,030
Cash, cash equivalents and restricted cash, beginning of period	49,624	40,964
Cash, cash equivalents and restricted cash, end of period	$89,258	$155,994

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$18,044	$14,904
Income taxes paid, net of refunds	1,000	1,300

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands	2024	2023

Operating revenues	$422,775	$454,513

Operating expenses:
Cost of gas	175,773	205,805
Operations and maintenance	65,509	65,389
Environmental remediation	5,746	5,375
General taxes	15,091	14,000
Revenue taxes	18,195	18,975
Depreciation	31,107	30,144
Other operating expenses	723	697
Total operating expenses	312,144	340,385
Income from operations	110,631	114,128
Other income (expense), net	(1,322)	2,445
Interest expense, net	16,078	14,611
Income before income taxes	93,231	101,962
Income tax expense	25,673	26,422
Net income	67,558	75,540
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $(66) for the three months ended March 31, 2024	(249)	—
Amortization of non-qualified employee benefit plan liability, net of taxes of $46 and $37 for the three months ended March 31, 2024 and 2023, respectively	127	102
Comprehensive income	$67,436	$75,642

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2024	2023	2023

Assets:
Current assets:
Cash and cash equivalents	$61,906	$129,731	$19,841
Accounts receivable	124,827	158,675	117,216
Accrued unbilled revenue	56,213	57,855	81,524
Receivables from affiliates	2,409	2,388	824
Allowance for uncollectible accounts	(3,946)	(3,937)	(3,228)
Regulatory assets	127,641	126,546	178,270
Derivative instruments	5,420	8,890	11,184
Inventories	97,979	39,835	110,855
Other current assets	48,769	40,950	60,138
Total current assets	521,218	560,933	576,624
Non-current assets:
Property, plant, and equipment	4,488,931	4,200,299	4,393,759
Less: Accumulated depreciation	1,199,866	1,153,060	1,181,962
Total property, plant, and equipment, net	3,289,065	3,047,239	3,211,797
Regulatory assets	309,067	311,394	333,418
Derivative instruments	2,700	1,432	373
Other investments	66,343	78,102	86,145
Operating lease right of use asset, net	70,019	72,077	70,728
Assets under sales-type leases	128,840	133,158	129,882
Other non-current assets	107,390	96,300	102,410
Total non-current assets	3,973,424	3,739,702	3,934,753
Total assets	$4,494,642	$4,300,635	$4,511,377

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2024	2023	2023

Liabilities and equity:
Current liabilities:
Short-term debt	$31,700	$—	$16,780
Current maturities of long-term debt	—	89,962	—
Accounts payable	103,283	107,986	138,111
Payables to affiliates	26,872	24,806	14,850
Taxes accrued	14,745	15,120	15,293
Interest accrued	15,487	12,535	15,111
Regulatory liabilities	77,463	57,494	84,912
Derivative instruments	52,677	44,370	98,661
Operating lease liabilities	1,863	1,538	2,128
Other current liabilities	84,700	69,114	89,371
Total current liabilities	408,790	422,925	475,217
Long-term debt	1,364,899	1,234,460	1,364,732
Deferred credits and other non-current liabilities:
Deferred tax liabilities	381,568	374,092	371,867
Regulatory liabilities	699,753	668,348	694,947
Pension and other postretirement benefit liabilities	157,812	147,890	158,116
Derivative instruments	12,743	15,382	28,055
Operating lease liabilities	76,624	77,840	76,757
Other non-current liabilities	110,091	109,518	109,066
Total deferred credits and other non-current liabilities	1,438,591	1,393,070	1,438,808
Commitments and contingencies (Note 16)
Equity:
Common stock	644,903	614,911	644,903
Retained earnings	644,818	641,581	594,954
Accumulated other comprehensive loss	(7,359)	(6,312)	(7,237)
Total equity	1,282,362	1,250,180	1,232,620
Total liabilities and equity	$4,494,642	$4,300,635	$4,511,377

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended March 31,
	2024	2023
Total shareholder's equity, beginning balances	$1,232,620	$1,191,082

Common stock:
Beginning balances	644,903	614,903
Capital contributions from parent	—	8
Ending balances	644,903	614,911

Retained earnings:
Beginning balances	594,954	582,593
Net income	67,558	75,540
Dividends on common stock	(17,694)	(16,552)
Ending balances	644,818	641,581

Accumulated other comprehensive income (loss):
Beginning balances	(7,237)	(6,414)
Other comprehensive income (loss)	(122)	102
Ending balances	(7,359)	(6,312)

Total shareholder's equity, ending balances	$1,282,362	$1,250,180

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2024	2023

Operating activities:
Net income	$67,558	$75,540
Adjustments to reconcile net income to cash provided by operations:
Depreciation	31,107	30,144
Regulatory amortization of gas reserves	546	833
Deferred income taxes	6,624	6,495
Qualified defined benefit pension plan expense (benefit)	1,082	(791)
Deferred environmental expenditures, net	(6,264)	(4,113)
Environmental remediation expense	5,746	5,375
Asset optimization revenue sharing bill credits	(20,608)	(10,471)
Other	8,189	7,851
Changes in assets and liabilities:
Receivables, net	17,636	36,671
Inventories	13,249	46,509
Income and other taxes	15,279	20,310
Accounts payable	(31,563)	(48,531)
Deferred gas costs	(8,808)	(11,299)
Asset optimization revenue sharing	(108)	7,769
Decoupling mechanism	6,427	(1,303)
Cloud-based software	(6,485)	(3,673)
Regulatory accounts	13,335	958
Other, net	5,041	16,557
Cash provided by operating activities	117,983	174,831
Investing activities:
Capital expenditures	(72,037)	(63,598)
Other	483	(1,284)
Cash used in investing activities	(71,554)	(64,882)
Financing activities:
Cash contributions received from parent	—	8
Long-term debt issued	—	200,000
Changes in other short-term debt, net	14,920	(170,200)
Cash dividend payments on common stock	(17,694)	(16,552)
Shares withheld for tax purposes	(1,314)	(1,312)
Other	(97)	(1,660)
Cash (used in) provided by financing activities	(4,185)	10,284
Increase in cash, cash equivalents and restricted cash	42,244	120,233
Cash, cash equivalents and restricted cash, beginning of period	36,520	24,671
Cash, cash equivalents and restricted cash, end of period	$78,764	$144,904

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$14,104	$10,522
Income taxes paid, net of refunds	8,670	6,565

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

NW Holdings and NW Natural consolidate all entities in which they have a controlling financial interest. Investments in corporate joint ventures and partnerships that NW Holdings does not directly or indirectly control, and for which it is not the primary beneficiary, include NNG Financial's investment in Kelso-Beaver Pipeline and NWN Water's investment in Avion Water Company, Inc., which are accounted for under the equity method. See Note 13 for activity related to investments. NW Holdings and its direct and indirect subsidiaries are collectively referred to herein as NW Holdings, and NW Natural and its direct and indirect subsidiaries are collectively referred to herein as NW Natural. The consolidated financial statements of NW Holdings and NW Natural are presented after elimination of all intercompany balances and transactions.

Information presented in these interim consolidated financial statements is unaudited, but includes all material adjustments management considers necessary for a fair statement of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in NW Holdings' and NW Natural's combined 2023 Annual Report on Form 10-K (2023 Form 10-K). A significant part of NW Holdings' and NW Natural's business is of a seasonal nature; therefore, NW Holdings and NW Natural results of operations for interim periods are not necessarily indicative of full year results. Seasonality affects the comparability of the results of other operations across quarters but not across years.

Notes to the consolidated financial statements reflect the activity for both NW Holdings and NW Natural for all periods presented, unless otherwise noted. Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on our consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2023 Form 10-K. There were no material changes to those accounting policies during the three months ended March 31, 2024 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	March 31,		December 31,
In thousands	2024	2023	2023
NW Natural:
Current:
Unrealized loss on derivatives(1)	$52,677	$44,370	$98,661
Gas costs	8,279	51,296	9,301
Environmental costs(2)	9,864	6,947	9,950
Decoupling(3)	958	—	2,288
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,208	2,208	2,208
Washington Climate Commitment Act compliance	19,761	—	20,537
COVID-19 deferrals and expenses, net	4,798	787	9,685
Other(5)	21,965	13,807	18,509
Total current - NW Natural	127,641	126,546	178,270
Other (NW Holdings)	25	—	—
Total current - NW Holdings	$127,666	$126,546	$178,270
Non-current:
Unrealized loss on derivatives(1)	$12,744	$15,382	$28,055
Pension balancing(4)	25,016	30,613	27,460
Income taxes	9,930	10,540	10,731
Pension and other postretirement benefit liabilities	112,791	101,413	114,010
Environmental costs(2)	112,464	99,541	118,619
Gas costs	1,319	6,546	1,917
Decoupling(3)	—	—	1,017
Washington Climate Commitment Act compliance	4,223	6,312	—
COVID-19 deferrals and expenses, net	1,128	12,815	1,080
Other(5)	29,452	28,232	30,529
Total non-current - NW Natural	309,067	311,394	333,418
Other (NW Holdings)	106	25	25
Total non-current - NW Holdings	$309,173	$311,419	$333,443

	Regulatory Liabilities
	March 31,		December 31,
In thousands	2024	2023	2023
NW Natural:
Current:
Gas costs	$13,753	$5,670	$6,375
Unrealized gain on derivatives(1)	5,420	8,890	11,184
Decoupling(3)	10,137	12,606	7,612
Income taxes	4,726	5,143	4,726
Asset optimization revenue sharing	13,192	19,040	31,583
Washington Climate Commitment Act compliance	25,655	—	17,199
Other(5)	4,580	6,145	6,233
Total current - NW Natural	77,463	57,494	84,912
Other (NW Holdings)	196	29	50
Total current - NW Holdings	$77,659	$57,523	$84,962
Non-current:
Gas costs	$5,555	$2,024	$8,556
Unrealized gain on derivatives(1)	2,700	1,432	373
Decoupling(3)	3,673	3,931	2,118
Income taxes(6)	165,719	170,289	169,485
Accrued asset removal costs(7)	503,539	474,764	496,235
Asset optimization revenue sharing	—	—	2,325
Other(5)	18,567	15,908	15,855
Total non-current - NW Natural	699,753	668,348	694,947
Other (NW Holdings)	950	980	949
Total non-current - NW Holdings	$700,703	$669,328	$695,896
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

We believe all costs incurred and deferred at March 31, 2024 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. These investments are readily convertible to cash with fair value approximating cost. As of March 31, 2024, the amount invested in money market funds was $48.8 million at NW Natural and NW Holdings. As of March 31, 2023, the amount invested in money market funds was $107.6 million at NW Natural and $112.6 million at NW Holdings. These investments are measured using net asset value per share.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets. There were no transfers between restricted cash and cash and cash equivalents during the three months ended March 31, 2024 and 2023.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of March 31, 2024 and 2023 and December 31, 2023:

	March 31,		December 31,
In thousands	2024	2023	2023
Cash and cash equivalents	$72,375	$140,821	$32,920
Restricted cash included in other current assets	16,883	15,173	16,704
Cash, cash equivalents and restricted cash	$89,258	$155,994	$49,624

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of March 31, 2024 and 2023 and December 31, 2023:

	March 31,		December 31,
In thousands	2024	2023	2023
Cash and cash equivalents	$61,906	$129,731	$19,841
Restricted cash included in other current assets	16,858	15,173	16,679
Cash, cash equivalents and restricted cash	$78,764	$144,904	$36,520

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

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of			As of
	December 31, 2023	Three Months Ended March 31, 2024		March 31, 2024
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,397	$935	$(192)	$3,140
Commercial	501	93	(63)	531
Industrial	65	(9)	—	56
Accrued unbilled and other	265	(31)	(15)	219
Total NW Natural	3,228	988	(270)	3,946
Other - NW Holdings	227	8	—	235
Total NW Holdings	$3,455	$996	$(270)	$4,181

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

Greenhouse Gas Allowances
NW Natural is subject to greenhouse gas (GHG) emission reduction requirements under the Washington Climate Commitment Act (CCA) regulations. Under Washington's CCA, emission reduction compliance mechanisms include: 1) allowances distributed at no cost by the state, 2) purchasing allowances at state-run auctions or secondary markets, 3) purchasing carbon offsets, and 4) supplying alternative gaseous fuels, such as renewable natural gas and hydrogen.

NW Natural will account for all purchased Washington allowances as inventory at the lower of cost or market. Any compliance instruments or allowances that are acquired through government allocations at no cost will be accounted for as inventory at no cost. As of March 31, 2024, NW Natural had $39.5 million of emissions allowances for compliance in Washington recorded as inventory.

The CCA allows for the sale of compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. In 2023 and 2024, NW Natural consigned no-cost allowances to Washington auctions and received a total of $18.6 million in cash, which proceeds were recorded as a regulatory liability for the benefit of customers.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. Under the Washington program, NW Natural has recognized a $24.0 million liability as of March 31, 2024. A portion of the costs to comply with the Washington program are currently being recovered from utility customers through rates beginning January 1, 2024. NW Natural recognized $24.0 million of deferred costs as of March 31, 2024.

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

Recent Securities and Exchange Commission (SEC) Final Rules
CLIMATE CHANGE. In March 2024, the SEC issued a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide climate disclosures in their annual reports. Under the final rule, disclosures are required beginning with our annual report for the year ending December 31, 2025. In April 2024, the SEC voluntarily stayed implementation of the climate rule pending completion of judicial review of challenges to the rules consolidated in the Eighth Circuit Court of Appeals. We are currently evaluating the impact of this final rule on our disclosures.

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
NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended March 31,
In thousands, except per share data	2024	2023
Net income	$63,823	$71,671
Average common shares outstanding - basic	37,765	35,609
Additional shares for stock-based compensation plans (See Note 8)	31	99
Average common shares outstanding - diluted	37,796	35,708
Earnings per share of common stock:
Basic	$1.69	$2.01
Diluted	1.69	2.01
Additional information:
Anti-dilutive shares	15	1

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

NW Holdings
NW Holdings' activities in Other include all remaining activities not associated with NW Natural, specifically: NW Natural Water Company, LLC (NW Natural Water or NWN Water), which consolidates the water and wastewater utility operations and water services businesses; NW Natural Water's equity investment in Avion Water Company, Inc.; NWN Gas Storage, a wholly-owned subsidiary of NWN Energy; other pipeline assets in NNG Financial; and NW Natural Renewables Holdings, LLC (NW Natural Renewables) and its non-regulated renewable natural gas activities. Other also includes corporate revenues and expenses that cannot be allocated to other operations, including certain business development activities.

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. The following table presents summary financial information concerning the reportable segment and other.

	Three Months Ended March 31,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2024
Operating revenues	$417,864	$4,911	$422,775	$10,695	$433,470
Depreciation	30,830	277	31,107	1,991	33,098
Income (loss) from operations	107,973	2,658	110,631	(804)	109,827
Net income (loss)	65,715	1,843	67,558	(3,735)	63,823
Capital expenditures	71,494	543	72,037	10,180	82,217
Total assets at March 31, 2024	4,445,206	49,436	4,494,642	354,424	4,849,066
2023
Operating revenues	$447,770	$6,743	$454,513	$7,910	$462,423
Depreciation	29,858	286	30,144	1,321	31,465
Income (loss) from operations	109,159	4,969	114,128	(620)	113,508
Net income (loss)	71,951	3,589	75,540	(3,869)	71,671
Capital expenditures	63,642	(44)	63,598	7,667	71,265
Total assets at March 31, 2023	4,246,245	54,390	4,300,635	291,461	4,592,096
Total assets at December 31, 2023	4,458,117	53,260	4,511,377	355,715	4,867,092

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

The following table presents additional segment information concerning NGD margin:

	Three Months Ended March 31,
In thousands	2024	2023
NGD margin calculation:
NGD distribution revenues	$412,987	$443,061
Other regulated services	4,877	4,709
Total NGD operating revenues	417,864	447,770
Less: NGD cost of gas	175,773	205,805
Environmental remediation	5,746	5,375
Revenue taxes	18,195	18,975
NGD margin	$218,150	$217,615

5. COMMON STOCK

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the three months ended March 31, 2024, NW Holdings issued and sold 333,000 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $12.2 million, net of fees and commissions paid to agents of $0.2 million. As of March 31, 2024, NW Holdings had $31.0 million of equity available for issuance under the program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries, NW Natural and NW Natural Water. Contributions to NW Natural and NW Natural Water will be used for general corporate purposes.

6. REVENUE

The following tables present disaggregated revenue:

	Three Months Ended March 31,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2024
Natural gas sales	$410,839	$—	$410,839	$—	$410,839
Gas storage revenue, net	—	3,005	3,005	—	3,005
Asset management revenue, net	—	602	602	—	602
Appliance retail center revenue	—	1,304	1,304	—	1,304
Other revenue	774	—	774	10,695	11,469
Revenue from contracts with customers	411,613	4,911	416,524	10,695	427,219
Alternative revenue	2,125	—	2,125	—	2,125
Leasing revenue	4,126	—	4,126	—	4,126
Total operating revenues	$417,864	$4,911	$422,775	$10,695	$433,470

2023
Natural gas sales	$451,394	$—	$451,394	$—	$451,394
Gas storage revenue, net	—	2,799	2,799	—	2,799
Asset management revenue, net	—	2,754	2,754	—	2,754
Appliance retail center revenue	—	1,190	1,190	—	1,190
Other revenue	730	—	730	7,910	8,640
Revenue from contracts with customers	452,124	6,743	458,867	7,910	466,777
Alternative revenue	(8,352)	—	(8,352)	—	(8,352)
Leasing revenue	3,998	—	3,998	—	3,998
Total operating revenues	$447,770	$6,743	$454,513	$7,910	$462,423

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

As of March 31, 2024, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $77.2 million. Of this amount, approximately $15.9 million will be recognized during the remainder of 2024, $20.5 million in 2025, $16.1 million in 2026, $7.8 million in 2027, $3.9 million in 2028 and $13.0 million thereafter. The amounts presented here are calculated using current contracted rates.

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

The components of lease revenue at NW Natural were as follows:

	Three Months Ended March 31,
In thousands	2024	2023
Lease revenue
Operating leases	$22	$19
Sales-type leases	4,104	3,979
Total lease revenue	$4,126	$3,998

Additionally, lease revenue of $0.1 million and $0.2 million was recognized for the three months ended March 31, 2024 and 2023, respectively, related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at March 31, 2024 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
Remainder of 2024	$452	$11,900	$12,352
2025	599	15,306	15,905
2026	36	14,901	14,937
2027	22	14,521	14,543
2028	—	13,983	13,983
Thereafter	—	208,218	208,218
Total minimum lease payments	$1,109	278,829	$279,938
Less: imputed interest		151,120
Total leases receivable		$127,709

Other (NW Holdings):
Remainder of 2024	$39	$—	$39
2025	53	—	53
2026	56	—	56
2027	57	—	57
2028	58	—	58
Thereafter	800	—	800
Total minimum lease payments	$1,063	$—	$1,063

NW Holdings:
Remainder of 2024	$491	$11,900	$12,391
2025	652	15,306	15,958
2026	92	14,901	14,993
2027	79	14,521	14,600
2028	58	13,983	14,041
Thereafter	800	208,218	209,018
Total minimum lease payments	$2,172	278,829	$281,001
Less: imputed interest		151,120
Total leases receivable		$127,709

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $5.6 million, $5.2 million and $5.5 million at March 31, 2024 and 2023 and December 31, 2023, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of 8 months to 16 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Three Months Ended March 31,
In thousands	2024	2023
NW Natural:
Operating lease expense	$1,862	$1,775
Short-term lease expense	81	80

Other (NW Holdings):
Operating lease expense	$45	$40

NW Holdings:
Operating lease expense	$1,907	$1,815
Short-term lease expense	81	80

Supplemental balance sheet information related to operating leases as of March 31, 2024 and 2023 and December 31, 2023 is as follows:

In thousands	March 31,		December 31,
	2024	2023	2023
NW Natural:
Operating lease right of use asset	$70,019	$72,077	$70,728

Operating lease liabilities - current liabilities	$1,863	$1,538	$2,128
Operating lease liabilities - non-current liabilities	76,624	77,840	76,757
Total operating lease liabilities	$78,487	$79,378	$78,885

Other (NW Holdings):
Operating lease right of use asset	$528	$622	$580

Operating lease liabilities - current liabilities	$190	$162	$205
Operating lease liabilities - non-current liabilities	427	462	410
Total operating lease liabilities	$617	$624	$615

NW Holdings:
Operating lease right of use asset	$70,547	$72,699	$71,308

Operating lease liabilities - current liabilities	$2,053	$1,700	$2,333
Operating lease liabilities - non-current liabilities	77,051	78,302	77,167
Total operating lease liabilities	$79,104	$80,002	$79,500

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	March 31,		December 31,
	2024	2023	2023
Weighted-average remaining lease term (years)	16.0	17.0	16.2
Weighted-average discount rate	7.3%	7.3%	7.3%

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $8.3 million, $7.2 million and $8.0 million as of March 31, 2024 and 2023 and December 31, 2023, respectively.

Maturities of operating lease liabilities at March 31, 2024 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2024	$5,673	$138	$5,811
2025	7,362	176	7,538
2026	7,361	153	7,514
2027	7,538	107	7,645
2028	7,719	6	7,725
Thereafter	101,272	6	101,278
Total lease payments	136,925	586	137,511
Less: imputed interest	58,438	(31)	58,407
Total lease obligations	78,487	617	79,104
Less: current obligations	1,863	190	2,053
Long-term lease obligations	$76,624	$427	$77,051

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
In thousands	2024	2023
NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,811	$1,767
Finance cash flows from finance leases	97	173
Right of use assets obtained in exchange for lease obligations
Finance leases	97	173

Other (NW Holdings):
Cash paid for amounts included in the measurement of lease liabilities

Operating cash flows from operating leases	$44	$39
Right of use assets obtained in exchange for lease obligations
Finance leases	—	90

NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,855	$1,806
Finance cash flows from finance leases	97	173
Right of use assets obtained in exchange for lease obligations
Finance leases	97	263

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $2.7 million, $2.4 million and $2.6 million at March 31, 2024 and 2023 and at December 31, 2023, respectively. As of March 31, 2024, there were no finance lease liabilities at NW Natural.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees, including officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2023 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the three months ended March 31, 2024, the final performance factor under the 2022 LTIP was approved and 46,156 performance-based shares were granted under the 2022 LTIP for accounting purposes. As such, NW Natural and other subsidiaries began recognizing compensation expense. In February 2023 and 2024, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2025 and 2026, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of March 31, 2024, and therefore, no expense was recognized for the 2023 and 2024 awards. NW Holdings will calculate the grant date fair value and NW Natural will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2023 and 2024 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2023 and 2024 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of peer group companies over the performance period of three years for each respective award. If the targets were achieved for the 2023 and 2024 awards, NW Holdings would grant for accounting purposes 50,542 and 73,150 shares in the first quarters of 2025 and 2026, respectively.

As of March 31, 2024, there was $0.3 million of unrecognized compensation cost associated with the 2022 LTIP grant, which is expected to be recognized through 2024.

Restricted Stock Units
During the three months ended March 31, 2024, 57,704 RSUs were granted under the LTIP with a weighted-average grant date fair value of $38.87 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. As of March 31, 2024, there was $4.2 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2028.

9. DEBT

Short-Term Debt
At March 31, 2024, March 31, 2023 and December 31, 2023, short-term debt consisted of the following:

	March 31, 2024		March 31, 2023		December 31, 2023
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$31.7	5.5%	$—	—%	$16.8	5.5%
Other (NW Holdings):
Credit agreement	63.0	6.3%	72.5	5.9%	73.0	6.4%
NW Holdings	$94.7		$72.5		$89.8
(1) Weighted average interest rate on outstanding short-term debt

Long-Term Debt
At March 31, 2024, March 31, 2023 and December 31, 2023, NW Holdings' long-term debt consisted of the following:

	March 31, 2024		March 31, 2023		December 31, 2023
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,374.7	4.6%	$1,334.7	4.6%	$1,374.7	4.7%
NW Holdings unsecured senior bonds	150.0	5.8%	—	—%	—	—%
NW Holdings credit agreement	—	—%	100.0	5.4%	100.0	5.5%
NWN Water credit agreement	—	—%	50.0	5.3%	50.0	5.8%
NWN Water term loan	55.0	4.7%	55.0	4.9%	55.0	4.7%
Other long-term debt	6.5		6.0		6.6
Long-term debt, gross	1,586.2		1,545.7		1,586.3
Less: unamortized debt issuance costs	10.6		10.4		10.0
Less: current maturities	0.9		240.7		150.9
Total long-term debt	$1,574.7		$1,294.6		$1,425.4
(1) Weighted average interest rate for the three months ended March 31, 2024 and March 31, 2023
(2) Weighted average interest rate for the year ended December 31, 2023

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2025 through 2053 and interest rates ranging from 2.82% to 7.85%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2029 and interest rates ranging from 5.78% to 5.84%. NWN Water's term loan is due in 2026. In March 2024, NW Holdings retired a $100.0 million credit agreement and NWN Water retired a $50.0 million credit agreement. No debt is scheduled to mature in the next twelve months as of March 31, 2024 at NW Natural.

Issuance of Long-Term Debt
In December 2023, NW Holdings entered into a Note Purchase Agreement between NW Holdings and the institutional investors named as purchasers therein. The Note Purchase Agreement provided for the issuance of (i) $100.0 million aggregate principal amount of NW Holdings’ 5.78% Senior Notes, Series A, due March 7, 2028 (5.78% Notes) and (ii) $50.0 million aggregate principal amount of NW Holdings’ 5.84% Senior Notes, Series B, due March 7, 2029 (5.84% Notes) in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The 5.78% Notes and the 5.84% Notes were issued on March 7, 2024, pursuant to the Note Purchase Agreement. The proceeds from the Note Purchase Agreement were used to settle an existing term loan at NW Holdings for $100.0 million and make an equity contribution to NWN Water, which was used to settle an existing term loan for $50 million.

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

Fair Value of Long-Term Debt
NW Holdings' and NW Natural's outstanding debt does not trade in active markets. The fair value of debt is estimated using the value of outstanding debt at natural gas distribution companies with similar credit ratings, terms, and remaining maturities to NW Holdings' and NW Natural's debt that actively trade in public markets. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in the 2023 Form 10-K for a description of the fair value hierarchy.

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	March 31,		December 31,
In thousands	2024	2023	2023
NW Natural:
Gross long-term debt	$1,374,700	$1,334,700	$1,374,700
Unamortized debt issuance costs	(9,801)	(10,278)	(9,968)
Carrying amount	1,364,899	1,324,422	1,364,732
Estimated fair value(1)	1,214,625	1,186,110	1,236,559

NW Holdings:
Gross long-term debt	$1,586,189	$1,545,730	$1,586,344
Unamortized debt issuance costs	(10,585)	(10,428)	(10,044)
Carrying amount	1,575,604	1,535,302	1,576,300
Estimated fair value(1)	1,425,765	1,395,321	1,447,941
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

The following table provides the components of net periodic benefit cost (credit) for the pension and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
In thousands	2024	2023	2024	2023
Service cost	$980	$1,049	$25	$28
Interest cost	5,160	5,218	248	248
Expected return on plan assets	(5,935)	(6,661)	—	—
Amortization of net actuarial loss	1,495	139	—	—
Net periodic benefit cost (credit)	1,700	(255)	273	276
Amount allocated to construction	(425)	(474)	(8)	(11)
Net periodic benefit cost (credit) charged to expense	1,275	(729)	265	265
Amortization of regulatory balancing account	2,801	2,801	—	—
Net amount charged to expense	$4,076	$2,072	$265	$265

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended March 31,
In thousands	2024	2023
Beginning balance	$(7,237)	$(6,414)
Amounts reclassified to AOCL	(183)	—
Amounts reclassified from AOCL:
Amortization of actuarial losses	173	139
Total reclassifications before tax	(10)	139
Tax benefit	(112)	(37)
Total reclassifications for the period	(122)	102
Ending balance	$(7,359)	$(6,312)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made no cash contributions to its qualified defined benefit pension plans during the three months ended March 31, 2024 or 2023. During 2024, NW Natural expects to make cash contributions of approximately $20.6 million to the Pension Plan.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $3.5 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively.

See Note 10 in the 2023 Form 10-K for more information concerning these retirement and other postretirement benefit plans.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended March 31,
	NW Holdings		NW Natural
In thousands	2024	2023	2024	2023
Income tax at statutory rate (federal)	$18,514	$20,332	$19,579	$21,412
State income tax	7,577	8,149	7,849	8,406
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(1,579)	(2,909)	(1,580)	(2,909)
Other, net	(173)	(425)	(175)	(487)
Total provision for income taxes	$24,339	$25,147	$25,673	$26,422

Effective income tax rate	27.6%	26.0%	27.5%	25.9%

The NW Holdings and NW Natural effective income tax rates for the three months ended March 31, 2024 compared to the same period in 2023 changed primarily as a result of lower regulatory flow-through. The income tax benefit resulting from applying a lower U.S. corporate income tax rate to gas reserves investments, that originally occurred in 2017 as a result of the TCJA, was completely amortized to the benefit of customers in 2023. See Note 11 in the 2023 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2022 tax year was completed during the first quarter of 2024. There were no material changes to the return as filed. The 2023 and 2024 tax years are subject to examination under CAP.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	March 31,		December 31,
In thousands	2024	2023	2023
NW Natural:
NGD plant in service	$4,268,191	$4,026,183	$4,206,455
NGD construction work in progress	137,958	97,128	105,166
Less: Accumulated depreciation	1,177,007	1,131,256	1,159,367
NGD plant, net	3,229,142	2,992,055	3,152,254
Other plant in service	71,175	70,364	71,175
Other construction work in progress	11,607	6,624	10,963
Less: Accumulated depreciation	22,859	21,804	22,595
Other plant, net	59,923	55,184	59,543
Total property, plant, and equipment, net	$3,289,065	$3,047,239	$3,211,797

Other (NW Holdings):
Other plant in service	$156,020	$97,286	$147,040
Other construction work in progress	15,153	22,891	15,810
Less: Accumulated depreciation	18,714	11,438	16,593
Other plant, net	152,459	108,739	146,257

NW Holdings:
Total property, plant, and equipment, net	$3,441,524	$3,155,978	$3,358,054

NW Natural:
Capital expenditures in accrued liabilities	$31,233	$17,255	$24,168
NW Holdings:
Capital expenditures in accrued liabilities	$32,494	$17,730	$27,879

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

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	March 31,		December 31,	March 31,		December 31,
In thousands	2024	2023	2023	2024	2023	2023
Investments in life insurance policies	$45,937	$47,666	$45,713	$45,937	$47,666	$45,713
Investments in gas reserves, non-current	20,406	22,229	20,893	20,406	22,229	20,893
Investment in unconsolidated affiliates	17,738	23,716	36,345	—	8,207	19,539
Total other investments	$84,081	$93,611	$102,951	$66,343	$78,102	$86,145

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2023 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of March 31, 2024. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $3.8 million, $4.4 million, and $4.0 million, which are recorded as liabilities in the March 31, 2024, March 31, 2023, and December 31, 2023 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.2 million, $3.3 million, and $2.3 million as of March 31, 2024, March 31, 2023, and December 31, 2023, respectively. See Note 13 in the 2023 Form 10-K.

Investments in Unconsolidated Affiliates
In December 2021, NWN Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. NWN Water subsequently increased its ownership stake in Avion Water as follows:

In millions	Amount	Ownership %
July 2022	$1.0	40.3%
June 2023	$1.0	43.1%
January 2024	$1.0	45.6%
Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 15,000 customer connections and employing 35 people. The carrying value of the equity method investment is $9.8 million higher than the underlying equity in the net assets of the investee at March 31, 2024 due to equity method goodwill. NW Natural Water's share in the earnings (loss) of Avion Water is included in other income (expense), net.

In 2020, NW Natural began a partnership with BioCarbN to invest in renewable natural gas (RNG) development facilities that are designed to access biogas derived from water treatment at Tyson Foods’ processing plants, subject to approval by all parties. In January 2022, commissioning of the first facility, Lexington Renewable Energy LLC (Lexington), was completed. In April 2023, commissioning of the second facility, Dakota City Renewable Energy LLC (Dakota City), was completed. NW Natural recorded the investment as an equity method investment. As of December 31, 2023, NW Natural had an investment balance in Lexington and Dakota City totaling $19.5 million.

In January 2024, NW Natural replaced BioCarbN as manager of the Lexington and Dakota City companies. As a result, NW Natural determined that these investments no longer qualified as an equity method investment and were fully consolidated for the three months ended March 31, 2024.

14. BUSINESS COMBINATIONS

2024 Business Combinations
NWN Water did not acquire any businesses qualifying as business combinations during the three months ended March 31, 2024.

2023 Business Combinations
During the year ended December 31, 2023, NWN Water and its subsidiaries acquired the assets of five businesses qualifying as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions was $22.8 million, most of which was preliminarily allocated to property, plant and equipment and goodwill. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its service territories and included:
•Pedersen Family, LLC in Washington
•King Water Corporation in Washington
•Rose Valley Water Company in Arizona
•Hiland Water in Oregon
•Truxton and Cerbat in Arizona

As each of these acquisitions met the criteria of a business combination, a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. The allocation for each of these business combinations is considered preliminary as of March 31, 2024, except for Pedersen Family, LLC. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used and was made using existing regulatory conditions for net assets. These allocations are considered preliminary as of March 31, 2024, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate the acquired businesses. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period for all acquisitions described above.

Intangible Assets
In connection with the acquisition of King Water Corporation, NWN Water recorded long-term customer relationship intangible assets totaling $2.6 million, which will be amortized over 24 years. There was $0.1 million of amortization expense recognized for the three months ended March 31, 2024. Projected amortization expense at NW Holdings for customer relationship intangible assets for each of the next five years is $0.1 million in each year. The amortization will change in future periods if other intangible assets are acquired, impairments are recognized or the preliminary valuations as part of our purchase price allocation is refined.

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

As a result of all acquisitions completed, total goodwill was $163.0 million, $149.8 million, and $163.3 million as of March 31, 2024, March 31, 2023, and December 31, 2023, respectively. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.

15. DERIVATIVE INSTRUMENTS

NW Natural
NW Natural enters into financial derivative contracts to hedge a portion of the NGD segment's natural gas sales requirements. These contracts include swaps, options, and option combinations. These derivative financial instruments are primarily used to manage commodity price variability. A small portion of NW Natural's derivative hedging strategy involves hedging gas volumes and foreign currency forward contracts. The foreign currency forward contracts are used to hedge the fluctuation in foreign currency exchange rates for pipeline demand charges paid in Canadian dollars.

In the normal course of business, NW Natural also enters into indexed-price physical forward natural gas commodity purchase contracts and options to meet the requirements of NGD customers. These contracts qualify for regulatory deferral accounting treatment.

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	March 31,		December 31,
In thousands	2024	2023	2023
Natural gas (in therms):
Financial	690,905	681,850	948,425
Physical	374,350	295,382	571,610
Foreign exchange	$10,457	$10,444	$11,926

Purchased Gas Adjustment (PGA)
Rates and hedging approaches vary between states due to different rate structures and hedging mechanisms. Under the PGA mechanism in Oregon, derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are fully recovered and reflected in the weighted-average cost of gas in the PGA filing. Hedge contracts entered into after the start of the PGA period for the current PGA year are subject to the PGA incentive sharing mechanism in Oregon. Under the PGA mechanism in Washington, NW Natural incorporates a risk-responsive hedging strategy, and receives full regulatory deferral accounting treatment for all of its hedges in Washington.

NW Natural entered the 2023-24 gas year with forecasted sales volume hedged at approximately 82% in total, including 66% in financial hedges and 16% in physical gas supplies. The total hedged for Oregon was approximately 85%, including 69% in financial hedges and 16% in physical gas supplies. The total hedged for Washington was approximately 55%, including 42% in financial hedges and 13% in physical gas supplies.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	Three Months Ended March 31,
	2024		2023
In thousands	Natural gas commodity	Foreign Exchange	Natural gas commodity	Foreign Exchange
Benefit (expense) to cost of gas	$37,964	$(179)	$(61,321)	$13
Operating revenues (expense)	—	—	—	—
Amounts deferred to regulatory accounts on balance sheet	(37,964)	179	61,321	(13)
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

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

Realized Gain/Loss
NW Natural realized net losses of $50.5 million and net gains of $172.4 million for the three months ended March 31, 2024 and 2023, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of March 31, 2024 or 2023. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2024 or 2023. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed but could potentially require additional collateral posting by NW Natural in the event of a material adverse change in NW Natural's ability to perform.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $4.1 million and a liability of $61.4 million as of March 31, 2024, an asset of $1.6 million and a liability of $51.5 million as of March 31, 2023, and an asset of $9.0 million and a liability of $124.2 million as of December 31, 2023.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed-price natural gas commodity swaps and interest rate swaps with financial counterparties. NW Natural utilizes master netting arrangements with International Swaps and Derivatives Association (ISDA) contracts to minimize these risks including ISDA Credit Support Agreements with counterparties based on their credit ratings. Additionally, NW Natural uses counterparty, industry, sector and country diversification to minimize credit risk. In certain cases, NW Natural may require counterparties to post collateral, guarantees, or letters of credit to maintain its minimum credit requirement standards or for liquidity management purposes. See Note 15 in the 2023 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustment for all financial derivatives outstanding to the fair value calculation was $0.3 million, which decreased the liability at March 31, 2024. The net fair value was a liability of $57.3 million, a liability of $49.9 million, and a liability of $115.2 million as of March 31, 2024 and 2023, and December 31, 2023, respectively. No Level 3 inputs were used in our derivative valuations during the three months ended March 31, 2024, and 2023. See Note 2 in the 2023 Form 10-K.

NW Holdings and NWN Water Interest Rate Swap Agreements
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
Unrealized gains and losses related to these interest rate swap agreements are recorded in AOCI on the consolidated balance sheet and totaled $0.5 million and $0.2 million, net of tax, as of March 31, 2024 and December 31, 2023, respectively. The interest rate swap at NW Holdings expired March 15, 2024. Realized gains or losses occur as a result of monthly swap settlements. A gain of $0.4 million was reclassified from AOCI to net income during the three months ended March 31, 2024. The estimated amount of gains recorded in AOCI as of March 31, 2024 that are expected to be reclassified to net income within the next twelve months is $0.5 million.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	March 31,		December 31,	March 31,		December 31,
In thousands	2024	2023	2023	2024	2023	2023
Portland Harbor site:
Gasco/Siltronic Sediments	$9,989	$8,588	$12,428	$41,365	$42,766	$42,550
Other Portland Harbor	2,978	2,868	3,035	10,707	10,707	11,270
Gasco/Siltronic Upland site	13,875	13,275	16,304	33,307	34,519	34,235
Front Street site	546	456	687	513	939	939
Oregon Steel Mills	—	—	—	179	179	179
Total	$27,388	$25,187	$32,454	$86,071	$89,110	$89,173

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

NW Natural manages its liability related to the Superfund site as two distinct projects: the Gasco Sediments Site and Other Portland Harbor projects.

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

NW Natural submitted a revised Remedial Investigation Report for the uplands to ODEQ in May 2007. In March 2015, ODEQ approved the Risk Assessment (RA) for this site, enabling commencement of work on the FS in 2016. A draft FS is currently anticipated to be submitted in 2025. NW Natural has recognized a liability for the remediation of the uplands portion of the site which is at the low end of the range of potential liability; the high end of the range cannot be reasonably estimated at this time.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in July 2020 and was completed in October 2020. The second year of post-construction monitoring was completed in 2022 and demonstrated that the cap was intact and performing as designed. NW Natural has recognized an additional liability of $1.1 million associated with long-term monitoring and post-construction work.

OREGON STEEL MILLS SITE. Refer to "Legal Proceedings" below.

Environmental Cost Deferral and Recovery
NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recover prudently incurred costs allocable to Oregon customers, subject to an earnings test. On October 21, 2019, the WUTC authorized an Environmental Cost Recovery Mechanism (ECRM) for recovery of prudently incurred costs allocable to Washington customers beginning November 1, 2019. See Note 17 in the 2023 Form 10-K for a description of SRRM and ECRM collection processes.

The following table presents information regarding the total regulatory asset deferred:

	March 31,		December 31,
In thousands	2024	2023	2023
Deferred costs and interest (1)	$60,291	$47,651	$57,758
Accrued site liabilities (2)	113,426	114,253	121,575
Insurance proceeds and interest	(51,389)	(55,416)	(50,764)
Total regulatory asset deferral(1)	122,328	106,488	128,569
Current regulatory assets(3)	9,864	6,947	9,950
Long-term regulatory assets(3)	112,464	99,541	118,619
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $34 thousand at March 31, 2024, $45 thousand at March 31, 2023, and $53 thousand at December 31, 2023.
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

Oregon Steel Mills Site
See Note 17 in the 2023 Form 10-K.

For additional information regarding other commitments and contingencies, see Note 16 in the 2023 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three months ended March 31, 2024 and 2023 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2023 Annual Report on Form 10-K, as applicable (2023 Form 10-K).

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

	Three Months Ended March 31,
	2024	2023
Diluted earnings per share - Total(1)	$1.69	$2.01
Diluted earnings per share - NGD segment(2)	1.74	2.02
Diluted loss per share - NW Holdings - other(2)	(0.05)	(0.01)
(1) Total Diluted EPS is equal to the sum of Diluted EPS - NGD segment and Diluted EPS - NW Holdings – other.
(2) Non-GAAP financial measure

EXECUTIVE SUMMARY

NW Holdings' financial results and highlights include:
•Reported net income of $63.8 million or $1.69 per share (diluted) for the first three months of 2024, compared to net income of $71.7 million or $2.01 per share (diluted) in the prior year;
•Added nearly 15,000 gas and water utility connections during the past twelve months for a combined growth rate of 1.7% at March 31, 2024 mainly driven by strong water acquisitions;
•Oregon customers received bill credits totaling nearly $30 million in early 2024 due to our Mist storage assets and pipeline capacity management;
•NW Holdings issued $150.0 million of unsecured senior bonds in March 2024;
•Customers and the region relied on the gas system during the winter storm in January with a total of 9.0 million therms delivered on Jan. 13, 2024, including 8.0 million therms provided to homes and businesses achieving a new peak day record, and setting a new withdrawal record from our on-system gas storage facility in Mist, Oregon; and
•Invested $82.2 million in our utility systems in the first three months of 2024 in an effort to achieve greater reliability and resiliency.

Key year-to-date financial highlights for NW Holdings include:

	Three Months Ended March 31,
	2024		2023		YTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net income	$63,823	$1.69	$71,671	$2.01	$(7,848)

Key year-to-date financial highlights for NW Natural include:

	Three Months Ended March 31,
	2024	2023	YTD
In thousands	Amount	Amount	Change
Consolidated net income	$67,558	$75,540	$(7,982)
Natural gas distribution margin	218,150	217,615	535
THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023.
Consolidated net income decreased $8.0 million at NW Natural primarily due to the following factors:
•$3.8 million decrease in other income, net primarily due to higher pension costs and lower interest income from invested cash and the equity portion of AFUDC;
•$1.5 million increase in interest expense, net due to higher long-term debt balances;
•$1.1 million increase in general taxes primarily driven by higher regulatory commission fees; and
•$1.0 million increase in depreciation expense due to additional capital investments; partially offset by
•$0.7 million decrease in income tax expense due to lower pre-tax income; and
•$0.5 million increase in NGD segment margin driven by the amortization of deferred balances (which is mostly offset in operations and maintenance expenses and interest expense) and customer growth, partially offset by warmer than average weather for customers not covered under the weather normalization mechanism.

Consolidated net income decreased $7.8 million at NW Holdings primarily due to the $8.0 million decrease in consolidated net income at NW Natural as discussed above.

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

NW Holdings and NW Natural continue to monitor interest rates and financing options for all of its businesses. Interest rates have increased over the past few years resulting from actions taken by the U.S. Federal Reserve to increase short-term rates as inflation was elevated. NW Natural generally recovers interest expense on its long-term debt through its authorized cost of capital. Certain working capital items, such as the cost of gas, are deferred and accrue interest in Oregon and Washington. Additionally, short-term debt is incorporated in the capital structure in Washington. NW Natural Water's regulated water and wastewater utilities generally recover interest expense from long-term debt through their respective authorized cost of capital.

See the discussion in "Results of Operations", "Regulatory Matters" and "Financial Condition" below for additional detail regarding all significant activity that occurred during the first quarter of 2024.

DIVIDENDS

Dividend highlights include:

	Three Months Ended March 31,		YTD Change
Per common share	2024	2023
Dividends paid	$0.4875	$0.4850	$0.0025

In April 2024, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4875 per share. The dividend is payable on May 15, 2024 to shareholders of record on April 30, 2024, reflecting an annual indicated dividend rate of $1.95 per share.

RESULTS OF OPERATIONS

Business Segment - Natural Gas Distribution (NGD)
NGD margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns. In Oregon, NW Natural has a conservation tariff (also called the decoupling mechanism), which adjusts margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. NW Natural also has a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in margin resulting from above- or below-average temperatures during the winter heating season. Both mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and natural gas distribution earnings. For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms" in NW Natural's 2023 Form 10-K. In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion, NWN Gas Reserves, which is a wholly owned subsidiary of Energy Corp., and NW Natural RNG Holding Company, LLC.

The NGD business is primarily seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience seasonality in their usage but to a lesser extent. Seasonality affects the comparability of the results of operations of the NGD business across quarters but not across years.

NGD segment highlights include:

	Three Months Ended March 31,		YTD Change
In thousands, except EPS data	2024	2023
NGD net income	$65,715	$71,951	$(6,236)
Diluted EPS - NGD segment	$1.74	$2.02	$(0.28)
Gas sold and delivered (in therms)	429,002	463,049	(34,047)
NGD margin(1)	$218,150	$217,615	$535
(1) See Natural Gas Distribution Margin Table below for additional detail.
THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. The primary factors contributing to the $6.2 million, or $0.28 per share, decrease in NGD net income were as follows:
•$3.8 million decrease in other income, net driven by higher pension non-service costs and lower interest income from invested cash and the equity portion of AFUDC;
•$1.5 million increase in interest expense, net primarily due to higher long-term debt balances;
•$1.1 million increase in general taxes primarily driven by higher regulatory commission fees; and
•$1.0 million increase in depreciation expense due to additional capital investments; partially offset by
•$0.5 million increase in NGD margin due to:
•$2.9 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and ERP upgrades (which is mostly offset in operations and maintenance expenses and interest expense);
•$2.6 million increase driven by customer growth and the estimated impact of an additional day in February due to the leap year among other miscellaneous items; partially offset by
•$3.5 million decrease due to lower usage from warmer comparative weather for customers not covered under the weather normalization mechanism; and
•$1.5 million decline in gains on the Oregon gas cost incentive sharing mechanism due to lower commodity price volatility and higher than estimated gas costs during the cold weather event in January 2024.

For the three months ended March 31, 2024, total NGD volumes sold and delivered decreased 34.0 million therms over the same period in 2023 primarily due to 9% warmer than average weather in the first three months of 2024 compared to 5% colder than average weather in the prior period.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended March 31,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2024	2023	YTD Change
NGD volumes (therms)
Residential and commercial sales	301,999	330,665	(28,666)
Industrial sales and transportation	127,003	132,384	(5,381)
Total NGD volumes sold and delivered	429,002	463,049	(34,047)
Operating Revenues
Residential and commercial sales	$387,168	$412,307	$(25,139)
Industrial sales and transportation	24,288	29,144	(4,856)
Other distribution revenues	1,531	1,610	(79)
Other regulated services	4,877	4,709	168
Total operating revenues	417,864	447,770	(29,906)
Less: Cost of gas	175,773	205,805	30,032
Less: Environmental remediation expense	5,746	5,375	(371)
Less: Revenue taxes	18,195	18,975	780
NGD margin	$218,150	$217,615	$535

Margin(1)
Residential and commercial sales	$201,496	$199,246	$2,250
Industrial sales and transportation	9,535	9,746	(211)
Gain from gas cost incentive sharing	800	2,343	(1,543)
Other margin	1,444	1,571	(127)
Other regulated services	4,875	4,709	166
NGD Margin	$218,150	$217,615	$535

Degree days(2)
Average(3)	1,336	1,323	13
Actual	1,216	1,385	(12)%
Percent (warmer) colder than average weather(4)	(9)%	5%

	As of March 31,
	2024	2023	Change	Growth
NGD Meters - end of period:
Residential meters	730,555	726,479	4,076	0.6%
Commercial meters	69,366	69,301	65	0.1%
Industrial meters	1,057	1,068	(11)	(1.0)%
Total number of meters	800,978	796,848	4,130	0.5%

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
(3)    Average weather represents the 25-year average of heating degree days. Beginning November 1, 2022, average weather is calculated over the period June 1, 1996 through May 31, 2021, as determined in NW Natural's 2022 Oregon general rate case.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended March 31,		YTD Change
In thousands	2024	2023
Volumes (therms)
Residential sales	191,841	209,818	(17,977)
Commercial sales	110,158	120,847	(10,689)
Total volumes	301,999	330,665	(28,666)
Operating revenues
Residential sales	$268,821	$273,473	$(4,652)
Commercial sales	118,347	138,834	(20,487)
Total operating revenues	$387,168	$412,307	$(25,139)
NGD margin
Residential NGD margin	$148,411	$144,322	$4,089
Commercial NGD margin	53,085	54,924	(1,839)
Total NGD margin	$201,496	$199,246	$2,250

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Residential and commercial margin increased $2.3 million compared to the prior period. The increase was primarily driven by 0.6% growth in residential customer meters. Volumes decreased 28.7 million therms due to lower usage driven by comparatively warmer weather.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended March 31,		YTD Change
In thousands	2024	2023
Volumes (therms)
Firm and interruptible sales	27,570	30,638	(3,068)
Firm and interruptible transportation	99,433	101,746	(2,313)
Total volumes - sales and transportation	127,003	132,384	(5,381)
NGD margin
Firm and interruptible sales	$4,001	$4,103	$(102)
Firm and interruptible transportation	5,534	5,643	(109)
Total margin - sales and transportation	$9,535	$9,746	$(211)

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Industrial sales and transportation margin decreased $0.2 million compared to the prior period primarily driven lower sales and transportation volumes. Volumes decreased 5.4 million therms primarily due to lower usage from multiple customers, most notably in the pulp and paper, forest products, and food processing industries, partially offset by higher usage from customers in the chemical manufacturing industry.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended March 31,		YTD Change
In thousands	2024	2023
Cost of gas	$175,773	$205,805	$(30,032)
Volumes sold (therms)(1)	329,569	361,303	(31,734)
Average cost of gas (cents per therm)	$0.53	$0.57	$(0.04)
Gain from gas cost incentive sharing(2)	$800	$2,343	$(1,543)
(1)This calculation excludes volumes delivered to industrial transportation customers.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2023 Form 10-K.

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Cost of gas decreased $30.0 million primarily due to a 7% decrease in average cost of gas and a 9% decrease in volumes sold. Volumes sold decreased 31.7 million therms due to lower usage driven by comparatively warmer weather. The gain from the Oregon gas cost incentive sharing mechanism declined

$1.5 million due to lower commodity price volatility and higher than estimated gas costs during the cold weather event in January 2024.

Other Regulated Services Margin
Other regulated services margin highlights include:

	Three Months Ended March 31,		YTD Change
In thousands	2024	2023
North Mist storage services	$4,807	$4,662	$145
Other services	68	47	21
Total other regulated services	$4,875	$4,709	$166

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Other regulated services margin increased $0.2 million compared to the prior period due to an increase in storage service revenue from the North Mist facility.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended March 31,		YTD Change
In thousands, except EPS data	2024	2023
NW Natural other - net income	$1,843	$3,589	$(1,746)
Other NW Holdings activity	(3,735)	(3,869)	134
NW Holdings other - net loss	$(1,892)	$(280)	$(1,612)
Diluted loss per share - NW Holdings - other	$(0.05)	$(0.01)	$(0.04)

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Other net income decreased $1.7 million at NW Natural and $1.6 million at NW Holdings. The decrease at NW Natural was primarily due to lower asset management revenue due to favorable market conditions in the prior period that did not recur. The increase at other NW Holdings was driven by lower contributions to fund community outreach programs, partially offset by higher interest expense at the holding and water companies.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended March 31,		YTD
In thousands	2024	2023	Change
NW Natural	$65,509	$65,389	$120
Other NW Holdings operations and maintenance	8,105	6,428	1,677
NW Holdings	$73,614	$71,817	$1,797

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Operations and maintenance expense increased $0.1 million at NW Natural primarily due to the following:
•$1.6 million increase due to the amortization of deferred balances (which is mostly offset in revenues) primarily related to COVID-19, cybersecurity and information technology system upgrades; and
•$1.5 million increase due to higher compensation costs; partially offset by
•$2.7 million decrease related to lower benefit costs.

Operations and maintenance expense increased $1.8 million at NW Holdings primarily due to the following:
•$0.1 million increase in operations and maintenance expense at NW Natural as discussed above; and
•$1.7 million increase in other NW Holdings operations and maintenance expense primarily due to costs associated with recently acquired water and wastewater subsidiaries, partially offset by lower business development costs at the holding company.

Depreciation
Depreciation highlights include:

	Three Months Ended March 31,		YTD
In thousands	2024	2023	Change
NW Natural	$31,107	$30,144	$963
Other NW Holdings depreciation	1,991	1,321	670
NW Holdings	$33,098	$31,465	$1,633

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Depreciation expense increased $1.0 million at NW Natural primarily due to additional capital investments in the distribution system, such as installing new mains and services and replacing regulating equipment, as well as upgrading and improving structures. In addition, NW Natural continued to invest in information technology projects in 2023 and 2024.

Depreciation expense increased $1.6 million at NW Holdings, primarily due to a $0.7 million increase in other NW Holdings depreciation related to water and wastewater subsidiaries and a $1.0 million increase at NW Natural as discussed above.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended March 31,		YTD
In thousands	2024	2023	Change
NW Natural other income (expense), net	$(1,322)	$2,445	$(3,767)
Other NW Holdings activity	188	(839)	1,027
NW Holdings other income (expense), net	$(1,134)	$1,606	$(2,740)

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Other income, net decreased $3.8 million at NW Natural primarily due to $1.9 million of higher pension non-service costs and lower interest income from a lower level of invested cash and the equity portion of AFUDC. Costs related to our defined benefit pension plan for the three months ended March 31, 2024 increased compared to the prior year due to an increase in amortization of actuarial losses.

Other income, net decreased $2.7 million at NW Holdings driven by the decrease at NW Natural discussed above, partially offset by lower contributions to fund community outreach initiatives at NW Holdings.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended March 31,		YTD
In thousands	2024	2023	Change
NW Natural	$16,078	$14,611	$1,467
Other NW Holdings interest expense, net	4,453	3,685	768
NW Holdings	$20,531	$18,296	$2,235

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Interest expense, net increased $1.5 million at NW Natural primarily due to higher interest expense on a higher level of long-term debt.

Interest expense, net increased $2.2 million at NW Holdings due to the increase at NW Natural discussed above and higher interest expense on a higher level of long-term debt at NW Holdings and NWN Water.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended March 31,		YTD
In thousands	2024	2023	Change
NW Natural income tax expense	$25,673	$26,422	$(749)
NW Holdings income tax expense	24,339	25,147	(808)

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Income tax expense decreased $0.7 million at NW Natural and $0.8 million at NW Holdings. The decrease in income tax expense is primarily due to lower pre-tax income in the current period compared to the prior year.

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2023 Form 10-K.
Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At March 31, 2024, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation and policy, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

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

NW Natural continuously evaluates the need for rate cases in its jurisdictions.

Rate Mechanisms
During 2024 and 2023, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon	Washington
	2022 Rate Case (effective 11/1/2022)	2021 Rate Case (effective 11/1/2021)
Authorized Rate Structure:
Return on Equity	9.4%	**
Rate of Return	6.8%	6.8%
Debt/Equity Ratio	50%/50%	**

Key Regulatory Mechanisms:
Purchased Gas Adjustment (PGA)	X	X
Gas Cost Incentive Sharing	X
Decoupling	X
Weather Normalization (WARM)	X
RNG Automatic Adjustment Clause	X
Environmental Cost Recovery	X	X
Interstate Storage and Asset Management Sharing	X	X
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

Included in the 2023-24 PGA, the OPUC and WUTC approved a new customer rate mitigation program to address higher gas costs, which includes a temporary bill credit for NW Natural’s residential customers from November 2022 to March 2023, with deferral of the temporary bill credit to be recovered in warmer months when customers typically see lower bills. As of March 31, 2024, the amount deferred to a regulatory asset related to the bill credit that remains to be collected from customers in the 2023-24 PGA year was approximately $2.6 million.

In September 2023, NW Natural filed its annual PGAs and received OPUC and WUTC approval in October 2023. PGA rate changes were effective November 1, 2023. Rates vary between states due to different rate structures, rate mechanisms and hedging policies.

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

For the subsequent three gas years, NW Natural is hedged in total between 3% and 39% for annual requirements, which consists of between 3% and 43% in Oregon and between 0% and 8% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. We will continue to monitor gas prices as we fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the upcoming PGA year will be included in the Company’s PGA filings in Oregon and Washington.

Under the current PGA mechanism in Oregon, there is an incentive sharing provision whereby NW Natural is required to select each year an 80% deferral or a 90% deferral of higher or lower actual gas costs compared to estimated PGA prices, such that the impact on NW Natural's current earnings from the incentive sharing is either 20% or 10% of the difference between actual and estimated gas costs, respectively. For the 2023-24 gas year, NW Natural selected the 90% deferral option. Under the Washington PGA mechanism, NW Natural defers 100% of the higher or lower actual gas costs, and those gas cost differences are passed on to customers through the annual PGA rate adjustment.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2023-24 gas year, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2023, the ROE threshold was 10.40%. NW Natural filed the 2023 earnings test in April 2024, indicating no customer refund adjustment based on results.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of March 31, 2024, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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

Pursuant to the 2022 Oregon general rate case, the OPUC ordered that the costs NW Natural sought to recover related to its investment in Lexington Renewables Energy, LLC were reasonable and prudently incurred under SB 98. Furthermore, the OPUC approved an automatic adjustment clause that allows for NW Natural's investments in RNG projects, including operating costs, to be added to rates annually on November 1st, following a prudence review. The RNG recovery mechanism allows NW Natural to defer for recovery or credit the differences between the forecasted and actual costs of the RNG projects, subject to an earnings test that includes deadbands at 50 basis points below and above NW Natural's authorized ROE. NW Natural filed the 2023 earnings test in April 2024, indicating no adjustment based on results. For RNG procurement contracts, NW Natural seeks recovery of the costs in the PGA and other filings, subject to a prudence review.

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

In addition, the SRRM also provides for the annual collection of $5.0 million from Oregon customers through a tariff rider. As it collects amounts from customers, NW Natural recognizes these collections as revenue net of any earnings test adjustments and separately amortizes an equal and offsetting amount of the deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expenses section of the Consolidated Statements of Comprehensive Income (Loss). For additional information, see Note 17 in the 2023 Form 10-K.

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

To the extent the NGD business earns at or below its authorized ROE as defined in the SRRM, the total amount transferred to post-review is recoverable through the SRRM. To the extent more than authorized ROE is earned in a year, the amount transferred to post-review would be reduced by those earnings that exceed its authorized ROE. NW Natural concluded there was no earnings test adjustment for 2023 based on the environmental earnings test that was submitted in April 2024.

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage for assets developed in advance of utility customer needs, and asset management revenues. In January 2024, the OPUC approved the annual 2024 bill credit for Oregon customers' share of interstate storage and asset management activities totaling approximately $20.6 million, which was credited to customers' bills in February 2024. An additional $8.4 million was credited to customer's bills in April 2024. These bill credits include revenue generated for the November 2022 through October 2023 PGA year. Credits are given to customers in Washington as reductions in rates through the annual PGA filing in November.

Regulatory Proceeding Updates
During 2024, NW Natural was involved in the regulatory activities discussed below.

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

NW Natural’s filing is under review with the OPUC and other stakeholders. The process is anticipated to take up to 10 months to complete with new rates expected to take effect November 1, 2024.

LOW INCOME DISCOUNT TARIFFS.
Oregon
In July 2022, NW Natural received approval from the OPUC for an income-qualifying residential bill discount program. The income threshold for program participation is at or below 60 percent of Oregon state median income (SMI). The program provides a bill discount for income-qualifying residential customers at four discount tier levels based on household income compared to SMI, with higher discounts given for lower income levels. Participating customers can self-certify their income and household size to qualify for the program directly with NW Natural or their local Community Action Agency. The program was available for qualifying customers starting November 1, 2022. Costs for the bill discount program include simultaneous recovery from all customers. Costs for the bill discount program, inclusive of start-up and administrative costs of the program, are recoverable in rates. The amount deferred to a regulatory asset as of March 31, 2024 was approximately $4.4 million.

	Total Household Income	Bill Discount Percentage
Tier 0	At or below 15% SMI	40%
Tier 1	16% - 30% of SMI	25%
Tier 2	31% - 45% of SMI	20%
Tier 3	46% - 60% of SMI	15%

Washington
In December 2023, NW Natural received approval from the WUTC for an income-qualifying residential bill discount program. The program was available for qualifying customers starting January 1, 2024. The Washington program is similar to the Oregon program, with the exception of the discount tier levels shown below. The income threshold for the Washington program participation is based on the greater of area median income (AMI) or federal poverty level (FPL). The amount deferred to a regulatory asset as of March 31, 2024 was approximately $0.4 million.

	Total Household Income	Bill Discount Percentage
Tier 0	At or below 60% FPL	80%
Tier 1	61% - 120% of FPL	40%
Tier 2	121% - 150% of FPL	20%
Tier 3	Greater of 80% AMI or 151% - 200% of FPL	15%

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its most recent full IRP for both Oregon and Washington on September 23, 2022. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP. In August 2023, NW Natural received a letter of compliance from the WUTC acknowledging the 2022 IRP. The OPUC also issued their order on NW Natural's 2022 IRP in August 2023. We currently expect to file our next full IRP with Oregon and Washington in 2025.

PIPELINE SECURITY. In May and July 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain owners and operators of natural gas pipeline facilities (including local distribution companies). The first directive requires owners and operators to implement cybersecurity incident reporting to the DHS, designate two cybersecurity coordinators, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second directive requires entities to implement a significant number of specified cybersecurity controls and processes. Both directives have been updated several times. The TSA released an update to the second security directive that clarified Operational Technology (OT) scope and providing a risk- and outcome-based framework. The TSA is in the process of formulating regulations with the aim of rendering the requirements within the security directives permanent. NW Natural is currently evaluating and implementing the security directives and related deliverables. NW Natural frequently updates the TSA on its progress on achieving the security directives.

NW Natural filed requests with the OPUC and WUTC to defer the costs associated with complying with the TSA's security directives. As of March 31, 2024, NW Natural has invested approximately $44.8 million in information and operational technology. A majority of the capital investment was included in rate base starting November 1, 2022 in Oregon.

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

WATER AND WASTEWATER UTILITIES. NWN Water currently serves an estimated 183,000 people through approximately 74,000 connections across five states. In the first quarter of 2023, NWN Water signed a purchase agreement for a water utility with approximately 700 connections in Texas. After completing a fair market valuation process through the Public Utility Commission of Texas (PUCT), NWN Water filed the application with the PUCT in the first quarter of 2024. The acquisition is expected to close in the first quarter of 2025.

For our regulated water utilities, we have been executing general rate cases.
•In October 2023, Foothills Utilities filed a general rate case with the ACC and requested rates to go into effect no later than November 30, 2024.
•In February 2024, Cascadia Water filed a general rate case with the WUTC and requested rates to go into effect on June 1, 2024.
•In March 2024, Sunriver Water filed a general rate case with the OPUC, the effective date of which the OPUC suspended until February 1, 2025.

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

Other federal agencies have taken or are expected to take actions related to climate change. For example, in March 2024, the Securities and Exchange Commission (SEC) issued new rules relating to the disclosure of a range of climate-related matters, which it voluntarily stayed pending legal challenges to the rules, PHMSA is expected to prepare regulations and other actions to limit methane emissions, and the Commodities Futures Trading Commission (CFTC) has indicated it intends to take actions related to oversight of climate-related financial risks as pertinent to the derivatives and underlying commodities markets.

Similarly, other federal agencies and regulations, including but not limited to: the U.S. Department of Treasury, Federal Acquisitions Regulations, and others have indicated impending regulatory actions related to climate change. To the extent these agencies adopt final rules as proposed or in modified form, we or our customers could incur increased costs. These could include internal costs as well as external costs such as the cost of independent experts to provide attestation reports on our GHG emissions data and increased audit costs.

Washington State
In 2023, Washington comprised approximately 11% of NW Natural’s revenues, as well as 2% and 14% of new meters from commercial and residential customers, respectively. Effective February 1, 2021, building codes in Washington state require new residential homes to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which calculate electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of new home construction incorporating natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. Additionally, the Washington State Building Code Council (SBCC) voted in April 2022 to include updates in the state commercial building energy code that would restrict or eliminate the use of gas space and water heating in new commercial construction. In November 2022, the SBCC voted to include updates to the state residential building energy code that are expected to restrict the use of gas space and water heating in residential construction, with certain exceptions including for natural gas-fired heat pumps and hybrid fuel systems. The SBCC commercial and residential rules were expected to become effective July 1, 2023, but the SBCC delayed implementation and has modified those rules. The modified rules went into effect on March 15, 2024. The new modified rules are currently subject to legal challenge by a number of companies and organizations and are likely to be subject to additional legal challenge by other impacted companies and organizations, including utilities.

Washington has also enacted the CCA, which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly beginning January 1, 2023, resulting in an overall reduction of GHG emissions to 95% below 1990 levels by 2050. The Washington Department of Ecology has adopted rules to create a cap-and-invest program, under which entities, including natural gas and electric utilities, large manufacturing facilities, and transportation and other fuel providers, which are subject to the CCA must either reduce their emissions, purchase qualifying offsets (including RNG) or obtain allowances to cover any remaining emissions. A statewide initiative to repeal the CCA has qualified to be on the ballot in November 2024. NW Natural is subject to the CCA, has received an order authorizing deferral of CCA costs from the WUTC, and is currently recovering CCA compliance costs in rates.

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

In December 2021, the ODEQ concluded its rulemaking process and issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective in January 2022. The CPP outlines GHG emissions reduction goals of 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. The ODEQ rules were held invalid on procedural grounds by the Oregon Court of Appeals in December 2023. In January 2024, ODEQ announced that it would not appeal the Oregon Court of Appeals' decision, but has re-engaged in a rulemaking process and expects the new rulemaking to be effective January 2025. NW Natural received an order from the OPUC authorizing deferral of CPP compliance costs for the initial rule and intended to pursue inclusion of those compliance costs in rates and we are in the process of determining treatment given the CPP is invalid. We would expect to take the same actions with respect to any subsequently adopted ODEQ rules.

Local Jurisdictions and Other Advocacy
In addition to legislative activities at the state level, advocacy groups have indicated a willingness to pursue municipal ordinances and ballot measures or other local activities. Some local and county governments in the United States also have been proposing or passing renewable energy resolutions, restrictions, taxes, or fees seeking to accelerate climate action goals. A number of cities across the country, and several in our service territory are taking action or currently considering actions such as limitations or bans on the use of natural gas in new construction or otherwise. For example, in February 2023, the Eugene City Council passed an ordinance that prohibits the use of natural gas in low rise residential buildings beginning with permits submitted after June 2023. That ordinance was rescinded by the Eugene City Council after it was referred to the November 2023 ballot. In connection with its recission of the ordinance, the City Council directed the Eugene City Manager to develop a plan to address GHG emissions and align incentives around GHG emissions. Similarly, some jurisdictions and advocates are seeking to ban the use of natural gas and certain natural gas appliances inside homes and contend that there are detrimental indoor health effects associated with the use of natural gas.

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

NW Natural Decarbonization Initiatives and Compliance Actions
Our customers are currently paying less for their natural gas today than they did 15 years ago. We expect that compliance with any form of regulation of GHG emissions, including the CCA in Washington or any similar program adopted in Oregon, as well as actions under Oregon Senate Bill 98 (SB 98) or otherwise, will require additional resources and legislative or regulatory tools, and will increase costs. The developing and changing implementation guidance for the CCA and new rulemaking process for an Oregon carbon reduction program under the Oregon EO, evolving carbon credit markets and other regulatory tool options, decades-long timeframes for compliance, likely changing and evolving laws and energy policy, and evolving technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. In September 2022, NW Natural filed its integrated resource plans (IRPs) with the OPUC and WUTC. Those IRPs comprehensively evaluate resource options available to serve NW Natural's customers' energy, capacity and environmental compliance needs, and are an informative component of the resources selected for compliance with the CCA and any subsequently developed Oregon program. While we model compliance with the CCA and any similar program in our IRPs, the expected costs of compliance are uncertain and subject to significant change. We are currently including costs of compliance with the CCA in rates. Costs to comply currently are increasing non-low income residential bills by approximately 12% to 38%.

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

NW Natural continues to take proactive steps in seeking to reduce GHG emissions in our region and we diligently communicate with local, state, and federal governments and communities about those steps. NW Natural has been a leader among gas utilities in innovative programs. Notable programs have included a decoupling rate structure designed to weaken the link between revenue and gas consumption by customers adopted in 2007, and establishment of a voluntary Smart Energy carbon offset program for customers established in 2007, and removal of all known cast iron and bare steel to create one of the tightest and most modern distribution systems in the country. We continue to believe that NW Natural has an important role in providing affordable and equitable energy to the communities we serve. NW Natural is an important provider of energy to families and businesses in Oregon and southwest Washington. Natural gas sales to our residential and commercial customers account for approximately 5% of Oregon’s GHG emissions according to the preliminary 2021 data from the State of Oregon Department of Environmental Quality In-Boundary GHG Inventory. We intend to continue to provide this necessary energy to our communities with the goal of using our modern pipeline system to help the Pacific Northwest transition to a cleaner energy future.

In 2016, NW Natural initiated a multi-pronged, multi-year strategy to accelerate and deliver greater GHG emission reductions in the communities we serve. Key components of this strategy include customer energy efficiency, continued adoption of NW Natural's voluntary Smart Energy carbon offset program, and seeking to incorporate RNG and hydrogen into our gas supply. RNG is produced from organic materials including food, agricultural and forestry waste, wastewater, or landfills. We believe RNG has the potential to significantly reduce net GHG emissions because methane that would otherwise be released to the atmosphere can be captured from these organic materials as they decompose and then conditioned to pipeline quality and distributed into our existing system. SB 98 enables NW Natural to procure RNG on behalf of customers and provides targets that would allow us to make qualified investments and purchase RNG from third parties, subsequently the OPUC approved an automatic adjustment clause to assist with timely recovery of these investments.

Under SB 98, NW Natural is actively working to procure RNG supply for customers and increase the amount of RNG on our system and is also exploring the development of renewable hydrogen through power to gas. In 2022 and 2023, two RNG development facilities that access biogas derived from water treatment at Tyson Foods' processing plants were commissioned. To date, NW Natural has exclusive rights with options to purchase or develop RNG for utility customers totaling about 3% of NW Natural’s annual sales volume in Oregon.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	March 31,		December 31,
	2024	2023	2023
Common equity	46.0%	44.8%	44.9%
Long-term debt (including current maturities)	54.0	55.2	55.1
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	March 31,		December 31,
	2024	2023	2023
Common equity	48.4%	48.6%	47.5%
Long-term debt (including current maturities)	51.6	51.4	52.5
Total	100.0%	100.0%	100.0%

As of March 31, 2024 and 2023, and December 31, 2023, NW Holdings' consolidated capital structure included common equity of 44.5%, 43.7% and 43.5%; long-term debt of 52.3%, 45.3% and 48.3%; and short-term debt including current maturities of long-term debt of 3.2%, 11.0% and 8.2%, respectively. As of March 31, 2024 and 2023, and December 31, 2023, NW Natural's consolidated capital structure included common equity of 47.9%, 48.6%, and 47.2%; long-term debt of 50.9%, 47.9% and 52.2%; and short-term debt including current maturities of long-term debt of 1.2%, 3.5%, and 0.6%, respectively.

Liquidity and Capital Resources
At March 31, 2024 and 2023, NW Holdings had approximately $72.4 million and $140.8 million, and NW Natural had approximately $61.9 million and $129.7 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

ATM Equity Program
In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the three months ended March 31, 2024, NW Holdings issued and sold 333,000 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $12.2 million, net of fees and commissions paid to agents of $0.2 million. As of March 31, 2024, NW Holdings had $31.0 million of equity available for issuance under the program.

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

As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural may not pay dividends or make distributions to NW Holdings if NW Natural’s credit ratings and common equity ratio, defined as the ratio of equity to long-term debt, fall below specified levels. If NW Natural’s long-term secured credit ratings are below A- for S&P and A3 for Moody’s, dividends may be issued so long as NW Natural’s common equity ratio is 45% or more. If NW Natural’s long-term secured credit ratings are below BBB for S&P and Baa2 for Moody’s, dividends may be issued so long as NW Natural’s common equity ratio is 46% or more. Dividends may not be issued if NW Natural’s long-term secured credit ratings are BB+ or below for S&P or Ba1 or below for Moody’s, or if NW Natural’s common equity ratio is below 44%, where the ratio is measured using common equity and long-term debt excluding imputed debt or debt-like lease obligations. In each case, common equity ratios are determined based on a preceding or projected 13-month average. In addition, there are certain OPUC notice requirements for dividends in excess of 5% of NW Natural’s retained earnings, or more than 10% of its retained earnings over a six-month period, and for special cash dividends paid in addition to regularly quarterly dividends.

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

At March 31, 2024, NW Natural satisfied the ring-fencing provisions described above.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at March 31, 2024. See "Credit Ratings" below and Note 15.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include NW Natural's pension contribution requirements and environmental expenditures. For additional information, see Part II, Item 7 "Financial Condition" in the 2023 Form 10-K.

Gas Purchase Agreements
NW Natural Renewables is an unregulated subsidiary of NW Natural Holdings established to pursue unregulated renewable natural gas activities. In September 2021, a subsidiary of NW Natural Renewables, Ohio Renewables, and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to partially fund two production facilities that are designed to convert landfill waste gases to RNG (EDL Facilities). The EDL Facilities have been constructed, and testing and commissioning of these facilities is underway, but has been delayed. Upon each of the EDL Facilities achieving full commercial operations, Ohio Renewables is committed to make cash payments of approximately $25 million per facility to partially fund the infrastructure required to condition biogas. Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period. Upon commencement of commercial operations, we currently estimate the amount of RNG purchases based on prices and quantities specified in the agreements to be as follows: approximately $4.0 million in 2024, $18.9 million in 2025, $18.9 million in 2026, $22.8 million in 2027, $22.8 million in 2028 and $557.4 million thereafter.

Gas Sale Agreements
Ohio Renewables has contracted to sell RNG produced by the EDL Facilities up to certain specified volumes in each of calendar years 2024 through 2026 to an investment-grade counterparty. We currently estimate RNG volumes to be sold pursuant to this agreement to be approximately 3,090,000 MMbtu over the life of the agreement, provided that such amounts of RNG are produced by the EDL Facilities during that period.

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

At March 31, 2024, March 31, 2023 and December 31, 2023, short-term debt consisted of the following:

	March 31, 2024		March 31, 2023		December 31, 2023
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$31.7	5.5%	$—	—%	$16.8	5.5%
Other (NW Holdings):
Credit agreement	63.0	6.3%	72.5	5.9%	73.0	6.4%
NW Holdings	$94.7		$72.5		$89.8
(1) Weighted average interest rate on outstanding short-term debt

Credit Agreements
NW Holdings
At March 31, 2024, NW Holdings had a $200 million sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million. The maturity date of the agreement is November 3, 2026, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2024 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. At March 31, 2024, March 31, 2023 and December 31, 2023, $63.0 million, $72.5 million and $73.0 million were drawn under the NW Holdings Credit Agreement, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at March 31, 2024 and 2023, with consolidated indebtedness to total capitalization ratios of 55.4% and 56.3%, respectively.

The NW Holdings credit agreement also requires NW Holdings to maintain debt ratings (which are defined by a formula using NW Natural's credit ratings in the event NW Holdings does not have a credit rating) with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in its senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Holdings' debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreements are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed. NW Holdings maintains a credit rating with S&P of A and does not currently maintain ratings with Moody's.

NW Holdings had no letters of credit issued and outstanding under the credit agreement at March 31, 2024 and 2023.

NW Natural
At March 31, 2024, NW Natural had a sustainability-linked multi-year credit agreement for unsecured revolving loans totaling $400 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million. The maturity date of the agreement is November 3, 2026 with an available extension of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2024 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. NW Natural did not have any outstanding balances drawn under this credit facility at March 31, 2024, March 31, 2023 and December 31, 2023.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at March 31, 2024 or 2023. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at March 31, 2024 and 2023, with consolidated indebtedness to total capitalization ratios of 52.1% and 51.4%, respectively.

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

NW Natural had no letters of credit issued and outstanding under the credit agreement at March 31, 2024 and 2023.

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

In February 2024, NW Natural issued a $2.0 million letter of credit under the LC facility, which expired April 1, 2024.

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

In April 2024, S&P revised NW Natural’s ratings outlook from “negative” to “stable.” Also in April 2024, S&P revised NW Holdings' rating from A+ to A and confirmed a negative outlook.

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

Long-Term Debt
Issuance of Long-Term Debt
In December 2023, NW Holdings entered into a Note Purchase Agreement between NW Holdings and the institutional investors named as purchasers therein. The Note Purchase Agreement provided for the issuance of (i) $100.0 million aggregate principal amount of NW Holdings’ 5.78% Senior Notes, Series A, due March 7, 2028 (5.78% Notes) and (ii) $50.0 million aggregate principal amount of NW Holdings’ 5.84% Senior Notes, Series B, due March 7, 2029 (5.84% Notes) in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The 5.78% Notes and the 5.84% Notes were issued on March 7, 2024, pursuant to the Note Purchase Agreement. The proceeds from the Note Purchase Agreement were used to settle an existing term loan at NW Holdings for $100.0 million and make an equity contribution to NWN Water, which was used to settle an existing term loan for $50 million.

At March 31, 2024, NW Holdings and NW Natural had long-term debt outstanding of $1,575.6 million and $1,364.9 million, respectively, which included $10.6 million and $9.8 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Natural's long-term debt consists of FMBs with maturity dates ranging from 2025 through 2053, interest rates ranging from 2.8% to 7.9%, and a weighted average interest rate of 4.6%. NW Holdings' long-term debt primarily consists of the Note Purchase Agreement at NW Holdings and a term loan at NWN Water due in 2026.

No long-term debt is scheduled to mature over the next twelve months as of March 31, 2024 at NW Natural and $0.9 million at NW Holdings. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2023 Form 10-K for long-term debt maturing over the next five years.

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

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of March 31, 2024. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows
Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

	Three Months Ended March 31,
In thousands	2024	2023	YTD Change
NW Natural cash provided by operating activities	$117,983	$174,831	$(56,848)
NW Holdings cash provided by operating activities	125,039	176,861	(51,822)

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Cash provided by operating activities decreased $51.8 million at NW Holdings and $56.8 million at NW Natural. The significant factors contributing to the decrease at NW Natural were as follows:
•$33.3 million decrease in inventories due to higher priced gas and more gas withdrawn from storage in the prior year;
•$19.0 million decrease in accounts receivable due to colder weather in the prior year;
•$10.1 million increase in asset optimization revenue sharing bill credits to customers; and
•$8.0 million decrease in net income; partially offset by
•$17.0 million decrease in accounts payable resulting from payments of higher priced gas in the prior year.

The decrease in cash provided by operating activities at NW Holdings was primarily driven by the factors discussed above.

NW Natural did not make any cash contributions to its qualified defined benefit pension plans during the three months ended March 31, 2024 or 2023. During 2024, NW Natural expects to make cash contributions of approximately $20.6 million. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16 in the 2023 Form 10-K.

Investing Activities

	Three Months Ended March 31,
In thousands	2024	2023	YTD Change
NW Natural cash used in investing activities	$(71,554)	$(64,882)	$(6,672)
NW Holdings cash used in investing activities	(82,488)	(73,018)	(9,470)

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Cash used in investing activities increased $9.5 million at NW Holdings and $6.7 million at NW Natural. The increase in cash used in investing activities at NW Natural and NW Holdings was primarily driven by higher capital expenditures at NW Natural and NWN Water.

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

Financing Activities

	Three Months Ended March 31,
In thousands	2024	2023	YTD Change
NW Natural cash (used in) provided by financing activities	$(4,185)	$10,284	$(14,469)
NW Holdings cash (used in) provided by financing activities	(2,917)	11,187	(14,104)
THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023. Cash used in financing activities increased $14.1 million at NW Holdings and $14.5 million at NW Natural. The increase at NW Natural was attributable to a decrease in long-term debt issuances, partially offset by lower payments on short-term debt.

The increase in cash used in financing activities at NW Holdings was primarily driven by the factors discussed above.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2023 Form 10-K. At March 31, 2024, NW Natural's total estimated liability related to environmental sites is $113.5 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" in the 2023 Form 10-K and Note 16.

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

There have been no material changes to the information provided in the 2023 Form 10-K with respect to the application of critical accounting policies and estimates. See Part II, Item 7, "Application of Critical Accounting Policies and Estimates," in the 2023 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the three months ended March 31, 2024. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2023 Form 10-K.

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 16 and those proceedings disclosed and incorporated by reference in Part I, Item 3, “Legal Proceedings” in the 2023 Form 10-K, we have only nonmaterial litigation, or litigation that occurs in the ordinary course of our business.

ITEM 1A. RISK FACTORS
There were no material changes from the risk factors discussed in Part I, Item 1A, "Risk Factors” in the 2023 Form 10-K. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
01/01/24-01/31/24	—	—	—	—
02/01/24-02/29/24	—	—	—	—
03/01/24-03/31/24	—	—	—	—
Total	—	$—	2,124,528	$16,732,648
(1)During the quarter ended March 31, 2024, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended March 31, 2024, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended March 31, 2024, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. Effective August 3, 2022, we received NW Holdings Board approval to extend the repurchase program. Such authorization will continue until the program is used, terminated or replaced. For more information on this program, refer to Note 5 in the 2023 Form 10-K.

ITEM 5. OTHER INFORMATION

On March 19, 2024, our Chief Information Officer, Mr. Downing, departed for another opportunity. Beginning April 4, 2024 we have engaged a consultant, Mr. Meier to serve as Acting Interim Chief Information Officer (CIO) and Chief Information Security Officer. Mr. Meier reports to our President. Mr. Meier has an extensive career of over 30 years of information technology management experience, including 15 years as CIO or interim CIO in the banking, software, semiconductor, utility and freight transportation sectors. Mr. Meier is supported by Mr. Carlson, our Director of Cybersecurity and Compliance and his team.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2024

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
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	May 6, 2024
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Chief Financial Officer, Vice President, Treasurer, and Chief Accounting Officer

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	May 6, 2024
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Chief Financial Officer, Vice President, Treasurer, and Chief Accounting Officer