Form 10-Q
period 2024-06-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2024-08-02
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
At July 26, 2024, 38,670,272 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended June 30, 2024

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2024	2023	2024	2023

Operating revenues	$211,714	$237,859	$645,184	$700,282

Operating expenses:
Cost of gas	72,970	102,433	248,687	308,182
Operations and maintenance	64,950	66,819	138,564	138,636
Environmental remediation	2,329	2,140	8,075	7,515
General taxes	11,853	10,889	27,321	25,108
Revenue taxes	9,211	9,185	27,455	28,227
Depreciation	33,762	31,293	66,860	62,758
Other operating expenses	933	1,257	2,689	2,505
Total operating expenses	196,008	224,016	519,651	572,931
Income from operations	15,706	13,843	125,533	127,351
Other income (expense), net	6	6,618	(1,128)	8,224
Interest expense, net	19,311	18,974	39,842	37,270
(Loss) income before income taxes	(3,599)	1,487	84,563	98,305
Income tax (benefit) expense	(812)	243	23,527	25,390
Net (loss) income	(2,787)	1,244	61,036	72,915
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $115 and $49 for the three and six months ended June 30, 2024, respectively	115	—	(134)	—
Amortization of non-qualified employee benefit plan liability, net of taxes of $55 and $37 for the three months ended and $101 and $74 for the six months ended June 30, 2024 and 2023, respectively	152	103	279	205
Unrealized gain on interest rate swaps, net of taxes of $22 and $445 for the three months ended and $146 and $297 for the six months ended June 30, 2024 and 2023, respectively	58	1,236	404	825
Comprehensive (loss) income	$(2,462)	$2,583	$61,585	$73,945
Average common shares outstanding:
Basic	38,260	36,019	38,013	35,815
Diluted	38,260	36,062	38,059	35,845
(Loss) earnings per share of common stock:
Basic	$(0.07)	$0.03	$1.61	$2.04
Diluted	(0.07)	0.03	1.60	2.03

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2024	2023	2023

Assets:
Current assets:
Cash and cash equivalents	$65,192	$137,759	$32,920
Accounts receivable	61,821	73,930	121,341
Accrued unbilled revenue	22,863	21,924	83,138
Allowance for uncollectible accounts	(3,758)	(3,297)	(3,455)
Regulatory assets	124,102	111,819	178,270
Derivative instruments	8,033	12,423	11,380
Inventories	107,332	67,502	112,571
Other current assets	37,535	35,797	65,275
Total current assets	423,120	457,857	601,440
Non-current assets:
Property, plant, and equipment	4,764,593	4,391,993	4,556,609
Less: Accumulated depreciation	1,234,148	1,181,230	1,198,555
Total property, plant, and equipment, net	3,530,445	3,210,763	3,358,054
Regulatory assets	308,521	307,999	333,443
Derivative instruments	2,985	2,118	431
Other investments	83,795	104,330	102,951
Operating lease right of use asset, net	69,813	72,096	71,308
Assets under sales-type leases	127,794	132,045	129,882
Goodwill	163,166	152,670	163,344
Other non-current assets	112,727	96,827	106,239
Total non-current assets	4,399,246	4,078,848	4,265,652
Total assets	$4,822,366	$4,536,705	$4,867,092

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands, except share information	2024	2023	2023

Liabilities and equity:
Current liabilities:
Short-term debt	$79,000	$41,000	$89,780
Current maturities of long-term debt	866	240,714	150,865
Accounts payable	93,564	101,369	145,361
Taxes accrued	11,302	12,217	15,454
Interest accrued	18,130	11,443	15,836
Regulatory liabilities	99,663	61,546	84,962
Derivative instruments	52,048	42,135	98,661
Operating lease liabilities	1,851	1,732	2,333
Other current liabilities	79,116	58,777	93,626
Total current liabilities	435,540	570,933	696,878
Long-term debt	1,574,751	1,294,578	1,425,435
Deferred credits and other non-current liabilities:
Deferred tax liabilities	394,489	380,058	382,673
Regulatory liabilities	705,929	672,215	695,896
Pension and other postretirement benefit liabilities	153,849	147,063	158,116
Derivative instruments	11,988	25,212	28,055
Operating lease liabilities	76,692	77,951	77,167
Other non-current liabilities	122,412	128,417	119,034
Total deferred credits and other non-current liabilities	1,465,359	1,430,916	1,460,941
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 38,669,098, 36,064,625, and 37,631,212 at June 30, 2024 and 2023, and December 31, 2023, respectively	929,498	831,135	890,976
Retained earnings	423,718	414,398	399,911
Accumulated other comprehensive loss	(6,500)	(5,255)	(7,049)
Total equity	1,346,716	1,240,278	1,283,838
Total liabilities and equity	$4,822,366	$4,536,705	$4,867,092

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total shareholders' equity, beginning balances	$1,343,386	$1,248,307	$1,283,838	$1,175,441

Common stock:
Beginning balances	905,153	824,304	890,976	805,253
Stock-based compensation	496	426	2,224	3,006
Shares issued pursuant to equity based plans, net of shares withheld for taxes	1,025	1,011	1,256	837
Issuance of common stock, net of issuance costs	22,824	5,394	35,042	22,039
Ending balances	929,498	831,135	929,498	831,135

Retained earnings:
Beginning balances	445,058	430,597	399,911	376,473
Net (loss) income	(2,787)	1,244	61,036	72,915
Dividends on common stock	(18,553)	(17,443)	(37,229)	(34,990)
Ending balances	423,718	414,398	423,718	414,398

Accumulated other comprehensive income (loss):
Beginning balances	(6,825)	(6,594)	(7,049)	(6,285)
Other comprehensive income	325	1,339	549	1,030
Ending balances	(6,500)	(5,255)	(6,500)	(5,255)

Total shareholders' equity, ending balances	$1,346,716	$1,240,278	$1,346,716	$1,240,278

Dividends per share of common stock	$0.4875	$0.4850	$0.9750	$0.9700

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2024	2023
Operating activities:
Net income	$61,036	$72,915
Adjustments to reconcile net income to cash provided by operations:
Depreciation	66,860	62,758
Regulatory amortization of gas reserves	1,085	1,678
Deferred income taxes	8,844	8,610
Qualified defined benefit pension plan expense (benefit)	2,164	(1,129)
Contributions to qualified defined benefit pension plans	(3,390)	—
Deferred environmental expenditures, net	(14,128)	(9,732)
Environmental remediation expense	8,075	7,515
Asset optimization revenue sharing bill credits	(29,198)	(10,471)
Other	15,698	14,068
Changes in assets and liabilities:
Receivables, net	118,562	163,965
Inventories	5,411	20,084
Income and other taxes	14,837	14,834
Accounts payable	(10,966)	(48,935)
Deferred gas costs	(14,418)	(16,370)
Asset optimization revenue sharing	4,284	12,056
Decoupling mechanism	4,085	(9,554)
Cloud-based software	(16,424)	(7,229)
Regulatory accounts	14,866	8,992
Other, net	8,793	13,799
Cash provided by operating activities	246,076	297,854
Investing activities:
Capital expenditures	(198,929)	(144,863)
Acquisitions, net of cash acquired	—	(3,249)
Purchase of equity method investment	(1,000)	(1,000)
Other	(512)	(2,428)
Cash used in investing activities	(200,441)	(151,540)
Financing activities:
Proceeds from common stock issued, net	34,986	22,072
Long-term debt issued	150,000	200,000
Long-term debt retired	(150,000)	—
Changes in other short-term debt, net	(10,780)	(217,200)
Cash dividend payments on common stock	(35,600)	(33,293)
Payment of financing fees	(748)	(1,883)
Shares withheld for tax purposes	(1,314)	(1,313)
Other	(764)	(578)
Cash used in financing activities	(14,220)	(32,195)
Increase in cash, cash equivalents and restricted cash	31,415	114,119
Cash, cash equivalents and restricted cash, beginning of period	49,624	40,964
Cash, cash equivalents and restricted cash, end of period	$81,039	$155,083

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$34,802	$36,376
Income taxes paid, net of refunds	10,251	12,163

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023

Operating revenues	$200,188	$228,348	$622,963	$682,861

Operating expenses:
Cost of gas	73,026	102,490	248,799	308,295
Operations and maintenance	56,751	60,238	122,260	125,627
Environmental remediation	2,329	2,140	8,075	7,515
General taxes	11,305	10,597	26,396	24,597
Revenue taxes	9,198	9,159	27,393	28,134
Depreciation	31,658	29,880	62,765	60,024
Other operating expenses	535	542	1,258	1,239
Total operating expenses	184,802	215,046	496,946	555,431
Income from operations	15,386	13,302	126,017	127,430
Other (expense) income, net	(430)	3,832	(1,752)	6,277
Interest expense, net	15,336	15,028	31,414	29,639
(Loss) income before income taxes	(380)	2,106	92,851	104,068
Income tax expense	44	322	25,717	26,744
Net (loss) income	(424)	1,784	67,134	77,324
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $115 and $49 for the three and six months ended June 30, 2024, respectively	115	—	(134)	—
Amortization of non-qualified employee benefit plan liability, net of taxes of $55 and $37 for the three months ended and $101 and $74 for the six months ended June 30, 2024 and 2023, respectively	152	103	279	205
Comprehensive (loss) income	$(157)	$1,887	$67,279	$77,529

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2024	2023	2023

Assets:
Current assets:
Cash and cash equivalents	$19,189	$131,778	$19,841
Accounts receivable	57,227	67,454	117,216
Accrued unbilled revenue	20,823	19,669	81,524
Receivables from affiliates	429	529	824
Allowance for uncollectible accounts	(3,523)	(3,080)	(3,228)
Regulatory assets	124,078	111,819	178,270
Derivative instruments	7,624	11,691	11,184
Inventories	105,599	65,949	110,855
Other current assets	36,445	35,006	60,138
Total current assets	367,891	440,815	576,624
Non-current assets:
Property, plant, and equipment	4,581,003	4,261,100	4,393,759
Less: Accumulated depreciation	1,213,169	1,168,270	1,181,962
Total property, plant, and equipment, net	3,367,834	3,092,830	3,211,797
Regulatory assets	308,415	307,974	333,418
Derivative instruments	2,588	1,551	373
Other investments	65,865	87,848	86,145
Operating lease right of use asset, net	69,317	71,508	70,728
Assets under sales-type leases	127,794	132,045	129,882
Other non-current assets	109,009	95,343	102,410
Total non-current assets	4,050,822	3,789,099	3,934,753
Total assets	$4,418,713	$4,229,914	$4,511,377

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2024	2023	2023

Liabilities and equity:
Current liabilities:
Short-term debt	$—	$—	$16,780
Current maturities of long-term debt	—	89,982	—
Accounts payable	86,528	95,674	138,111
Payables to affiliates	7,963	5,072	14,850
Taxes accrued	9,906	10,000	15,293
Interest accrued	15,108	10,964	15,111
Regulatory liabilities	99,545	61,496	84,912
Derivative instruments	52,048	42,135	98,661
Operating lease liabilities	1,691	1,598	2,128
Other current liabilities	75,018	55,841	89,371
Total current liabilities	347,807	372,762	475,217
Long-term debt	1,365,066	1,234,577	1,364,732
Deferred credits and other non-current liabilities:
Deferred tax liabilities	382,177	371,762	371,867
Regulatory liabilities	704,980	671,263	694,947
Pension and other postretirement benefit liabilities	153,848	147,063	158,116
Derivative instruments	11,988	25,212	28,055
Operating lease liabilities	76,355	77,490	76,757
Other non-current liabilities	112,158	119,489	109,066
Total deferred credits and other non-current liabilities	1,441,506	1,412,279	1,438,808
Commitments and contingencies (Note 16)
Equity:
Common stock	644,903	614,903	644,903
Retained earnings	626,523	601,602	594,954
Accumulated other comprehensive loss	(7,092)	(6,209)	(7,237)
Total equity	1,264,334	1,210,296	1,232,620
Total liabilities and equity	$4,418,713	$4,229,914	$4,511,377

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total shareholder's equity, beginning balances	$1,282,362	$1,250,180	$1,232,620	$1,191,082

Common stock:
Beginning balances	644,903	614,911	644,903	614,903
Capital contributions from parent	—	(8)	—	—
Ending balances	644,903	614,903	644,903	614,903

Retained earnings:
Beginning balances	644,818	641,581	594,954	582,593
Net (loss) income	(424)	1,784	67,134	77,324
Dividends on common stock	(17,871)	(41,763)	(35,565)	(58,315)
Ending balances	626,523	601,602	626,523	601,602

Accumulated other comprehensive income (loss):
Beginning balances	(7,359)	(6,312)	(7,237)	(6,414)
Other comprehensive income	267	103	145	205
Ending balances	(7,092)	(6,209)	(7,092)	(6,209)

Total shareholder's equity, ending balances	$1,264,334	$1,210,296	$1,264,334	$1,210,296

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2024	2023

Operating activities:
Net income	$67,134	$77,324
Adjustments to reconcile net income to cash provided by operations:
Depreciation	62,765	60,024
Regulatory amortization of gas reserves	1,085	1,678
Deferred income taxes	7,637	4,172
Qualified defined benefit pension plan expense (benefit)	2,164	(1,129)
Contributions to qualified defined benefit pension plans	(3,390)	—
Deferred environmental expenditures, net	(14,128)	(9,732)
Environmental remediation expense	8,075	7,515
Asset optimization revenue sharing bill credits	(29,198)	(10,471)
Other	14,821	13,022
Changes in assets and liabilities:
Receivables, net	119,695	167,936
Inventories	5,629	20,438
Income and other taxes	3,971	6,078
Accounts payable	(13,544)	(52,366)
Deferred gas costs	(14,418)	(16,370)
Asset optimization revenue sharing	4,284	12,056
Decoupling mechanism	4,085	(9,554)
Cloud-based software	(16,424)	(7,229)
Regulatory accounts	14,867	9,020
Other, net	7,089	15,593
Cash provided by operating activities	232,199	288,005
Investing activities:
Capital expenditures	(179,015)	(129,298)
Other	(757)	(2,428)
Cash used in investing activities	(179,772)	(131,726)
Financing activities:
Long-term debt issued	—	200,000
Changes in other short-term debt, net	(16,780)	(170,200)
Cash dividend payments on common stock	(35,565)	(58,315)
Shares withheld for tax purposes	(1,314)	(1,313)
Other	(277)	(2,045)
Cash used in financing activities	(53,936)	(31,873)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,509)	124,406
Cash, cash equivalents and restricted cash, beginning of period	36,520	24,671
Cash, cash equivalents and restricted cash, end of period	$35,011	$149,077

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$28,735	$28,078
Income taxes paid, net of refunds	24,920	26,745

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

2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2023 Form 10-K. There were no material changes to those accounting policies during the six months ended June 30, 2024 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	June 30,		December 31,
In thousands	2024	2023	2023
NW Natural:
Current:
Unrealized loss on derivatives(1)	$52,048	$42,135	$98,661
Gas costs	7,134	24,782	9,301
Environmental costs(2)	9,915	6,749	9,950
Decoupling(3)	538	1,520	2,288
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,208	2,208	2,208
Washington Climate Commitment Act compliance	19,655	10,379	20,537
COVID-19 deferrals and expenses, net	2,646	231	9,685
Security and systems improvements	2,647	2,984	3,267
Other(5)	20,156	13,700	15,242
Total current - NW Natural	124,078	111,819	178,270
Other (NW Holdings)	24	—	—
Total current - NW Holdings	$124,102	$111,819	$178,270
Non-current:
Unrealized loss on derivatives(1)	$11,988	$25,212	$28,055
Pension balancing(4)	24,074	29,731	27,460
Income taxes	9,930	10,540	10,731
Pension and other postretirement benefit liabilities	111,502	101,413	114,010
Environmental costs(2)	112,189	98,160	118,619
Gas costs	853	1,122	1,917
Decoupling(3)	—	267	1,017
Washington Climate Commitment Act compliance	8,983	1,823	—
COVID-19 deferrals and expenses, net	1,128	12,731	1,080
Security and systems improvements	9,040	11,192	9,734
Other(5)	18,728	15,783	20,795
Total non-current - NW Natural	308,415	307,974	333,418
Other (NW Holdings)	106	25	25
Total non-current - NW Holdings	$308,521	$307,999	$333,443

	Regulatory Liabilities
	June 30,		December 31,
In thousands	2024	2023	2023
NW Natural:
Current:
Gas costs	$33,491	$5,603	$6,375
Unrealized gain on derivatives(1)	7,624	11,691	11,184
Decoupling(3)	9,538	8,715	7,612
Income taxes	4,726	5,158	4,726
Asset optimization revenue sharing	8,994	23,327	31,583
Washington Climate Commitment Act compliance	30,468	—	17,199
Other(5)	4,704	7,002	6,233
Total current - NW Natural	99,545	61,496	84,912
Other (NW Holdings)	118	50	50
Total current - NW Holdings	$99,663	$61,546	$84,962
Non-current:
Gas costs	$5,939	$731	$8,556
Unrealized gain on derivatives(1)	2,588	1,551	373
Decoupling(3)	1,510	1,358	2,118
Income taxes(6)	166,063	170,318	169,485
Accrued asset removal costs(7)	510,900	481,851	496,235
Asset optimization revenue sharing	—	—	2,325
Other(5)	17,980	15,454	15,855
Total non-current - NW Natural	704,980	671,263	694,947
Other (NW Holdings)	949	952	949
Total non-current - NW Holdings	$705,929	$672,215	$695,896
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

We believe all costs incurred and deferred at June 30, 2024 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. These investments are readily convertible to cash with fair value approximating cost. As of June 30, 2024, the amount invested in money market funds was $8.2 million at NW Natural and $11.4 million NW Holdings. As of June 30, 2023, the amount invested in money market funds was $116.5 million at NW Natural and NW Holdings. These investments are measured using net asset value per share.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of June 30, 2024 and 2023 and December 31, 2023:

	June 30,		December 31,
In thousands	2024	2023	2023
Cash and cash equivalents	$65,192	$137,759	$32,920
Restricted cash included in other current assets	15,847	17,324	16,704
Cash, cash equivalents and restricted cash	$81,039	$155,083	$49,624

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of June 30, 2024 and 2023 and December 31, 2023:

	June 30,		December 31,
In thousands	2024	2023	2023
Cash and cash equivalents	$19,189	$131,778	$19,841
Restricted cash included in other current assets	15,822	17,299	16,679
Cash, cash equivalents and restricted cash	$35,011	$149,077	$36,520

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

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of			As of
	December 31, 2023	Six Months Ended June 30, 2024		June 30, 2024
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,397	$1,372	$(881)	$2,888
Commercial	501	140	(262)	379
Industrial	65	(48)	(2)	15
Accrued unbilled and other	265	(3)	(21)	241
Total NW Natural	3,228	1,461	(1,166)	3,523
Other - NW Holdings	227	8	—	235
Total NW Holdings	$3,455	$1,469	$(1,166)	$3,758

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

NW Natural will account for all purchased Washington allowances as inventory at the lower of cost or market. Any compliance instruments or allowances that are acquired through government allocations at no cost will be accounted for as inventory at no cost. As of June 30, 2024, NW Natural had $39.8 million of emissions allowances for compliance in Washington recorded as inventory.

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

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. Under the Washington program, NW Natural has recognized a $28.6 million liability as of June 30, 2024. A portion of the costs to comply with the Washington program are currently being recovered from utility customers through rates beginning January 1, 2024. NW Natural recognized $28.6 million of deferred costs as of June 30, 2024.

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
NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2024	2023	2024	2023
Net (loss) income	$(2,787)	$1,244	$61,036	$72,915
Average common shares outstanding - basic	38,260	36,019	38,013	35,815
Additional shares for stock-based compensation plans (See Note 8)	—	43	46	30
Average common shares outstanding - diluted	38,260	36,062	38,059	35,845
(Loss) earnings per share of common stock:
Basic	$(0.07)	$0.03	$1.61	$2.04
Diluted	$(0.07)	$0.03	1.60	2.03
Additional information:
Anti-dilutive shares	36	2	9	1

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

Earnings from Interstate Storage Services assets are primarily related to firm storage revenues. Earnings from third-party asset management services also include revenue, net of amounts shared with NGD customers, from management of NGD assets at Mist and upstream pipeline capacity when not needed to serve NGD customers. Under the Oregon sharing mechanism, NW Natural retains 80% of the pre-tax income from these services when the costs of the capacity were not included in NGD rates, or 10% of the pre-tax income when the costs have been included in these rates. The remaining 20% and 90%, respectively, are recorded to a deferred regulatory account for crediting back to NGD customers.

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

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. The following table presents summary financial information concerning the reportable segment and other:

	Three Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2024
Operating revenues	$194,862	$5,326	$200,188	$11,526	$211,714
Depreciation	31,418	240	31,658	2,104	33,762
Income (loss) from operations	11,788	3,598	15,386	320	15,706
Net income (loss)	(2,987)	2,563	(424)	(2,363)	(2,787)
Capital expenditures	107,473	(495)	106,978	9,734	116,712
2023
Operating revenues	$223,714	$4,634	$228,348	$9,511	$237,859
Depreciation	29,623	257	29,880	1,413	31,293
Income (loss) from operations	10,390	2,912	13,302	541	13,843
Net income (loss)	(271)	2,055	1,784	(540)	1,244
Capital expenditures	65,215	485	65,700	7,898	73,598

	Six Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2024
Operating revenues	$612,726	$10,237	$622,963	$22,221	$645,184
Depreciation	62,248	517	62,765	4,095	66,860
Income (loss) from operations	119,761	6,256	126,017	(484)	125,533
Net income (loss)	62,728	4,406	67,134	(6,098)	61,036
Capital expenditures	178,967	48	179,015	19,914	198,929
Total assets at June 30, 2024	4,367,838	50,875	4,418,713	403,653	4,822,366
2023
Operating revenues	$671,484	$11,377	$682,861	$17,421	$700,282
Depreciation	59,481	543	60,024	2,734	62,758
Income (loss) from operations	119,549	7,881	127,430	(79)	127,351
Net income (loss)	71,680	5,644	77,324	(4,409)	72,915
Capital expenditures	128,857	441	129,298	15,565	144,863
Total assets at June 30, 2023	4,176,376	53,538	4,229,914	306,791	4,536,705
Total assets at December 31, 2023	4,458,117	53,260	4,511,377	355,715	4,867,092

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

The following table presents additional segment information concerning NGD margin:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
NGD margin calculation:
NGD distribution revenues	$189,979	$218,988	$602,966	$662,049
Other regulated services	4,883	4,726	9,760	9,435
Total NGD operating revenues	194,862	223,714	612,726	671,484
Less: NGD cost of gas	73,026	102,490	248,799	308,295
Environmental remediation	2,329	2,140	8,075	7,515
Revenue taxes	9,198	9,159	27,393	28,134
NGD margin	$110,309	$109,925	$328,459	$327,540

5. COMMON STOCK

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in mid-August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the three months ended June 30, 2024, NW Holdings issued and sold 620,000 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $22.8 million, net of fees and commissions paid to agents of $0.3 million. During the six months ended June 30, 2024, NW Holdings issued and sold 953,000 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $35.0 million, net of fees and commissions paid to agents of $0.6 million. As of June 30, 2024, NW Holdings had $7.9 million of equity available for issuance under the program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries, NW Natural and NW Natural Water. Contributions to NW Natural and NW Natural Water will be used for general corporate purposes.

6. REVENUE

The following tables present disaggregated revenue:

	Three Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2024
Natural gas sales	$183,876	$—	$183,876	$—	$183,876
Gas storage revenue, net	—	3,066	3,066	—	3,066
Asset management revenue, net	—	1,328	1,328	—	1,328
Appliance retail center revenue	—	933	933	—	933
Other revenue	780	—	780	11,526	12,306
Revenue from contracts with customers	184,656	5,327	189,983	11,526	201,509
Alternative revenue	6,082	—	6,082	—	6,082
Leasing revenue	4,123	—	4,123	—	4,123
Total operating revenues	$194,861	$5,327	$200,188	$11,526	$211,714

2023
Natural gas sales	$215,108	$—	$215,108	$—	$215,108
Gas storage revenue, net	—	3,201	3,201	—	3,201
Asset management revenue, net	—	502	502	—	502
Appliance retail center revenue	—	932	932	—	932
Other revenue	732	—	732	9,511	10,243
Revenue from contracts with customers	215,840	4,635	220,475	9,511	229,986
Alternative revenue	3,861	—	3,861	—	3,861
Leasing revenue	4,012	—	4,012	—	4,012
Total operating revenues	$223,713	$4,635	$228,348	$9,511	$237,859

	Six Months Ended June 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2024
Natural gas sales	$594,715	$—	$594,715	$—	$594,715
Gas storage revenue, net	—	6,071	6,071	—	6,071
Asset management revenue, net	—	1,930	1,930	—	1,930
Appliance retail center revenue	—	2,237	2,237	—	2,237
Other revenue	1,554	—	1,554	22,221	23,775
Revenue from contracts with customers	596,269	10,238	606,507	22,221	628,728
Alternative revenue	8,207	—	8,207	—	8,207
Leasing revenue	8,249	—	8,249	—	8,249
Total operating revenues	$612,725	$10,238	$622,963	$22,221	$645,184

2023
Natural gas sales	$666,502	$—	$666,502	$—	$666,502
Gas storage revenue, net	—	6,000	6,000	—	6,000
Asset management revenue, net	—	3,256	3,256	—	3,256
Appliance retail center revenue	—	2,122	2,122	—	2,122
Other revenue	1,462	—	1,462	17,421	18,883
Revenue from contracts with customers	667,964	11,378	679,342	17,421	696,763
Alternative revenue	(4,491)	—	(4,491)	—	(4,491)
Leasing revenue	8,010	—	8,010	—	8,010
Total operating revenues	$671,483	$11,378	$682,861	$17,421	$700,282

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

As of June 30, 2024, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $77.5 million. Of this amount, approximately $14.4 million will be recognized during the remainder of 2024, $22.3 million in 2025, $16.1 million in 2026, $7.8 million in 2027, $3.9 million in 2028 and $13.0 million thereafter. The amounts presented here are calculated using current contracted rates.

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

The components of lease revenue at NW Natural were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Lease revenue
Operating leases	$20	$19	$42	$38
Sales-type leases	4,103	3,993	8,207	7,972
Total lease revenue	$4,123	$4,012	$8,249	$8,010

Additionally, lease revenue of $0.2 million was recognized for both the three months ended June 30, 2024 and 2023, and lease revenue of $0.3 million was recognized for both the six months ended June 30, 2024 and 2023 related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at June 30, 2024 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
Remainder of 2024	$302	$7,811	$8,113
2025	599	15,306	15,905
2026	36	14,901	14,937
2027	22	14,521	14,543
2028	—	13,983	13,983
Thereafter	—	208,316	208,316
Total minimum lease payments	$959	274,838	$275,797
Less: imputed interest		148,206
Total leases receivable		$126,632

Other (NW Holdings):
Remainder of 2024	$26	$—	$26
2025	53	—	53
2026	56	—	56
2027	57	—	57
2028	58	—	58
Thereafter	800	—	800
Total minimum lease payments	$1,050	$—	$1,050

NW Holdings:
Remainder of 2024	$328	$7,811	$8,139
2025	652	15,306	15,958
2026	92	14,901	14,993
2027	79	14,521	14,600
2028	58	13,983	14,041
Thereafter	800	208,316	209,116
Total minimum lease payments	$2,009	274,838	$276,847
Less: imputed interest		148,206
Total leases receivable		$126,632

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $5.7 million, $5.3 million and $5.5 million at June 30, 2024 and 2023 and December 31, 2023, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of 5 months to 16 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
NW Natural:
Operating lease expense	$1,875	$1,790	$3,737	$3,565
Short-term lease expense	384	278	465	358

Other (NW Holdings):
Operating lease expense	$46	$40	$91	$80

NW Holdings:
Operating lease expense	$1,921	$1,830	$3,828	$3,645
Short-term lease expense	384	278	465	358

Supplemental balance sheet information related to operating leases as of June 30, 2024 and 2023 and December 31, 2023 is as follows:

In thousands	June 30,		December 31,
	2024	2023	2023
NW Natural:
Operating lease right of use asset	$69,317	$71,508	$70,728

Operating lease liabilities - current liabilities	$1,691	$1,598	$2,128
Operating lease liabilities - non-current liabilities	76,355	77,490	76,757
Total operating lease liabilities	$78,046	$79,088	$78,885

Other (NW Holdings):
Operating lease right of use asset	$496	$588	$580

Operating lease liabilities - current liabilities	$160	$134	$205
Operating lease liabilities - non-current liabilities	337	461	410
Total operating lease liabilities	$497	$595	$615

NW Holdings:
Operating lease right of use asset	$69,813	$72,096	$71,308

Operating lease liabilities - current liabilities	$1,851	$1,732	$2,333
Operating lease liabilities - non-current liabilities	76,692	77,951	77,167
Total operating lease liabilities	$78,543	$79,683	$79,500

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	June 30,		December 31,
	2024	2023	2023
Weighted-average remaining lease term (years)	15.8	16.8	16.2
Weighted-average discount rate	7.3%	7.3%	7.3%

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $8.6 million, $7.5 million and $8.0 million as of June 30, 2024 and 2023 and December 31, 2023, respectively.

Maturities of operating lease liabilities at June 30, 2024 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2024	$3,834	$94	$3,928
2025	7,362	176	7,538
2026	7,361	153	7,514
2027	7,538	107	7,645
2028	7,719	6	7,725
Thereafter	101,272	6	101,278
Total lease payments	135,086	542	135,628
Less: imputed interest	57,040	45	57,085
Total lease obligations	78,046	497	78,543
Less: current obligations	1,691	160	1,851
Long-term lease obligations	$76,355	$337	$76,692

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
In thousands	2024	2023
NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,650	$3,565
Finance cash flows from finance leases	277	173
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$81
Finance leases	277	173

Other (NW Holdings):

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$88	$78
Right of use assets obtained in exchange for lease obligations
Finance leases	—	90

NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,738	$3,643
Finance cash flows from finance leases	277	173
Right of use assets obtained in exchange for lease obligations
Operating leases	$—	$81
Finance leases	277	263

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $2.8 million, $2.4 million and $2.6 million at June 30, 2024 and 2023 and at December 31, 2023, respectively.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees, including officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2023 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the six months ended June 30, 2024, the final performance factor under the 2022 LTIP was approved and 46,156 performance-based shares were granted under the 2022 LTIP for accounting purposes. As such, NW Natural and other subsidiaries began recognizing compensation expense. In February 2023 and 2024, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2025 and 2026, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of June 30, 2024, and therefore, no expense was recognized for the 2023 and 2024 awards. NW Holdings will calculate the grant date fair value and NW Natural will recognize expense over the remaining service period for each award once the final performance factor has been approved.

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

As of June 30, 2024, there was $0.2 million of unrecognized compensation cost associated with the 2022 LTIP grant, which is expected to be recognized through 2024.

Restricted Stock Units
During the six months ended June 30, 2024, 57,704 RSUs were granted under the LTIP with a weighted-average grant date fair value of $38.87 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. As of June 30, 2024, there was $3.9 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2028.

9. DEBT

Short-Term Debt
At June 30, 2024, June 30, 2023 and December 31, 2023, short-term debt consisted of the following:

	June 30, 2024		June 30, 2023		December 31, 2023
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$—	—%	$—	—%	$16.8	5.5%
Other (NW Holdings):
Credit agreement	79.0	6.4%	41.0	6.2%	73.0	6.4%
NW Holdings	$79.0		$41.0		$89.8
(1) Weighted average interest rate on outstanding short-term debt

Long-Term Debt
At June 30, 2024, June 30, 2023 and December 31, 2023, NW Holdings' long-term debt consisted of the following:

	June 30, 2024		June 30, 2023		December 31, 2023
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,374.7	4.6%	$1,334.7	4.7%	$1,374.7	4.7%
NW Holdings unsecured senior bonds	150.0	5.8%	—	—%	—	—%
NW Holdings credit agreement	—	—%	100.0	5.5%	100.0	5.5%
NWN Water credit agreement	—	—%	50.0	5.5%	50.0	5.8%
NWN Water term loan	55.0	4.7%	55.0	4.8%	55.0	4.7%
Other long-term debt	6.3		5.9		6.6
Long-term debt, gross	1,586.0		1,545.6		1,586.3
Less: unamortized debt issuance costs	10.4		10.3		10.0
Less: current maturities	0.9		240.7		150.9
Total long-term debt	$1,574.7		$1,294.6		$1,425.4
(1) Weighted average interest rate for the six months ended June 30, 2024 and June 30, 2023
(2) Weighted average interest rate for the year ended December 31, 2023

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2025 through 2053 and interest rates ranging from 2.82% to 7.85%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2029 and interest rates ranging from 5.78% to 5.84%. NWN Water's term loan is due in 2026. In March 2024, NW Holdings retired a $100.0 million credit agreement and NWN Water retired a $50.0 million credit agreement. No debt is scheduled to mature in the next twelve months as of June 30, 2024 at NW Natural and $0.9 million of debt is scheduled to mature in the next twelve months at NW Holdings.

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

Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with major a financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.8%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026.

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	June 30,		December 31,
In thousands	2024	2023	2023
NW Natural:
Gross long-term debt	$1,374,700	$1,334,700	$1,374,700
Unamortized debt issuance costs	(9,634)	(10,141)	(9,968)
Carrying amount	1,365,066	1,324,559	1,364,732
Estimated fair value(1)	1,182,455	1,176,519	1,236,559

NW Holdings:
Gross long-term debt	$1,585,986	$1,545,553	$1,586,344
Unamortized debt issuance costs	(10,369)	(10,261)	(10,044)
Carrying amount	1,575,617	1,535,292	1,576,300
Estimated fair value(1)	1,393,946	1,385,612	1,447,941
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

The following table provides the components of net periodic benefit cost (credit) for the pension and other postretirement benefit plans:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$979	$1,049	$24	$28	$1,959	$2,098	$49	$56
Interest cost	5,159	5,218	247	248	10,319	10,436	495	496
Expected return on plan assets	(5,936)	(6,210)	—	—	(11,871)	(12,871)	—	—
Amortization of net actuarial loss	1,496	140	—	—	2,991	279	—	—
Net periodic benefit cost (credit)	1,698	197	271	276	3,398	(58)	544	552
Amount allocated to construction	(476)	(439)	(10)	(9)	(901)	(913)	(18)	(20)
Net periodic benefit cost (credit) charged to expense	1,222	(242)	261	267	2,497	(971)	526	532
Amortization of regulatory balancing account	1,281	1,281	—	—	4,082	4,082	—	—
Net amount charged to expense	$2,503	$1,039	$261	$267	$6,579	$3,111	$526	$532

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Beginning balance	$(7,359)	$(6,312)	$(7,237)	$(6,414)
Amounts reclassified to AOCL	—	—	(183)	—
Amounts reclassified from AOCL:
Amortization of actuarial losses	207	140	380	279
Total reclassifications before tax	207	140	197	279
Tax expense (benefit)	60	(37)	(52)	(74)
Total reclassifications for the period	267	103	145	205
Ending balance	$(7,092)	$(6,209)	$(7,092)	$(6,209)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made $3.4 million of cash contributions to its qualified defined benefit pension plans during the six months ended June 30, 2024 and no cash contributions during the six months ended June 30, 2023. NW Natural expects to make cash contributions of approximately $17.2 million to the Pension Plan during the remainder of 2024.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $5.8 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2024	2023	2024	2023
Income tax at statutory rate (federal)	$(756)	$312	$(80)	$442
State income tax	(345)	211	(167)	217
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	107	(161)	108	(160)
Other, net	182	(119)	183	(177)
Total (benefit) expense for income taxes	$(812)	$243	$44	$322

Effective income tax rate	22.6%	16.3%	(11.6)%	15.3%

	Six Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2024	2023	2024	2023
Income tax at statutory rate (federal)	$17,758	$20,644	$19,499	$21,854
State income tax	7,232	8,360	7,682	8,623
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(1,472)	(3,070)	(1,472)	(3,069)
Other, net	9	(544)	8	(664)
Total provision for income taxes	$23,527	$25,390	$25,717	$26,744

Effective income tax rate	27.8%	25.8%	27.7%	25.7%

The NW Holdings and NW Natural effective income tax rates for the six months ended June 30, 2024 compared to the same period in 2023 changed primarily as a result of lower regulatory flow-through. The income tax benefit resulting from applying a lower U.S. corporate income tax rate to gas reserves investments, that originally occurred in 2017 as a result of the TCJA, was completely amortized to the benefit of customers in 2023. See Note 11 in the 2023 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2022 tax year was completed during the first quarter of 2024. There were no material changes to the return as filed. The 2023 and 2024 tax years are subject to examination under CAP.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	June 30,		December 31,
In thousands	2024	2023	2023
NW Natural:
NGD plant in service	$4,330,415	$4,060,392	$4,206,455
NGD construction work in progress	170,625	123,163	105,166
Less: Accumulated depreciation	1,190,789	1,146,202	1,159,367
NGD plant, net	3,310,251	3,037,353	3,152,254
Other plant in service	68,712	70,364	71,175
Other construction work in progress	11,251	7,181	10,963
Less: Accumulated depreciation	22,380	22,068	22,595
Other plant, net	57,583	55,477	59,543
Total property, plant, and equipment, net	$3,367,834	$3,092,830	$3,211,797

Other (NW Holdings):
Other plant in service	$169,785	$122,161	$147,040
Other construction work in progress	13,805	8,732	15,810
Less: Accumulated depreciation	20,979	12,960	16,593
Other plant, net	162,611	117,933	146,257

NW Holdings:
Total property, plant, and equipment, net	$3,530,445	$3,210,763	$3,358,054

NW Natural:
Capital expenditures in accrued liabilities	$24,586	$28,466	$24,168
NW Holdings:
Capital expenditures in accrued liabilities	$28,370	$31,439	$27,879

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

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	June 30,		December 31,	June 30,		December 31,
In thousands	2024	2023	2023	2024	2023	2023
Investments in life insurance policies	$46,295	$46,772	$45,713	$46,295	$46,772	$45,713
Investments in gas reserves, non-current	19,570	21,488	20,893	19,570	21,488	20,893
Investment in unconsolidated affiliates	17,930	36,070	36,345	—	19,588	19,539
Total other investments	$83,795	$104,330	$102,951	$65,865	$87,848	$86,145

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2023 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of June 30, 2024. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $3.0 million, $4.4 million, and $4.0 million, which are recorded as liabilities in the June 30, 2024, June 30, 2023, and December 31, 2023 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.5 million, $3.2 million, and $2.3 million as of June 30, 2024, June 30, 2023, and December 31, 2023, respectively. See Note 13 in the 2023 Form 10-K.

Investments in Unconsolidated Affiliates
In December 2021, NWN Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. NWN Water subsequently increased its ownership stake in Avion Water as follows:

In millions	Amount	Ownership %
July 2022	$1.0	40.3%
June 2023	$1.0	43.1%
January 2024	$1.0	45.6%

Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 16,000 customer connections and employing 35 people. The carrying value of the equity method investment is $9.9 million higher than the underlying equity in the net assets of the investee at June 30, 2024 due to equity method goodwill. NW Natural Water's share in the earnings (loss) of Avion Water is included in other income (expense), net.

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

In January 2024, NW Natural replaced BioCarbN as manager of the Lexington and Dakota City companies. As a result, NW Natural determined that these investments no longer qualified as an equity method investment and were fully consolidated for the three and six months ended June 30, 2024.

14. BUSINESS COMBINATIONS

2024 Business Combinations
NWN Water did not acquire any businesses qualifying as business combinations during the six months ended June 30, 2024.

2023 Business Combinations
During the year ended December 31, 2023, NWN Water and its subsidiaries acquired the assets of five businesses qualifying as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions was $22.8 million, most of which was preliminarily allocated to property, plant and equipment and goodwill. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its service territories and included:
•Pedersen Family, LLC in Washington
•King Water Corporation in Washington
•Rose Valley Water Company in Arizona
•Hiland Water in Oregon
•Truxton and Cerbat in Arizona

As each of these acquisitions met the criteria of a business combination, a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. The allocation for each of these business combinations is considered preliminary as of June 30, 2024, except for Pedersen Family, LLC and King Water Corporation. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used and was made using existing regulatory conditions for net assets. These allocations are considered preliminary as of June 30, 2024, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate the acquired businesses. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period for all acquisitions described above.

Intangible Assets
In connection with the acquisition of King Water Corporation, NWN Water recorded long-term customer relationship intangible assets totaling $2.6 million, which will be amortized over 24 years. There was $0.1 million of amortization expense recognized for the six months ended June 30, 2024. Projected amortization expense at NW Holdings for customer relationship intangible assets for each of the next five years is $0.1 million in each year. The amortization will change in future periods if other intangible assets are acquired, impairments are recognized or the preliminary valuations as part of our purchase price allocation is refined.

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

As a result of all acquisitions completed, total goodwill was $163.2 million, $152.7 million, and $163.3 million as of June 30, 2024, June 30, 2023, and December 31, 2023, respectively. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	June 30,		December 31,
In thousands	2024	2023	2023
Natural gas (in therms):
Financial	776,400	801,020	948,425
Physical	615,300	538,794	571,610
Foreign exchange	$10,406	$10,438	$11,926

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	Three Months Ended June 30,
	2024		2023
In thousands	Natural gas commodity	Foreign Exchange	Natural gas commodity	Foreign Exchange
Benefit (expense) to cost of gas	$493	$17	$(11,936)	$168
Operating revenues (expense)	—	—	—	—
Amounts deferred to regulatory accounts on balance sheet	(493)	(17)	11,936	(168)
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

	Six Months Ended June 30,
	2024		2023
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$38,457	$(162)	$(73,257)	$181
Operating revenues (expense)	—	—	—	—
Amounts deferred to regulatory accounts on balance sheet	(38,457)	162	73,257	(181)
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

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

Realized Gain/Loss
NW Natural realized net losses of $18.7 million and net losses of $69.2 million for the three and six months ended June 30, 2024, respectively, from the settlement of natural gas financial derivative contracts, whereas, net losses of $19.2 million and net gains of $153.2 million were realized for the three and six months ended June 30, 2023, respectively. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of June 30, 2024 or 2023. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $5.4 million and a liability of $59.2 million as of June 30, 2024, an asset of $8.4 million and a liability of $61.2 million as of June 30, 2023, and an asset of $9.0 million and a liability of $124.2 million as of December 31, 2023.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustment for all financial derivatives outstanding to the fair value calculation was $0.2 million, which decreased the liability at June 30, 2024. The net fair value was a liability of $53.8 million, a liability of $52.8 million, and a liability of $115.2 million as of June 30, 2024 and 2023, and December 31, 2023, respectively. No Level 3 inputs were used in our derivative valuations during the six months ended June 30, 2024, and 2023. See Note 2 in the 2023 Form 10-K.

NWN Water Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.8%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026.

Unrealized gains and losses related to the interest rate swap agreement are recorded in AOCI on the consolidated balance sheet and totaled $0.6 million and $0.2 million, net of tax, as of June 30, 2024 and December 31, 2023, respectively. Realized gains or losses occur as a result of monthly swap settlements. A gain of $0.2 million and $0.6 million was reclassified from AOCI to net income during the three and six months ended June 30, 2024, respectively. The estimated amount of gains recorded in AOCI as of June 30, 2024 that are expected to be reclassified to net income within the next twelve months is $0.5 million.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	June 30,		December 31,	June 30,		December 31,
In thousands	2024	2023	2023	2024	2023	2023
Portland Harbor site:
Gasco/Siltronic Sediments	$9,654	$8,103	$12,428	$40,665	$42,120	$42,550
Other Portland Harbor	3,218	2,838	3,035	10,143	10,143	11,270
Gasco/Siltronic Upland site	11,822	11,424	16,304	32,379	33,516	34,235
Front Street site	762	513	687	428	939	939
Oregon Steel Mills	—	—	—	179	179	179
Total	$25,456	$22,878	$32,454	$83,794	$86,897	$89,173

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

The estimated costs for the various sediment remedy alternatives in the draft EE/CA, for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $50.3 million to $350 million. NW Natural has recorded a liability of $50.3 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in July 2020 and was completed in October 2020. The second year of post-construction monitoring was completed in 2022 and demonstrated that the cap was intact and performing as designed. NW Natural has recognized an additional liability of $1.2 million associated with long-term monitoring and post-construction work.

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

The following table presents information regarding the total regulatory asset deferred:

	June 30,		December 31,
In thousands	2024	2023	2023
Deferred costs and interest (1)	$64,917	$51,237	$57,758
Accrued site liabilities (2)	109,212	109,727	121,575
Insurance proceeds and interest	(52,025)	(56,055)	(50,764)
Total regulatory asset deferral(1)	122,104	104,909	128,569
Current regulatory assets(3)	9,915	6,749	9,950
Long-term regulatory assets(3)	112,189	98,160	118,619
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $38 thousand at June 30, 2024, $47 thousand at June 30, 2023, and $53 thousand at December 31, 2023.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three and six months ended June 30, 2024 and 2023 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2023 Annual Report on Form 10-K, as applicable (2023 Form 10-K).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Diluted (loss) earnings per share - Total(1)	$(0.07)	$0.03	$1.60	$2.03
Diluted (loss) earnings per share - NGD segment(2)	(0.08)	(0.01)	1.65	2.00
Diluted earnings (loss) per share - NW Holdings - other(2)	0.01	0.04	(0.05)	0.03
(1) Total Diluted EPS is equal to the sum of Diluted EPS - NGD segment and Diluted EPS - NW Holdings – other.
(2) Non-GAAP financial measure

EXECUTIVE SUMMARY

NW Holdings' financial results and highlights include:
•Reported a net loss of $2.8 million or $0.07 per share (diluted) for the second quarter of 2024, compared to net income of $1.2 million or $0.03 per share (diluted) in the prior year;
•Reported net income of $61.0 million or $1.60 per share (diluted) for the first six months of 2024, compared to net income of $72.9 million or $2.03 per share (diluted) in the prior year;
•Added nearly 16,000 gas and water utility connections during the past twelve months for a combined growth rate of 1.8% at June 30, 2024 mainly driven by strong water acquisitions; and
•Invested nearly $200 million in our utility systems in the first six months of 2024 in an effort to achieve greater reliability and resiliency.

Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended June 30,
	2024		2023		QTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net (loss) income	$(2,787)	$(0.07)	$1,244	$0.03	$(4,031)

Key quarter-to-date financial highlights for NW Natural include:

	Three Months Ended June 30,
	2024	2023	QTD
In thousands	Amount	Amount	Change
Consolidated net (loss) income	$(424)	$1,784	$(2,208)
Natural gas distribution margin	$110,309	$109,925	$384

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023.

Consolidated net income decreased $2.2 million at NW Natural primarily due to the following factors:
•$4.3 million decrease in other income, net primarily due to higher pension costs and lower interest income from invested cash and the equity portion of Allowance for Funds Used During Construction (AFUDC); and
•$1.8 million increase in depreciation expense due to additional capital investments; partially offset by
•$3.5 million decrease in operations and maintenance expenses due to lower payroll, benefits and contract labor costs, partially offset by higher amortization expense related to cloud computing arrangements; and
•$0.4 million increase in NGD segment margin driven by:
◦amortization of deferred balances (which is mostly offset in operations and maintenance expenses and interest expense) and customer growth; partially offset by
◦warmer than average weather for customers not covered under the weather normalization mechanism.

Consolidated net income decreased $4.0 million at NW Holdings primarily due to the following factors:
•$2.2 million decrease in consolidated net income at NW Natural as discussed above; and
•$1.8 million decrease in other net income primarily reflecting a gain from a settlement recognized in the prior year.

Key year-to-date financial highlights for NW Holdings include:

	Six Months Ended June 30,
	2024		2023		YTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net income	$61,036	$1.60	$72,915	$2.03	$(11,879)

Key year-to-date financial highlights for NW Natural include:

	Six Months Ended June 30,
	2024	2023	YTD
In thousands	Amount	Amount	Change
Consolidated net income	$67,134	$77,324	$(10,190)
Natural gas distribution margin	328,459	327,540	919
SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023.
Consolidated net income decreased $10.2 million at NW Natural primarily due to the following factors:
•$8.0 million decrease in other income, net primarily due to higher pension costs and lower interest income from invested cash and the equity portion of AFUDC;
•$2.7 million increase in depreciation expense due to additional capital investments;
•$1.8 million increase in interest expense, net due to higher long-term debt balances;
•$1.8 million increase in general taxes primarily driven by higher regulatory commission fees; and
•$1.3 million decrease in asset management revenue, partially offset by
•$3.4 million decrease in operations and maintenance expenses due to lower benefit costs and other employee-related expenses, partially offset by the amortization of deferred balances (which is primarily offset in revenues);
•$1.0 million decrease in income tax expense due to lower pre-tax income; and
•$0.9 million increase in NGD segment margin driven by:
◦the amortization of deferred balances (which is primarily offset in operations and maintenance expenses and interest expense) and customer growth; partially offset by

◦warmer than average weather for customers not covered under the weather normalization mechanism; and a decline in gains on the Oregon gas cost incentive sharing mechanism.

Consolidated net income decreased $11.9 million at NW Holdings primarily due to the following factors:
•$10.2 million decrease in consolidated net income at NW Natural as discussed above; and
•$1.7 million decrease in other net income primarily as a result of a gain from a settlement recognized in the prior year and higher interest expense at NW Holdings, partially offset by lower contributions to fund community outreach initiatives.

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

See the discussion in "Results of Operations", "Regulatory Matters" and "Financial Condition" below for additional detail regarding all significant activity that occurred during the second quarter of 2024.

DIVIDENDS

Dividend highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
Per common share	2024	2023	2024	2023
Dividends paid	$0.4875	$0.4850	$0.9750	$0.9700	$0.0025	$0.0050

In July 2024, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4875 per share. The dividend is payable on August 15, 2024 to shareholders of record on July 31, 2024, reflecting an annual indicated dividend rate of $1.95 per share.

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

NGD segment highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except EPS data	2024	2023	2024	2023
NGD net (loss) income	$(2,987)	$(271)	$62,728	$71,680	$(2,716)	$(8,952)
Diluted (loss) earnings per share - NGD segment	$(0.08)	$(0.01)	$1.65	$2.00	$(0.07)	$(0.35)
Gas sold and delivered (in therms)	229,061	236,366	658,063	699,415	(7,305)	(41,352)
NGD margin(1)	$110,309	$109,925	$328,459	$327,540	$384	$919
(1) See Natural Gas Distribution Margin Table below for additional detail.
THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. The primary factors contributing to the $2.7 million, or $0.07 per share, increase in NGD net loss were as follows:
•$4.2 million decrease in other income, net driven by higher pension non-service costs and lower interest income from invested cash and the equity portion of AFUDC;
•$1.8 million increase in depreciation expense due to additional capital investments; and
•$0.7 million increase in general taxes driven by higher property taxes and regulatory commission fees; partially offset by
•$3.5 million decrease in operations and maintenance expenses due to lower payroll, benefits and contract labor costs, partially offset by higher amortization expense related to cloud computing arrangements; and
•$0.4 million increase in NGD margin due to:
•$2.5 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and ERP upgrades (which is mostly offset in operations and maintenance expenses and interest expense); and
•$0.4 million increase driven by customer growth; partially offset by
•$2.5 million decrease due to lower usage from warmer comparative weather for customers not covered under the weather normalization mechanism among other miscellaneous items.

For the three months ended June 30, 2024, total NGD volumes sold and delivered decreased 7.3 million compared to the same period in 2023 primarily due to 30% warmer than average weather in the second quarter of 2024 compared to 8% warmer than average weather in the prior period.
SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. The primary factors contributing to the $9.0 million, or $0.35 per share, decrease in NGD net income were as follows:
•$8.0 million decrease in other income, net driven by higher pension non-service costs and lower interest income from invested cash and the equity portion of AFUDC;
•$2.8 million increase in depreciation expense due to additional capital investments;
•$1.9 million increase in interest expense, net primarily due to higher long-term debt balances; and
•$1.8 million increase in general taxes primarily driven by higher regulatory commission fees; partially offset by
•$3.8 million decrease in operations and maintenance expenses due to lower benefit costs and other employee-related expenses, partially offset by the amortization of deferred balances (which is mostly offset in revenues); and
•$0.9 million increase in NGD margin due to:
•$5.4 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and ERP upgrades (which is mostly offset in operations and maintenance expenses and interest expense);
•$1.6 million increase driven by customer growth and the estimated impact of an additional day in February due to the leap year among other miscellaneous items; partially offset by
•$4.5 million decrease due to lower usage from warmer comparative weather for customers not covered under the weather normalization mechanism; and
•$1.6 million decline in gains on the Oregon gas cost incentive sharing mechanism due to tighter market spreads compared to the PGA and higher than estimated gas costs during the cold weather event in January 2024.

For the six months ended June 30, 2024, total NGD volumes sold and delivered decreased 41.4 million therms over the same period in 2023 primarily due to 13% warmer than average weather in the first six months of 2024 compared to 2% colder than average weather in the prior period.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended June 30,		Six Months Ended June 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2024	2023	2024	2023	QTD Change	YTD Change
NGD volumes (therms)
Residential and commercial sales	117,290	122,977	419,289	453,642	(5,687)	(34,353)
Industrial sales and transportation	111,771	113,389	238,774	245,773	(1,618)	(6,999)
Total NGD volumes sold and delivered	229,061	236,366	658,063	699,415	(7,305)	(41,352)
Operating Revenues
Residential and commercial sales	$169,308	$194,382	$556,476	$606,689	$(25,074)	$(50,213)
Industrial sales and transportation	19,437	23,238	43,725	52,382	(3,801)	(8,657)
Other distribution revenues	1,234	1,368	2,765	2,978	(134)	(213)
Other regulated services	4,883	4,726	9,760	9,435	157	325
Total operating revenues	194,862	223,714	612,726	671,484	(28,852)	(58,758)
Less: Cost of gas	73,026	102,490	248,799	308,295	29,464	59,496
Less: Environmental remediation expense	2,329	2,140	8,075	7,515	(189)	(560)
Less: Revenue taxes	9,198	9,159	27,393	28,134	(39)	741
NGD margin	$110,309	$109,925	$328,459	$327,540	$384	$919

Margin(1)
Residential and commercial sales	$95,645	$95,069	$297,141	$294,315	$576	$2,826
Industrial sales and transportation	7,901	7,990	17,436	17,736	(89)	(300)
Gain from gas cost incentive sharing	700	731	1,500	3,074	(31)	(1,574)
Other margin	1,182	1,412	2,626	2,983	(230)	(357)
Other regulated services	4,881	4,723	9,756	9,432	158	324
NGD Margin	$110,309	$109,925	$328,459	$327,540	$384	$919

Degree days(2)
Average(3)	297	296	1,633	1,619	1	14
Actual	208	273	1,424	1,658	(24)%	(14)%
Percent (warmer) colder than average weather	(30)%	(8)%	(13)%	2%

	As of June 30,
	2024	2023	Change	Growth
NGD Meters - end of period:
Residential meters	731,497	726,763	4,734	0.7%
Commercial meters	69,390	68,964	426	0.6%
Industrial meters	1,056	1,065	(9)	(0.8)%
Total number of meters	801,943	796,792	5,151	0.6%

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
(3)    Average weather represents the 25-year average of heating degree days. Beginning November 1, 2022, average weather is calculated over the period June 1, 1996 through May 31, 2021, as determined in NW Natural's 2022 Oregon general rate case.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2024	2023	2024	2023
Volumes (therms)
Residential sales	69,423	72,622	261,264	282,440	(3,199)	(21,176)
Commercial sales	47,867	50,355	158,025	171,202	(2,488)	(13,177)
Total volumes	117,290	122,977	419,289	453,642	(5,687)	(34,353)
Operating revenues
Residential sales	$113,700	$132,692	$382,521	$406,165	$(18,992)	$(23,644)
Commercial sales	55,608	61,690	173,955	200,524	(6,082)	(26,569)
Total operating revenues	$169,308	$194,382	$556,476	$606,689	$(25,074)	$(50,213)
NGD margin
Residential NGD margin	$68,873	$68,457	$217,284	$212,779	$416	$4,505
Commercial NGD margin	26,772	26,612	79,857	81,536	160	(1,679)
Total NGD margin	$95,645	$95,069	$297,141	$294,315	$576	$2,826

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Residential and commercial margin increased $0.6 million compared to the prior period. The increase was primarily driven by 0.7% growth in residential customer meters. Volumes decreased 5.7 million therms due to lower usage driven by comparatively warmer weather.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Residential and commercial margin increased $2.8 million compared to the prior period. The increase was primarily driven by 0.7% growth in residential customer meters. Volumes decreased 34.4 million therms due to lower usage driven by comparatively warmer weather.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2024	2023	2024	2023
Volumes (therms)
Firm and interruptible sales	22,192	23,984	49,762	54,622	(1,792)	(4,860)
Firm and interruptible transportation	89,579	89,405	189,012	191,151	174	(2,139)
Total volumes - sales and transportation	111,771	113,389	238,774	245,773	(1,618)	(6,999)
NGD margin
Firm and interruptible sales	$2,998	$2,942	$6,999	$7,045	$56	$(46)
Firm and interruptible transportation	4,903	5,048	10,437	10,691	(145)	(254)
Total margin - sales and transportation	$7,901	$7,990	$17,436	$17,736	$(89)	$(300)

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Industrial sales and transportation margin decreased $0.1 million compared to the prior period primarily driven by lower sales volumes. Volumes decreased 1.6 million therms primarily due to lower usage from multiple customers, most notably in the chemical manufacturing and forest products industries, partially offset by higher usage from the pulp and paper industry.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Industrial sales and transportation margin decreased $0.3 million compared to the prior period primarily driven by lower sales and transportation volumes. Volumes decreased 7.0 million therms primarily due to lower usage from multiple customers, most notably in the pulp and paper, forest products, and food processing industries.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2024	2023	2024	2023
Cost of gas	$73,026	$102,490	$248,799	$308,295	$(29,464)	$(59,496)
Volumes sold (therms)(1)	139,482	146,961	469,051	508,264	(7,479)	(39,213)
Average cost of gas (cents per therm)	$0.52	$0.70	$0.53	$0.61	$(0.18)	$(0.08)
Gain from gas cost incentive sharing(2)	$700	$731	$1,500	$3,074	$(31)	$(1,574)
(1)This calculation excludes volumes delivered to industrial transportation customers.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2023 Form 10-K.

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Cost of gas decreased $29.5 million primarily due to a 26% decrease in average cost of gas and a 5% decrease in volumes sold. Volumes sold decreased 7.5 million therms due to lower usage driven by comparatively warmer weather.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Cost of gas decreased $59.5 million primarily due to a 13% decrease in average cost of gas and a 8% decrease in volumes sold. Volumes sold decreased 39.2 million therms due to lower usage driven by comparatively warmer weather. The gain from the Oregon gas cost incentive sharing mechanism declined $1.6 million due to tighter market spreads compared to the PGA and higher than estimated gas costs during the cold weather event in January 2024.

Other Regulated Services Margin
Other regulated services margin highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands	2024	2023	2024	2023
North Mist storage services	$4,807	$4,663	$9,614	$9,325	$144	$289
Other services	74	63	142	110	11	32
Total other regulated services	$4,881	$4,726	$9,756	$9,435	$155	$321

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Other regulated services margin increased $0.2 million compared to the prior period due to an increase in storage service revenue from the North Mist facility. See Note 7 for information regarding North Mist expansion lease accounting.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Other regulated services margin increased $0.3 million compared to the prior period due to an increase in storage service revenue from the North Mist facility.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except EPS data	2024	2023	2024	2023
NW Natural other - net income	$2,563	$2,055	$4,406	$5,644	$508	$(1,238)
Other NW Holdings activity	(2,363)	(540)	(6,098)	(4,409)	(1,823)	(1,689)
NW Holdings other - net income (loss)	$200	$1,515	$(1,692)	$1,235	$(1,315)	$(2,927)
Diluted earnings (loss) per share - NW Holdings - other	$0.01	$0.04	$(0.05)	$0.03	$(0.03)	$(0.08)

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Other net income increased $0.5 million at NW Natural and decreased $1.3 million at NW Holdings. The increase at NW Natural was primarily due to higher asset management revenue in the current period. The decrease at other NW Holdings was driven by a gain from a settlement recognized in the prior year.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Other net income decreased $1.2 million at NW Natural and $2.9 million at NW Holdings. The decrease at NW Natural was primarily due to lower asset management revenue due to favorable market conditions in the prior period that did not recur. The decrease at other NW Holdings was driven by a gain from a settlement recognized in the prior year and higher interest expense at NW Holdings, partially offset by lower contributions to fund community outreach programs.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2024	2023	2024	2023	Change	Change
NW Natural	$56,751	$60,238	$122,260	$125,627	$(3,487)	$(3,367)
Other NW Holdings operations and maintenance	8,199	6,581	16,304	13,009	1,618	3,295
NW Holdings	$64,950	$66,819	$138,564	$138,636	$(1,869)	$(72)

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Operations and maintenance expense decreased $3.5 million at NW Natural. The decrease at NW Natural was driven by the following:
•$2.4 million decrease related to lower payroll and benefit costs and other employee-related expenses; and
•$1.2 million decrease in contract labor costs; partially offset by
•$0.5 million increase in amortization expense related to cloud computing arrangements; and
•$0.4 million increase due to the amortization of deferred balances (which is mostly offset in revenues) primarily related to COVID-19, cybersecurity and information technology system upgrades.

Operations and maintenance expense decreased $1.9 million at NW Holdings primarily due to the following:
•$3.5 million decrease in operations and maintenance expense at NW Natural as discussed above; partially offset by
•$1.6 million increase in other NW Holdings operations and maintenance expense primarily due to costs associated with recently acquired water and wastewater subsidiaries.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Operations and maintenance expense decreased $3.4 million at NW Natural primarily due to the following:
•$4.8 million decrease related to lower benefit costs and other employee-related expenses; and
•$1.0 million decrease in contract labor costs; partially offset by
•$2.0 million increase due to the amortization of deferred balances (which is mostly offset in revenues) primarily related to COVID-19, cybersecurity and information technology system upgrades; and
•$1.1 million increase in amortization expense related to cloud computing arrangements.

Operations and maintenance expense decreased $0.1 million at NW Holdings primarily due to the following:
•$3.4 million decrease in operations and maintenance expense at NW Natural as discussed above; partially offset by
•$3.3 million increase in other NW Holdings operations and maintenance expense primarily due to costs associated with recently acquired water and wastewater subsidiaries, partially offset by lower business development costs at the holding company.

Depreciation
Depreciation highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2024	2023	2024	2023	Change	Change
NW Natural	$31,658	$29,880	$62,765	$60,024	$1,778	$2,741
Other NW Holdings depreciation	2,104	1,413	4,095	2,734	691	1,361
NW Holdings	$33,762	$31,293	$66,860	$62,758	$2,469	$4,102

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Depreciation expense increased $1.8 million at NW Natural primarily due to additional capital investments in the distribution system, such as installing new mains and meters, replacing equipment, and upgrading and improving facilities. In addition, NW Natural continued to invest in information technology projects in 2023 and 2024.

Depreciation expense increased $2.5 million at NW Holdings, primarily due to a $0.7 million increase in other NW Holdings depreciation related to capital expenditures at water and wastewater utilities and a $1.8 million increase at NW Natural as discussed above.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Depreciation expense increased $2.7 million at NW Natural primarily due to additional capital investments in the distribution system, such as installing new mains and meters, replacing equipment, and upgrading and improving facilities. In addition, NW Natural continued to invest in information technology projects in 2023 and 2024.

Depreciation expense increased $4.1 million at NW Holdings, primarily due to a $1.4 million increase in other NW Holdings depreciation related to capital expenditures at water and wastewater utilities and a $2.7 million increase at NW Natural as discussed above.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2024	2023	2024	2023	Change	Change
NW Natural other income (expense), net	$(430)	$3,832	$(1,752)	$6,277	$(4,262)	$(8,029)
Other NW Holdings activity	436	2,786	624	1,947	(2,350)	(1,323)
NW Holdings other income (expense), net	$6	$6,618	$(1,128)	$8,224	$(6,612)	$(9,352)

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Other income, net decreased $4.3 million at NW Natural primarily due to $1.5 million of higher pension non-service costs, $1.3 million of lower interest income from a lower level of invested cash and a $0.8 million decline from the equity portion of AFUDC. Costs related to our defined benefit pension plan for the three months ended June 30, 2024 increased compared to the prior year due to an increase in amortization of actuarial losses.

Other income, net decreased $6.6 million at NW Holdings driven by the decrease at NW Natural discussed above and a $2.7 million gain from a settlement recognized in the prior year.

Other income (expense), net primarily consists of regulatory interest, pension and other postretirement non-service costs, gains from company-owned life insurance, the equity portion of AFUDC, interest income and donations.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Other income, net decreased $8.0 million at NW Natural primarily due to $3.4 million of higher pension non-service costs, $1.7 million of lower interest income from a lower level of invested cash and a $1.1 million decline from the equity portion of AFUDC. Costs related to our defined benefit pension plan for the six months ended June 30, 2024 increased compared to the prior year due to an increase in amortization of actuarial losses.

Other income, net decreased $9.4 million at NW Holdings driven by the decrease at NW Natural discussed above and a $2.7 million gain from a settlement recognized in the prior year, partially offset by lower contributions to fund community outreach initiatives at NW Holdings.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2024	2023	2024	2023	Change	Change
NW Natural	$15,336	$15,028	$31,414	$29,639	$308	$1,775
Other NW Holdings interest expense, net	3,975	3,946	8,428	7,631	29	797
NW Holdings	$19,311	$18,974	$39,842	$37,270	$337	$2,572

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Interest expense, net increased $0.3 million at NW Natural primarily due to higher interest expense on a higher level of long-term debt.

Interest expense, net increased $0.3 million at NW Holdings due to the increase at NW Natural discussed above.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Interest expense, net increased $1.8 million at NW Natural primarily due to higher interest expense on a higher level of long-term debt.

Interest expense, net increased $2.6 million at NW Holdings due to the increase at NW Natural discussed above and higher interest expense at NW Holdings.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD	YTD
In thousands	2024	2023	2024	2023	Change	Change
NW Natural income tax expense	$44	$322	$25,717	$26,744	$(278)	$(1,027)
NW Holdings income tax (benefit) expense	$(812)	$243	23,527	25,390	$(1,055)	(1,863)

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Income tax expense decreased $0.3 million at NW Natural and $1.1 million at NW Holdings. The decrease in income tax expense is primarily due to lower pre-tax income in the current period compared to the prior year.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Income tax expense decreased $1.0 million at NW Natural and $1.9 million at NW Holdings. The decrease in income tax expense is primarily due to lower pre-tax income in the current period compared to the prior year.

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2023 Form 10-K.
Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At June 30, 2024, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation and policy, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

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

Included in the 2022-23 PGA, the OPUC and WUTC approved a new customer rate mitigation program to address higher gas costs, which includes a temporary bill credit for NW Natural’s residential customers from November 2022 to March 2023, with deferral of the temporary bill credit to be recovered in warmer months when customers typically see lower bills. As of June 30, 2024, the amount deferred to a regulatory asset related to the bill credit that remains to be collected from customers in the 2023-24 PGA year was approximately $1.5 million.

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

For the subsequent three gas years, NW Natural is hedged in total between 8% and 49% for annual requirements, which consists of between 9% and 53% in Oregon and between 0% and 16% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. We will continue to monitor gas prices as we fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the upcoming PGA year will be included in the Company’s PGA filings in Oregon and Washington.

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

As of May 1, 2024, core customers recalled non-utility Mist gas storage capacity of 0.2 million therms per day of deliverability and 1.15 Bcf of associated storage capacity to serve core utility customer needs. Customer impacts of this recall will begin on November 1, 2024, when the next PGA year begins, pending approval of the OPUC.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2023-24 gas year, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2023, the ROE threshold was 10.40%. NW Natural filed the 2023 earnings test in April 2024, indicating no customer refund adjustment based on results, which was approved by the OPUC in July 2024. NW Natural does not expect a customer refund adjustment for 2024 based on results of the earnings test.

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

DECOUPLING. In Oregon, NW Natural has a decoupling mechanism. Decoupling is intended to break the link between earnings and the quantity of gas consumed by customers, removing any financial incentive to discourage customers’ efforts to conserve energy. This mechanism employs a use-per-customer decoupling calculation, which adjusts margin revenues to account for the difference between actual and expected customer volumes. The margin adjustment resulting from differences between actual and expected volumes under the decoupling component is recorded to a deferral account, which is included in the annual PGA filing. The Oregon decoupling baseline usage per customer was reset in the 2022 Oregon general rate case.

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of June 30, 2024, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage for assets developed in advance of utility customer needs, and asset management revenues. In January 2024, the OPUC approved the annual 2024 bill credit for Oregon customers' share of interstate storage and asset management activities totaling approximately $20.8 million, which was credited to customers' bills in February 2024. An additional $8.4 million was credited to customer's bills in April 2024. These bill credits include revenue generated for the November 2022 through October 2023 PGA year. Credits are given to customers in Washington as reductions in rates through the annual PGA filing in November.

Regulatory Proceeding Updates
During 2024, NW Natural was involved in the regulatory activities discussed below.

2024 OREGON RATE CASE. On December 29, 2023, Northwest Natural Gas Company (NW Natural), a wholly owned subsidiary of Northwest Natural Holding Company (NW Holdings), filed a request for a general rate case (Rate Case) with the Public Utility Commission of Oregon (OPUC). The filing requested a $154.9 million annual revenue requirement increase, which included $34.0 million related to an updated depreciation study.

On July 24, 2024, NW Natural, the OPUC staff, the Oregon Citizens’ Utility Board (CUB), the Alliance of Western Energy Consumers (AWEC), the Coalition of Communities of Color, Climate Solutions, Verde, Columbia Riverkeeper, Oregon Environmental Council, Community Energy Project, and Sierra Club (Coalition), which comprise all of the parties to the rate case, filed a stipulation (Second Stipulation) with the OPUC which addresses the majority of issues in the Rate Case.

Prior to the Second Stipulation, NW Natural, the OPUC staff, CUB and AWEC reached a partial settlement on the cost of long-term debt of 4.712% (First Stipulation and together with the Second Stipulation, the Stipulations).

The Second Stipulation provides for a total revenue requirement increase of $95.0 million over revenues from existing rates, which includes $9.6 million related to an updated depreciation study, subject to completion of capital projects identified as being placed in service prior to the rate effective date. The revenue requirement is based on the following assumptions:

•Capital structure of 50% common equity and 50% long-term debt;
•Return on equity of 9.4%;
•Cost of capital of 7.056%; and
•Average rate base of $2.11 billion or an increase of $357 million since the last rate case.

The Stipulations do not address all aspects of the Rate Case. We expect the remaining items of the original request to be subject to the ongoing regulatory litigation process, including, among other items, NW Natural’s line extension allowance policy, other remaining contested issues, and certain non-revenue items. The Stipulations are subject to the review and approval of the OPUC. For new rates to be effective, the OPUC must issue an order, which may approve or deny the terms of the Stipulations or be issued under the OPUC’s own terms. NW Natural expects new rates to take effect November 1, 2024.

LOW INCOME DISCOUNT TARIFFS.
Oregon
In July 2022, NW Natural received approval from the OPUC for an income-qualifying residential bill discount program. The income threshold for program participation is at or below 60 percent of Oregon state median income (SMI). The program provides a bill discount for income-qualifying residential customers at four discount tier levels based on household income compared to SMI, with higher discounts given for lower income levels. The Second Stipulation executed in July 2024 modifies the bill discount percentages in the table below. Participating customers can self-certify their income and household size to qualify for the program directly with NW Natural or their local Community Action Agency. The program was available for qualifying customers starting November 1, 2022. Costs for the bill discount program include simultaneous recovery from all customers. Costs for the bill discount program, inclusive of start-up and administrative costs of the program, are recoverable in rates. The amount deferred to a regulatory asset as of June 30, 2024 was approximately $3.4 million.

	Total Household Income	Bill Discount Percentage
Tier 0	At or below 15% SMI	40%
Tier 1	16% - 30% of SMI	25%
Tier 2	31% - 45% of SMI	20%
Tier 3	46% - 60% of SMI	15%

Washington
In December 2023, NW Natural received approval from the WUTC for an income-qualifying residential bill discount program. The program was available for qualifying customers starting January 1, 2024. The Washington program is similar to the Oregon program, with the exception of the discount tier levels shown below. The income threshold for the Washington program participation is based on the greater of area median income (AMI) or federal poverty level (FPL). The amount deferred to a regulatory asset as of June 30, 2024 was approximately $0.6 million.

	Total Household Income	Bill Discount Percentage
Tier 0	At or below 60% FPL	80%
Tier 1	61% - 120% of FPL	40%
Tier 2	121% - 150% of FPL	20%
Tier 3	Greater of 80% AMI or 151% - 200% of FPL	15%

METER MODERNIZATION PROGRAM. In January 2024, NW Natural filed a request with the OPUC and WUTC to defer the incremental costs to replace approximately 600,000 meters over four years. The deferral was granted by the WUTC in the first quarter of 2024. The filing is pending with the OPUC. The amount deferred to a regulatory asset as of June 30, 2024 was approximately $0.6 million.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its most recent full IRP for both Oregon and Washington on September 23, 2022. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP. In August 2023, NW Natural received a letter of compliance from the WUTC acknowledging the 2022 IRP. The OPUC also issued their order on NW Natural's 2022 IRP in August 2023. NW Natural expects to file an update to the 2022 IRP in August 2024. We currently expect to file our next full IRP with Oregon and Washington in 2025.

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

NW Natural filed requests with the OPUC and WUTC to defer the costs associated with complying with the TSA's security directives. As of June 30, 2024, NW Natural has invested approximately $45.6 million in information and operational technology. A majority of the capital investment was included in rate base starting November 1, 2022 in Oregon.

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

WATER AND WASTEWATER UTILITIES. NWN Water currently serves nearly 185,000 people through approximately 74,000 connections across five states. In the first quarter of 2023, NWN Water signed a purchase agreement for a water utility with approximately 700 connections in Texas. After completing a fair market valuation process through the Public Utility Commission of Texas (PUCT), NWN Water filed the application with the PUCT in the first quarter of 2024. The acquisition is expected to close in the first quarter of 2025. In the second quarter of 2024, NWN Water signed a purchase agreement for a water utility with approximately 200 connections in Oregon. NWN Water filed the application with the OPUC and the acquisition is expected to close by the end of the first quarter of 2025.

For our regulated water utilities, we have been executing general rate cases.
•In October 2023, Foothills water and sewer utilities filed general rate cases with the ACC. The parties filed a settlement agreement in July 2024, with rates proposed to go into effect on November 1, 2024.
•In February 2024, Cascadia Water filed a general rate case with the WUTC. The WUTC has suspended the effective date of rates pending further review.
•In March 2024, Sunriver Water filed a general rate case with the OPUC. The parties filed a settlement agreement, with rates proposed to go into effect on November 1, 2024.
•In June 2024, Avion Water filed a general rate case with the OPUC. The OPUC has suspended the effective date of rates until April 28, 2025.

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

These and other federal regulations, programs and executive actions regarding GHG emissions could be affected by the elections in November 2024.

Washington State
In 2023, Washington comprised approximately 11% of NW Natural’s revenues, as well as 2% and 14% of new meters from commercial and residential customers, respectively. Effective February 1, 2021, building codes in Washington state require new residential homes to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which calculate electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of new home construction incorporating natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. Additionally, the Washington State Building Code Council (SBCC) voted in April 2022 to include updates in the state commercial building energy code that would restrict or eliminate the use of gas space and water heating in new commercial construction. In November 2022, the SBCC voted to include updates to the state residential building energy code that are expected to restrict the use of gas space and water heating in residential construction, with certain exceptions including for natural gas-fired heat pumps and hybrid fuel systems. The SBCC commercial and residential rules were expected to become effective July 1, 2023, but the SBCC delayed implementation and has modified those rules. The modified rules went into effect on March 15, 2024, and if determined to be valid are expected to make installation of gas appliances significantly more costly than their electric counterparts, likely affecting the selection of natural gas by developers and builders. The new modified rules are currently subject to legal challenge by a number of companies, organizations and utilities, including NW Natural.

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

Another statewide initiative, I-2066, has qualified to be on the ballot in November 2024. I-2066 would require utilities and local governments to provide natural gas to eligible customers, prohibit restrictions on natural gas usage, and repeal sections of state law that limit gas service, rebates and incentives.

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

In December 2021, the ODEQ concluded its rulemaking process and issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective in January 2022. The CPP outlines GHG emissions reduction goals of 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. The ODEQ rules were held invalid on procedural grounds by the Oregon Court of Appeals in December 2023. In January 2024, ODEQ announced that it would not appeal the Oregon Court of Appeals' decision, but has re-engaged in a rulemaking process and expects the new rulemaking to be effective January 2025. NW Natural received an order from the OPUC authorizing deferral of CPP compliance costs for the initial rule and intended to pursue inclusion of those compliance costs in rates and we are in the process of determining treatment given the CPP is invalid. We expect to include in rates compliance costs for any subsequently adopted ODEQ rules.

Local Jurisdictions and Other Advocacy
In addition to legislative activities at the state level, advocacy groups have indicated a willingness to pursue municipal ordinances and ballot measures or other local activities. Some local and county governments in the United States also have been proposing or passing renewable energy resolutions, restrictions, taxes, or fees seeking to accelerate climate action goals. A number of cities across the country, and several in our service territory are taking action or currently considering actions such as limitations or bans on the use of natural gas in new construction or otherwise. For example, in February 2023, the Eugene City Council passed an ordinance that prohibits the use of natural gas in low rise residential buildings beginning with permits submitted after June 2023. That ordinance was rescinded by the Eugene City Council after it was referred to the November 2023 ballot. In connection with the rescission, the City Council directed the Eugene City Manager to develop a plan to address GHG emissions and align incentives around GHG emissions. Subsequently, the City Council has directed the City Manager to engage in a number of actions, including identifying potential revenue sources as well as potential consequences of implementing the prior directive. Similarly, some jurisdictions and advocates are seeking to ban the use of natural gas and certain natural gas appliances inside homes and contend that there are detrimental indoor health effects associated with the use of natural gas.

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

Under SB 98, NW Natural is actively working to procure RNG supply for customers and increase the amount of RNG on our system and is also exploring the development of renewable hydrogen through power to gas. In 2022 and 2023, two RNG development facilities that access biogas derived from water treatment at Tyson Foods' processing plants were commissioned. To date, NW Natural has exclusive rights with options to purchase or develop RNG for utility customers totaling about 2% of NW Natural’s annual sales volume in Oregon. This percentage is subject to change as projects are awarded, canceled or modified.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	June 30,		December 31,
	2024	2023	2023
Common equity	46.1%	44.7%	44.9%
Long-term debt (including current maturities)	53.9	55.3	55.1
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	June 30,		December 31,
	2024	2023	2023
Common equity	48.1%	47.7%	47.5%
Long-term debt (including current maturities)	51.9	52.3	52.5
Total	100.0%	100.0%	100.0%

As of June 30, 2024 and 2023, and December 31, 2023, NW Holdings' consolidated capital structure included common equity of 44.8%, 44.0% and 43.5%; long-term debt of 52.5%, 46.0% and 48.3%; and short-term debt including current maturities of long-term debt of 2.7%, 10.0% and 8.2%, respectively. As of June 30, 2024 and 2023, and December 31, 2023, NW Natural's consolidated capital structure included common equity of 48.1%, 47.7%, and 47.2%; long-term debt of 51.9%, 48.8% and 52.2%; and short-term debt including current maturities of long-term debt of 0.0%, 3.5%, and 0.6%, respectively.

Liquidity and Capital Resources
At June 30, 2024 and 2023, NW Holdings had approximately $65.2 million and $137.8 million, and NW Natural had approximately $19.2 million and $131.8 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

ATM Equity Program
In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings may issue and sell from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which expires in mid-August 2024. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC. During the three months ended June 30, 2024, NW Holdings issued and sold 620,000 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $22.8 million, net of fees and commissions paid to agents of $0.3 million. During the six months ended June 30, 2024, NW Holdings issued and sold 953,000 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $35.0 million, net of fees and commissions paid to agents of $0.6 million. As of June 30, 2024, NW Holdings had $7.9 million of equity available for issuance under the program.

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

At June 30, 2024, NW Natural satisfied the ring-fencing provisions described above.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at June 30, 2024. See "Credit Ratings" below and Note 15.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include NW Natural's pension contribution requirements and environmental expenditures. For additional information, see Part II, Item 7 "Financial Condition" in the 2023 Form 10-K.

Gas Purchase Agreements
NW Natural Renewables is an unregulated subsidiary of NW Natural Holdings established to pursue unregulated renewable natural gas activities. In September 2021, a subsidiary of NW Natural Renewables, Ohio Renewables, and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to partially fund two production facilities that are designed to convert landfill waste gases to RNG (EDL Facilities). The EDL Facilities have been constructed, and testing and commissioning of these facilities is underway, but has been delayed. In July 2024, NW Natural Renewables and EDL executed amendments to the original agreements. Under the amended agreements, Ohio Renewables is committed to make cash payments of approximately $25 million per facility to partially fund the infrastructure required to condition biogas upon the facilities reaching substantial completion, or at Ohio Renewables' election, at an earlier date upon the facilities reaching specified production levels over a defined period. Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period. Under the amended agreements, we currently estimate the amount of RNG purchases based on prices and quantities specified in the agreements to be as follows: approximately $3.1 million in 2024, $18.9 million in 2025, $18.9 million in 2026, $22.8 million in 2027, $22.8 million in 2028 and $561.1 million thereafter.

Gas Sale Agreements
Ohio Renewables has contracted to sell RNG produced by the EDL Facilities up to certain specified volumes in each of calendar years 2024 through 2026 to an investment-grade counterparty. We currently estimate RNG volumes to be sold pursuant to this agreement to be approximately 3,000,000 MMbtu over the life of the agreement, provided that such amounts of RNG are produced by the EDL Facilities during that period.

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

Collective Bargaining Agreement
At December 31, 2023, 614 of NW Natural's natural gas distribution employees were members of the Office and Professional
Employees International Union (OPEIU) Local No. 11. In May 2024, union employees ratified a new collective bargaining agreement that took effect on June 1, 2024, expires on May 31, 2028, and is effective thereafter from year to year unless either party serves notice of its intent to negotiate modifications to the collective bargaining agreement. The terms of the collective bargaining agreement include the following items: a 6.0% wage increase effective June 1, 2024 and scheduled wage increases effective December 1 of each subsequent year of 4.0%; a 401(k) contribution of 4% for employees hired after our pension plan was closed on December 31, 2009; and a 401(k) match of 50% of the first 8% of savings.

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

At June 30, 2024, June 30, 2023 and December 31, 2023, short-term debt consisted of the following:

	June 30, 2024		June 30, 2023		December 31, 2023
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$—	—%	$—	—%	$16.8	5.5%
Other (NW Holdings):
Credit agreement	79.0	6.4%	41.0	6.2%	73.0	6.4%
NW Holdings	$79.0		$41.0		$89.8
(1) Weighted average interest rate on outstanding short-term debt

Credit Agreements
NW Holdings
At June 30, 2024, NW Holdings had a $200 million sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million. The maturity date of the agreement is November 3, 2026, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2024 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. At June 30, 2024, June 30, 2023 and December 31, 2023, $79.0 million, $41.0 million and $73.0 million were drawn under the NW Holdings Credit Agreement, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2024 and 2023, with consolidated indebtedness to total capitalization ratios of 55.1% and 56.0%, respectively.

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

NW Holdings had no letters of credit issued and outstanding under the credit agreement at June 30, 2024 and 2023.

NW Natural
At June 30, 2024, NW Natural had a sustainability-linked multi-year credit agreement for unsecured revolving loans totaling $400 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million. The maturity date of the agreement is November 3, 2026 with an available extension of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2024 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. NW Natural did not have any outstanding balances drawn under this credit facility at June 30, 2024, June 30, 2023 and December 31, 2023.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at June 30, 2024 or 2023. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at June 30, 2024 and 2023, with consolidated indebtedness to total capitalization ratios of 51.9% and 52.3%, respectively.

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

NW Natural had no letters of credit issued and outstanding under the credit agreement at June 30, 2024 and 2023.

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

In May 2024, NW Natural issued a $0.6 million letter of credit under the LC facility, which expired July 1, 2024.

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

At June 30, 2024, NW Holdings and NW Natural had long-term debt outstanding of $1,575.6 million and $1,365.1 million, respectively, which included $10.4 million and $9.6 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Natural's long-term debt consists of FMBs with maturity dates ranging from 2025 through 2053, interest rates ranging from 2.8% to 7.9%, and a weighted average interest rate of 4.6%. NW Holdings' long-term debt primarily consists of the Note Purchase Agreement at NW Holdings and a term loan at NWN Water due in 2026.

No long-term debt is scheduled to mature over the next twelve months as of June 30, 2024 at NW Natural and $0.9 million at NW Holdings. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2023 Form 10-K for long-term debt maturing over the next five years.

Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.8%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026.

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of June 30, 2024. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows
Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

	Six Months Ended June 30,
In thousands	2024	2023	YTD Change
NW Natural cash provided by operating activities	$232,199	$288,005	$(55,806)
NW Holdings cash provided by operating activities	246,076	297,854	(51,778)

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Cash provided by operating activities decreased $51.8 million at NW Holdings and $55.8 million at NW Natural. The significant factors contributing to the decrease at NW Natural were as follows:
•$48.2 million decrease in accounts receivable due to comparatively warmer weather in the current year;
•$18.7 million increase in asset optimization revenue sharing bill credits to customers;
•$14.8 million decrease in inventories due to higher priced gas and more gas withdrawn from storage in the prior year; and
•$10.2 million decrease in net income; partially offset by
•$38.8 million decrease in accounts payable resulting from payments of higher priced gas in the prior year.

The decrease in cash provided by operating activities at NW Holdings was primarily driven by the factors discussed above.

NW Natural made $3.4 million of cash contributions to its qualified defined benefit pension plans during the six months ended June 30, 2024 and no cash contributions during the six months ended June 30, 2023. NW Natural expects to make cash contributions of approximately $17.2 million during the remainder of 2024. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16 in the 2023 Form 10-K.
Investing Activities

	Six Months Ended June 30,
In thousands	2024	2023	YTD Change
NW Natural cash used in investing activities	$(179,772)	$(131,726)	$(48,046)
NW Holdings cash used in investing activities	(200,441)	(151,540)	(48,901)

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Cash used in investing activities increased $48.9 million at NW Holdings and $48.0 million at NW Natural. The increase in cash used in investing activities at NW Natural and NW Holdings was primarily driven by higher capital expenditures as we continue to invest in our natural gas, water and wastewater utility systems.

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

In June 2024, NW Natural Water agreed to acquire Infrastructure Capital Holdings, which includes the assets of Puttman Infrastructure, for approximately $34 million in cash consideration. The acquisition will add approximately 4,200 water, wastewater and recycled water customers across Oregon, Idaho and California. The transaction is expected to close in the third quarter of 2024 and will be included as cash paid for acquisitions in NW Holdings' statement of cash flows.

Financing Activities

	Six Months Ended June 30,
In thousands	2024	2023	YTD Change
NW Natural cash used in financing activities	$(53,936)	$(31,873)	$(22,063)
NW Holdings cash used in financing activities	(14,220)	(32,195)	17,975

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023. Cash used in financing activities decreased $18.0 million at NW Holdings and increased $22.1 million at NW Natural. The increase at NW Natural was attributable to a decrease in long-term debt issuances, partially offset by lower payments on short-term debt and lower dividend payments on common stock.

The decrease in cash used in financing activities at NW Holdings was primarily driven by lower payments on short-term debt and higher proceeds from common stock issuances, partially offset by a decrease in long-term debt issuances and payments made to retire long-term debt.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2023 Form 10-K. At June 30, 2024, NW Natural's total estimated liability related to environmental sites is $109.3 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" in the 2023 Form 10-K and Note 16.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the six months ended June 30, 2024. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2023 Form 10-K.

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$16,732,648
04/01/24-04/30/24	—	—	—	—
05/01/24-05/31/24	—	—	—	133,267,352
06/01/24-06/30/24	—	—	—	—
Total	—	$—	2,124,528	$150,000,000
(1)During the quarter ended June 30, 2024, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended June 30, 2024, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended June 30, 2024, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. Effective May 23, 2024, NW Holdings' Board authorized a new share repurchase program under which NW Holdings may repurchase in open market or privately negotiated transactions up to an aggregate of 5 million shares or an amount not to exceed $150 million. The new share repurchase program is authorized to continue until the program is used, terminated or replaced. The repurchase program replaces the Company’s previously authorized share repurchase program, which commenced in 2000 and authorized the repurchase of up to 2.8 million shares, or an amount not to exceed $100 million, in the aggregate. For more information on our prior program, refer to Note 5 in the 2023 Form 10-K.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2024

Exhibit Index
Exhibit Number	Document
3.1	Amended and Restated Bylaws of Northwest Natural Gas Company.

3.2	Amended and Restated Bylaws of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated May 29, 2024, File No. 1-38681).

4	Supplemental Indenture No. 27 to the Mortgage and Deed of Trust, dated as of July 1, 2024.

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	August 2, 2024
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Chief Financial Officer, Vice President, Treasurer, and Chief Accounting Officer

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	August 2, 2024
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Chief Financial Officer, Vice President, Treasurer, and Chief Accounting Officer