Form 10-Q
period 2024-09-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2024-11-12
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
At October 31, 2024, 40,132,048 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended September 30, 2024

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2024	2023	2024	2023

Operating revenues	$136,934	$141,479	$782,118	$841,761

Operating expenses:
Cost of gas	38,902	49,180	287,589	357,362
Operations and maintenance	63,940	61,524	202,504	200,160
Environmental remediation	1,151	1,032	9,226	8,547
General taxes	10,886	10,577	38,207	35,685
Revenue taxes	5,275	5,523	32,730	33,750
Depreciation	34,552	30,061	101,412	92,819
Other operating expenses	1,560	1,159	4,249	3,664
Total operating expenses	156,266	159,056	675,917	731,987
(Loss) income from operations	(19,332)	(17,577)	106,201	109,774
Other income (expense), net	930	5,004	(198)	13,228
Interest expense, net	19,060	19,406	58,902	56,676
(Loss) income before income taxes	(37,462)	(31,979)	47,101	66,326
Income tax (benefit) expense	(10,295)	(8,292)	13,232	17,098
Net (loss) income	(27,167)	(23,687)	33,869	49,228
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $58 and $9 for the three and nine months ended September 30, 2024, respectively	(58)	—	(192)	—
Amortization of non-qualified employee benefit plan liability, net of taxes of $54 and $37 for the three months ended and $155 and $111 for the nine months ended September 30, 2024 and 2023, respectively	153	102	432	307
Unrealized (loss) gain on interest rate swaps, net of taxes of $279 and $62 for the three months ended and $133 and $359 for the nine months ended September 30, 2024 and 2023, respectively	(775)	174	(371)	999
Comprehensive (loss) income	$(27,847)	$(23,411)	$33,738	$50,534
Average common shares outstanding:
Basic	38,394	36,214	38,356	35,950
Diluted	38,394	36,214	38,412	35,980
(Loss) earnings per share of common stock:
Basic	$(0.71)	$(0.65)	$0.88	$1.37
Diluted	(0.71)	(0.65)	0.88	1.37

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2024	2023	2023

Assets:
Current assets:
Cash and cash equivalents	$35,047	$156,616	$32,920
Accounts receivable	53,123	51,999	121,341
Accrued unbilled revenue	23,818	24,626	83,138
Allowance for uncollectible accounts	(2,885)	(2,312)	(3,455)
Regulatory assets	136,275	108,525	178,270
Derivative instruments	8,948	23,454	11,380
Inventories	108,651	94,585	112,571
Other current assets	45,873	49,947	65,275
Total current assets	408,850	507,440	601,440
Non-current assets:
Property, plant, and equipment	4,858,066	4,468,602	4,556,609
Less: Accumulated depreciation	1,245,725	1,189,968	1,198,555
Total property, plant, and equipment, net	3,612,341	3,278,634	3,358,054
Regulatory assets	322,781	312,665	333,443
Derivative instruments	1,377	6,188	431
Other investments	82,478	104,562	102,951
Operating lease right of use asset, net	69,402	71,477	71,308
Assets under sales-type leases	126,712	130,952	129,882
Goodwill	181,393	152,399	163,344
Other non-current assets	139,035	100,801	106,239
Total non-current assets	4,535,519	4,157,678	4,265,652
Total assets	$4,944,369	$4,665,118	$4,867,092

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands, except share information	2024	2023	2023

Liabilities and equity:
Current liabilities:
Short-term debt	$159,814	$71,000	$89,780
Current maturities of long-term debt	20,796	190,728	150,865
Accounts payable	96,260	99,326	145,361
Taxes accrued	17,759	17,120	15,454
Interest accrued	12,909	13,940	15,836
Regulatory liabilities	127,640	88,376	84,962
Derivative instruments	70,807	46,603	98,661
Operating lease liabilities	1,868	1,815	2,333
Other current liabilities	59,532	61,149	93,626
Total current liabilities	567,385	590,057	696,878
Long-term debt	1,555,000	1,424,572	1,425,435
Deferred credits and other non-current liabilities:
Deferred tax liabilities	389,281	375,917	382,673
Regulatory liabilities	708,948	683,262	695,896
Pension and other postretirement benefit liabilities	138,800	145,991	158,116
Derivative instruments	15,714	21,085	28,055
Operating lease liabilities	76,530	77,475	77,167
Other non-current liabilities	135,661	127,219	119,034
Total deferred credits and other non-current liabilities	1,464,934	1,430,949	1,460,941
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 40,120,524, 36,575,797, and 37,631,212 at September 30, 2024 and 2023, and December 31, 2023, respectively	986,545	851,288	890,976
Retained earnings	377,685	373,231	399,911
Accumulated other comprehensive loss	(7,180)	(4,979)	(7,049)
Total equity	1,357,050	1,219,540	1,283,838
Total liabilities and equity	$4,944,369	$4,665,118	$4,867,092

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total shareholders' equity, beginning balances	$1,346,716	$1,240,278	$1,283,838	$1,175,441

Common stock:
Beginning balances	929,498	831,135	890,976	805,253
Stock-based compensation	490	251	2,714	3,257
Shares issued pursuant to equity based plans, net of shares withheld for taxes	964	1,046	2,220	1,883
Issuance of common stock, net of issuance costs	55,593	18,856	90,635	40,895
Ending balances	986,545	851,288	986,545	851,288

Retained earnings:
Beginning balances	423,718	414,398	399,911	376,473
Net (loss) income	(27,167)	(23,687)	33,869	49,228
Dividends on common stock	(18,866)	(17,480)	(56,095)	(52,470)
Ending balances	377,685	373,231	377,685	373,231

Accumulated other comprehensive income (loss):
Beginning balances	(6,500)	(5,255)	(7,049)	(6,285)
Other comprehensive (loss) income	(680)	276	(131)	1,306
Ending balances	(7,180)	(4,979)	(7,180)	(4,979)

Total shareholders' equity, ending balances	$1,357,050	$1,219,540	$1,357,050	$1,219,540

Dividends per share of common stock	$0.4875	$0.4850	$1.4625	$1.4550

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2024	2023
Operating activities:
Net income	$33,869	$49,228
Adjustments to reconcile net income to cash provided by operations:
Depreciation	101,412	92,819
Amortization	14,544	13,482
Deferred income taxes	5,939	6,678
Qualified defined benefit pension plan expense (benefit)	3,047	(1,823)
Contributions to qualified defined benefit pension plans	(17,850)	—
Deferred environmental expenditures, net	(18,775)	(14,887)
Environmental remediation expense	9,226	8,547
Asset optimization revenue sharing bill credits	(29,198)	(10,471)
Other	8,300	7,129
Changes in assets and liabilities:
Receivables, net	130,676	182,297
Inventories	4,092	(6,484)
Income and other taxes	9,806	8,770
Accounts payable	(11,501)	(39,695)
Deferred gas costs	(7,703)	(8,678)
Asset optimization revenue sharing	10,743	18,667
Decoupling mechanism	1,989	(12,328)
Cloud-based software	(20,307)	(12,316)
Regulatory accounts	17,312	16,218
RNG facility prepayment	(26,046)	—
Other, net	122	4,350
Cash provided by operating activities	219,697	301,503
Investing activities:
Capital expenditures	(294,261)	(242,747)
Acquisitions, net of cash acquired	(28,819)	(3,248)
Purchase of equity method investment	(1,000)	(1,000)
Other	(2,215)	(3,525)
Cash used in investing activities	(326,295)	(250,520)
Financing activities:
Proceeds from common stock issued, net	90,563	40,955
Long-term debt issued	150,000	330,000
Long-term debt retired	(150,000)	(50,000)
Changes in other short-term debt, net	70,034	(187,200)
Cash dividend payments on common stock	(53,781)	(50,114)
Payment of financing fees	(901)	(2,042)
Shares withheld for tax purposes	(1,319)	(1,313)
Other	(814)	(753)
Cash provided by financing activities	103,782	79,533
(Decrease) increase in cash, cash equivalents and restricted cash	(2,816)	130,516
Cash, cash equivalents and restricted cash, beginning of period	49,624	40,964
Cash, cash equivalents and restricted cash, end of period	$46,808	$171,480
Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$57,837	$51,970
Income taxes paid, net of refunds	15,831	18,963

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023

Operating revenues	$121,193	$129,942	$744,156	$812,803

Operating expenses:
Cost of gas	38,743	49,235	287,542	357,530
Operations and maintenance	54,777	53,494	177,037	179,121
Environmental remediation	1,151	1,032	9,226	8,547
General taxes	10,256	10,328	36,652	34,925
Revenue taxes	5,188	5,425	32,581	33,559
Depreciation	32,092	28,446	94,857	88,470
Other operating expenses	552	397	1,810	1,636
Total operating expenses	142,759	148,357	639,705	703,788
(Loss) income from operations	(21,566)	(18,415)	104,451	109,015
Other income (expense), net	219	4,818	(1,533)	11,095
Interest expense, net	15,079	15,597	46,493	45,236
(Loss) income before income taxes	(36,426)	(29,194)	56,425	74,874
Income tax (benefit) expense	(10,078)	(7,707)	15,639	19,037
Net (loss) income	(26,348)	(21,487)	40,786	55,837
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $58 and $9 for the three and nine months ended September 30, 2024, respectively	(58)	—	(192)	—
Amortization of non-qualified employee benefit plan liability, net of taxes of $54 and $37 for the three months ended and $155 and $111 for the nine months ended September 30, 2024 and 2023, respectively	153	102	432	307
Comprehensive (loss) income	$(26,253)	$(21,385)	$41,026	$56,144

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2024	2023	2023

Assets:
Current assets:
Cash and cash equivalents	$18,268	$145,073	$19,841
Accounts receivable	47,094	48,322	117,216
Accrued unbilled revenue	21,548	22,608	81,524
Receivables from affiliates	3,888	2,195	824
Allowance for uncollectible accounts	(2,534)	(2,085)	(3,228)
Regulatory assets	136,250	108,525	178,270
Derivative instruments	9,093	22,679	11,184
Inventories	106,824	92,803	110,855
Other current assets	32,363	38,131	60,138
Total current assets	372,794	478,251	576,624
Non-current assets:
Property, plant, and equipment	4,654,081	4,328,477	4,393,759
Less: Accumulated depreciation	1,222,218	1,175,283	1,181,962
Total property, plant, and equipment, net	3,431,863	3,153,194	3,211,797
Regulatory assets	322,124	312,640	333,418
Derivative instruments	1,481	5,430	373
Other investments	64,313	87,753	86,145
Operating lease right of use asset, net	68,846	70,852	70,728
Assets under sales-type leases	126,712	130,952	129,882
Other non-current assets	110,352	99,131	102,410
Total non-current assets	4,125,691	3,859,952	3,934,753
Total assets	$4,498,485	$4,338,203	$4,511,377

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2024	2023	2023

Liabilities and equity:
Current liabilities:
Short-term debt	$100,114	$—	$16,780
Current maturities of long-term debt	19,993	39,997	—
Accounts payable	87,703	94,922	138,111
Payables to affiliates	464	562	14,850
Taxes accrued	17,186	16,915	15,293
Interest accrued	12,049	13,368	15,111
Regulatory liabilities	127,508	88,326	84,912
Derivative instruments	70,807	46,603	98,661
Operating lease liabilities	1,627	1,658	2,128
Other current liabilities	56,551	59,101	89,371
Total current liabilities	494,002	361,452	475,217
Long-term debt	1,345,240	1,364,556	1,364,732
Deferred credits and other non-current liabilities:
Deferred tax liabilities	376,321	366,730	371,867
Regulatory liabilities	708,003	682,315	694,947
Pension and other postretirement benefit liabilities	138,800	145,991	158,116
Derivative instruments	15,714	21,085	28,055
Operating lease liabilities	76,217	77,041	76,757
Other non-current liabilities	124,302	116,930	109,066
Total deferred credits and other non-current liabilities	1,439,357	1,410,092	1,438,808
Commitments and contingencies (Note 16)
Equity:
Common stock	644,903	644,903	644,903
Retained earnings	581,980	563,307	594,954
Accumulated other comprehensive loss	(6,997)	(6,107)	(7,237)
Total equity	1,219,886	1,202,103	1,232,620
Total liabilities and equity	$4,498,485	$4,338,203	$4,511,377

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total shareholder's equity, beginning balances	$1,264,334	$1,210,296	$1,232,620	$1,191,082

Common stock:
Beginning balances	644,903	614,903	644,903	614,903
Capital contributions from parent	—	30,000	—	30,000
Ending balances	644,903	644,903	644,903	644,903

Retained earnings:
Beginning balances	626,523	601,602	594,954	582,593
Net (loss) income	(26,348)	(21,487)	40,786	55,837
Dividends on common stock	(18,195)	(16,808)	(53,760)	(75,123)
Ending balances	581,980	563,307	581,980	563,307

Accumulated other comprehensive income (loss):
Beginning balances	(7,092)	(6,209)	(7,237)	(6,414)
Other comprehensive income	95	102	240	307
Ending balances	(6,997)	(6,107)	(6,997)	(6,107)

Total shareholder's equity, ending balances	$1,219,886	$1,202,103	$1,219,886	$1,202,103

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2024	2023

Operating activities:
Net income	$40,786	$55,837
Adjustments to reconcile net income to cash provided by operations:
Depreciation	94,857	88,470
Amortization	14,213	13,203
Deferred income taxes	3,519	1,411
Qualified defined benefit pension plan expense (benefit)	3,047	(1,823)
Contributions to qualified defined benefit pension plans	(17,850)	—
Deferred environmental expenditures, net	(18,775)	(14,887)
Environmental remediation expense	9,226	8,547
Asset optimization revenue sharing bill credits	(29,198)	(10,471)
Other	7,937	6,660
Changes in assets and liabilities:
Receivables, net	133,052	183,116
Inventories	4,404	(6,173)
Income and other taxes	635	6,942
Accounts payable	(15,512)	(43,315)
Deferred gas costs	(7,703)	(8,678)
Asset optimization revenue sharing	10,743	18,667
Decoupling mechanism	1,989	(12,328)
Cloud-based software	(20,307)	(12,316)
Regulatory accounts	17,781	16,249
Other, net	(210)	5,057
Cash provided by operating activities	232,634	294,168
Investing activities:
Capital expenditures	(264,673)	(216,368)
Other	(2,408)	(3,524)
Cash used in investing activities	(267,081)	(219,892)
Financing activities:
Cash contributions received from parent	—	30,000
Long-term debt issued	—	330,000
Long-term debt retired	—	(50,000)
Changes in other short-term debt, net	83,334	(170,200)
Cash dividend payments on common stock	(53,760)	(75,123)
Shares withheld for tax purposes	(1,319)	(1,313)
Other	(325)	(2,400)
Cash provided by financing activities	27,930	60,964
(Decrease) increase in cash, cash equivalents and restricted cash	(6,517)	135,240
Cash, cash equivalents and restricted cash, beginning of period	36,520	24,671
Cash, cash equivalents and restricted cash, end of period	$30,003	$159,911

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$45,661	$39,911
Income taxes paid, net of refunds	29,620	27,745

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

2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2023 Form 10-K. There were no material changes to those accounting policies during the nine months ended September 30, 2024 other than those set forth in this Note 2. The following are current updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	September 30,		December 31,
In thousands	2024	2023	2023
NW Natural:
Current:
Unrealized loss on derivatives(1)	$70,807	$46,603	$98,661
Gas costs	8,315	11,361	9,301
Environmental costs(2)	10,283	7,047	9,950
Decoupling(3)	690	3,480	2,288
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,208	2,208	2,208
Washington Climate Commitment Act compliance	8,455	—	20,537
COVID-19 deferrals and expenses, net	1,823	11,127	9,685
Security and systems improvements	2,907	3,131	3,267
Industrial demand side management(5)	13,610	9,972	6,964
Other(6)	10,021	6,465	8,278
Total current - NW Natural	136,250	108,525	178,270
Other (NW Holdings)	25	—	—
Total current - NW Holdings	$136,275	$108,525	$178,270
Non-current:
Unrealized loss on derivatives(1)	$15,715	$21,085	$28,055
Pension balancing(4)	23,732	29,450	27,460
Income taxes	9,930	10,540	10,731
Pension and other postretirement benefit liabilities	110,293	101,413	114,010
Environmental costs(2)	112,243	108,941	118,619
Gas costs	462	718	1,917
Decoupling(3)	20	212	1,017
Washington Climate Commitment Act compliance	22,396	12,513	—
COVID-19 deferrals and expenses, net	1,097	1,811	1,080
Security and systems improvements	8,715	10,808	9,734
Industrial demand side management(5)	897	672	5,554
Other(6)	16,624	14,477	15,241
Total non-current - NW Natural	322,124	312,640	333,418
Other (NW Holdings)	657	25	25
Total non-current - NW Holdings	$322,781	$312,665	$333,443

	Regulatory Liabilities
	September 30,		December 31,
In thousands	2024	2023	2023
NW Natural:
Current:
Gas costs	$43,361	$5,030	$6,375
Unrealized gain on derivatives(1)	9,093	22,679	11,184
Decoupling(3)	8,583	8,616	7,612
Income taxes	4,726	5,946	4,726
Asset optimization revenue sharing	15,453	29,938	31,583
Washington Climate Commitment Act compliance	39,890	9,365	17,199
Other(6)	6,402	6,752	6,233
Total current - NW Natural	127,508	88,326	84,912
Other (NW Holdings)	132	50	50
Total current - NW Holdings	$127,640	$88,376	$84,962
Non-current:
Gas costs	$2,899	$252	$8,556
Unrealized gain on derivatives(1)	1,481	5,430	373
Decoupling(3)	541	588	2,118
Income taxes(7)	167,913	171,843	169,485
Accrued asset removal costs(8)	518,379	489,006	496,235
Asset optimization revenue sharing	—	—	2,325
Washington Climate Commitment Act proceeds	—	654	—
Other(6)	16,790	14,542	15,855
Total non-current - NW Natural	708,003	682,315	694,947
Other (NW Holdings)	945	947	949
Total non-current - NW Holdings	$708,948	$683,262	$695,896
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
(5)Energy efficiency program for industrial sales customers in Oregon to provide assistance with reducing their gas usage.
(6)Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.
(7)Balance represents excess deferred income tax benefits subject to regulatory flow-through. See Note 11.
(8)Estimated costs of removal on certain regulated properties are collected through rates.

We believe all costs incurred and deferred at September 30, 2024 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. These investments are readily convertible to cash with fair value approximating cost. As of September 30, 2024, the amount invested in money market funds was $4.6 million at NW Natural and $6.5 million NW Holdings. As of September 30, 2023, the amount invested in money market funds was $132.6 million at NW Natural and NW Holdings. These investments are measured using net asset value per share.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of September 30, 2024 and 2023 and December 31, 2023:

	September 30,		December 31,
In thousands	2024	2023	2023
Cash and cash equivalents	$35,047	$156,616	$32,920
Restricted cash included in other current assets	11,761	14,864	16,704
Cash, cash equivalents and restricted cash	$46,808	$171,480	$49,624

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of September 30, 2024 and 2023 and December 31, 2023:

	September 30,		December 31,
In thousands	2024	2023	2023
Cash and cash equivalents	$18,268	$145,073	$19,841
Restricted cash included in other current assets	11,735	14,838	16,679
Cash, cash equivalents and restricted cash	$30,003	$159,911	$36,520

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

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of			As of
	December 31, 2023	Nine Months Ended September 30, 2024		September 30, 2024
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,397	$1,157	$(1,544)	$2,010
Commercial	501	93	(360)	234
Industrial	65	(35)	(2)	28
Accrued unbilled and other	265	66	(69)	262
Total NW Natural	3,228	1,281	(1,975)	2,534
Other - NW Holdings	227	165	(41)	351
Total NW Holdings	$3,455	$1,446	$(2,016)	$2,885

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

Greenhouse Gas Allowances
NW Natural is subject to greenhouse gas (GHG) emission reduction requirements under the Washington Climate Commitment Act (CCA) regulations. Under Washington's CCA, emission reduction compliance mechanisms include: 1) allowances distributed at no cost by the state, 2) purchasing and selling allowances at state-run auctions or secondary markets, 3) purchasing carbon offsets, and 4) supplying alternative gaseous fuels, such as renewable natural gas and hydrogen.

NW Natural will account for all purchased Washington allowances as inventory at the lower of cost or market. Any compliance instruments or allowances that are acquired through government allocations at no cost will be accounted for as inventory at no cost. As of September 30, 2024, NW Natural had $41.3 million of emissions allowances for compliance in Washington recorded as inventory.

The CCA allows for the sale of compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. As of September 30, 2024, NW Natural consigned no-cost allowances to Washington auctions and received a total of $22.1 million in cash, which proceeds were recorded as a regulatory liability for the benefit of customers. In October 2024, an additional $3.5 million in proceeds was received.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. Under the Washington program, NW Natural has recognized a $30.9 million liability as of September 30, 2024. A portion of the costs to comply with the Washington program are currently being recovered from utility customers through rates beginning January 1, 2024. NW Natural recognized $30.9 million of deferred costs as of September 30, 2024.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2024	2023	2024	2023
Net (loss) income	$(27,167)	$(23,687)	$33,869	$49,228
Average common shares outstanding - basic	38,394	36,214	38,356	35,950
Additional shares for stock-based compensation plans (See Note 8)	—	—	56	30
Average common shares outstanding - diluted	38,394	36,214	38,412	35,980
(Loss) earnings per share of common stock:
Basic	$(0.71)	$(0.65)	$0.88	$1.37
Diluted	$(0.71)	$(0.65)	0.88	1.37
Additional information:
Anti-dilutive shares	47	45	11	1

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

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. The following table presents summary financial information concerning the reportable segment and other:

	Three Months Ended September 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2024
Operating revenues	$114,004	$7,189	$121,193	$15,741	$136,934
Depreciation	31,826	266	32,092	2,460	34,552
Income (loss) from operations	(27,087)	5,521	(21,566)	2,234	(19,332)
Net income (loss)	(30,404)	4,056	(26,348)	(819)	(27,167)
Capital expenditures	84,219	1,439	85,658	9,674	95,332
2023
Operating revenues	$124,624	$5,318	$129,942	$11,537	$141,479
Depreciation	28,169	277	28,446	1,615	30,061
Income (loss) from operations	(22,192)	3,777	(18,415)	838	(17,577)
Net income (loss)	(24,160)	2,673	(21,487)	(2,200)	(23,687)
Capital expenditures	86,017	1,053	87,070	10,814	97,884

	Nine Months Ended September 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2024
Operating revenues	$726,730	$17,426	$744,156	$37,962	$782,118
Depreciation	94,074	783	94,857	6,555	101,412
Income (loss) from operations	92,674	11,777	104,451	1,750	106,201
Net income (loss)	32,324	8,462	40,786	(6,917)	33,869
Capital expenditures	263,186	1,487	264,673	29,588	294,261
Total assets at September 30, 2024	4,445,281	53,204	4,498,485	445,884	4,944,369
2023
Operating revenues	$796,108	$16,695	$812,803	$28,958	$841,761
Depreciation	87,650	820	88,470	4,349	92,819
Income (loss) from operations	97,357	11,658	109,015	759	109,774
Net income (loss)	47,520	8,317	55,837	(6,609)	49,228
Capital expenditures	214,874	1,494	216,368	26,379	242,747
Total assets at September 30, 2023	4,285,309	52,894	4,338,203	326,915	4,665,118
Total assets at December 31, 2023	4,458,117	53,260	4,511,377	355,715	4,867,092

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

The following table presents additional segment information concerning NGD margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
NGD margin calculation:
NGD distribution revenues	$109,124	$119,892	$712,090	$781,941
Other regulated services	4,880	4,732	14,640	14,167
Total NGD operating revenues	114,004	124,624	726,730	796,108
Less: NGD cost of gas	38,743	49,235	287,542	357,530
Environmental remediation	1,151	1,032	9,226	8,547
Revenue taxes	5,188	5,425	32,581	33,559
NGD margin	$68,922	$68,932	$397,381	$396,472

5. COMMON STOCK

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings issued and sold from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. In August 2024, the Finance Committee of the NW Holdings' Board of Directors authorized NW Holdings' sale of an additional $200 million in the aggregate gross sales price under the ATM equity program, with the result that a total of $400 million in the aggregate gross sales price has been authorized for issuance and sale under the ATM equity program. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which the Finance Committee of the NW Holdings' Board of Directors has authorized through August 2027. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC, which expires in August 2027, or will be registered on a subsequent registration statement to be filed by NW Holdings.

During the three months ended September 30, 2024, NW Holdings issued and sold 1,429,750 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $55.5 million, net of fees and commissions paid to agents of $0.9 million. During the nine months ended September 30, 2024, NW Holdings issued and sold 2,382,750 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $90.4 million, net of fees and commissions paid to agents of $1.5 million. As of September 30, 2024, NW Holdings had $146.7 million of equity available for issuance under the ATM equity program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries, NW Natural and NW Natural Water. Contributions to NW Natural and NW Natural Water will be used for general corporate purposes.

6. REVENUE

The following tables present disaggregated revenue:

	Three Months Ended September 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2024
Natural gas sales	$106,650	$—	$106,650	$24	$106,674
Gas storage revenue, net	—	4,516	4,516	—	4,516
Asset management revenue, net	—	1,663	1,663	—	1,663
Appliance retail center revenue	—	1,009	1,009	—	1,009
Renewable natural gas sales	—	—	—	329	329
Other revenue	780	—	780	15,388	16,168
Revenue from contracts with customers	107,430	7,188	114,618	15,741	130,359
Alternative revenue	2,454	—	2,454	—	2,454
Leasing revenue	4,121	—	4,121	—	4,121
Total operating revenues	$114,005	$7,188	$121,193	$15,741	$136,934

2023
Natural gas sales	$117,004	$—	$117,004	$—	$117,004
Gas storage revenue, net	—	3,014	3,014	—	3,014
Asset management revenue, net	—	1,623	1,623	—	1,623
Appliance retail center revenue	—	680	680	—	680
Other revenue	733	—	733	11,537	12,270

Revenue from contracts with customers	117,737	5,317	123,054	11,537	134,591
Alternative revenue	2,868	—	2,868	—	2,868
Leasing revenue	4,020	—	4,020	—	4,020
Total operating revenues	$124,625	$5,317	$129,942	$11,537	$141,479

	Nine Months Ended September 30,
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2024
Natural gas sales	$701,365	$—	$701,365	$24	$701,389
Gas storage revenue, net	—	10,587	10,587	—	10,587
Asset management revenue, net	—	3,593	3,593	—	3,593
Appliance retail center revenue	—	3,246	3,246	—	3,246
Renewable natural gas sales	—	—	—	329	329
Other revenue	2,334	—	2,334	37,609	39,943
Revenue from contracts with customers	703,699	17,426	721,125	37,962	759,087
Alternative revenue	10,661	—	10,661	—	10,661
Leasing revenue	12,370	—	12,370	—	12,370
Total operating revenues	$726,730	$17,426	$744,156	$37,962	$782,118

2023
Natural gas sales	$783,506	$—	$783,506	$—	$783,506
Gas storage revenue, net	—	9,014	9,014	—	9,014
Asset management revenue, net	—	4,879	4,879	—	4,879
Appliance retail center revenue	—	2,802	2,802	—	2,802
Other revenue	2,195	—	2,195	28,958	31,153
Revenue from contracts with customers	785,701	16,695	802,396	28,958	831,354
Alternative revenue	(1,623)	—	(1,623)	—	(1,623)
Leasing revenue	12,030	—	12,030	—	12,030
Total operating revenues	$796,108	$16,695	$812,803	$28,958	$841,761

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

Customer accounts are to be paid in full each month and as such, there is no significant financing component for this source of revenue. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations.

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

As of September 30, 2024, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $70.9 million. Of this amount, approximately $7.5 million will be recognized during the remainder of 2024, $22.6 million in 2025, $16.1 million in 2026, $7.8 million in 2027, $3.9 million in 2028 and $13.0 million thereafter. The amounts presented here are calculated using current contracted rates.

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

NW Holdings Other
Water and Wastewater Services
NW Natural Water provides water and wastewater services to customers. Water and wastewater service revenue is generally recognized over time upon delivery of the water commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the tariffs established in the states we operate. There is no right of return or warranty for services provided.

Customer accounts are to be paid in full each month, bi-monthly, or quarterly and as such, there is no significant financing component for this source of revenue. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations.

Renewable Natural Gas Sales
NW Natural Renewables is an unregulated subsidiary of NW Holdings established to pursue investments in renewable natural gas (RNG) activities. NW Natural Renewables' primary source of revenue is from the sale of RNG under long-term contracts. RNG revenue is generally recognized over time upon delivery of the gas commodity to the customer at the designated delivery point and the amount of consideration received and recognized as revenue is dependent on a variable pricing model defined per the contract. Customer accounts are to be paid in full each month and as such, there is no significant financing component for this source of revenue. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations.

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

The components of lease revenue at NW Natural were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Lease revenue
Operating leases	$23	$19	$65	$57
Sales-type leases	4,098	4,001	12,305	11,973
Total lease revenue	$4,121	$4,020	$12,370	$12,030

Additionally, lease revenue of $0.2 million and $0.1 million was recognized for the three months ended September 30, 2024 and 2023, respectively, and lease revenue of $0.5 million was recognized for both the nine months ended September 30, 2024 and 2023 related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at September 30, 2024 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
Remainder of 2024	$159	$3,893	$4,052
2025	632	15,306	15,938
2026	43	14,901	14,944
2027	27	14,521	14,548
2028	—	13,983	13,983
Thereafter	—	208,316	208,316
Total minimum lease payments	$861	270,920	$271,781
Less: imputed interest		145,494
Total leases receivable		$125,426

Other (NW Holdings):
Remainder of 2024	$13	$—	$13
2025	53	—	53
2026	56	—	56
2027	57	—	57
2028	58	—	58
Thereafter	800	—	800
Total minimum lease payments	$1,037	$—	$1,037

NW Holdings:
Remainder of 2024	$172	$3,893	$4,065
2025	685	15,306	15,991
2026	99	14,901	15,000
2027	84	14,521	14,605
2028	58	13,983	14,041
Thereafter	800	208,316	209,116
Total minimum lease payments	$1,898	270,920	$272,818
Less: imputed interest		145,494
Total leases receivable		$125,426

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $5.9 million, $5.4 million and $5.5 million at September 30, 2024 and 2023 and December 31, 2023, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of 3 months to 16 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
NW Natural:
Operating lease expense	$1,904	$1,817	$5,641	$5,382
Short-term lease (benefit) expense	(22)	198	443	556

Other (NW Holdings):
Operating lease expense	$49	$51	$140	$131

NW Holdings:
Operating lease expense	$1,953	$1,868	$5,781	$5,513
Short-term lease (benefit) expense	(22)	198	443	556

Supplemental balance sheet information related to operating leases as of September 30, 2024 and 2023 and December 31, 2023 is as follows:

In thousands	September 30,		December 31,
	2024	2023	2023
NW Natural:
Operating lease right of use asset	$68,846	$70,852	$70,728

Operating lease liabilities - current liabilities	$1,627	$1,658	$2,128
Operating lease liabilities - non-current liabilities	76,217	77,041	76,757
Total operating lease liabilities	$77,844	$78,699	$78,885

Other (NW Holdings):
Operating lease right of use asset	$556	$625	$580

Operating lease liabilities - current liabilities	$241	$157	$205
Operating lease liabilities - non-current liabilities	313	434	410
Total operating lease liabilities	$554	$591	$615

NW Holdings:
Operating lease right of use asset	$69,402	$71,477	$71,308

Operating lease liabilities - current liabilities	$1,868	$1,815	$2,333
Operating lease liabilities - non-current liabilities	76,530	77,475	77,167
Total operating lease liabilities	$78,398	$79,290	$79,500

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	September 30,		December 31,
	2024	2023	2023
Weighted-average remaining lease term (years)	15.5	16.5	16.2
Weighted-average discount rate	7.3%	7.3%	7.3%

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $8.7 million, $7.8 million and $8.0 million as of September 30, 2024 and 2023 and December 31, 2023, respectively.

Maturities of operating lease liabilities at September 30, 2024 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Remainder of 2024	$1,993	$57	$2,050
2025	7,495	225	7,720
2026	7,486	191	7,677
2027	7,538	107	7,645
2028	7,719	6	7,725
Thereafter	101,272	6	101,278
Total lease payments	133,503	592	134,095
Less: imputed interest	55,659	38	55,697
Total lease obligations	77,844	554	78,398
Less: current obligations	1,627	241	1,868
Long-term lease obligations	$76,217	$313	$76,530

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
In thousands	2024	2023
NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,502	$5,374
Finance cash flows from finance leases	325	369
Right of use assets obtained in exchange for lease obligations
Operating leases	$250	$81
Finance leases	325	369

Other (NW Holdings):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$142	$132
Right of use assets obtained in exchange for lease obligations
Operating leases	$97	$—
Finance leases	—	101

NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,644	$5,506
Finance cash flows from finance leases	325	369
Right of use assets obtained in exchange for lease obligations
Operating leases	$347	$81
Finance leases	325	470

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $2.9 million, $2.6 million and $2.6 million at September 30, 2024 and 2023 and at December 31, 2023, respectively.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees, including officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2023 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the nine months ended September 30, 2024, the final performance factor under the 2022 LTIP was approved and 46,156 performance-based shares were granted under the 2022 LTIP for accounting purposes. As such, NW Natural and other subsidiaries began recognizing compensation expense. In February 2023 and 2024, LTIP shares were awarded to participants; however, the agreements allow for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarters of 2025 and 2026, respectively, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of September 30, 2024, and therefore, no expense was recognized for the 2023 and 2024 awards. NW Holdings will calculate the grant date fair value and NW Natural will recognize expense over the remaining service period for each award once the final performance factor has been approved.

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

As of September 30, 2024, there was $0.1 million of unrecognized compensation cost associated with the 2022 LTIP grant, which is expected to be recognized through 2024.

Restricted Stock Units
During the nine months ended September 30, 2024, 68,577 RSUs were granted under the LTIP with a weighted-average grant date fair value of $39.09 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. As of September 30, 2024, there was $4.0 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2028.

9. DEBT

Short-Term Debt
At September 30, 2024, September 30, 2023 and December 31, 2023, short-term debt consisted of the following:

	September 30, 2024		September 30, 2023		December 31, 2023
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$100.1	5.2%	$—	—%	$16.8	5.5%
Other (NW Holdings):
Credit agreement	59.7	6.0%	71.0	6.4%	73.0	6.4%
NW Holdings	$159.8		$71.0		$89.8
(1) Weighted average interest rate on outstanding short-term debt

At September 30, 2024, NW Natural's commercial paper had a maximum remaining maturity of 39 days and an average remaining maturity of 25 days.

Long-Term Debt
At September 30, 2024, September 30, 2023 and December 31, 2023, NW Holdings' long-term debt consisted of the following:

	September 30, 2024		September 30, 2023		December 31, 2023
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,374.7	4.6%	$1,414.7	4.7%	$1,374.7	4.7%
NW Holdings unsecured senior bonds	150.0	5.8%	—	—%	—	—%
NW Holdings credit agreement	—	—%	100.0	5.5%	100.0	5.5%
NWN Water credit agreement	—	—%	50.0	5.7%	50.0	5.8%
NWN Water term loan	55.0	4.7%	55.0	4.8%	55.0	4.7%
Other long-term debt	6.2		5.8		6.6
Long-term debt, gross	1,585.9		1,625.5		1,586.3
Less: unamortized debt issuance costs	10.1		10.2		10.0
Less: current maturities	20.8		190.7		150.9
Total long-term debt	$1,555.0		$1,424.6		$1,425.4
(1) Weighted average interest rate for the nine months ended September 30, 2024 and September 30, 2023
(2) Weighted average interest rate for the year ended December 31, 2023

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2025 through 2053 and interest rates ranging from 2.82% to 7.85%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2029 and interest rates ranging from 5.78% to 5.84%. NWN Water's term loan is due in 2026. In March 2024, NW Holdings retired a $100.0 million credit agreement and NWN Water retired a $50.0 million credit agreement. $20.0 million of debt is scheduled to mature in the next twelve months as of September 30, 2024 at NW Natural and $0.8 million of debt is scheduled to mature in the next twelve months at other NW Holdings.

Issuance of Long-Term Debt
In December 2023, NW Holdings entered into a Note Purchase Agreement between NW Holdings and the institutional investors named as purchasers therein. The Note Purchase Agreement provided for the issuance of (i) $100.0 million aggregate principal amount of NW Holdings’ 5.78% Senior Notes, Series A, due March 2028 (5.78% Notes) and (ii) $50.0 million aggregate principal amount of NW Holdings’ 5.84% Senior Notes, Series B, due March 2029 (5.84% Notes) in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The 5.78% Notes and the 5.84% Notes were issued in March 2024, pursuant to the Note Purchase Agreement. The proceeds from the Note Purchase Agreement were used to settle an existing term loan at NW Holdings for $100.0 million and make an equity contribution to NWN Water, which was used to settle an existing term loan for $50 million.

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	September 30,		December 31,
In thousands	2024	2023	2023
NW Natural:
Gross long-term debt	$1,374,700	$1,414,700	$1,374,700
Unamortized debt issuance costs	(9,467)	(10,147)	(9,968)
Carrying amount	1,365,233	1,404,553	1,364,732
Estimated fair value(1)	1,259,711	1,176,212	1,236,559

NW Holdings:
Gross long-term debt	$1,585,943	$1,625,545	$1,586,344
Unamortized debt issuance costs	(10,147)	(10,245)	(10,044)
Carrying amount	1,575,796	1,615,300	1,576,300
Estimated fair value(1)	1,475,461	1,385,144	1,447,941
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

The following table provides the components of net periodic benefit cost (credit) for the pension and other postretirement benefit plans:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$915	$842	$25	$27	$2,874	$2,940	$74	$83
Interest cost	5,110	5,283	248	247	15,429	15,719	743	743
Expected return on plan assets	(5,940)	(6,421)	—	—	(17,811)	(19,292)	—	—
Amortization of net actuarial loss	1,416	139	—	—	4,407	418	—	—
Net periodic benefit cost (credit)	1,501	(157)	273	274	4,899	(215)	817	826
Amount allocated to construction	(485)	(326)	(11)	(9)	(1,386)	(1,239)	(29)	(29)
Net periodic benefit cost (credit) charged to expense	1,016	(483)	262	265	3,513	(1,454)	788	797
Amortization of regulatory balancing account	675	675	—	—	4,757	4,757	—	—
Net amount charged to expense	$1,691	$192	$262	$265	$8,270	$3,303	$788	$797

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Beginning balance	$(7,092)	$(6,209)	$(7,237)	$(6,414)
Amounts reclassified to AOCL	—	—	(183)	—
Amounts reclassified from AOCL:
Amortization of actuarial losses	207	139	587	418
Total reclassifications before tax	207	139	404	418
Tax benefit	(112)	(37)	(164)	(111)
Total reclassifications for the period	95	102	240	307
Ending balance	$(6,997)	$(6,107)	$(6,997)	$(6,107)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made $17.9 million of cash contributions to its qualified defined benefit pension plans during the nine months ended September 30, 2024 and no cash contributions during the nine months ended September 30, 2023. In October 2024, NW Natural made a $2.6 million cash contribution and does not expect to make further contributions to the Pension Plan during the remainder of 2024.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $8.5 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended September 30,
	NW Holdings		NW Natural
In thousands	2024	2023	2024	2023
Income tax at statutory rate (federal)	$(7,867)	$(6,716)	$(7,650)	$(6,131)
State income tax	(3,219)	(2,742)	(3,215)	(2,633)
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	677	1,015	681	1,018
Other, net	114	151	106	39
Total benefit for income taxes	$(10,295)	$(8,292)	$(10,078)	$(7,707)

Effective income tax rate	27.5%	25.9%	27.7%	26.4%

	Nine Months Ended September 30,
	NW Holdings		NW Natural
In thousands	2024	2023	2024	2023
Income tax at statutory rate (federal)	$9,891	$13,928	$11,849	$15,723
State income tax	4,013	5,618	4,467	5,990
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(795)	(2,055)	(791)	(2,051)
Other, net	123	(393)	114	(625)
Total provision for income taxes	$13,232	$17,098	$15,639	$19,037

Effective income tax rate	28.1%	25.8%	27.7%	25.4%

The NW Holdings and NW Natural effective income tax rates for the nine months ended September 30, 2024 compared to the same period in 2023 changed primarily as a result of lower regulatory flow-through. The income tax benefit resulting from applying a lower U.S. corporate income tax rate to gas reserves investments, that originally occurred in 2017 as a result of the TCJA, was completely amortized to the benefit of customers in 2023. See Note 11 in the 2023 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2022 tax year was completed during the first quarter of 2024. There were no material changes to the return as filed. The 2023 and 2024 tax years are subject to examination under CAP.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	September 30,		December 31,
In thousands	2024	2023	2023
NW Natural:
NGD plant in service	$4,414,226	$4,096,560	$4,206,455
NGD construction work in progress	158,334	153,231	105,166
Less: Accumulated depreciation	1,199,565	1,152,952	1,159,367
NGD plant, net	3,372,995	3,096,839	3,152,254
Other plant in service	69,919	70,363	71,175
Other construction work in progress	11,602	8,323	10,963
Less: Accumulated depreciation	22,653	22,331	22,595
Other plant, net	58,868	56,355	59,543
Total property, plant, and equipment, net	$3,431,863	$3,153,194	$3,211,797

Other (NW Holdings):
Other plant in service	$187,265	$127,721	$147,040
Other construction work in progress	16,720	12,404	15,810
Less: Accumulated depreciation	23,507	14,685	16,593
Other plant, net	180,478	125,440	146,257

NW Holdings:
Total property, plant, and equipment, net	$3,612,341	$3,278,634	$3,358,054

NW Natural:
Capital expenditures in accrued liabilities	$24,348	$21,402	$24,168
NW Holdings:
Capital expenditures in accrued liabilities	$27,929	$22,686	$27,879
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

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	September 30,		December 31,	September 30,		December 31,
In thousands	2024	2023	2023	2024	2023	2023
Investments in life insurance policies	$45,447	$46,870	$45,713	$45,447	$46,870	$45,713
Investments in gas reserves, non-current	18,866	21,439	20,893	18,866	21,439	20,893
Investment in unconsolidated affiliates	18,165	36,253	36,345	—	19,444	19,539
Total other investments	$82,478	$104,562	$102,951	$64,313	$87,753	$86,145

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2023 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of September 30, 2024. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $3.1 million, $4.4 million, and $4.0 million, which are recorded as liabilities in the September 30, 2024, September 30, 2023, and December 31, 2023 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.7 million, $2.4 million, and $2.3 million as of September 30, 2024, September 30, 2023, and December 31, 2023, respectively. See Note 13 in the 2023 Form 10-K.

Investments in Unconsolidated Affiliates
In December 2021, NWN Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. NWN Water subsequently increased its ownership stake in Avion Water as follows:

In millions	Amount	Ownership %
July 2022	$1.0	40.3%
June 2023	$1.0	43.1%
January 2024	$1.0	45.6%

Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 16,000 customer connections and employing 35 people. The carrying value of the equity method investment is $9.9 million higher than the underlying equity in the net assets of the investee at September 30, 2024 due to equity method goodwill. NW Natural Water's share in the earnings (loss) of Avion Water is included in other income (expense), net.

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

In January 2024, NW Natural replaced BioCarbN as manager of the Lexington and Dakota City companies. As a result, NW Natural determined that these investments no longer qualified as an equity method investment and were fully consolidated for the three and nine months ended September 30, 2024.

14. BUSINESS COMBINATIONS

2024 Business Combinations
In September 2024, NWN Water completed the acquisition of Infrastructure Capital Holdings (ICH), which includes 100% of the membership interests of the following entities:
•Avimore Water Reclamation Company, LLC
•Bents Court Water Company, LLC
•Emerald Valley Wastewater Company, LLC
•OMSID Infrastructure Holdings Company, LLC

•Quigley Recycled Water Company, LLC
•Mines Park Infrastructure Holdings Company, LLC
•Puttman Infrastructure Services Company, LLC

The acquisition added wastewater and recycled water customers across Oregon, Idaho and California. The acquisition-date fair value of the total consideration transferred was approximately $28.9 million.

The ICH acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with ICH. This allocation is considered preliminary as of September 30, 2024, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate ICH. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period. The acquisition costs were not material and expensed as incurred.

Preliminary goodwill of $18.2 million was recognized from this acquisition. The goodwill recognized is attributable to ICH's non-regulated water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were recognized. The amount of goodwill that is expected to be deductible for income tax purposes is approximately $17.6 million.

The preliminary purchase price for the acquisition has been allocated to the net assets acquired as of the acquisition date and is as follows:

In thousands
Current assets	$520
Property, plant and equipment	10,560
Goodwill	18,227
Non-current assets	394
Current liabilities	(765)
Non-current liabilities	(53)
Total net assets acquired	$28,883

The amount of ICH revenues included in NW Holdings' consolidated statements of comprehensive income is $0.8 million for the three and nine months ended September 30, 2024. Earnings from ICH activities for the three and nine months ended September 30, 2024 were not material to the results of NW Holdings.

In November 2024, NWN Water completed the acquisition of three water utilities with approximately 200 connections in Oregon.

NWN Water did not acquire any other businesses qualifying as business combinations during the nine months ended September 30, 2024.

2023 Business Combinations
During the year ended December 31, 2023, NWN Water and its subsidiaries acquired the assets of five businesses qualifying as business combinations. The aggregate fair value of the preliminary consideration transferred for these acquisitions was $22.8 million, most of which was preliminarily allocated to property, plant and equipment and goodwill. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its service territories and included:
•Pedersen Family, LLC in Washington
•King Water Corporation in Washington
•Rose Valley Water Company in Arizona
•Hiland Water in Oregon
•Truxton and Cerbat in Arizona

As each of these acquisitions met the criteria of a business combination, a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. The allocation for each of these business combinations is considered preliminary as of September 30, 2024, except for Pedersen Family, LLC and King Water Corporation. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used and was made using existing regulatory conditions for net assets. These allocations are considered preliminary as of September 30, 2024, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate the acquired businesses. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period for all acquisitions described above.

Intangible Assets
In connection with the acquisition of King Water Corporation, NWN Water recorded long-term customer relationship intangible assets totaling $2.6 million, which will be amortized over 24 years. There was $0.2 million of amortization expense recognized for the nine months ended September 30, 2024. Projected amortization expense at NW Holdings for customer relationship intangible assets for each of the next five years is $0.1 million in each year. The amortization will change in future periods if other intangible assets are acquired, impairments are recognized or the preliminary valuations as part of our purchase price allocation is refined.

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

As a result of all acquisitions completed, total goodwill was $181.4 million, $152.4 million, and $163.3 million as of September 30, 2024, September 30, 2023, and December 31, 2023, respectively. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	September 30,		December 31,
In thousands	2024	2023	2023
Natural gas (in therms):
Financial	926,617	1,080,345	948,425
Physical	760,100	749,838	571,610
Foreign exchange	$10,408	$10,483	$11,926

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	Three Months Ended September 30,
	2024		2023
In thousands	Natural gas commodity	Foreign Exchange	Natural gas commodity	Foreign Exchange
Benefit (expense) to cost of gas	$(22,755)	$166	$14,516	$(276)
Amounts deferred to regulatory accounts on balance sheet	22,755	(166)	(14,516)	276
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

	Nine Months Ended September 30,
	2024		2023
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$15,702	$4	$(58,741)	$(95)
Amounts deferred to regulatory accounts on balance sheet	(15,702)	(4)	58,741	95
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

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

Realized Gain/Loss
NW Natural realized net losses of $14.1 million and net losses of $83.2 million for the three and nine months ended September 30, 2024, respectively, from the settlement of natural gas financial derivative contracts, whereas, net losses of $7.5 million and net gains of $145.7 million were realized for the three and nine months ended September 30, 2023, respectively. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of September 30, 2024 or 2023. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2024 or 2023. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed but could potentially require additional collateral posting by NW Natural in the event of a material adverse change in NW Natural's ability to perform.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $6.1 million and a liability of $82.0 million as of September 30, 2024, an asset of $10.1 million and a liability of $48.1 million as of September 30, 2023, and an asset of $9.0 million and a liability of $124.2 million as of December 31, 2023.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustment for all financial derivatives outstanding to the fair value calculation was $0.3 million, which decreased the liability at September 30, 2024. The net fair value was a liability of $75.9 million, a liability of $38.0 million, and a liability of $115.2 million as of September 30, 2024 and 2023, and December 31, 2023, respectively. No Level 3 inputs were used in our derivative valuations during the nine months ended September 30, 2024, and 2023. See Note 2 in the 2023 Form 10-K.

NWN Water Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.8%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026.

Unrealized gains (losses) related to the interest rate swap agreement are recorded in AOCI on the consolidated balance sheet and totaled $(0.2) million, $1.1 million and $0.2 million, net of tax, as of September 30, 2024 and 2023 and December 31, 2023, respectively. Realized gains or losses occur as a result of monthly swap settlements. Gains of $0.2 million and $0.8 million were reclassified from AOCI to net income during the three and nine months ended September 30, 2024, respectively. The estimated amount of gains recorded in AOCI as of September 30, 2024 that are expected to be reclassified to net income within the next twelve months is $50 thousand.

16. COMMITMENTS AND CONTINGENCIES

NW Natural Renewables is an unregulated subsidiary of NW Holdings established to pursue investments in RNG activities. NW Natural Renewables, through its subsidiary Ohio Renewables, executed agreements with a subsidiary of EDL, a global producer of sustainable distributed energy, to secure RNG supply from two production facilities that are designed to convert landfill waste gases to RNG. This arrangement consists of a development agreement, an exclusive use agreement, a purchase agreement, and various guarantees.

Under the development agreement, the EDL subsidiary is responsible for the development and construction of the facilities and Ohio Renewables is committed to make payments of approximately $25 million per facility to the EDL subsidiary upon satisfaction of certain conditions. The first facility was completed and commenced delivery of RNG to Ohio Renewables in September 2024. Upon reaching this milestone, Ohio Renewables paid $26.0 million to the EDL subsidiary. The payment was recorded as a long-term prepaid asset and will be amortized based on the volumes delivered over the life of the agreement.

Under the purchase agreement, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL facilities over a 20-year period at a contractually specified price. We currently estimate the amount of RNG purchases from both facilities based on prices and quantities specified in the agreements to be as follows: approximately $0.4 million in 2024, $18.9 million in 2025, $18.9 million in 2026, $22.8 million in 2027, $22.8 million in 2028 and $556.5 million thereafter.

NW Holdings entered into a guarantee on behalf of Ohio Renewables with EDL. Per the guarantee, NW Holdings unconditionally and irrevocably guarantees the timely payment and performance when due of all obligations of Ohio Renewables. NW Holdings has not recognized a liability for its obligations under the guarantee in accordance with ASC 460, Guarantees.

Ohio Renewables has contracted to sell RNG produced by the EDL facilities up to certain specified volumes in each of calendar years 2024 through 2026 to an investment-grade counterparty. Upon each delivery of RNG, Ohio Renewables will purchase an equal quantity of natural gas without renewable attributes at the same delivery point. Ohio Renewables has separately contracted to sell the natural gas purchased from EDL to another counterparty also at the same delivery point upon receipt. Alongside these agreements, NW Holdings entered into a guarantee on behalf of Ohio Renewables. Per the guarantee, NW Holdings unconditionally and irrevocably guarantees the prompt payment of all present and future obligations of Ohio Renewables. NW Holdings has not recognized a liability for its obligations under the guarantee in accordance with ASC 460, Guarantees.

The guarantee specifies annual cap amounts on the aggregate liability covered by the Guarantee as follows:

In thousands	2024	2025	2026
Cap Amount	$56,168	$44,226	$21,113

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	September 30,		December 31,	September 30,		December 31,
In thousands	2024	2023	2023	2024	2023	2023
Portland Harbor site:
Gasco/Siltronic Sediments	$8,407	$18,679	$12,428	$40,665	$41,392	$42,550
Other Portland Harbor	3,371	3,524	3,035	9,580	9,580	11,270
Gasco/Siltronic Upland site	10,201	8,908	16,304	31,450	32,512	34,235
Front Street site	905	812	687	333	939	939
Oregon Steel Mills	—	—	—	179	179	179
Total	$22,884	$31,923	$32,454	$82,207	$84,602	$89,173

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

The estimated costs for the various sediment remedy alternatives in the draft EE/CA, for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $49.1 million to $350 million. NW Natural has recorded a liability of $49.1 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In 2024, NW Natural proposed to perform additional source control measures at Gasco intended to integrate upland source control with in-water cleanup work being designed for EPA at the Gasco Sediments Site described above. ODEQ is currently evaluating NW Natural’s proposed Basis of Design for those Interim Removal Action Measures.

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

The following table presents information regarding the total regulatory asset deferred:

	September 30,		December 31,
In thousands	2024	2023	2023
Deferred costs and interest (1)	$62,668	$49,899	$57,758
Accrued site liabilities (2)	105,052	116,469	121,575
Insurance proceeds and interest	(45,194)	(50,380)	(50,764)
Total regulatory asset deferral(1)	122,526	115,988	128,569
Current regulatory assets(3)	10,283	7,047	9,950
Long-term regulatory assets(3)	112,243	108,941	118,619
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $40 thousand at September 30, 2024, $57 thousand at September 30, 2023, and $53 thousand at December 31, 2023.
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

Legal Proceedings
On October 11, 2024, NW Natural was added as a defendant to an ongoing lawsuit brought by Multnomah County in the Circuit Court for Multnomah Count, Oregon (County of Multnomah v. Exxon Mobil Corp., et. al., No.23-cv-25164) against more than a dozen oil and gas producers seeking damages relating to climate change impacts. The County asserts various causes of action, including negligence, fraud, trespass and public nuisance under Oregon law related to the refining, producing and/or marketing of fossil fuels. NW Natural intends to vigorously defend against the claims.

On October 14, 2024, NW Natural and NW Holdings were named the defendants in a lawsuit filed in the Circuit Court for Multnomah County, Oregon (Blumm et. al. v. Northwest Natural Gas Company, 24-cv-48490), that is seeking class certification on behalf of all Oregon NW Natural Smart Energy-enrolled customers during the past approximately six years. The lawsuit alleges claims under Oregon's Unlawful Trade Practices Act and for breach of contract, with respect to NW Natural's Smart Energy program. The plaintiffs seek injunctive and equitable relief and damages. We intend to vigorously defend against the claims.

NW Natural and NW Holdings are subject to claims and litigation arising in the ordinary course of business including the matters discussed above. Although the final outcome of any of these legal proceedings cannot be predicted with certainty, including the matter relating to the Oregon Steel Mills site referenced below, NW Natural and NW Holdings do not expect that the ultimate disposition of any of these matters will have a material effect on their financial condition, results of operations or cash flows. See also Part II, Item 1, “Legal Proceedings".

Oregon Steel Mills Site
See Note 17 in the 2023 Form 10-K.

For additional information regarding other commitments and contingencies, see Note 16 in the 2023 Form 10-K.

18. SUBSEQUENT EVENT

Oregon Rate Case
On December 29, 2023, NW Natural filed a request for a general rate case (Rate Case) with the OPUC. The filing requested a $154.9 million annual revenue requirement increase, which included $34.0 million related to an updated depreciation study.

On July 24, 2024, NW Natural, the OPUC staff, the Oregon Citizens’ Utility Board (CUB), the Alliance of Western Energy Consumers (AWEC), the Coalition of Communities of Color, Climate Solutions, Verde, Columbia Riverkeeper, Oregon Environmental Council, Community Energy Project, and Sierra Club (Coalition), which comprise all of the parties to the rate case, filed a stipulation (Second Stipulation) with the OPUC which addressed the majority of issues in the Rate Case.

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

On October 25, 2024, the OPUC issued an order approving the Stipulations and resolving the remaining open items in the Rate Case. Along with resolving several non-revenue items, the OPUC ordered the phase out of NW Natural’s line extension allowance by November 1, 2027. Additionally, the OPUC ordered a downward adjustment to rate base of $13.7 million of undepreciated line extension costs, which we expect to result in a non-cash, pre-tax charge of approximately $13.7 million in the fourth quarter of 2024.

The final order and adjustments for completed capital projects resulted in a revenue requirement increase of $93.3 million over existing rates. Average rate base after final adjustments for completed capital projects was $2.09 billion or an increase of $334 million since the last rate case.

New rates authorized by the OPUC order were effective November 1, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three and nine months ended September 30, 2024 and 2023 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2023 Annual Report on Form 10-K, as applicable (2023 Form 10-K).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Diluted (loss) earnings per share - Total(1)	$(0.71)	$(0.65)	$0.88	$1.37
Diluted (loss) earnings per share - NGD segment(2)	(0.79)	(0.66)	0.84	1.32
Diluted earnings per share - NW Holdings - other(2)	0.08	0.01	0.04	0.05
(1) Total Diluted EPS is equal to the sum of Diluted EPS - NGD segment and Diluted EPS - NW Holdings – other.
(2) Non-GAAP financial measure

EXECUTIVE SUMMARY

NW Holdings' financial results and highlights include:
•Reported a net loss of $27.2 million or $0.71 per share (diluted) for the third quarter of 2024, compared to a net loss of $23.7 million or $0.65 per share (diluted) in the prior year;
•Reported net income of $33.9 million or $0.88 per share (diluted) for the first nine months of 2024, compared to net income of $49.2 million or $1.37 per share (diluted) in the prior year;
•Added nearly 17,000 gas and water utility connections during the past twelve months for a combined growth rate of 1.9% at September 30, 2024 mainly driven by strong water acquisitions;
•Closed ICH water acquisition adding wastewater and recycled water customers across Oregon, Idaho and California;
•EDL completed first unregulated RNG facility and commenced delivery of RNG to NW Natural Renewables; and
•Invested $294 million in our gas and water systems in the first nine months of 2024 to support growth and greater reliability and resiliency.

Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended September 30,
	2024		2023		QTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net loss	$(27,167)	$(0.71)	$(23,687)	$(0.65)	$(3,480)

Key quarter-to-date financial highlights for NW Natural include:

	Three Months Ended September 30,
	2024	2023	QTD
In thousands	Amount	Amount	Change
Consolidated net loss	$(26,348)	$(21,487)	$(4,861)
Natural gas distribution margin	$68,922	$68,932	$(10)

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023.

Consolidated net income decreased $4.9 million at NW Natural primarily due to the following factors:
•$4.6 million decrease in other income, net primarily due to higher pension costs, lower interest income from invested cash and lower regulatory interest income;
•$3.6 million increase in depreciation expense due to additional capital investments; and
•$1.3 million increase in operations and maintenance expenses due to higher payroll and benefit costs and an increase in amortization expense related to cloud computing arrangements, partially offset by lower contract labor costs;
partially offset by
•$2.4 million decrease in income tax expense due to lower pre-tax income; and
•$1.5 million increase in gas storage revenue.

Consolidated net income decreased $3.5 million at NW Holdings primarily due to the following factors:
•$4.9 million decrease in consolidated net income at NW Natural as discussed above; partially offset by
•$1.4 million increase in other net income primarily reflecting net income from the recently acquired ICH business and lower business development costs at the holding company.

Key year-to-date financial highlights for NW Holdings include:

	Nine Months Ended September 30,
	2024		2023		YTD
In thousands, except per share data	Amount	Per Share	Amount	Per Share	Change
Consolidated net income	$33,869	$0.88	$49,228	$1.37	$(15,359)

Key year-to-date financial highlights for NW Natural include:

	Nine Months Ended September 30,
	2024	2023	YTD
In thousands	Amount	Amount	Change
Consolidated net income	$40,786	$55,837	$(15,051)
Natural gas distribution margin	397,381	396,472	909
NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023.
Consolidated net income decreased $15.1 million at NW Natural primarily due to the following factors:
•$12.6 million decrease in other income, net primarily due to higher pension costs, lower interest income from invested cash, lower regulatory interest income and a decline in the equity portion of Allowance for Funds Used During Construction (AFUDC);
•$6.4 million increase in depreciation expense due to additional capital investments;
•$1.7 million increase in general taxes primarily driven by higher regulatory commission fees;
•$1.3 million increase in interest expense, net due to higher long-term debt balances; and
•$1.3 million decrease in asset management revenue, partially offset by
•$2.1 million decrease in operations and maintenance expenses due to lower benefit and contract labor costs and other employee-related expenses, partially offset by the amortization of deferred balances (which is primarily offset in revenues) and an increase in amortization expense related to cloud computing arrangements;
•$3.4 million decrease in income tax expense due to lower pre-tax income; and
•$1.6 million increase in gas storage revenue.

Consolidated net income decreased $15.4 million at NW Holdings primarily due to the following factors:
•$15.1 million decrease in consolidated net income at NW Natural as discussed above; and
•$0.3 million decrease in other net income primarily as a result of a gain from a settlement recognized in the prior year and higher interest expense at NW Holdings, partially offset by lower contributions to fund community outreach initiatives.

CURRENT ECONOMIC AND POLITICAL CONDITIONS. We continuously review and monitor current economic conditions, which include but are not limited to: inflation and interest rates, supply chain disruptions, and other regulatory, physical or cyber related risks impacting our business. We have experienced higher material and labor costs as a result of inflation as well as increased interest costs from higher rates over the past year. While we have experienced long lead times on certain materials, including meter parts, microchips, semi-conductors, and IT equipment over the past year, more recently we have seen these lead times reduce and return to more typical levels. Through advanced planning, carrying additional levels of inventory, diversifying our vendors, and making contingency plans to address risks, we are striving to mitigate supply chain risks.

NW Holdings and NW Natural continue to monitor interest rates and financing options for all of its businesses. Interest rates have increased over the past few years resulting from actions taken by the U.S. Federal Reserve to increase short-term rates as inflation was elevated. While recently the U.S. Federal Reserve lowered the short-term rate, interest rates remain elevated compared to years past. NW Natural generally recovers interest expense on its long-term debt through its authorized cost of capital. Certain working capital items, such as the cost of gas, are deferred and accrue interest in Oregon and Washington. Additionally, short-term debt is incorporated in the capital structure in Washington. NW Natural Water's regulated water and wastewater utilities generally recover interest expense from long-term debt through their respective authorized cost of capital.

Leadership changes as a result of the 2024 presidential and congressional elections may result in a wide range of new policies, executive orders, rules, initiatives and other changes to fiscal, tax, regulation, environmental, climate and other federal policies that may impact NW Natural and NW Holdings. Similarly, we could face significant legislative, regulatory and other policy changes at the state level or in the local jurisdictions in which we operate. Changes in federal, state, or local governmental leadership could accelerate or amplify changes in existing laws or regulations, or the manner in which they are interpreted or enforced, or otherwise affect the macroeconomic conditions in which we operate.

See the discussion in "Results of Operations", "Regulatory Matters" and "Financial Condition" below for additional detail regarding all significant activity that occurred during the third quarter of 2024.

DIVIDENDS

Dividend highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
Per common share	2024	2023	2024	2023
Dividends paid	$0.4875	$0.4850	$1.4625	$1.4550	$0.0025	$0.0075

In October 2024, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4900 per share. The dividend is payable on November 15, 2024 to shareholders of record on October 31, 2024, reflecting an annual indicated dividend rate of $1.96 per share.

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

NGD segment highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except EPS data	2024	2023	2024	2023
NGD net (loss) income	$(30,404)	$(24,160)	$32,324	$47,520	$(6,244)	$(15,196)
Diluted (loss) earnings per share - NGD segment	$(0.79)	$(0.66)	$0.84	$1.32	$(0.13)	$(0.48)
Gas sold and delivered (in therms)	157,758	158,694	815,821	858,109	(936)	(42,288)
NGD margin(1)	$68,922	$68,932	$397,381	$396,472	$(10)	$909
(1) See Natural Gas Distribution Margin Table below for additional detail.
THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. The primary factors contributing to the $6.2 million, or $0.13 per share, decrease in NGD net income were as follows:
•$4.6 million decrease in other income, net driven by lower interest income from invested cash, higher pension non-service costs and lower regulatory interest income;
•$3.7 million increase in depreciation expense due to additional capital investments; and
•$1.3 million increase in operations and maintenance expenses due to higher payroll and benefit costs and an increase in amortization expense related to cloud computing arrangements, partially offset by lower contract labor costs; partially offset by
•$2.8 million decrease in income tax expense due to lower pre-tax income.

For the three months ended September 30, 2024, total NGD volumes sold and delivered decreased 0.9 million compared to the same period in 2023 primarily due to lower usage from industrial sales customers in the third quarter of 2024 compared to the prior period.
NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. The primary factors contributing to the $15.2 million, or $0.48 per share, decrease in NGD net income were as follows:
•$12.6 million decrease in other income, net driven by higher pension non-service costs, lower interest income from invested cash, lower regulatory interest income and a decline in the equity portion of AFUDC;
•$6.4 million increase in depreciation expense due to additional capital investments;
•$1.7 million increase in general taxes primarily driven by higher regulatory commission fees; and
•$1.4 million increase in interest expense, net primarily due to higher long-term debt balances; partially offset by
•$3.5 million decrease in income tax expense due to lower pre-tax income;
•$2.5 million decrease in operations and maintenance expenses due to lower benefit and contract labor costs and other employee-related expenses, partially offset by the amortization of deferred balances (which is primarily offset in revenues) and an increase in amortization expense related to cloud computing arrangements; and
•$0.9 million increase in NGD margin due to:
•$5.5 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and ERP upgrades (which is primarily offset in operations and maintenance expenses and interest expense);
•$1.7 million increase driven by customer growth among other miscellaneous items; partially offset by
•$4.5 million decrease due to lower usage from warmer comparative weather for customers not covered under the weather normalization mechanism; and
•$1.8 million decline in gains on the Oregon gas cost incentive sharing mechanism due to tighter market spreads compared to the PGA and higher than estimated gas costs during the cold weather event in January 2024.

For the nine months ended September 30, 2024, total NGD volumes sold and delivered decreased 42.3 million therms over the same period in 2023 primarily due to 13% warmer than average weather in the first nine months of 2024 compared to 2% colder than average weather in the prior period.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2024	2023	2024	2023	QTD Change	YTD Change
NGD volumes (therms)
Residential and commercial sales	55,692	55,555	474,981	509,197	137	(34,216)
Industrial sales and transportation	102,066	103,139	340,840	348,912	(1,073)	(8,072)
Total NGD volumes sold and delivered	157,758	158,694	815,821	858,109	(936)	(42,288)
Operating Revenues
Residential and commercial sales	$90,850	$98,327	$647,326	$705,016	$(7,477)	$(57,690)
Industrial sales and transportation	17,504	20,828	61,229	73,210	(3,324)	(11,981)
Other distribution revenues	770	737	3,535	3,715	33	(180)
Other regulated services	4,880	4,732	14,640	14,167	148	473
Total operating revenues	114,004	124,624	726,730	796,108	(10,620)	(69,378)
Less: Cost of gas	38,743	49,235	287,542	357,530	10,492	69,988
Less: Environmental remediation expense	1,151	1,032	9,226	8,547	(119)	(679)
Less: Revenue taxes	5,188	5,425	32,581	33,559	237	978
NGD margin	$68,922	$68,932	$397,381	$396,472	$(10)	$909

Margin(1)
Residential and commercial sales	$55,538	$55,260	$352,679	$349,575	$278	$3,104
Industrial sales and transportation	7,456	7,613	24,892	25,349	(157)	(457)
Gain from gas cost incentive sharing	375	649	1,875	3,723	(274)	(1,848)
Other margin	676	677	3,302	3,660	(1)	(358)
Other regulated services	4,877	4,733	14,633	14,165	144	468
NGD Margin	$68,922	$68,932	$397,381	$396,472	$(10)	$909

Degree days(2)
Average(3)	9	10	1,642	1,629	(1)	13
Actual	—	—	1,424	1,658	—%	(14)%
Percent (warmer) colder than average weather(4)	NM	NM	(13)%	2%

	As of September 30,
	2024	2023	Change	Growth
NGD Meters - end of period:
Residential meters	730,236	726,021	4,215	0.6%
Commercial meters	69,138	68,669	469	0.7%
Industrial meters	1,047	1,064	(17)	(1.6)%
Total number of meters	800,421	795,754	4,667	0.6%

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
(4)    NM indicates that the calculated value is not meaningful.

Residential and Commercial Sales
Residential and commercial sales highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands	2024	2023	2024	2023
Volumes (therms)
Residential sales	29,595	29,715	290,859	312,155	(120)	(21,296)
Commercial sales	26,097	25,840	184,122	197,042	257	(12,920)
Total volumes	55,692	55,555	474,981	509,197	137	(34,216)
Operating revenues
Residential sales	$57,898	$63,191	$440,419	$469,356	$(5,293)	$(28,937)
Commercial sales	32,952	35,136	206,907	235,660	(2,184)	(28,753)
Total operating revenues	$90,850	$98,327	$647,326	$705,016	$(7,477)	$(57,690)
NGD margin
Residential NGD margin	$38,453	$38,257	$255,737	$251,036	$196	$4,701
Commercial NGD margin	17,085	17,003	96,942	98,539	82	(1,597)
Total NGD margin	$55,538	$55,260	$352,679	$349,575	$278	$3,104

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Residential and commercial margin increased $0.3 million compared to the prior period. The increase was primarily driven by 0.6% growth in residential customer meters. Volumes increased 0.1 million therms due to slightly higher usage from commercial sales customers.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Residential and commercial margin increased $3.1 million compared to the prior period. The increase was primarily driven by 0.6% growth in residential customer meters. Volumes decreased 34.2 million therms due to lower usage driven by comparatively warmer weather.

Industrial Sales and Transportation
Industrial sales and transportation highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands	2024	2023	2024	2023
Volumes (therms)
Firm and interruptible sales	18,882	20,733	68,644	75,355	(1,851)	(6,711)
Firm and interruptible transportation	83,184	82,406	272,196	273,557	778	(1,361)
Total volumes - sales and transportation	102,066	103,139	340,840	348,912	(1,073)	(8,072)
NGD margin
Firm and interruptible sales	$2,755	$2,897	$9,754	$9,942	$(142)	$(188)
Firm and interruptible transportation	4,701	4,716	15,138	15,407	(15)	(269)
Total margin - sales and transportation	$7,456	$7,613	$24,892	$25,349	$(157)	$(457)

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Industrial sales and transportation margin decreased $0.2 million compared to the prior period primarily driven by lower sales volumes. Volumes decreased 1.1 million therms primarily due to lower usage from multiple customers, most notably in the chemical manufacturing and forest products industries, partially offset by higher usage from the pulp and paper industry.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Industrial sales and transportation margin decreased $0.5 million compared to the prior period primarily driven by lower sales and transportation volumes. Volumes decreased 8.1 million therms primarily due to lower usage from multiple customers, most notably in the forest products, pulp and paper, chemical manufacturing, and food processing industries.

Cost of Gas
Cost of gas highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands	2024	2023	2024	2023
Cost of gas	$38,743	$49,235	$287,542	$357,530	$(10,492)	$(69,988)
Volumes sold (therms)(1)	74,574	76,288	543,625	584,552	(1,714)	(40,927)
Average cost of gas (cents per therm)	$0.52	$0.65	$0.53	$0.61	$(0.13)	$(0.08)
Gain from gas cost incentive sharing(2)	$375	$649	$1,875	$3,723	$(274)	$(1,848)
(1)This calculation excludes volumes delivered to industrial transportation customers.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2023 Form 10-K.

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Cost of gas decreased $10.5 million primarily due to a 20% decrease in average cost of gas and a 2% decrease in volumes sold. Volumes sold decreased 1.7 million therms due to lower usage from industrial sales customers. The gain from the Oregon gas cost incentive sharing mechanism declined $0.3 million due to tighter market spreads compared to the PGA.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Cost of gas decreased $70.0 million primarily due to a 13% decrease in average cost of gas and a 7% decrease in volumes sold. Volumes sold decreased 40.9 million therms due to lower usage driven by comparatively warmer weather. The gain from the Oregon gas cost incentive sharing mechanism declined $1.8 million due to tighter market spreads compared to the PGA and higher than estimated gas costs during the cold weather event in January 2024.

Other Regulated Services Margin
Other regulated services margin highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands	2024	2023	2024	2023
North Mist storage services	$4,807	$4,662	$14,421	$13,987	$145	$434
Other services	70	71	212	178	(1)	34
Total other regulated services	$4,877	$4,733	$14,633	$14,165	$144	$468

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Other regulated services margin increased $0.1 million compared to the prior period due to an increase in storage service revenue from the North Mist facility. See Note 7 for information regarding North Mist expansion lease accounting.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Other regulated services margin increased $0.5 million compared to the prior period due to an increase in storage service revenue from the North Mist facility.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except EPS data	2024	2023	2024	2023
NW Natural other - net income	$4,056	$2,673	$8,462	$8,317	$1,383	$145
Other NW Holdings activity	(819)	(2,200)	(6,917)	(6,609)	1,381	(308)
NW Holdings other - net income	$3,237	$473	$1,545	$1,708	$2,764	$(163)
Diluted earnings per share - NW Holdings - other	$0.08	$0.01	$0.04	$0.05	$0.07	$(0.01)

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Other net income increased $1.4 million at NW Natural and $2.8 million at NW Holdings. The increase at NW Natural was primarily due to higher gas storage revenue in the current period. The increase at other NW Holdings was driven by net income from the recently acquired ICH business and lower business development costs at the holding company.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Other net income increased $0.1 million at NW Natural and decreased $0.2 million at NW Holdings. The increase at NW Natural was primarily due to higher gas storage revenue, partially offset by lower asset management revenue. The decrease at other NW Holdings was driven by a gain from a settlement recognized in the prior year and higher interest expense at NW Holdings, partially offset by lower contributions to fund community outreach programs.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2024	2023	2024	2023	Change	Change
NW Natural	$54,777	$53,494	$177,037	$179,121	$1,283	$(2,084)
Other NW Holdings operations and maintenance	9,163	8,030	25,467	21,039	1,133	4,428
NW Holdings	$63,940	$61,524	$202,504	$200,160	$2,416	$2,344

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Operations and maintenance expense increased $1.3 million at NW Natural. The increase at NW Natural was driven by the following:
•$1.9 million increase related to higher payroll and benefit costs and other employee-related expenses; and
•$0.5 million increase in amortization expense related to cloud computing arrangements; partially offset by
•$1.0 million decrease in contract labor costs.

Operations and maintenance expense increased $2.4 million at NW Holdings primarily due to the following:
•$1.3 million increase in operations and maintenance expense at NW Natural as discussed above; and
•$1.1 million increase in other NW Holdings operations and maintenance expense primarily due to costs associated with recently acquired water and wastewater subsidiaries, partially offset by lower business development costs at the holding company.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Operations and maintenance expense decreased $2.1 million at NW Natural primarily due to the following:
•$3.4 million decrease related to lower benefit costs and other employee-related expenses; and
•$2.0 million decrease in contract labor costs; partially offset by
•$1.9 million increase due to the amortization of deferred balances (which is primarily offset in revenues) primarily related to COVID-19, cybersecurity and information technology system upgrades; and
•$1.6 million increase in amortization expense related to cloud computing arrangements.

Operations and maintenance expense increased $2.3 million at NW Holdings primarily due to the following:
•$4.4 million increase in other NW Holdings operations and maintenance expense primarily due to costs associated with recently acquired water and wastewater subsidiaries, partially offset by lower business development costs at the holding company; partially offset by
•$2.1 million decrease in operations and maintenance expense at NW Natural as discussed above.

Depreciation
Depreciation highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2024	2023	2024	2023	Change	Change
NW Natural	$32,092	$28,446	$94,857	$88,470	$3,646	$6,387
Other NW Holdings depreciation	2,460	1,615	6,555	4,349	845	2,206
NW Holdings	$34,552	$30,061	$101,412	$92,819	$4,491	$8,593

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Depreciation expense increased $3.6 million at NW Natural primarily due to additional capital investments in the distribution system, such as installing new mains and meters, replacing equipment, and upgrading and improving facilities. In addition, NW Natural continued to invest in information technology projects in 2023 and 2024.

Depreciation expense increased $4.5 million at NW Holdings, primarily due to a $0.8 million increase in other NW Holdings depreciation related to capital expenditures at water and wastewater utilities and a $3.6 million increase at NW Natural as discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Depreciation expense increased $6.4 million at NW Natural primarily due to additional capital investments in the distribution system, such as installing new mains and meters, replacing equipment, and upgrading and improving facilities. In addition, NW Natural continued to invest in information technology projects in 2023 and 2024.

Depreciation expense increased $8.6 million at NW Holdings, primarily due to a $2.2 million increase in other NW Holdings depreciation related to capital expenditures at water and wastewater utilities and a $6.4 million increase at NW Natural as discussed above.

Other Income (Expense), Net
Other income (expense), net highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2024	2023	2024	2023	Change	Change
NW Natural other income (expense), net	$219	$4,818	$(1,533)	$11,095	$(4,599)	$(12,628)
Other NW Holdings activity	711	186	1,335	2,133	525	(798)
NW Holdings other income (expense), net	$930	$5,004	$(198)	$13,228	$(4,074)	$(13,426)

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Other income, net decreased $4.6 million at NW Natural primarily due to $1.7 million of lower interest income from a lower level of invested cash, $1.5 million of higher pension non-service costs, $0.8 million of lower regulatory interest income and a $0.7 million decline from the equity portion of AFUDC. Costs related to our defined benefit pension plan for the three months ended September 30, 2024 increased compared to the prior year due to an increase in amortization of actuarial losses.

Other income, net decreased $4.1 million at NW Holdings driven by the decrease at NW Natural discussed above, partially offset by lower contributions to fund community outreach initiatives at NW Holdings.

Other income (expense), net primarily consists of regulatory interest, pension and other postretirement non-service costs, gains from company-owned life insurance, the equity portion of AFUDC, interest income and donations.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Other income, net decreased $12.6 million at NW Natural primarily due to $4.9 million of higher pension non-service costs, $3.4 million of lower interest income from a lower level of invested cash, $1.8 million of lower regulatory interest income and a $1.7 million decline from the equity portion of AFUDC. Costs related to our defined benefit pension plan for the nine months ended September 30, 2024 increased compared to the prior year due to an increase in amortization of actuarial losses.

Other income, net decreased $13.4 million at NW Holdings driven by the decrease at NW Natural discussed above and a $2.7 million gain from a settlement recognized in the prior year, partially offset by lower contributions to fund community outreach initiatives at NW Holdings.

Interest Expense, Net
Interest expense, net highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2024	2023	2024	2023	Change	Change
NW Natural	$15,079	$15,597	$46,493	$45,236	$(518)	$1,257
Other NW Holdings interest expense, net	3,981	3,809	12,409	11,440	172	969
NW Holdings	$19,060	$19,406	$58,902	$56,676	$(346)	$2,226

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Interest expense, net decreased $0.5 million at NW Natural primarily due to a benefit from the debt portion of AFUDC, partially offset by higher short-term debt balances.

Interest expense, net decreased $0.3 million at NW Holdings due to the decrease at NW Natural discussed above, partially offset by higher interest expense at NW Holdings.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Interest expense, net increased $1.3 million at NW Natural primarily due to higher interest expense on a higher level of short and long-term debt, partially offset by a benefit from the debt portion of AFUDC.

Interest expense, net increased $2.2 million at NW Holdings due to the increase at NW Natural discussed above and higher interest expense at NW Holdings.

Income Tax Expense
Income tax expense highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD	YTD
In thousands	2024	2023	2024	2023	Change	Change
NW Natural income tax (benefit) expense	$(10,078)	$(7,707)	$15,639	$19,037	$(2,371)	$(3,398)
NW Holdings income tax (benefit) expense	$(10,295)	$(8,292)	13,232	17,098	$(2,003)	(3,866)

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Income tax expense decreased $2.4 million at NW Natural and $2.0 million at NW Holdings. The decrease in income tax expense is primarily due to lower pre-tax income in the current period compared to the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Income tax expense decreased $3.4 million at NW Natural and $3.9 million at NW Holdings. The decrease in income tax expense is primarily due to lower pre-tax income in the current period compared to the prior year.

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2023 Form 10-K.
Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At September 30, 2024, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation and policy, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

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

Most Recent Completed Rate Cases
OREGON. On December 29, 2023, NW Natural filed a request for a general rate case (Rate Case) with the OPUC. The filing requested a $154.9 million annual revenue requirement increase, which included $34.0 million related to an updated depreciation study.

On July 24, 2024, NW Natural, the OPUC staff, the Oregon Citizens’ Utility Board (CUB), the Alliance of Western Energy Consumers (AWEC), the Coalition of Communities of Color, Climate Solutions, Verde, Columbia Riverkeeper, Oregon Environmental Council, Community Energy Project, and Sierra Club (Coalition), which comprise all of the parties to the rate case, filed a stipulation (Second Stipulation) with the OPUC which addressed the majority of issues in the Rate Case.

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

On October 25, 2024, the OPUC issued an order approving the Stipulations and resolving the remaining open items in the Rate Case. Along with resolving several non-revenue items, the OPUC ordered the phase out of NW Natural’s line extension allowance by November 1, 2027. Additionally, the OPUC ordered a downward adjustment to rate base of $13.7 million of undepreciated line extension costs, which we expect to result in a non-cash, pre-tax charge of approximately $13.7 million in the fourth quarter of 2024.

The final order and adjustments for completed capital projects resulted in a revenue requirement increase of $93.3 million over existing rates. Average rate base after final adjustments for completed capital projects was $2.09 billion or an increase of $334 million since the last rate case.

New rates authorized by the OPUC order were effective November 1, 2024.

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

In September 2024, NW Natural filed its annual PGAs and received OPUC and WUTC approval in October 2024. PGA rate changes were effective November 1, 2024. Rates vary between states due to different rate structures, rate mechanisms and hedging policies.

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. As of September 30, 2024, NW Natural's forecasted sales volume was hedged at approximately 77% in total for the 2024-25 gas year, including 61% in financial hedges and 16% in physical gas supplies. The total hedged was approximately 83% in Oregon and 32% in Washington.

For the subsequent two gas years, NW Natural is hedged in total between 13% and 31% for annual requirements, which consists of between 14% and 34% in Oregon and between 0% and 5% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. We will continue to monitor gas prices as we fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the upcoming PGA year were included in the Company’s PGA filings in Oregon and Washington.

Under the current PGA mechanism in Oregon, there is an incentive sharing provision whereby NW Natural is required to select each year an 80% deferral or a 90% deferral of higher or lower actual gas costs compared to estimated PGA prices, such that the impact on NW Natural's current earnings from the incentive sharing is either 20% or 10% of the difference between actual and estimated gas costs, respectively. For the 2024-25 and 2023-24 gas years, NW Natural selected the 90% deferral option. Under the Washington PGA mechanism, NW Natural defers 100% of the higher or lower actual gas costs, and those gas cost differences are passed on to customers through the annual PGA rate adjustment.

As of May 1, 2024, core customers recalled non-utility Mist gas storage capacity of 0.2 million therms per day of deliverability and 1.15 Bcf of associated storage capacity to serve core utility customer needs. Customer impacts of this recall began on November 1, 2024.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2024-25 and 2023-24 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2023, the ROE threshold was 10.40%. NW Natural filed the 2023 earnings test in April 2024, indicating no customer credit adjustment based on results, which was approved by the OPUC in July 2024. NW Natural does not expect a customer credit adjustment for 2024 based on results of the earnings test.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of September 30, 2024, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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

LOW INCOME DISCOUNT TARIFFS.
Oregon
In July 2022, NW Natural received approval from the OPUC for an income-qualifying residential bill discount program. The income threshold for program participation is at or below 60 percent of Oregon state median income (SMI). The program provides a bill discount for income-qualifying residential customers at four discount tier levels based on household income compared to SMI, with higher discounts given for lower income levels. The Second Stipulation executed in July 2024 modified the bill discount percentages and they are presented in the table below. Participating customers can self-certify their income and household size to qualify for the program directly with NW Natural or their local Community Action Agency. The program was available for qualifying customers starting November 1, 2022. Costs for the bill discount program include simultaneous recovery from all customers. Costs for the bill discount program, inclusive of start-up and administrative costs of the program, are recoverable in rates. The amount deferred to a regulatory asset as of September 30, 2024 was approximately $1.5 million.

	Total Household Income	Bill Discount Percentage
Tier 0	At or below 15% SMI	85%
Tier 1	16% - 30% of SMI	50%
Tier 2	31% - 45% of SMI	30%
Tier 3	46% - 60% of SMI	15%

Washington
In December 2023, NW Natural received approval from the WUTC for an income-qualifying residential bill discount program. The program was available for qualifying customers starting January 1, 2024. The Washington program is similar to the Oregon program, with the exception of the discount tier levels shown below. The income threshold for the Washington program participation is based on the greater of area median income (AMI) or federal poverty level (FPL). The amount deferred to a regulatory asset as of September 30, 2024 was approximately $0.7 million.

	Total Household Income	Bill Discount Percentage
Tier 0	At or below 60% FPL	80%
Tier 1	61% - 120% of FPL	40%
Tier 2	121% - 150% of FPL	20%
Tier 3	Greater of 80% AMI or 151% - 200% of FPL	15%

METER MODERNIZATION PROGRAM. In January 2024, NW Natural filed a request with the OPUC and WUTC to defer the incremental costs to replace approximately 600,000 meters over four years. The deferral was granted by the WUTC in the first quarter of 2024. The filing is pending with the OPUC. The amount deferred to a regulatory asset as of September 30, 2024 was approximately $0.8 million.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its most recent full IRP for both Oregon and Washington on September 23, 2022. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP Action Plan. In August 2023, NW Natural received a letter of compliance from the WUTC acknowledging the 2022 IRP. The OPUC also issued their order on NW Natural's 2022 IRP in August 2023. NW Natural filed an update to the 2022 IRP in Oregon and Washington in August 2024. We currently expect to file our next full IRP with Oregon and Washington in 2025.

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

NW Natural filed requests with the OPUC and WUTC to defer the costs associated with complying with the TSA's security directives. As of September 30, 2024, NW Natural has invested approximately $47.6 million in information and operational technology. A majority of the capital investment was included in rate base starting November 1, 2022 in Oregon.

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

WATER AND WASTEWATER UTILITIES. NWN Water currently serves over 188,000 people through approximately 76,000 connections across five states. NWN Water continues to pursue acquisitions of regulated water and wastewater utilities:
•In the first quarter of 2023, NWN Water signed a purchase agreement for a water utility with approximately 700 connections in Texas. After completing a fair market valuation process through the Public Utility Commission of Texas (PUCT), NWN Water filed the application with the PUCT in the first quarter of 2024. The acquisition is expected to close in the first quarter of 2025.
•In the second quarter of 2024, NWN Water signed a purchase agreement for three water utilities with approximately 200 connections in Oregon. The OPUC approved the application in August 2024 and the acquisition closed in November 2024.
•In the fourth quarter of 2024, NWN Water signed a purchase agreement for a water utility with approximately 1,500 connections in Texas. NWN Water filed its notice of intent to seek fair market valuation with the PUCT in October 2024.

For our regulated water utilities, we have been executing general rate cases.
•In October 2023, Foothills water and sewer utilities filed general rate cases with the ACC. The parties filed a settlement agreement in July 2024 and amended agreement in September 2024, which were approved by the ACC in October 2024. Rates were effective on November 1, 2024.
•In February 2024, Cascadia Water filed a general rate case with the WUTC. The WUTC has suspended the effective date of rates pending further review.
•In March 2024, Sunriver Water filed a general rate case with the OPUC. The parties filed a settlement agreement and rates were effective on November 1, 2024.
•In June 2024, Avion Water filed a general rate case with the OPUC. The OPUC suspended the effective date of rates until April 28, 2025. In October 2024, the OPUC filed a motion to suspend the procedural schedule, noting that the parties have reached an agreement in principle on all issues in the proceeding. Upon filing a settlement with the OPUC, the OPUC must issue an order, which may approve or deny the terms of the settlement, or the order may be issued under the OPUC's terms.

Environmental Regulation and Legislation Matters
There is a continued international and domestic focus on climate change and the contribution of GHG emissions, most notably methane and carbon dioxide, to climate change. In response, there are increasing efforts at the international, federal, state, and local level to regulate GHG emissions. Legislation or other forms of regulation could take a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, incentives or mandates to conserve energy or use renewable energy sources, tax advantages and other subsidies to support alternative energy sources, a reduction in rate recovery for construction costs related to the installation of new customer services or other new infrastructure investments, mandates for the use of specific fuels or technologies, bans on specific fuels or technologies, or promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. These efforts could include legislation, legislative proposals, directed government funding, new regulations at the federal, state, and local level, and penalties for noncompliance, as well as private and other third-party litigation related to GHG emissions or regulation thereof. We recognize certain of our businesses, including our natural gas business, are likely to be affected by current or future regulation seeking to limit GHG emissions.

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

For example, the Inflation Reduction Act of 2022 (IRA) includes several climate and energy provisions. The IRA also includes funding for the EPA to improve GHG reporting and enforcement, as well as a methane fee applicable to activities associated with gas production and processing facilities, transmission pipelines and certain storage facilities. Guidance from several federal agencies is pending regarding various aspects of the IRA and the manner in which it will be implemented. We continue to assess effects of the IRA that are relevant to our businesses as it is implemented. The U.S. Congress may also pass other federal climate change legislation in the future. We cannot predict when or if Congress will pass such legislation and in what form, and the amount and type of legislation passed is likely to be significantly influenced by the outcome of the election.

A number of federal agencies currently regulate GHG emissions. For example, the EPA regulates GHG emissions pursuant to the Clean Air Act and requires the annual reporting of GHG emissions from certain industries, specified emission sources, and facilities. Under this reporting rule, local natural gas distribution companies like NW Natural are required to report system throughput to the EPA on an annual basis. The EPA also has required additional GHG reporting regulations to which NW Natural is subject, requiring the annual reporting of fugitive emissions from operations. Other federal regulatory agencies, including the U.S. Department of Energy, are beginning to address matters related to GHG emissions that may include changes in their regulatory oversight approach, policies and rules.

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

These and other federal regulations, programs and executive actions regarding GHG emissions are likely to be affected by the November 2024 elections.

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

Ballot initiative I-2066 passed in November 2024. I-2066 was described on the ballot as prohibiting state and local governments from restricting access to natural gas, prohibiting the SBCC from discouraging or penalizing the use of natural gas in any building, requiring providers of natural gas to provide energy services regardless of the other energy sources available, and prohibiting the WUTC from approving any multiyear rate plan requiring or incentivizing a natural gas company to terminate natural gas service or make such natural gas service cost-prohibitive.

Washington has also enacted the CCA, which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly beginning January 1, 2023, resulting in an overall reduction of GHG emissions to 95% below 1990 levels by 2050. The Washington Department of Ecology has adopted rules to create a cap-and-invest program, under which entities, including natural gas and electric utilities, large manufacturing facilities, and transportation and other fuel providers, which are subject to the CCA must either reduce their emissions, purchase qualifying offsets (including RNG) or obtain allowances to cover any remaining emissions. NW Natural is subject to the CCA, has received an order authorizing deferral of CCA costs from the WUTC, and is currently recovering CCA compliance costs in rates. A statewide ballot initiative to repeal the CCA failed in November 2024.

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

In December 2021, the ODEQ concluded its rulemaking process and issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective in January 2022. The CPP outlined GHG emissions reduction goals of 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. Those ODEQ rules were held invalid on procedural grounds by the Oregon Court of Appeals in December 2023. In January 2024, ODEQ announced that it would not appeal the Oregon Court of Appeals' decision, but has re-engaged in a rulemaking process and expects to issue new rules in November 2024 with a proposed January 2025 effective date. We currently expect the new rules to be substantially similar to the original CPP rules. NW Natural received an order from the OPUC authorizing deferral of compliance costs for the initial CPP rules and we intend to pursue inclusion of compliance costs for those initial rules prior to their invalidation in rates. We also expect to pursue inclusion in rates of compliance costs for the new CPP rules expected in November 2024.

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

NW Natural Decarbonization Initiatives and Compliance Actions
Our residential customers are currently paying less for their natural gas today than they did 20 years ago. We expect that compliance with any form of regulation of GHG emissions, including the CCA in Washington or any similar program adopted in Oregon, as well as actions under Oregon Senate Bill 98 (SB 98) or otherwise, will require additional resources and legislative or regulatory tools, and will increase costs. The developing and changing implementation guidance for the CCA and new rulemaking process for an Oregon carbon reduction program under the Oregon EO, evolving carbon credit markets and other regulatory tool options, decades-long timeframes for compliance, likely changing and evolving laws and energy policy, and evolving technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. In September 2022, NW Natural filed its integrated resource plans (IRPs) with the OPUC and WUTC. Those IRPs comprehensively evaluate resource options available to serve NW Natural's customers' energy, capacity and environmental compliance needs, and are an informative component of the resources selected for compliance with the CCA and any subsequently developed Oregon program. While we model compliance with the CCA and any similar program in our IRPs, the expected costs of compliance are uncertain and subject to significant change. We are currently including costs of compliance with the CCA in rates. Costs to comply currently are increasing non-low income residential bills by approximately 12% to 38%.

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

Under SB 98, NW Natural is actively working to procure RNG supply for customers and increase the amount of RNG on our system and is also exploring the development of renewable hydrogen through power to gas. In 2022 and 2023, two RNG development facilities that access biogas derived from water treatment at Tyson Foods' processing plants were commissioned. To date, NW Natural has exclusive rights with options to purchase or develop RNG for utility customers totaling approximately 2.75% of NW Natural’s annual sales volume in Oregon based on estimated volumes. This percentage is subject to change as projects are awarded, canceled or modified.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	September 30,		December 31,
	2024	2023	2023
Common equity	46.3%	43.0%	44.9%
Long-term debt (including current maturities)	53.7	57.0	55.1
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	September 30,		December 31,
	2024	2023	2023
Common equity	47.2%	46.1%	47.5%
Long-term debt (including current maturities)	52.8	53.9	52.5
Total	100.0%	100.0%	100.0%

As of September 30, 2024 and 2023, and December 31, 2023, NW Holdings' consolidated capital structure included common equity of 43.9%, 42.0% and 43.5%; long-term debt of 50.3%, 49.0% and 48.3%; and short-term debt including current maturities of long-term debt of 5.8%, 9.0% and 8.2%, respectively. As of September 30, 2024 and 2023, and December 31, 2023, NW Natural's consolidated capital structure included common equity of 45.4%, 46.1%, and 47.2%; long-term debt of 50.1%, 52.4% and 52.2%; and short-term debt including current maturities of long-term debt of 4.5%, 1.5%, and 0.6%, respectively.

Liquidity and Capital Resources
At September 30, 2024 and 2023, NW Holdings had approximately $35.0 million and $156.6 million, and NW Natural had approximately $18.3 million and $145.1 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

ATM Equity Program
In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings issued and sold from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. In August 2024, the Finance Committee of the NW Holdings' Board of Directors authorized NW Holdings' sale of an additional $200 million in the aggregate gross sales price under the ATM equity program, with the result that a total of $400 million in the aggregate gross sales price has been authorized for issuance and sale under the ATM equity program. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program, which the Finance Committee of the NW Holdings' Board of Directors has authorized through August 2027. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC, which expires August 2027, or will be registered on a subsequent registration statement to be filed by NW Holdings.

During the three months ended September 30, 2024, NW Holdings issued and sold 1,429,750 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $55.5 million, net of fees and commissions paid to agents of $0.9 million. During the nine months ended September 30, 2024, NW Holdings issued and sold 2,382,750 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $90.4 million, net of fees and commissions paid to agents of $1.5 million. As of September 30, 2024, NW Holdings had $146.7 million of equity available for issuance under the ATM equity program.

NW Holdings
For NW Holdings, short-term liquidity is primarily provided by cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash from a multi-year credit facility, and short-term credit facilities. NW Holdings also has a universal shelf registration statement filed with the SEC for the issuance of debt and equity securities. NW Holdings long-term debt and equity issuances are primarily used to provide equity contributions to NW Holdings’ operating subsidiaries for operating and capital expenditures and other corporate purposes. From 2024 through 2026, we estimate NW Holdings’ and NW Natural's combined incremental capital needs to be in the range of $500 million to $575 million. We expect to issue debt in the amount of approximately $60 million at NW Holdings and approximately $75 million at NW Natural in the coming 12 months. We issued $90.4 million of equity through our ATM program through September 30, 2024 and do not anticipate any additional equity to be issued through our ATM in 2024. In 2025, we expect our equity need to be lower than our 2024 levels. NW Holdings intends to use raised capital to support NW Natural's, NW Natural Water's, and NW Natural Renewables' operating and capital expenditure programs. NW Holdings' issuance of securities is not subject to regulation by state public utility commissions, but the dividends from NW Natural to NW Holdings are subject to regulatory ring-fencing provisions. NW Holdings guarantees the debt of its wholly-owned subsidiary, NWN Water. See "Long-Term Debt" below for more information regarding NWN Water debt.

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

At September 30, 2024, NW Natural satisfied the ring-fencing provisions described above.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at September 30, 2024. See "Credit Ratings" below and Note 15.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include NW Natural's pension contribution requirements and environmental expenditures. For additional information, see Part II, Item 7 "Financial Condition" in the 2023 Form 10-K.

Gas Purchase Agreements
NW Natural Renewables is an unregulated subsidiary of NW Natural Holdings established to pursue unregulated RNG activities. In September 2021, a subsidiary of NW Natural Renewables, Ohio Renewables, and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to secure RNG supply from two production facilities that are designed to convert landfill waste gases to RNG (EDL Facilities). In July 2024, NW Natural Renewables and EDL executed amendments to the original agreements. Under the amended agreements, Ohio Renewables is committed to make cash payments of approximately $25 million per facility to partially fund the infrastructure required to condition biogas upon the facilities reaching substantial completion, or at Ohio Renewables' election, at an earlier date upon the facilities reaching specified production levels over a defined period. The first facility was completed and commenced delivery of RNG to Ohio Renewables in September 2024. Upon reaching this milestone, Ohio Renewables paid approximately $26.0 million to the EDL subsidiary. NW Natural Renewables expects the second facility to begin delivery of RNG by the end of 2024.

Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period at a contractually specified price. Under the amended agreements, we currently estimate the amount of RNG purchases based on prices and quantities specified in the agreements to be as follows: approximately $0.4 million in 2024, $18.9 million in 2025, $18.9 million in 2026, $22.8 million in 2027, $22.8 million in 2028 and $556.5 million thereafter.

Gas Sale Agreements
Ohio Renewables has contracted to sell RNG produced by the EDL Facilities up to certain specified volumes in each of calendar years 2024 through 2026 to an investment-grade counterparty. We currently estimate RNG volumes to be sold pursuant to this agreement to be approximately 2,750,000 MMbtu over the life of the agreement, provided that such amounts of RNG are produced by the EDL Facilities during that period.

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

At September 30, 2024, September 30, 2023 and December 31, 2023, short-term debt consisted of the following:

	September 30, 2024		September 30, 2023		December 31, 2023
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$100.1	5.2%	$—	—%	$16.8	5.5%
Other (NW Holdings):
Credit agreement	59.7	6.0%	71.0	6.4%	73.0	6.4%
NW Holdings	$159.8		$71.0		$89.8
(1) Weighted average interest rate on outstanding short-term debt

Credit Agreements
NW Holdings
At September 30, 2024, NW Holdings had a $200 million sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million. The maturity date of the agreement is November 3, 2026, with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2024 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. At September 30, 2024, September 30, 2023 and December 31, 2023, $59.7 million, $71.0 million and $73.0 million were drawn under the NW Holdings Credit Agreement, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at September 30, 2024 and 2023, with consolidated indebtedness to total capitalization ratios of 56.1% and 58.0%, respectively.

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

NW Holdings had no letters of credit issued and outstanding under the credit agreement at September 30, 2024 and 2023.

NW Natural
At September 30, 2024, NW Natural had a sustainability-linked multi-year credit agreement for unsecured revolving loans totaling $400 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million. The maturity date of the agreement is November 3, 2026 with an available extension of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2024 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. NW Natural did not have any outstanding balances drawn under this credit facility at September 30, 2024, September 30, 2023 and December 31, 2023.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at September 30, 2024 or 2023. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at September 30, 2024 and 2023, with consolidated indebtedness to total capitalization ratios of 54.6% and 53.9%, respectively.

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

NW Natural had no letters of credit issued and outstanding under the credit agreement at September 30, 2024 and 2023.

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

In August 2024, NW Natural issued an $8.0 million letter of credit under the LC facility, which expired October 1, 2024.

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

Long-Term Debt
Issuance of Long-Term Debt
In December 2023, NW Holdings entered into a Note Purchase Agreement between NW Holdings and the institutional investors named as purchasers therein. The Note Purchase Agreement provided for the issuance of (i) $100.0 million aggregate principal amount of NW Holdings’ 5.78% Senior Notes, Series A, due March 2028 (5.78% Notes) and (ii) $50.0 million aggregate principal amount of NW Holdings’ 5.84% Senior Notes, Series B, due March 2029 (5.84% Notes) in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The 5.78% Notes and the 5.84% Notes were issued in March 2024, pursuant to the Note Purchase Agreement. The proceeds from the Note Purchase Agreement were used to settle an existing term loan at NW Holdings for $100.0 million and make an equity contribution to NWN Water, which was used to settle an existing term loan for $50 million.

At September 30, 2024, NW Holdings and NW Natural had long-term debt outstanding of $1,575.8 million and $1,365.2 million, respectively, which included $10.1 million and $9.5 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Natural's long-term debt consists of FMBs with maturity dates ranging from 2025 through 2053, interest rates ranging from 2.8% to 7.9%, and a weighted average interest rate of 4.6%. NW Holdings' long-term debt primarily consists of the Note Purchase Agreement at NW Holdings and a term loan at NWN Water due in 2026.

$20.0 million of long-term debt is scheduled to mature over the next twelve months as of September 30, 2024 at NW Natural and $0.8 million at other NW Holdings. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2023 Form 10-K for long-term debt maturing over the next five years.

Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.8%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026.

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of September 30, 2024. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows
Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

	Nine Months Ended September 30,
In thousands	2024	2023	YTD Change
NW Natural cash provided by operating activities	$232,634	$294,168	$(61,534)
NW Holdings cash provided by operating activities	219,697	301,503	(81,806)

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Cash provided by operating activities decreased $81.8 million at NW Holdings and $61.5 million at NW Natural. The significant factors contributing to the decrease at NW Natural were as follows:
•$50.1 million decrease in accounts receivable due to comparatively warmer weather in the current year;
•$18.7 million increase in asset optimization revenue sharing bill credits to customers;
•$17.9 million increase in contributions to our defined benefit pension plan; and
•$15.1 million decrease in net income; partially offset by
•$27.8 million decrease in accounts payable resulting from payments of higher priced gas in the prior year;
•$14.3 million increase in the decoupling mechanism primarily due to lower residential customer usage; and
•$10.6 million decrease in inventories due to higher priced gas and more gas withdrawn from storage in the prior year.

The decrease in cash provided by operating activities at NW Holdings was primarily driven by the factors discussed above. In addition, Ohio Renewables paid $26.0 million in September 2024 in connection with the EDL RNG facility agreement.

NW Natural made $17.9 million of cash contributions to its qualified defined benefit pension plans during the nine months ended September 30, 2024 and no cash contributions during the nine months ended September 30, 2023. In October 2024, NW Natural made a $2.6 million cash contribution and does not expect to make further contributions to the pension plan during the remainder of 2024. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans' assets. For additional information, see Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16 in the 2023 Form 10-K.
Investing Activities

	Nine Months Ended September 30,
In thousands	2024	2023	YTD Change
NW Natural cash used in investing activities	$(267,081)	$(219,892)	$(47,189)
NW Holdings cash used in investing activities	(326,295)	(250,520)	(75,775)

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Cash used in investing activities increased $75.8 million at NW Holdings and $47.2 million at NW Natural. The increase in cash used in investing activities at NW Natural and NW Holdings was primarily driven by higher capital expenditures as we continue to invest in our natural gas, water and wastewater utility systems. In addition, NWN Water completed the acquisition of ICH in September 2024 and paid $28.9 million in cash consideration.

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

Financing Activities

	Nine Months Ended September 30,
In thousands	2024	2023	YTD Change
NW Natural cash provided by financing activities	$27,930	$60,964	$(33,034)
NW Holdings cash provided by financing activities	103,782	79,533	24,249

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023. Cash provided by financing activities increased $24.2 million at NW Holdings and decreased $33.0 million at NW Natural. The decrease at NW Natural was attributable to a decrease in long-term debt issuances, partially offset by higher short-term debt borrowings and lower retirements of long-term debt.

The increase in cash provided by financing activities at NW Holdings was primarily driven by lower payments on short-term debt and higher proceeds from common stock issuances, partially offset by a decrease in long-term debt issuances and higher payments made to retire long-term debt.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2023 Form 10-K. At September 30, 2024, NW Natural's total estimated liability related to environmental sites is $105.1 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" in the 2023 Form 10-K and Note 17.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the nine months ended September 30, 2024. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2023 Form 10-K.

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$150,000,000
07/01/24-07/31/24	—	—	—	—
08/01/24-08/31/24	—	—	—	—
09/01/24-09/30/24	—	—	—	—
Total	—	$—	2,124,528	$150,000,000
(1)During the quarter ended September 30, 2024, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended September 30, 2024, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended September 30, 2024, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. Effective May 23, 2024, NW Holdings' Board authorized a new share repurchase program under which NW Holdings may repurchase in open market or privately negotiated transactions up to an aggregate of 5 million shares or an amount not to exceed $150 million. The new share repurchase program is authorized to continue until the program is used, terminated or replaced. The repurchase program replaces the Company’s previously authorized share repurchase program, which commenced in 2000 and authorized the repurchase of up to 2.8 million shares, or an amount not to exceed $100 million, in the aggregate. For more information on our prior program, refer to Note 5 in the 2023 Form 10-K.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plan
On September 16, 2024, David H. Anderson, Chief Executive Officer of NW Holdings and NW Natural, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of NW Holdings’ common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Mr. Anderson’s Rule 10b5‑1 trading arrangement provides for the potential sale of up to 130,428 shares of NW Holdings’ common stock between December 20, 2024 and December 20, 2025, subject to conditions set forth in the arrangement, and so long as the market price of NW Holdings’ common stock is higher than certain minimum threshold prices specified in Mr. Anderson’s Rule 10b5‑1 trading arrangement.

As previously disclosed, Mr. Anderson has announced his intention to retire from his position as CEO of NW Holdings and NW Natural, effective April 1, 2025. Mr. Anderson currently holds more than 8 times his annual salary in NW Holdings’ stock; an amount greater than required by the NW Holdings’ stock ownership requirements. This trading arrangement allows Mr. Anderson to periodically sell a portion of his NW Holdings common stock to diversify his holdings in connection with his retirement.

As of the date of this filing, Mr. Anderson holds the following shares that are not subject to his trading arrangement: 32,058 shares of which 11,349 are held in the Deferred Compensation Plan for Directors and Officers and 20,709 are held in his trust.

Except as described above, no other director or Section 16 officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2024.

Chief Information Officer and Chief Information Security Officer
Effective September 23, 2024, the Board of Directors appointed Brian Fellon as Vice President, Chief Information Officer and Chief Information Security Officer of NW Natural. Mr. Fellon reports to our President. Prior to joining NW Natural, Mr. Fellon served as Director of Information Technology at Puget Sound Energy in Bellevue, Washington from 2016 to September 2024, where he was responsible for applications services, artificial intelligence and data. Prior to that, Mr. Fellon held key information technology positions at Eddie Bauer, Recreational Equipment, Inc., and Boeing. Mr. Fellon received a Bachelor of Arts degree from the University of Washington and a Master of Business Administration from Seattle University. Mr. Fellon is supported by Mr. Carlson, our Director of Cybersecurity and Compliance and his team.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2024

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
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

Executive Compensation Plans and Arrangements

10a.	Offer of Employment Letter between Northwest Natural Gas Company and an executive officer, dated July 22, 2024.

10b.	Special Restricted Stock Unit Award Agreement between Northwest Natural Holding Company and an executive officer, dated September 1, 2024.

10c.	Special Restricted Stock Unit Award Agreement between Northwest Natural Holding Company and an executive officer, dated September 1, 2024.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	November 12, 2024
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	November 12, 2024
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller