Form 10-K
period 2024-12-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2025-02-28
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
As of the end of the second quarter of 2024, the aggregate market value of the shares of Common Stock of Northwest Natural Holding Company (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2024) held by non-affiliates was $1,380,245,550.

At February 18, 2025, 40,238,495 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northwest Natural Holding Company's Proxy Statement, to be filed in connection with the 2025 Annual Meeting of Shareholders, are incorporated by reference in Part III.

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
•impacts or changes of the new presidential administration, executive orders, laws, rules and regulations, or legal challenges related thereto, including energy climate related legislation;

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

NATURAL GAS DISTRIBUTION (NGD) SEGMENT

Both NW Holdings and NW Natural have one reportable segment, the NGD segment, which is operated by NW Natural. NGD provides natural gas service through approximately 806,000 meters in Oregon and southwest Washington. Approximately 88% of customers are located in Oregon and 12% are located in southwest Washington.

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

The following table presents summary meter information for the NGD segment as of December 31, 2024:

	Number of Meters	% of Volumes	% of Margin
Residential	735,117	38%	65%
Commercial	69,362	23%	25%
Industrial	1,050	39%	6%
Other(1)	N/A	N/A	4%
Total	805,529	100%	100%
(1)     NGD margin is also affected by other items, including miscellaneous revenues, gains or losses from NW Natural's gas cost incentive sharing mechanism, other margin adjustments, and other regulated services.

Generally, residential and commercial customers purchase both their natural gas commodity (gas sales) and natural gas delivery services from the NGD business. Industrial and some large commercial customers also purchase the gas commodity either from NW Natural or directly from a third-party gas marketer or supplier. Gas commodity cost is primarily a pass-through cost to customers; therefore, profit margins are not significantly affected by an industrial customer's decision to purchase gas from NW Natural or from third parties. Industrial and large commercial customers may also select between firm and interruptible service levels, with firm services generally providing higher profit margins compared to interruptible services.

To help manage gas supplies, tariffs are designed to provide some certainty regarding industrial and commercial customers' volumes by requiring an annual service election, special rates or possible restrictions for changes between elections.

We estimate natural gas was in approximately 63% of single-family residential homes in NW Natural's service territory in 2024. Customer growth in our region comes mainly from the following sources: single-family housing, both new construction and conversions; multifamily housing new construction; and commercial buildings, both new construction and conversions. Single-family new construction has consistently been our largest source of growth. Continued customer growth is closely tied to consumer preference for natural gas, the comparative price of natural gas to electricity and fuel oil, regulations and building codes permitting the use of natural gas in new construction and conversions, and the economic health of our service territory.

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

The projected maximum design day firm NGD customer sales is approximately 10 million therms. Of this total, the NGD business is currently capable of meeting approximately 55% of the requirements with gas from storage located within or adjacent to its service territory, while the remaining supply requirements would come from gas purchases under firm gas purchase contracts and recall agreements.

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

We believe gas supplies would be sufficient to meet existing NGD firm customer demand in the event of maximum design day weather conditions.

The following table shows the sources of supply projected to be used to satisfy the design day sales for the 2024-25 winter heating season:

Therms in millions	Therms	Percent
Sources of NGD supply:
Firm supply purchases	3.4	34%
Mist underground storage (NGD only)	3.3	33%
Company-owned LNG storage	1.8	18%
Pipeline segmentation capacity	0.6	6%
Off-system storage contract	0.5	5%
Recall agreements	0.3	3%
Peak day citygate deliveries	0.1	1%
Total	10.0	100%

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

Diversity of Supply Sources
NW Natural purchases gas supplies primarily from the Alberta and British Columbia provinces of Canada and multiple receipt points in the U.S. Rocky Mountains to protect against regional supply disruptions and to take advantage of price differentials. For 2024, 60% of gas supply came from Canada, with the balance primarily coming from the U.S. Rocky Mountain region. We believe gas supplies available in the western United States and Canada are adequate to serve NGD customer requirements for the foreseeable future. NW Natural continues to evaluate the long-term supply mix based on projections of gas production and pricing in the U.S. Rocky Mountain region as well as other regions in North America.

NW Natural supplements firm gas supply purchases with gas withdrawals from gas storage facilities, including underground reservoirs and LNG storage facilities. Storage facilities are generally injected with natural gas during the off-peak months in the spring and summer, and the gas is withdrawn for use during peak demand months in the winter.

The following table presents the storage facilities available for NGD business supply:

	Maximum Daily Deliverability (therms in millions)	Designed Storage Capacity (Bcf)
Gas Storage Facilities
Owned Facility
Mist, Oregon (Mist Facility)(1)	3.3	12.8
Mist, Oregon (North Mist Facility)(2)	1.3	4.1
Contracted Facility
Jackson Prairie, Washington(3)	0.5	1.1
LNG Facilities
Owned Facilities
Newport, Oregon	0.8	1.0
Portland, Oregon	1.0	0.6
Total	6.9	19.6
(1)     The Mist gas storage facility has a total maximum daily deliverability of 5.3 million therms and a total designed storage capacity of about 17.5 Bcf, of which 3.3 million therms of daily deliverability and 12.8 Bcf of storage capacity are reserved for NGD business customers.
(2)     The North Mist facility is contracted to exclusively serve Portland General Electric, a local electric utility, and may not be used to serve other NGD customers. See "North Mist Gas Storage Facility" below for more information.
(3)     The storage facility is located near Chehalis, Washington and is contracted from Northwest Pipeline, a subsidiary of The Williams Companies.

The Mist facility serves NGD segment customers and is also used for non-NGD purposes, primarily for contracts with gas storage customers, including utilities, third-party marketers, and electric generators. Under regulatory agreements with the OPUC and WUTC, gas storage at Mist can be developed in advance of NGD customer needs but is subject to recall when needed to serve such customers as their demand increases. When storage capacity is recalled for NGD purposes it becomes part of the NGD segment. As of May 1, 2024, 0.2 million therms per day of deliverability and 1.15 Bcf of associated non-utility Mist gas storage capacity was recalled to serve core customers. Customer rate increases related to this recall began on November 1, 2024. The North Mist facility is contracted for the exclusive use of Portland General Electric, a local electric utility, and may not be used to serve other NGD customers. See "North Mist Gas Storage Facility" below.

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

During 2024, a total of 822 million therms were purchased under contracts with durations as follows:

Contract Duration (primary term)	Percent of Purchases
Long-term (one year or longer)	31%
Short-term (more than one month, less than one year)	45
Spot (one month or less)	24
Total	100%

During 2024, there was one supplier that provided 10% or more of the NGD business gas supply requirements. No other individual supplier provided 10% or more of the NGD business gas supply requirements.

Gas Cost Management
The cost of gas sold to NGD customers primarily consists of the following items, which are included in annual Purchased Gas Adjustment (PGA) rates: gas purchases from suppliers; charges from pipeline companies to transport gas to our distribution system; gas storage costs; gas reserves costs; gas commodity derivative contracts; and renewable natural gas and its attributes, including renewable thermal certificates. Costs to comply with Washington's Climate Commitment Act (CCA) are included in the cost of gas for Washington customers. We expect that costs to comply with Oregon's Climate Protection Program (CPP) and any similar program that may be enacted in our service territory will also be included in the cost of gas.

The NGD business employs a number of strategies to mitigate the cost of gas sold to customers. The primary strategies for managing gas commodity price risk include:
•negotiating fixed prices directly with gas suppliers;
•negotiating financial derivative contracts that: (1) effectively convert floating index prices in physical gas supply contracts to fixed prices (referred to as commodity price swaps); or (2) effectively set a ceiling or floor price, or both, on floating index priced physical supply contracts (referred to as commodity price options such as calls, puts, and collars); and
•buying physical gas supplies at a set price and injecting the gas into storage for price stability and to minimize pipeline capacity demand costs.

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

In addition to purchases of RNG, NW Natural has piloted a hydrogen blend in pipelines serving its Sherwood Operations and Training Center. NW Natural has successfully tested a blend of up to 20% hydrogen. The tests met the safety protocols established by PHMSA Part 192. Additionally, NW Natural is focused on developing several hydrogen pilots for industrial and commercial customers to support their decarbonization goals.

NW Natural is subject to the requirements of the Washington CCA cap-and-invest program, and will be subject to Oregon's CPP. NW Natural has modeled pathways to compliance with the CCA and CPP in its most recent IRP. While costs associated with each possible compliance pathway differ, we intend to pursue recovery of the costs associated with these programs in rates.

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

NW Natural incurs monthly demand charges related to firm pipeline transportation contracts. These contracts have expiration dates ranging from 2025 to 2061. The largest pipeline agreements are with Northwest Pipeline. NW Natural actively works with Northwest Pipeline and others to renew contracts in advance of expiration to ensure gas transportation capacity is sufficient to meet customer needs.

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

Natural gas distribution businesses are likely to be subject to greater federal and state regulation in the future. Additional operating and safety regulations from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) are currently under development. In January 2025, PHMSA released the final rulemaking: Gas Pipeline Leak Detection and Repair. The rulemaking includes congressional mandates from the PIPES (Protecting our Infrastructure of Pipelines and Enhancing Safety) Act of 2020 to reduce methane emissions from new and existing gas transmission, distribution, gathering, underground storage, and LNG facilities. The unpublished rulemaking was placed on a regulatory freeze by the new presidential administration and is expected to undergo additional review and amendment. In September 2023, PHMSA issued a notice of proposed rulemaking: Safety of Gas Distribution Pipelines and Other Pipeline Safety Initiatives. The proposed rulemaking requires operators to update distribution integrity management programs, emergency response plans, operations and maintenance manuals, and other safety practices. NW Natural does not foresee a significant impact of these rulemakings on our business given the modern materials used in our system.

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

There are additional expansion opportunities in the Mist storage field. Any expansion would be based on market demand, cost effectiveness, available financing, receipt of future permits, and other rights.

OTHER

Certain businesses and activities of NW Holdings and NW Natural are aggregated and reported as other for segment reporting purposes.

NW Natural
The following businesses and activities are aggregated and reported as other under NW Natural, a wholly-owned subsidiary of NW Holdings:
•4.7 Bcf of the Mist gas storage facility contracted to other utilities, third-party marketers, and electric generators;
•natural gas asset management activities; and
•appliance retail center operations.

Mist Gas Storage
The Mist gas storage facility began operations in 1989. It is a 17.5 Bcf facility with 12.8 Bcf used to provide gas storage for the NGD business. The remaining 4.7 Bcf of the facility is contracted with other utilities, third-party marketers, and electric generators with these results reported in other.

The overall facility consists of seven depleted natural gas reservoirs, 21 injection and withdrawal wells, a compressor station, dehydration and control equipment, gathering lines, and other related facilities. The capacity at Mist provides multi-cycle gas storage services to customers in the interstate and intrastate markets. The interstate storage services are offered under a limited jurisdiction blanket certificate issued by FERC. Under NW Natural's interstate storage certificate with FERC, NW Natural is required to file either a petition for rate approval or a cost and revenue study every five years to change or justify maintaining the existing rates for the interstate storage service. Intrastate firm storage services in Oregon are offered under an OPUC-approved rate schedule as an optional service to certain eligible customers. Gas storage revenues from the 4.7 Bcf are derived primarily from firm service customers who provide energy-related services, including natural gas distribution, electric generation, and energy marketing. The Mist facility benefits from limited competition as there are few storage facilities in the Pacific Northwest region. Therefore, NW Natural has the ability to acquire high-value, multi-year contracts.

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

NW Natural Water
NWN Water currently serves an estimated 190,000 people through approximately 76,000 water and wastewater connections across six states. NWN Water continues to grow though customer additions within or near its service territories, and continues to pursue acquisitions. See further discussion about the status of water general rate cases in Part II, Item 7, "Results of Operations—Regulatory Matters—Water and Wastewater Utilities."

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

NWN Water launched its services business in April 2023. This business provides operations and maintenance services to water and wastewater system owners and works to create value by leveraging shared personnel, technology and expertise to support delivery of clean, reliable water at a reasonable cost. Today, NWN Water provides operations and maintenance services to approximately 25,000 connections.

NW Natural Renewables
NW Natural Renewables is an unregulated subsidiary of NW Natural Holdings established to pursue unregulated RNG activities. In September 2021, a subsidiary of NW Natural Renewables, Ohio Renewables, and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to secure RNG supply from two production facilities that are designed to convert landfill waste gases to RNG (EDL Facilities). The first facility was completed and commenced delivery of RNG to Ohio Renewables in September 2024. Upon reaching this milestone, Ohio Renewables paid $26.0 million to the EDL subsidiary. The second facility was completed and commenced delivery of RNG to Ohio Renewables in December 2024 at which time Ohio Renewables made an additional payment of $25.4 million to the EDL subsidiary.

Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period at a contractually specified price. Ohio Renewables has contracted to sell the supply obtained from EDL at fixed-prices to investment grade counterparties.

Ohio Renewables has contracted to sell RNG produced by the EDL Facilities up to certain specified volumes in each of calendar years 2024 through 2026 to an investment-grade counterparty. We currently estimate RNG volumes to be sold pursuant to this agreement to be approximately 2,430,000 MMbtu over the life of the agreement, provided that such amounts of RNG are produced by the EDL Facilities during that period.

Ohio Renewables additionally has contracted to sell a fixed-volume of RNG under a long-term agreement with an investment-grade utility beginning in 2025 and extending through 2042. Amounts to be delivered under this agreement are estimated to be 112,500 MMbtu in 2025, 375,000 MMbtu in 2026, 1,950,000 MMbtu annually in 2027 through 2034, and 2,775,000 MMbtu annually in years 2035 through 2042. Under the current contract, if less than 75% of the contracted volumes of RNG are not delivered on an annual basis, Ohio Renewables is obligated to pay the per MMbtu price for volumes between the amount delivered and 75% of the contracted volumes on an annual basis.

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

NW Natural has received recovery of a portion of such environmental costs through insurance proceeds, seeks the remainder of such costs through customer rates, and believes recovery of these costs is probable. In both Oregon and Washington, NW Natural has mechanisms to recover expenses. Oregon recoveries are subject to an earnings test. See Part II, Item 7, "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery", and Note 2 and Note 17 to the Consolidated Financial Statements in Item 8 of this report for more information.

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

Employees
At December 31, 2024, our workforce consisted of the following:

NW Natural:
Unionized employees(1)	626
Non-unionized employees	649
Total NW Natural	1,275

Other Entities:
Water and wastewater company employees	172
Other	5
Total other entities	177

Total Employees	1,452
(1)     Members of the Office and Professional Employees International Union (OPEIU) Local No. 11, AFL-CIO.

NW Natural's labor agreement with members of OPEIU covers wages, benefits, and working conditions. In May 2024, NW Natural's unionized employees ratified a collective bargaining agreement that is in effect June 1, 2024 through May 31, 2028, and is effective thereafter from year to year unless either party serves notice of its intent to negotiate modifications to the collective bargaining agreement. The terms of the collective bargaining agreement include the following items: a 6% wage increase effective June 1, 2024 and scheduled wage increases effective December 1 in the first year and each subsequent year of 4%; a 401(k) contribution of 4% for employees hired after our pension plan was closed on December 31, 2009; and a 401(k) match of 50% of the first 8% of savings. During calendar year 2024, NW Natural did not incur any work stoppages (strikes or lockouts), and therefore, experienced zero idle days for the year.

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

As part of our commitment to employee health and safety, we maintain regular training programs, emergency preparedness procedures, and training and procedures to identify hazards and handle high-risk emergency situations. Employees complete classroom instruction and hands-on, scenario-based training at our training town facility in Oregon that allows employees to experience realistic situations in a controlled environment. We also host natural gas safety training events for ﬁrst responders, which are designed to prepare those first responders and NW Natural field employees to deliver an integrated, seamless response in the event of an emergency that involves or affects the natural gas system. We also have a learning management system that provides virtual training options and more efficiency and flexibility in how we train.

Employee Benefits and Support
To attract employees and meet the needs of our workforce, NW Natural strives to offer competitive compensation and benefits packages to employees. The benefits package options vary depending on type of employee and date of hire. NW Natural continuously looks for ways to support employees’ work-life balance and well-being and this is reflected in physical, mental and financial wellness programs to meet the needs of our employees and help them care for their families. Benefits available to employees during 2024 included, among others: healthcare and other insurance coverages, wellness resources, retirement and savings plans, paid time off programs, and flexible and hybrid work schedules, where possible, employee resource groups, and culture and community-focused resources and opportunities, and employee recognition programs and discounts.

Talent Attraction and Development
In order to implement our business strategy and serve our customers, we depend upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new and increasingly diverse employees as our older workforce retires. A significant portion of our workforce is currently eligible or will reach retirement eligibility within the next five years, and therefore, we are focused on efforts to attract, train, and retain appropriately qualified and skilled workers to prevent loss of institutional knowledge or skills gaps.

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

Diversity, Equity and Inclusion
We have a longstanding commitment to creating a diverse and inclusive culture that reflects and supports the communities we serve, and believe a diverse, equitable, and inclusive workforce at all levels contributes to long-term success. Our efforts in recruiting, promoting, and retaining diverse talent, building inclusive teams, and creating a culture that embraces differences are elements of our workforce strategy.

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

The OPUC and WUTC have general regulatory authority over NW Natural’s gas business in Oregon and Washington. In January 2025, NW Holdings acquired SiEnergy Operating, LLC (SiEnergy), which is regulated by the Railroad Commission of Texas. NW Holdings’ regulated water utility businesses are generally regulated by the public utility commission in the state in which a water business is located. These public utility commissions have broad regulatory authority, including: the rates charged to customers; authorized rates of return on rate base, including ROE; the amounts and types of securities that may be issued by our regulated utility companies, like NW Natural; services our regulated utility companies provide and the manner in which they provide them; the nature of investments our utility companies make; deferral and recovery of various expenses, including, but not limited to, pipeline replacement, environmental remediation and compliance costs, capital, information technology and other investments, commodity hedging expense, and certain employee benefit expenses such as pension costs; transactions with affiliated interests; regulatory adjustment mechanisms such as weather adjustment mechanisms, and other matters. The OPUC also regulates actions investors may take with respect to our utility companies, NW Natural and NW Holdings. Similarly, FERC has regulatory authority over NW Natural’s interstate storage services. Expansion of our businesses generally results in regulation by other regulatory authorities. For example, certain of NW Holdings’ water companies are regulated in Idaho, Texas and Arizona, and in 2025, we acquired SiEnergy, which is regulated by the Railroad Commission of Texas.

The costs that are deemed recoverable in rates and prices regulators allow us to charge for regulated utility service, and the maximum FERC-approved rates FERC authorizes us to charge for interstate storage and related transportation services, are the most significant factors affecting both NW Natural’s and NW Holdings’ financial position, results of operations and liquidity. State utility regulators have the authority to disallow recovery of costs they find imprudently incurred or otherwise disallowed, and rates that regulators allow may be insufficient for recovery of costs we incur. We expect to continue to make expenditures to expand, improve and safely operate our gas and water utility distribution and gas storage systems, and to work toward reducing emissions from our gas systems. Regulators can deny recovery of those costs. Furthermore, while each applicable state regulator has established an authorized rate of return for our regulated utility businesses, we may not be able to achieve the earnings level authorized. Moreover, in the normal course of business we may place assets in service or incur higher than expected levels of operating expense before rate cases can be filed to recover those costs (this is commonly referred to as regulatory lag). The failure of any regulatory commission to approve requested rate increases on a timely basis to recover costs or to allow an adequate return could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and liquidity.

As companies with regulated utility businesses, we frequently have dockets open with our regulators, including NW Natural’s general rate case filed with the OPUC in December 2024. The regulatory proceedings for these dockets typically involve multiple parties, including governmental agencies, consumer, environmental, and other advocacy groups, and other third parties. Each party advocates for the interests that they represent, which may include lower rates, additional regulatory oversight over the company, limitations on growth or phasing out of the gas system, decisions that favor electrification, or advancing other interests.

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

NW Holdings and NW Natural are subject to regulation by federal, state and local governmental authorities. We are required to comply with a variety of laws and regulations and to obtain authorizations, permits, approvals and certificates from governmental agencies in various aspects of our business. Significant changes in federal, state, or local governmental leadership can accelerate or amplify changes in existing laws or regulations, or the manner in which they are interpreted or enforced. For instance, the 2024 United States Presidential election has resulted in and may result in further leadership changes in many federal administrative agencies. Moreover, the 2024 election resulted in Republican control of the presidency and both houses of Congress, which may result in a wide range of new policies, executive orders, rules, initiatives and other changes to fiscal, tax, regulation, trade, environmental, climate and other federal policies, many of which have components that affect the energy and utilities sectors. Similarly, we could continue to face significant legislative, regulatory and other policy changes at the state level or in the local jurisdictions in which we operate. For example, the Oregon legislature is considering possible legislation aimed at addressing utility customer rate impacts and utility regulatory oversight. We cannot predict the impact of any such legislation on our rate structure, process or ability to apply regulatory accounting mechanisms. As we continue to expand our businesses into new states, we may be subject to additional legal, regulatory or taxing requirements. For example, certain of NW Holdings’ water companies are regulated in Idaho, Texas and Arizona, and in 2025, we acquired SiEnergy, a gas utility located in Texas. In addition, foreign governments may implement changes to their policies, in response to changes to U.S. policy or otherwise. Although we cannot predict the impact, if any, of these changes to our businesses, they could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations. Until we know what policy changes are made and how those changes impact our businesses and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or will be negatively affected by them.

We cannot predict changes in laws, regulations, interpretations or enforcement or the impact of such changes. Additionally, any failure to comply with existing or new laws and regulations could result in fines, penalties or injunctive measures. For example, under the Energy Policy Act of 2005, the FERC may assess civil penalties under the Natural Gas Act for violations of FERC’s requirements up to nearly $1.6 million per day for each violation. In addition, as we expand our businesses and the regulatory environment for our businesses increases in complexity, the risk of inadvertent noncompliance may also increase. Changes in regulations, the imposition of additional regulations, and the failure to comply with laws and regulations could negatively influence NW Holdings’ or NW Natural’s operating environment and results of operations. There is uncertainty as to how our regulators will reflect the impact of the legislation and other government regulation in rates. The resulting ratemaking treatment may negatively affect NW Holdings’ or NW Natural’s financial condition and results of operations.

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

Although we believe that natural gas serves an important role in helping our region reduce GHG emissions and move to a more resilient lower-carbon energy system, certain advocacy groups have opposed the use of natural gas as a fuel source altogether and have pursued policies that limit, restrict, or impose additional costs on, the use of natural gas in a variety of contexts.

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

The criteria for the application of regulatory accounting is highly specific, and legislative or regulatory changes to our rate structure or processes could impact our ability to apply regulatory accounting in the future.

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
•our forecasts and projections regarding customer and business growth, financial performance, or economic and market conditions may prove to be incorrect;
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

One or more of these risks could affect NW Holdings’ and NW Natural’s financial condition, results of operations, and cash flows. For example, in January 2025, we completed the acquisition of SiEnergy, and while we consider this acquisition to be an important component of our growth strategy, we may face unexpected costs or challenges associated with integration of the business or otherwise fail to achieve the expected benefits of the transaction.

BUSINESS DEVELOPMENT RISK. NW Holdings’ and NW Natural’s business development projects may not be successful or may encounter unanticipated obstacles, costs, changes or delays that could result in a project being unsuccessful or becoming impaired, which could negatively impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

Business development projects involve many risks. We are currently engaged in several business development projects, including, but not limited to, several water, wastewater, water services and RNG projects, non-regulated investments in RNG projects, and purchasing, marketing and reselling of RNG and its associated attributes. We may also engage in other business development projects such as investments in additional long-term gas reserves, gas storage projects, CNG refueling stations, power to gas, power generation, hydrogen projects, carbon capture projects, geothermal projects or other similar projects. Our business development activities are subject to uncertainties and changed circumstances and may not reach the scale expected, be successful or perform as anticipated. Additionally, we may not be able to obtain required governmental permits and approvals to complete our projects in a cost-efficient or timely manner, potentially resulting in delays or abandonment of the projects. We could also experience issues such as: technological challenges; ineffective scalability; failure to achieve expected outcomes; unsuccessful business models; startup and construction delays; construction cost overruns; reliance on or inability to direct third parties; disputes with contractors or other third parties; the inability to negotiate acceptable agreements such as rights-of-way, easements, construction, gas supply or other material contracts; failure or delay in receiving applicable permits; changes in customer demand, perception or commitment; public opposition to projects; marketing risk and changes in market regulation, behavior or prices, market volatility or unavailability, including markets for RNG and its associated attributes or other environmental attributes; the inability to receive expected tax or regulatory treatment (including any applicable tax incentives or credits for renewable fuels); and operating cost increases. Additionally, we may be unable to finance our business development projects at acceptable costs or within a scheduled time frame necessary for completing the project. Any of the foregoing risks, if realized, could result in business development efforts failing to produce expected financial results and the project investment becoming impaired, and such failure or impairment could have an adverse effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

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

NW Natural’s NGD margins and earnings growth have largely depended upon the sustained growth of its residential and commercial customer base due, in part, to the new construction housing market, conversions of customers to natural gas from other energy sources and growing commercial use of natural gas. Building codes recently enacted and others under consideration in our territory may have the effect of reducing our natural gas customer growth rate. For example, building codes implemented in Washington, if determined to be valid, would have the effect of restricting or eliminating the use of gas space and water heating in new commercial and residential construction, or otherwise increasing the cost of new home construction incorporating natural gas. Certain jurisdictions in Oregon and Washington are considering similar measures. While we expect these types of codes to be subject to legal challenge, we cannot predict the outcome of any such challenge. Other regulations may impact growth; for example, in connection with the resolution of NW Natural’s general rate case, on October 25, 2024, the OPUC issued an order ordering the phase out of NW Natural’s line extension allowance by November 1, 2027. We are not currently able to quantify the extent to which limitations on natural gas use, or declining line extension allowances provided in rates to cover construction costs for new services, will affect new meter additions, or to what extent carbon compliance costs included in rates will affect the competitiveness of our business and the demand for natural gas service. Insufficient customer growth, for economic, political, public perception, policy, or other reasons could adversely affect NW Holdings’ or NW Natural’s utility margin, earnings and cash flows.

RISK OF COMPETITION. Our NGD business is subject to increased competition which could negatively affect NW Holdings’ or NW Natural’s results of operations.

In the residential and commercial markets, our natural gas distribution businesses compete primarily with suppliers of electricity, fuel oil, and propane. In the industrial market, we compete with suppliers of all forms of energy. Competition among these forms of energy is based on price, efficiency, reliability, performance, market conditions, technology, federal, state and local governmental regulation, actual and perceived environmental impacts, and public perception. Technological improvements such as electric heat pumps, batteries or other alternative technologies, or building code or other regulations or restrictions affecting the cost or ability to use certain gas appliances, could erode our competitive advantage. If natural gas prices are high relative to other energy sources, or if the cost, environmental impact or public perception of such other energy sources improves relative to natural gas, it may negatively affect our ability to secure new customers or retain our existing customers, which could have a negative impact on our customer growth rate and NW Holdings’ and NW Natural’s results of operations.

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
•failure of gas or water storage reservoirs;
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

The safety and protection of the public, our customers and our employees is and will remain our top priority. We are committed to consistently monitoring, maintaining, and upgrading our distribution systems and storage operations to ensure that RNG, natural gas and water is acquired, stored and delivered safely, reliably and efficiently. Natural gas operators are subject to robust, ongoing federal, state and local regulatory oversight, which intensifies in response to incidents. For example, the 2020 Protecting our Infrastructure of Pipelines and Enhancing Safety Act (PIPES Act) prompted PHSMA to issue three rulemakings impacting transmission lines, gathering lines, and valve automation in response to past incidents in other parts of the country. Regulations issued in 2024 by PHMSA contain requirements related to the detection and repair of leaks and safety of gas distribution pipelines.

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

RELIANCE ON THIRD PARTIES TO SUPPLY OR OPTIMIZE NATURAL GAS, RNG AND ENVIRONMENTAL ATTRIBUTES OR CREDITS RISK. We rely on third parties to supply or optimize natural gas, RNG, storage or pipeline capacity, and environmental attributes or credits in our NGD segment, and limitations on our ability to obtain supplies, engage in effective optimization, or failure to receive expected supplies, could have an adverse impact on NW Holdings’ or NW Natural’s financial results.

Our ability to secure natural gas, RNG and environmental attributes or credits depends upon its ability to purchase and receive delivery of them from third parties. We, and in some cases our suppliers, do not have control over the availability of natural gas, RNG or environmental attributes or credits, competition for those supplies, disruptions in those supplies, priority allocations on transmission pipelines, markets for those supplies, or pricing and other terms related to such supplies. Additionally, third parties that we may rely on may fail to deliver supplies for which it has contracted. For example, in October, 2018, a 36-inch pipeline near Prince George, British Columbia owned by Enbridge ruptured, disrupting natural gas flows from Canada into Washington while the ruptured pipeline and an adjacent pipeline were assessed and the ruptured pipeline was repaired. Once repaired, pressurization levels for those pipelines were reduced for a significant period of time for assessment and testing. If we are unable or limited in our ability to obtain natural gas, RNG or environmental attributes or credits from our current suppliers or new sources, we may not be able to meet customers' gas requirements or regulatory or compliance requirements, and would likely incur costs associated with actions necessary to mitigate service disruptions or regulatory compliance, which could significantly and negatively impact NW Holdings’ and NW Natural’s results of operations.

We also contract with an independent energy marketing company to provide asset management services regarding storage and pipeline capacity when those assets are not serving the needs of NGD business customers. We may not be able to fully direct these transactions, or the counterparty to these arrangements may act contrary to our interests, become financially distressed or have economic or other business interests or goals that are inconsistent with ours. Failure to effectively optimize our assets could result in a negative impact on NW Holdings' and NW Natural’s financial condition, revenues and results of operations.

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

NW Holdings’ and NW Natural’s ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain diverse, talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new and increasingly diverse employees as our largely older workforce retires. A significant portion of our workforce is currently eligible or will reach retirement eligibility within the next five years, which will require that we attract, train and retain skilled workers to prevent loss of institutional knowledge or skills gaps. We face competition for qualified personnel with specific skillsets. This competition may result in increased pressure on wages or other challenges in recruiting or retaining personnel. Without an appropriately skilled workforce, our ability to provide quality service and meet our regulatory requirements will be challenged and this could negatively impact NW Holdings' and NW Natural’s earnings. Additionally, approximately half of NW Natural workers are represented by the OPEIU Local No. 11 AFL-CIO and are covered by a collective bargaining agreement that extends to May 31, 2028. Disputes with the union representing NW Natural employees over terms and conditions of their agreement, or failure to timely and effectively renegotiate the agreement upon its expiration, could result in instability in our labor relationship or other labor disruptions or work stoppages that could impact the timely delivery of gas and other services from our utility and storage facilities, which could strain relationships with customers and state regulators and cause a loss of revenues. The collective bargaining agreements may also limit our flexibility in dealing with NW Natural’s workforce, and the ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace, which may negatively affect NW Holdings’ and NW Natural’s financial condition and results of operations.

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

Environmental liability estimates are based on current remediation technology, industry experience gained at similar sites, an assessment of probable level of responsibility, and the financial condition of other potentially responsible parties. However, it is difficult to estimate such costs due to uncertainties surrounding the course of environmental remediation, the preliminary nature of certain site investigations, natural recovery of the site, unavoidable limitations associated with environmental investigations and remedial technologies, evolving science, the application of environmental laws that impose joint and several liabilities on all potentially responsible parties, and changes in federal, state or local environmental statutes, regulations or policies. These uncertainties and disputes arising therefrom could lead to further adversarial administrative proceedings or litigation, with associated costs and uncertain outcomes, all of which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

ENVIRONMENTAL REGULATION COMPLIANCE RISK. NW Holdings and NW Natural are subject to environmental regulations, compliance with which or failure to comply with, could adversely affect our operations or financial results.

NW Holdings and NW Natural are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local governmental authorities relating to protection of the environment, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and waste, groundwater quality and availability, plant and wildlife protection, the emitting of greenhouse gases, and other aspects of environmental regulation. For example, our natural gas operations are subject to reporting requirements to a number of governmental authorities including, but not limited to, the Environmental Protection Agency (EPA), the Oregon Department of Environmental Quality (ODEQ), and the Washington State Department of Ecology regarding greenhouse gas emissions. We are also required to reduce emissions of GHGs over time in accordance with the recently issued Oregon Climate Protection Program (CPP) and the Washington Climate Commitment Act (CCA). We expect that compliance with any form of regulation of GHG emissions will require additional resources and legislative or regulatory tools and will increase costs. The developing and changing guidance to implement the CCA and CPP, evolving carbon credit markets and other regulatory tool options, decades-long timeframes for compliance, likely changing and evolving laws and energy policy, and evolving technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. Increased compliance costs or additional operating restrictions resulting from current and future additional environmental regulations at the local, state or national level may or may not be recoverable in customer rates, through insurance or otherwise. If these costs are not recoverable, or if these regulations reduce the desirability, availability, or cost-competitiveness of natural gas, they could have an adverse effect on NW Holdings’ or NW Natural’s operations or financial condition. Furthermore, failure to comply with such laws or regulations could subject us to possible enforcement actions, financial liability or litigation, any of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

GLOBAL CLIMATE CHANGE RISK. Our businesses may be subject to physical risks associated with climate change, all of which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

Climate change may cause physical risks, including an increase in sea level, intensified storms, water scarcity, wildfire susceptibility and intensity and changes in weather conditions, such as changes in precipitation, average temperatures and extreme wind or other extreme weather events or climate conditions. Moreover, a significant portion of the nation’s gas infrastructure is located in areas susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to gas supply interruptions and price spikes. Fire risk is also significant in the western United States, including in our service territory, and may be elevated by warmer air temperatures, drought, wind and land management practices. Climate change may increase the likelihood and magnitude of damages that may be caused by fires, which may adversely affect our financial condition, results of operations, and cash flows.

These and other physical changes could result in disruptions to natural gas production and transportation systems potentially increasing the cost of gas and affecting our natural gas businesses’ ability to procure or transport gas to meet customer demand. These changes could also affect our distribution systems resulting in increased maintenance and capital costs, disruption of service, regulatory actions and lower customer satisfaction. Similar disruptions could occur in NW Holdings’ water utility and unregulated RNG businesses. To the extent we are unable to recover these costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future business, financial condition, or financial results could be adversely impacted. Additionally, to the extent that climate change adversely impacts the economic health or weather conditions of our service territory directly, it could adversely impact customer demand or our customers’ ability to pay. Such physical risks could have an adverse effect on NW Holdings’ or NW Natural’s financial condition, results of operations, and cash flows.

PUBLIC PERCEPTION AND POLICY RISK. Changes in public sentiment or public policy with respect to natural gas, including through local, state or federal laws or legislation or other regulation (including ballot initiatives, executive orders or regulatory codes) or litigation, could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

There are a number of international, federal, state, and local legislative, legal, regulatory and other initiatives being proposed and adopted in an attempt to measure, control or limit the effects of global warming and climate change, including greenhouse gas (GHG) emissions such as carbon dioxide, nitrous oxide, and methane. Legislation or other forms of public policy or regulation that aim to reduce GHG emissions at the federal, state, or local level have and could continue to take a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, and incentives or mandates to conserve energy, or use renewable energy sources. Federal, state, or local governments may provide tax advantages and other subsidies to support alternative energy sources, withdraw funding from fossil fuel sources, mandate the use of specific fuels or technologies, prohibit the use of natural gas, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. For example, during his administration, former President Biden issued a number of executive orders, and a wide range of federal agencies took action aimed at addressing climate change and other environmental matters. Federal legislation passed under the Biden administration, such as the Inflation Reduction Act of 2022 (IRA), included several climate and energy provisions. Upon taking office in January, 2025, President Trump issued several executive orders aimed at revoking Biden-era climate policies. We expect there to be a number of additional changes related to climate policy under the Trump Administration, including additional executive orders, federal regulations, programs and other federal actions, however, we cannot currently predict when or if the Trump Administration or Congress will act, the form of the action, the extent to which any such action may replace or revoke prior administration policies, or the impact of those actions on our business.

At the state level, effective beginning in 2023, the State of Washington enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that provides an overall limit for GHG emissions from major sources in the state and declines yearly to 95% below 1990 levels by 2050. NW Natural is currently subject to the CCA. Similarly, in Oregon, In November 2024, the ODEQ issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective January 1, 2025. The CPP establishes a program to limit GHG emissions from covered entities, including natural gas utilities, by 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. In addition, the State of Washington has implemented, and the State of Oregon and some local jurisdictions have considered or are considering, building codes that could have the effect of disfavoring or disallowing natural gas in residential or commercial new construction or conversions, including locations within our service territory. For example, the Eugene City Council continues to develop a plan to address GHG emissions, align incentives around GHG emissions and to engage in a number of actions, including identifying potential revenue sources, like a gas supplier tax. Similarly, some jurisdictions and advocates are evaluating restricting the use of natural gas and certain natural gas appliances inside homes contending that there are detrimental indoor health effects associated with the use of natural gas.

Such current or future legislation, regulation or other initiatives (including executive orders, ballot initiatives or ordinances) could impose on our natural gas businesses operational requirements or restrictions, additional charges to fund energy efficiency initiatives, or levy a tax based on carbon content. In addition, certain jurisdictions, including San Francisco, Seattle, and New York have enacted measures to ban or discourage the use of new natural gas hookups in residential or other buildings. Other jurisdictions, including several in our service territory, have considered or are currently considering similar restrictions or other measures discouraging the use of natural gas, such as limitations or bans on the use of natural gas in new construction, requiring the conversion of buildings to electric heat, or adopting policies or incentives to encourage the use of electricity in lieu of natural gas. Such restrictions could adversely impact customer growth or usage and could adversely impact our ability to recover costs and maintain reasonable customer rates. In addition, certain states, cities, local jurisdictions and private parties have initiated lawsuits against companies related to climate change impacts, GHG emissions or climate-related disclosures. We have been named as a defendant in two such legal proceedings, each as described in more detail in Note 17 to the Consolidated Financial Statements. While we intend to diligently defend against such claims, we cannot predict the outcome of such litigation. Such climate-related claims or actions could be costly to defend and could negatively impact our business, reputation, financial condition, and results of operations.

NW Natural believes natural gas has an important role in moving the Pacific Northwest to a lower carbon future, and to that end is developing programs and measures to reduce carbon emissions. However, NW Natural’s efforts may not happen quickly enough to keep pace with legislation or other regulation, legal changes or public sentiment, or may be more costly or not be as effective as expected. Any of these initiatives, or our unsuccessful response to them, could result in us incurring additional costs to comply with the imposed policies, regulations, restrictions or programs, provide a cost or other competitive advantage to energy sources other than natural gas, reduce demand for natural gas, restrict our customer growth, impose costs or restrictions on end users of natural gas, impact the prices we charge our customers, increase the likelihood of litigation, reduce our access to capital, impose increased costs on us associated with the adoption of new infrastructure and technology to respond to such requirements which may or may not be recoverable in customer rates, and could negatively impact public perception of our services or products that negatively diminishes the value of our brand, all of which could adversely affect NW Holdings’ or NW Natural’s business operations, financial condition and results of operations.

Business Continuity and Technology Risks
BUSINESS CONTINUITY RISK. NW Holdings and NW Natural may be adversely impacted by local or national disasters, pandemics, political unrest, terrorist activities, cyber-attacks or data breaches, and other extreme events to which we may not be able to promptly respond, which could adversely affect NW Holdings’ or NW Natural’s operations or financial condition.

Local or national disasters (including but not limited to earthquakes, wildfires, floods, storms, landslides), pandemics, political unrest, terrorist activities, cyber-attacks and data breaches, power outages, and other extreme events are a threat to our assets and operations. Companies in critical infrastructure industries face a heightened risk due to being the target of, and having heightened exposure to, acts of terrorism or sabotage, including physical and security breaches of our physical infrastructure and information technology or operational technology systems in the form of cyber-attacks or other forms of attacks. These attacks could, among other things, target or impact our technology or mechanical systems that operate our distribution, transmission or storage facilities and result in a disruption in our operations, damage to our system and inability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of RNG, natural gas or other necessary commodities that could affect our operations. Threatened or actual national disasters, pandemics or terrorist activities may also disrupt capital or bank markets and our ability to raise capital or obtain debt financing, or impact our suppliers or our customers directly, including increasing volatility in the price of natural gas or reducing demand for natural gas or water. Local disaster, pandemics, or civil unrest could result in disruption of our infrastructure or facilities, increase our operating costs, or result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Local disruption may also limit our ability to collect on overdue accounts or disconnect gas or water service for nonpayment beyond an amount or period of time acceptable to us. A slow or inadequate response to events may have an adverse impact on our operations and earnings. We may not be able to maintain sufficient insurance to cover all risks associated with local and national disasters, pandemic illnesses, terrorist activities, cyber-attacks and other attacks or events. Additionally, large scale natural disasters or terrorist attacks could destabilize the insurance industry making the insurance we do have unavailable, which could increase the risk that an event could adversely affect NW Holdings’ or NW Natural’s operations or financial results. Similarly, business disruptions may limit, delay or block public utility commissions’ ability to approve or authorize applications or other requests we may make with respect to our regulated businesses. Any of these occurrences, or the resulting economic effects could have a material adverse effect on our business, outlook, financial condition, and results of operations and cash flows.

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

There are various risks associated with these systems in addition to upgrades and replacements, including hardware and software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, programming mistakes and other inadvertent errors or deliberate human acts. In addition, we are dependent on a continuing flow of important components and appropriately skilled individuals to maintain and upgrade our information technology systems. Our suppliers have previously faced disruptions, such as during the COVID-19 pandemic, and may face additional production or import delays due to natural disasters, strikes, lock-outs, political unrest, pandemics or other such circumstances. Technology services provided by third-parties also could be disrupted due to events and circumstances beyond our control which could adversely impact our business, financial condition and results of operations.

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

Although we take precautions to protect our technology systems and are not aware of any material security breaches to date, there is no guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems, including our operational technology and information technology systems, are adequate to safeguard against all security breaches or other cyberattacks. Additionally, the facilities and systems of clients, suppliers and third-party service providers also could be vulnerable to cyber risks and attacks, and such third party systems may be interconnected to our systems. Therefore, an event caused by cyberattacks or other malicious act at an interconnected third party could impact our business and facilities similarly. As these potential cyber security attacks become more common and sophisticated, we could be required to incur costs to strengthen our systems or maintain insurance coverage against potential losses. Moreover, a variety of regulatory agencies are focused on cybersecurity risks, and specifically in critical infrastructure sectors. For example, the Transportation Security Administration (TSA) has published security directives and in November 2024, proposed formal rules mandating cybersecurity actions for critical pipeline owners and operators. Failure to meet the requirements of these directives or other cybersecurity regulations could result in fines or other penalties. We are continuing to evaluate the potential costs of implementation of these directives, and there is no assurance that we will be able to continue to recover in rates costs associated with such compliance.

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

Until NW Natural closed the pension plans to new hires, which for non-union employees was in 2006 and for union employees was in 2009, it provided pension plans and postretirement healthcare benefits to eligible full-time utility employees and retirees. Approximately 22% of NW Natural’s current utility employees were hired prior to these dates, and therefore remain eligible for these plans. Other businesses we acquire may also have pension plans. The costs to NW Natural, or the other applicable businesses we may acquire, for providing such benefits is subject to change in the market value of the pension assets, changes in employee demographics including longer life expectancies, increases in healthcare costs, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used to calculate our future pension and postretirement healthcare expenses may differ materially from actual results due to significant market fluctuations and changing withdrawal rates, wage rates, interest rates and other factors. These differences may result in an adverse impact on the amount of pension contributions, pension expense or other postretirement benefit costs recorded in future periods. Sustained declines in equity markets and reductions in bond rates may have a material adverse effect on the value of the pension fund assets and liabilities. In these circumstances, NW Natural may be required to recognize increased contributions and pension expense earlier than it had planned to the extent that the value of pension assets is less than the total anticipated liability under the plans, which could have a negative impact on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

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

Our gas purchasing requirements expose us to risks of commodity price movements, while our use of debt and equity financing exposes us to interest rate, liquidity and other financial market risks. We attempt to manage these exposures with both physical hedges, including our storage and gas reserves transactions, which are hedges backed by physical gas supplies, and financial hedges, such as gas swaps and interest rate hedging arrangements. We may also enter into other types of financial and physical hedging arrangements from time to time. While we have risk management procedures for hedging in place, they may not always work as planned and cannot entirely eliminate the risks associated with hedging. Additionally, our hedging activities may cause us to incur additional expenses to obtain the hedge. We do not hedge our entire interest rate or commodity cost exposure, and the unhedged exposure will vary over time. Gains or losses experienced through NW Natural’s hedging activities, including carrying costs, generally flow through NW Natural’s PGA mechanism or are recovered in future general rate cases. However, the hedge transactions NW Natural enters into for utility purposes are subject to a prudence review by the OPUC and WUTC, and, if found imprudent, those expenses may be, and have been previously, disallowed, which could have an adverse effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

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

NW Holdings and NW Natural also have credit and performance exposure to derivative counterparties. Counterparties owing NW Holdings, NW Natural or their respective subsidiaries money, physical natural gas, RNG or environmental attributes could breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements to meet our normal business requirements. In that event, NW Holdings’ or NW Natural’s financial results could be adversely affected. Additionally, under most of NW Natural’s hedging arrangements, a downgrade of its senior unsecured long-term debt credit rating could allow its counterparties to require NW Natural to post cash, a letter of credit or other form of collateral, which would expose NW Natural to additional costs and may trigger significant increases in borrowing from its credit facilities or equity contribution needs from NW Holdings, if the credit rating downgrade is below investment grade. Further, based on current interpretations, each of NW Holdings, NW Natural and NWN Water is not considered a "swap dealer" or "major swap participant" in 2024, so we are exempt from certain requirements under the Dodd-Frank Act. If we are unable to claim this exemption, we could be subject to higher costs for our derivatives activities, and such higher costs could have a negative impact on NW Holdings’ and NW Natural’s operating costs and financial results.

GAS PRICE RISK. Higher natural gas commodity prices and volatility in the price of gas may adversely affect our NGD business, whereas lower gas price volatility may adversely affect NW Natural’s gas storage business, negatively affecting NW Holdings’ and NW Natural’s results of operations and cash flows.

The cost of natural gas is affected by a variety of factors, including weather, changes in demand, the level of production and availability of natural gas supplies, transportation constraints, availability and cost of pipeline capacity, federal, state and local energy and environmental policy, regulation and legislation, natural disasters and other catastrophic events, national and worldwide economic and political conditions, and the price and availability of alternative fuels. In recent years, we have experienced increased pricing and volatility in the current and forward gas markets. In addition, potential tariffs or trade restrictions could impact the price of natural gas that we import from Canada. At our gas businesses, the cost we pay for natural gas is generally passed through to customers through an annual purchased gas rate adjustment. If gas prices were to increase significantly and remain higher, it could raise the cost of energy to our customers, potentially causing those customers to conserve or switch to alternate sources of energy. Sustained significant price increases could also cause new home builders and commercial developers to select alternative energy sources. Decreases in the volume of gas we sell could reduce NW Holdings or NW Natural’s earnings, and a decline in customers could slow growth in future earnings. Additionally, notwithstanding NW Natural’s current rate structure, higher gas costs could result in increased pressure on the OPUC or the WUTC to seek other means to reduce NW Natural’s rates, which also could adversely affect NW Holdings’ and NW Natural’s results of operations and cash flows.

Temporary gas price increases can also adversely affect NW Holdings’ and NW Natural’s operating cash flows, liquidity and results of operations. In Oregon, a portion (10% or 20%) of any difference between the estimated average PGA gas cost in rates and the actual average gas cost incurred is recognized as current income or expense.

Temporary or sustained higher gas prices may also cause us to experience an increase in short-term debt and temporarily reduce liquidity because it pays suppliers for gas when it is purchased, which can be in advance of when these costs are recovered through rates. Significant increases in the price of gas can also slow collection efforts as customers experience increased difficulty in paying their higher energy bills, leading to higher than normal delinquent accounts receivable resulting in greater expense associated with collection efforts and increased bad debt expense.

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

Furthermore, recent trends toward investments that are perceived to be “green” or “sustainable” could shift capital away from, or increase the cost of capital for, our natural gas business. We believe our business is an important component of a lower carbon future and are striving to reduce emissions from our systems. Nevertheless, perceptions in the financial markets could differ or outpace our progress toward reducing emissions and result in a shift funding away from, or limit or restrict certain forms of funding for, natural gas businesses. Similarly, public policy developments impacting natural gas, including through local, state or federal laws or legislation or other regulation (including ballot initiatives, executive orders or regulatory codes) or litigation could impact our ability to access capital.

NW Natural is currently rated by S&P and Moody’s, and NW Holdings is currently rated by S&P. A negative change in their respective credit ratings, particularly below investment grade, could adversely affect our cost of borrowing and access to sources of liquidity and capital. Such a downgrade could further limit our access to borrowing under available credit lines. Additionally, downgrades in NW Natural’s current credit ratings below investment grade could cause additional delays in NW Natural's ability to access the capital markets while it seeks supplemental state regulatory approval, which could hamper its ability to access credit markets on a timely basis. NW Holdings' credit profile is largely supported by NW Natural’s credit ratings and any negative change in NW Natural’s credit ratings would likely negatively impact NW Holdings’ access to sources of liquidity and capital and cost of borrowing. A credit downgrade could also require additional support in the form of letters of credit, cash or other forms of collateral and otherwise adversely affect NW Holdings' or NW Natural’s financial condition and results of operations.

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

We review the carrying value of goodwill annually or whenever events or changes in circumstances indicate that such carrying value may not be recoverable. A goodwill impairment analysis begins with a qualitative analysis of events and circumstances. If the qualitative assessment indicates that the carrying value may be at risk, we will perform a quantitative assessment and recognize a goodwill impairment for any amount in which the fair value of a reporting unit exceeds its fair value. NW Holdings' total goodwill was $183.8 million as of December 31, 2024 and $163.3 million as of December 31, 2023, which all related to water and wastewater acquisitions. There have been no impairments recognized for the water and wastewater acquisitions to date. Any impairment charge taken with respect to our long-lived assets or goodwill could be material and could have a material effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

CUSTOMER CONSERVATION RISK. Customers’ conservation efforts may have a negative impact on NW Holdings’ and NW Natural’s revenues.

An increasing national focus on energy conservation, including improved building practices and appliance efficiencies may result in increased energy conservation by customers. This can decrease our sales of natural gas and adversely affect NW Holdings’ or NW Natural’s results of operations because revenues are collected mostly through volumetric rates, based on the amount of gas sold. In Oregon, NW Natural has a conservation tariff which is designed to recover lost utility margin due to declines in residential and small commercial customers’ consumption. However, NW Natural does not have a conservation tariff in Washington that provides it this margin protection on sales to customers in that state. Similar conservation risks exist for water utilities. Customers’ conservation efforts may have a negative impact on NW Holdings' and NW Natural’s financial condition, revenues and results of operations.

ECONOMIC RISK. Changes in the economy and in the financial markets may have a negative impact on our financial condition and results of operations.

If an economic slowdown occurs, our financial condition, results of operations, and cash flows could be adversely affected. Moreover, fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. Changes in economic activity in our markets and in global financial markets can result in lower demand for energy, increased incidence of customers’ inability to pay or delay in paying utility bills or increase in customer bankruptcies, less new housing construction or fewer conversions to natural gas, higher levels of residential foreclosures or vacancies, uncertainty regarding energy prices and the capital and commodity markets, increased credit risk and supply chain uncertainty. We are evaluating and monitoring current economic conditions, which include but are not limited to: inflation and interest rates, supply chain disruptions, and other regulatory, physical or cyber related risks impacting our business. These and other macroeconomic conditions may adversely impact the markets in which we operate and could cause the local, national or global economy to enter a period of recession. We cannot predict the timing, strength, or duration of any future economic slowdown or recession. If the economy or the markets in which we operate decline from present levels, it may have an adverse effect on our business, financial condition, and results of operations.

WEATHER RISK. Warmer than average weather may have a negative impact on our revenues and results of operations.

We are exposed to weather risk in our natural gas businesses. A majority of NW Natural’s gas volume is driven by gas sales to space heating residential and small commercial customers during the winter heating season. Current NW Natural rates are based on an assumption of average weather. Warmer than average weather typically results in lower gas sales. Colder weather typically results in higher gas sales. Although the effects of warmer or colder weather on utility margin in Oregon are expected to be mitigated through the operation of NW Natural’s weather normalization mechanism, weather variations from normal could adversely affect utility margin because NW Natural may be required to purchase more or less gas at spot rates, which may be higher or lower than the rates assumed in its PGA. Additionally, extreme weather events, such as those that occurred in NW Natural’s service territory in February 2021 and January 2024 can result in the purchase of higher levels of gas at significantly higher spot rates. Also, a portion of NW Natural’s Oregon residential and commercial customers (usually less than 10%) have opted out of the weather normalization mechanism, and approximately 12% of its customers are located in Washington where it does not have a weather normalization mechanism. SiEnergy, our gas utility in Texas similarly maintains a weather normalization mechanism, however, this mechanism may not fully mitigate the impact of warmer or colder than expected weather in Texas. These effects could have an adverse effect on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

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
•disruptions to the wastewater collection and treatment process, including spills, overflows or system failures;
•wastewater discharges by third parties that contain unanticipated levels of chemical or other pollutants;
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

NW Holdings’ expansion into the water sector is an important component of its growth strategy. Although NW Holdings expects its water and wastewater utility operations and water services businesses will result in various benefits, including expanding customer bases, providing investment opportunities through infrastructure development and enhancing regulatory relationships within the local communities served, NW Holdings may not be able to realize these or other benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner intended and whether costs to finance the acquisitions and investments will be consistent with expectations, as well as whether investments in the water sector can reach scale in a reasonable period of time. Events outside of our control, including but not limited to regulatory changes or developments, could adversely affect our ability to realize the anticipated benefits from building NW Holdings’ water platform. The integration of newly acquired water, wastewater or water services businesses, particularly over noncontiguous geographic regions, may be unpredictable, subject to delays or changed circumstances, and such businesses may not perform in accordance with our expectations. In addition, anticipated costs, level of management’s attention and internal resources to achieve the integration of or operate the acquired businesses may differ significantly from our current estimates resulting in failures or delays in achieving expected returns or performance. We have previously acquired, and from time to time may make further investments in unregulated businesses on the water platform, including wastewater and water services businesses, which may result in additional uncertainty or volatility of earnings from these businesses. If NW Holdings'

expectations regarding the financial results of its investments in water, wastewater or water services operations prove to be inaccurate, it may adversely affect NW Holdings' financial position or results of operations.

Non-Regulated RNG Risks
INVESTMENT RISK. NW Holdings’ expectations with respect to the financial results of its investments in non-regulated RNG investments are based on various assumptions and beliefs that may not prove accurate, resulting in failures or delays in achieving expected returns.

NW Holdings’ expansion into the non-regulated RNG business is an important component of its growth strategy. Although NW Holdings expects this expansion will result in various benefits, including providing renewable fuels to support decarbonization in the utility, commercial, industrial and transportation sectors, NW Holdings may not be able to realize these or other benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the investments can be made at an expected scale, whether the investments can be monetized in the manner intended, and whether costs to finance the investments will be consistent with expectations. Events outside of our control, including but not limited to market or regulatory changes or developments, could adversely affect our ability to realize the anticipated benefits from building NW Holdings’ non-regulated RNG platform. The establishment and growth of a non-regulated RNG business may be unpredictable, subject to uncertainties or changed circumstances, and such business may not perform in accordance with our expectations. In addition, anticipated costs, level of management’s attention and internal resources to achieve the integration of the acquired investments may differ significantly from our current estimates resulting in failures or delays in achieving expected returns or performance. As part of our business model, we may purchase RNG from third parties in a variety of structures, including on a volumes-produced basis. Conversely, we may sell RNG in a variety of structures, including on a fixed-volume basis. This model could result in a mismatch between our purchased RNG portfolio and RNG volumes we have contracted to sell at any one time, which could result in our obligation to procure additional RNG at then-market prices or to pay damages to satisfy RNG sales contracts to which we are a party, which amounts could be significant. For example, the RNG purchase contract between Ohio Renewables and a subsidiary of EDL is on a volumes-produced basis, whereas Ohio Renewables’ contract for the sale of RNG from 2025 through 2042 is a fixed-volume contract. We could additionally experience technological challenges; ineffective scalability or inability to achieve production volumes consistent with our expectations and marketing arrangements; construction delays or cost overruns; disputes with third party business partners; risks related to markets for RNG and its associated attributes (including changes in market regulation, behavior, or prices); the inability to receive expected tax or regulatory treatment; unsuccessful business models; or unexpected operating costs. If NW Holdings’ expectations regarding the financial results of its investments in non-regulated RNG prove to be inaccurate, it may adversely affect NW Holdings’ financial position or results of operations.

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

Beginning in May 2021, the Department of Homeland Security’s (DHS) and the Transportation Security Administration (TSA) released two directives, with several updates, applicable to certain owners and operators of pipeline facilities, including NW Natural. These directives cumulatively require owners and operators to implement cybersecurity incident reporting to the DHS, designate two cybersecurity coordinators, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies; implement a significant number of specified cyber security controls and processes; and clarifying Operational Technology (OT) scope and providing a risk- and outcome-based framework. We made significant additional and accelerated investments in cybersecurity in response to the TSA directives. In November 2024, the TSA proposed regulations with the aim of making the security directives permanent by incorporating them into the US Code of Federal Regulations.

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
•third-party cyber risk management process for vendors including, among other things, a security assessment, contracting program, and ongoing monitoring for vendors based on their risk profile; and
•physical security around our sensitive infrastructure and cybersystems.

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

As a regulated energy infrastructure company, for decades we have used an incident command system (ICS) as a standardized approach to the command, control and coordination of a variety of emergency situations. In the event of emergencies, including cybersecurity events, we stand up a cross-functional Incident Command Team (ICT) to respond to the emergency. We exercise and train the ICT for a variety of emergencies, including cyber events on a regular basis.

At this time, we have not identified any risks from known previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. With a majority of our business in energy and infrastructure, we face sophisticated and rapidly evolving attempts to overcome our security measures and protections. The occurrence of both intentional and unintentional incidents could occur in the future. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A, "Risk Factors” above for additional information on risks related to our business, including for example risks related to cyber attacks, information and system breaches, technology disruptions and failures, and our reliance on technology.

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

Our management team, including our Cybersecurity management team, has primary responsibility for our overall cybersecurity risk management program, and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Cybersecurity management team is led by Brian Fellon, our Vice President, Chief Information Officer and Chief Information Security Officer (VP, CIO and CISO). Mr. Fellon joined NW Natural and was appointed to his role by the Board of Directors in September 2024. Mr. Fellon reports to our Chief Financial Officer. He has 28 years of experience in information technology. Prior to joining NW Natural, Mr. Fellon served as Director of Information Technology at Puget Sound Energy in Bellevue, Washington from 2016 to September 2024, where he was responsible for applications services, artificial intelligence and data.

Mr. Fellon is supported by our Director of Cybersecurity and Compliance, and his team. Collectively our team has certifications from various organizations such as American Society for Industrial Security, AXELOS, Cloud Security Alliance, Information Systems Audit and Control Association, International Information System Security Certification Consortium and SANS Institute.

Our cybersecurity and compliance team regularly collects data on cybersecurity threats and risk areas, monitors our systems, and conducts testing to assess our processes and procedures and the threat landscape. Our VP, CIO and CISO receives regular updates on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation.

In the event of an incident, we intend to utilize our ICT and follow our detailed incident program and processes, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying relevant functional areas, as well as senior leadership and the Board, as appropriate.

ITEM 2. PROPERTIES

NW Natural's Natural Gas Distribution Properties
NW Natural's natural gas pipeline system consists of approximately 14,400 miles of distribution mains, approximately 700 miles of transmission mains and approximately 10,300 miles of service lines located in its territory in Oregon and southwest Washington. In addition, the pipeline system includes service regulators and meters, as well as district regulators and metering stations. Natural gas pipelines are located in public rights-of-way pursuant to franchise agreements, ordinances, or other legal rights, or on lands of others pursuant to easements obtained from the owners of such lands. NW Natural also holds permits for the crossing of numerous railroads, navigable waterways and smaller tributaries throughout our entire service territory.

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

NWN Water's Distribution Properties
NWN Water owns and maintains water distribution pipes, storage, wells and other infrastructure and wastewater treatment facilities, and holds related leases and other property interests in Oregon, Washington, Idaho, Texas, Arizona and California. Pipelines are located in municipal streets or alleys pursuant to franchise or occupation ordinances, in county roads or state highways pursuant to agreements or permits granted pursuant to statute, or on lands of others pursuant to easements obtained from the owners of such lands. These properties are used by entities that are aggregated and reported as other under NW Holdings.

We consider all of our properties currently used in our operations, both owned and leased, to be well maintained, in good operating condition, and, along with planned additions, adequate for our present and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 17 to Consolidated Financial Statements, we have only nonmaterial litigation in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NW Holdings' common stock is listed and trades on the New York Stock Exchange under the symbol NWN.

There is no established public trading market for NW Natural's common stock.

As of February 18, 2025, there were 3,808 holders of record of NW Holdings' common stock and NW Holdings was the sole holder of NW Natural's common stock.

For more information regarding cash dividends declared on our common stock and dividend policies, see "Financial Condition -
Liquidity and Capital Resources" in Item 7 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities
On October 2, 2024, NW Holdings issued a total of 11,182 unregistered shares of NW Holdings common stock as holdback consideration payable to the sellers in connection with the acquisition of Rose Valley Water Company in Arizona. On December 16, 2024, NW Holdings issued a total of 2,179 unregistered shares to the sellers as an earnout payment in connection with the same transaction. On October 2, 2023 and December 22, 2023, NW Holdings issued a total of 175,674 and 141 unregistered shares of common stock, respectively, to the sellers as closing consideration and post-closing purchase price adjustment payment in connection with the acquisition of Rose Valley Water Company. In aggregate, NW Holdings has issued 189,176 unregistered shares of common stock in 2023 and 2024 in connection with its acquisition of Rose Valley Water Company.

On December 30, 2024, NW Holdings issued a total of 22,965 unregistered shares of NW Holdings common stock as holdback consideration payable to the sellers in connection with the acquisition of Hiland Water Corp. in Oregon. On October 31, 2023 and December 29, 2023, NW Holdings issued a total of 9,158 and 142,292 unregistered shares of common stock, respectively, to the sellers as closing consideration in connection with the acquisition of Hiland Water Corp. In aggregate, NW Holdings has issued 174,415 unregistered shares of common stock in 2023 and 2024 in connection with the acquisition of Hiland Water Corp.

These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities
The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$150,000,000
10/01/24-10/31/24	—	$—	—	—
11/01/24-11/30/24	—	$—	—	—
12/01/24-12/31/24	—	$—	—	—
Total	—		2,124,528	$150,000,000

(1)During the quarter ended December 31, 2024, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended December 31, 2024, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended December 31, 2024, no shares of NW Holdings common stock were repurchased pursuant to the Board approved share repurchase program. Effective May 23, 2024, NW Holdings' Board authorized a new share repurchase program under which NW Holdings may repurchase in open market or privately negotiated transactions up to an aggregate of 5 million shares or an amount not to exceed $150 million. The new share repurchase program is authorized to continue until the program is used, terminated or replaced. The repurchase program replaces the Company’s previously authorized share repurchase program, which commenced in 2000 and authorized the repurchase of up to 2.8 million shares, or an amount not to exceed $100 million, in the aggregate. For more information on our share repurchase program, see Note 5.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion covers the years ended December 31, 2024, 2023, and 2022 and refers to the consolidated results of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to the Consolidated Financial Statements in Item 8 of this report.

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

	2024	2023	2022
Diluted EPS - Total(1)	$2.03	$2.59	$2.54
Diluted EPS - NGD segment(2)	1.98	2.59	2.34
Diluted EPS - NW Holdings - other(2)	0.05	—	0.20
(1) Total Diluted EPS is equal to the sum of Diluted EPS - NGD segment and Diluted EPS - NW Holdings – other.
(2) Non-GAAP financial measure

EXECUTIVE SUMMARY

NW Holdings' financial results and highlights for the year include:
•Reported net income of $78.9 million or $2.03 per share (diluted) for 2024 compared to $93.9 million or $2.59 per share (diluted) in the prior year, a decline primarily due to a regulatory disallowance and regulatory lag at NW Natural for the first 10 months of 2024 until new Oregon gas utility rates were effective on November 1, 2024;
•Added nearly 10,000 gas and water utility connections in the last twelve months for a combined growth rate of 1.1% as of December 31, 2024 mainly driven by residential customer growth across both our natural gas and water businesses;
•Invested $394.4 million in our utility systems to support greater reliability and resiliency;
•Filed an Oregon general rate case for NW Natural requesting a $59.4 million revenue requirement increase to support long-planned investments in safety and reliability;
•Closed ICH water acquisition adding wastewater and recycled water customers across Oregon, Idaho and California;
•Announced acquisition of SiEnergy, a high-growth gas utility located in Texas, in November 2024 and subsequently closed the acquisition in January 2025;
•EDL completed two unregulated RNG facilities and commenced delivery of RNG to NW Natural Renewables; and
•Increased our dividend for the 69th consecutive year to an annual indicated dividend rate of $1.96 per share.

Key financial highlights for NW Holdings include:

	2024		2023		2022
In millions	Amount	Per Share	Amount	Per Share	Amount	Per Share
Consolidated net income	$78.9	$2.03	$93.9	$2.59	$86.3	$2.54

Key financial highlights for NW Natural include:

	2024	2023	2022
In millions	Amount	Amount	Amount
Consolidated net income	$89.0	$104.7	$91.6
Natural gas distribution margin	601.3	575.0	505.9

2024 COMPARED TO 2023. Consolidated net income decreased $15.7 million at NW Natural primarily due to the following factors:
•$18.2 million decrease in other income, net primarily due to higher pension costs, lower interest income from invested cash, lower regulatory interest income and a decline in the equity portion of Allowance for Funds Used During Construction (AFUDC);
•$13.7 million decrease due to the disallowance of undepreciated line extension costs as ordered in the 2024 Oregon general rate case;
•$10.1 million increase in depreciation expense from continued capital investments in our system for safety and reliability;
•$2.7 million increase in interest expense, net primarily due to higher short and long-term debt balances; and
•$2.0 million increase in general taxes primarily driven by higher regulatory commission fees; partially offset by
•$26.3 million increase in NGD segment margin driven by new rates on November 1, 2024 for Oregon, the amortization of deferred balances and customer growth; partially offset by lower usage from warmer comparative weather for customers not covered under the weather normalization mechanism;
•$3.1 million increase in gas storage revenue; and
•$1.4 million decrease in operations and maintenance expenses (excluding the regulatory disallowance) due to lower contract labor costs and lower bad debt expense, partially offset by higher amortization expense related to cloud computing arrangements.

Consolidated net income decreased $15.0 million at NW Holdings primarily due to the following factors:
•$15.7 million decrease in consolidated net income at NW Natural as discussed above; partially offset by
•$0.7 million increase in other net income primarily reflecting a $4.4 million increase in net income from water and wastewater subsidiaries, partially offset by $2.3 million of acquisition costs related to SiEnergy and higher interest expense at the holding company.

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

CURRENT ECONOMIC AND POLITICAL CONDITIONS. We continuously review and monitor current economic conditions, which include but are not limited to: inflation and interest rates, supply chain disruptions, and other regulatory, physical or cyber related risks impacting our business. Over the prior two years, we experienced higher material and labor costs across our businesses resulting from high levels of inflation. In 2024, inflation has come down from these prior year highs and we have started to experience more traditional price impacts in 2024. Lead times on materials have returned to normal levels in 2024 for most inventory items. We continue to look for opportunities through advanced planning to ensure inventory levels are appropriately maintained. With the improved lead times we have been able to also increase inventory turnover and reduce the amounts of inventory needed on hand in 2024.

NW Holdings and NW Natural monitor interest rates and financing options for all of its businesses. While short-term rates increased considerably starting in 2022 and through 2023, the U.S. Federal Reserve started reducing short-term rates in the second half of 2024 from the highs experienced in 2023. Long-term interest rates also increased in 2022 from historically low levels, however long-term rates have since stabilized and maintained a consistent level over the past two years and are down from their highest levels in 2023. NW Natural generally recovers interest expense on its long-term debt through its authorized cost of capital. Certain working capital items, such as the cost of gas, are deferred and accrue interest in Oregon and Washington. Additionally, short-term debt is incorporated in the capital structure in Washington. NW Natural Water's regulated water and wastewater utilities generally recover interest expense from long-term debt through their respective authorized cost of capital.

We continue to monitor a wide range of new policies, executive orders, rules, initiatives and other changes to fiscal, tax, regulation, environmental, climate and other federal policies that may impact NW Natural and NW Holdings under the new U.S. Governmental Administration. Similarly, we could face significant legislative, regulatory and other policy changes at the state level or in the local jurisdictions in which we operate.

See the discussion in "Results of Operations", "Regulatory Matters" and "Financial Condition" below for additional detail regarding all significant activity that occurred during 2024.

DIVIDENDS

NW Holdings dividend highlights include:

Per common share	2024	2023	2022
Dividends paid	$1.9525	$1.9425	$1.9325

In January 2025, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4900 per share, payable on February 14, 2025, to shareholders of record on January 31, 2025, reflecting an indicated annual dividend rate of $1.96 per share.

See "Financial Condition - Liquidity and Capital Resources" for more information regarding the NW Holdings and NW Natural dividend policies and regulatory conditions on NW Natural dividends to its parent, NW Holdings.

RESULTS OF OPERATIONS

Regulatory Matters

Regulation and Rates
NATURAL GAS DISTRIBUTION. NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. In 2024, approximately 88% of NGD customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, federal, state and local energy, policy, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. See "Most Recent Completed Rate Cases" below.

MIST INTERSTATE GAS STORAGE. NW Natural's interstate storage activity at Mist is subject to regulation by the OPUC, WUTC, and the Federal Energy Regulatory Commission (FERC) with respect to, among other matters, rates and terms of service. The OPUC also regulates intrastate storage services at Mist, while FERC regulates interstate storage services at Mist. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in our last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated whenever NW Natural modifies FERC maximum rates. See "Most Recent Completed Rate Cases" below.

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

Most Recent Completed Rate Cases
OREGON. On December 29, 2023, NW Natural filed a request for a general rate case (Rate Case) with the OPUC. On October 25, 2024, the OPUC issued an order approving two stipulations and resolving the remaining open items in the Rate Case. The final order provided for a total revenue requirement increase of $93.3 million over revenues from existing rates, which includes $9.6 million related to an updated depreciation study. The revenue requirement is based on the following assumptions:
•Capital structure of 50% common equity and 50% long-term debt;
•Return on equity of 9.4%;
•Cost of capital of 7.056%;
•Cost of long-term debt of 4.712%; and
•Average rate base of $2.09 billion or an increase of $334 million since the last rate case.

In addition to the above, the OPUC ordered the phase out of NW Natural’s line extension allowance by November 1, 2027. Additionally, the OPUC ordered a downward adjustment to rate base of $13.7 million of undepreciated line extension costs, which resulted in a non-cash, pre-tax charge of $13.7 million in the fourth quarter of 2024. In December 2024, NW Natural filed an appeal with the Oregon Court of Appeals, challenging the determination and the authority of the OPUC to take these actions.

New rates authorized by the OPUC order were effective November 1, 2024.

On October 24, 2022, the OPUC issued an order for rates effective November 1, 2022, which authorized a return on equity (ROE) of 9.4%, a cost of capital of 6.836%, and a capital structure of 50% common equity and 50% long-term debt. The OPUC further adopted an automatic adjustment clause that allows for NW Natural’s RNG project costs to be added to rates annually on November 1st.

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

Regulatory Proceeding Updates
2025 OREGON RATE CASE. On December 30, 2024, NW Natural filed a request for a general rate increase with the OPUC. The filing includes a requested $59.4 million annual revenue requirement increase, or an approximate 5.79% increase over current customer rates. The request is based upon the following assumptions or requests:
•Capital structure of 48% long-term debt and 52% equity;

•Return on equity of 10.4%;
•Cost of capital of 7.658%; and
•Average rate base of $2.29 billion.

The filing includes approximately $10 million related to an updated depreciation study and an increase in average rate base of $204 million compared to the last rate case for several long-planned investments by NW Natural including the following:
•Supporting reinforcement, safety and reliability of NW Natural's distribution systems and operating facilities;
•Upgrading technology to, among other things, further modernize NW Natural’s information technology infrastructure, and enhance cybersecurity protections, and
•Investing in components of NW Natural’s Mist gas storage facility, which supports service during winter heating months.

NW Natural’s filing will be reviewed by the OPUC and other stakeholders. The process is anticipated to take up to 10 months with new rates expected to take effect November 1, 2025.

Rate Mechanisms
During 2024 and 2023, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon		Washington
	2024 Rate Case (effective 11/1/2024)	2022 Rate Case (effective 11/1/2022)	2021 Rate Case (effective 11/1/2021)
Authorized Rate Structure:
Return on Equity	9.4%	9.4%	**
Rate of Return	7.1%	6.8%	6.8%
Debt/Equity Ratio	50%/50%	50%/50%	**

Key Regulatory Mechanisms:
Purchased Gas Adjustment (PGA)	X	X	X
Gas Cost Incentive Sharing	X	X
Decoupling	X	X
Weather Normalization (WARM)	X	X
RNG Automatic Adjustment Clause	X	X
Environmental Cost Recovery	X	X	X
Interstate Storage and Asset Management Sharing	X	X	X
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

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. NW Natural entered the 2024-25 gas year with total forecasted sales volume hedged at approximately 80%, including 64% in financial hedges and 16% in physical gas supplies. The total hedged was approximately 86% in Oregon and 32% in Washington.

For the subsequent two gas years, NW Natural was hedged in total between 13% and 31% for annual requirements, which consists of between 14% and 34% in Oregon and 0% and 10% in Washington. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. Gas purchases and hedges entered into for the upcoming PGA year will be included in the Company’s PGA filings in Oregon and Washington.

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

As of May 1, 2024, 0.2 million therms per day of deliverability and 1.15 Bcf of associated non-utility Mist gas storage capacity was recalled to serve core customers. Customer rate increases related to this recall began on November 1, 2024.

CLIMATE COMMITMENT ACT. Washington has enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly. The program began January 1, 2023. In December 2024, the WUTC re-authorized a CCA cost recovery mechanism with a rate effective date of January 1, 2025. Under this mechanism, NW Natural recovers CCA costs and will defer any difference between forecasted and actual costs in the following year. Additionally, under the approved tariff, proceeds from the sale of allowances, which is required under the CCA, would be used to offset CCA compliance costs for low-income customers. Any remaining proceeds would benefit other customers through fixed bill credits or use in other carbon reduction programs.

Additionally in December 2023, the WUTC approved a request to modify NW Natural's CCA deferral to allow for the recovery of interest from customers based on the actual cash paid for purchases of allowances, less proceeds received from the sale of allowances.

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NGD business is earning above its authorized ROE threshold. If NGD business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2023-24 and 2024-25 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar years 2022, 2023, and 2024, the ROE threshold was 10.40% in all periods. There were no refunds required for 2022 and 2023. NW Natural does not expect a refund for 2024 based on results, and anticipates filing its 2024 earnings test in May 2025.

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

DECOUPLING. In Oregon, NW Natural has a decoupling mechanism that covers residential and some commercial sales customers. Decoupling is intended to break the link between revenue and the quantity of gas consumed by customers, removing any financial incentive to discourage customers’ efforts to conserve energy. This mechanism employs a use-per-customer decoupling calculation, which adjusts margin revenues to account for the difference between actual and expected customer volumes. The margin adjustment resulting from differences between actual and expected volumes under the decoupling component is recorded to a deferral account, which is included in the annual PGA filing. The 2024 Oregon general rate case reset the Oregon decoupling baseline usage per customer.

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, in the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2024, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

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
•Amortization - This class of costs represents amounts included in current customer rates for collection and is calculated as one-fifth of the post-review deferred balance. NW Natural earns a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. NW Natural included $8.8 million and $9.6 million of deferred remediation expense approved by the OPUC for collection during the 2024-25 and 2023-24 PGA years, respectively.

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

To the extent the NGD business earns at or below its authorized ROE as defined in the SRRM, the total amount transferred to post-review is recoverable through the SRRM. To the extent more than authorized ROE is earned in a year, the amount transferred to post-review would be reduced by those earnings that exceed its authorized ROE. For 2024, NW Natural has performed this test, which is anticipated to be submitted to the OPUC in May 2025. No earnings test adjustment is expected for 2024.

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage for assets developed in advance of utility customer needs, and asset management revenues. In January 2025, the OPUC approved the annual 2025 bill credit for Oregon customers' share of interstate storage and asset management activities totaling approximately $15.5 million, which was credited to customers' bills in February 2025. This includes revenue generated for the November 2023 through October 2024 PGA year. Credits are given to customers in Washington as reductions in rates through the annual PGA filing in November.

The following table presents the credits to NGD customers:

In millions	2024	2023	2022
Oregon	$28.9	$23.5	$41.1
Washington	2.4	2.9	1.5

LOW INCOME DISCOUNT TARIFFS.
Oregon
In July 2022, NW Natural received approval from the OPUC for an income-qualifying residential bill discount program. The income threshold for program participation is at or below 60 percent of Oregon state median income (SMI). The program provides a bill discount for income-qualifying residential customers at four discount tier levels based on household income compared to SMI, with higher discounts given for lower income levels. The bill discount percentages were modified effective November 1, 2024 and they are presented in the table below. Participating customers can self-certify their income and household size to qualify for the program directly with NW Natural or their local Community Action Agency. The program was available for qualifying customers starting November 1, 2022. Costs for the bill discount program include simultaneous recovery from all customers. Costs for the bill discount program, inclusive of start-up and administrative costs of the program, are recoverable in rates. The amount deferred to a regulatory asset as of December 31, 2024 was $2.8 million.

	Total Household Income	Bill Discount Percentage
Tier 0	At or below 15% SMI	85%
Tier 1	16% - 30% of SMI	50%
Tier 2	31% - 45% of SMI	30%
Tier 3	46% - 60% of SMI	15%

Washington
In December 2023, NW Natural received approval from the WUTC for an income-qualifying residential bill discount program. The program was available for qualifying customers starting January 1, 2024. The Washington program is similar to the Oregon program, with the exception of the discount tier levels shown below. The income threshold for the Washington program participation is based on the greater of area median income (AMI) or federal poverty level (FPL). The amount deferred to a regulatory asset as of December 31, 2024 was $0.3 million.

	Total Household Income	Bill Discount Percentage
Tier 0	At or below 60% FPL	80%
Tier 1	61% - 120% of FPL	40%
Tier 2	121% - 150% of FPL	20%
Tier 3	Greater of 80% AMI or 151% - 200% of FPL	15%

RENEWABLE NATURAL GAS AND AUTOMATIC ADJUSTMENT CLAUSE. Oregon Senate Bill 98 (SB 98) enables natural gas utilities to procure or develop RNG on behalf of their Oregon customers. SB 98 and the rules outline the following parameters for the RNG program including: setting voluntary goals for adding as much as 30% renewable natural gas into the state’s pipeline system by 2050; enabling gas utilities to invest in and own the cleaning and conditioning equipment required to bring raw biogas and landfill gas up to pipeline quality, as well as the facilities to connect to the local gas distribution system; and allowing up to 5% of a utility’s revenue requirement to be used to cover the incremental cost or investment in renewable natural gas infrastructure.

Further, the law supports all forms of renewable natural gas including renewable hydrogen, which is made from excess wind, solar and hydro power. Renewable hydrogen can be used for the transportation system, industrial use, or blended into the natural gas pipeline system.

NW Natural has two investments in RNG facilities the OPUC has approved for recovery in rates. The first investment is in Lexington Renewables Energy, LLC where the OPUC approved recovery through an automatic adjustment clause that allows for NW Natural's investments in RNG projects, including operating costs, to be added to rates annually on November 1st, following a prudence review. The RNG recovery mechanism allows NW Natural to defer for recovery or credit the differences between the forecasted and actual costs of the RNG projects, subject to an earnings test that includes deadbands at 50 basis points below and above NW Natural's authorized ROE. For 2024, NW Natural has performed this test, which is anticipated to be submitted to the OPUC in May 2025. No earnings test adjustment is expected for 2024.

The second investment is in Dakota City Renewable Energy LLC where the OPUC also approved the investment through an automatic adjustment clause that allows NW Natural to begin recovering the investment costs and expenses of the facility. The Dakota City investment is subject to the earnings test requirements under the RNG recovery mechanism discussed above and is subject to a production risk-sharing mechanism based on the expected per unit of production. NW Natural is required to share 25% of the costs above this threshold.

For RNG procurement contracts, NW Natural seeks recovery of the costs in the PGA and other filings, subject to a prudence review.

METER MODERNIZATION PROGRAM. In January 2024, NW Natural filed a request with the OPUC and WUTC to defer the incremental costs to replace approximately 600,000 meters over four years. The deferral was granted by the WUTC in the first quarter of 2024. The filing is pending with the OPUC. The amount deferred to a regulatory asset as of December 31, 2024 was approximately $1.4 million.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2022 IRP for both Oregon and Washington on September 23, 2022. The 2022 IRP evaluates several varying scenarios based on a range of inputs and outlines the least-cost resources required to meet future demand and environmental compliance obligations. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP Action Plan. In August 2023, NW Natural received a letter of compliance from the WUTC acknowledging compliance of the 2022 IRP. The OPUC issued their order on NW Natural's 2022 IRP in August 2023.

The development of an IRP filing is an extensive and complex process that engages multiple stakeholders in an effort to build a robust and commonly understood analysis. The final product is intended to provide a long-term outlook of the supply-side and demand-side resource requirements for reliable and low-cost natural gas service while also meeting NW Natural's environmental compliance requirements. The IRP examines and analyzes uncertainties in the planning process to evaluate risk, including potential changes in governmental and regulatory policies. The CCA that was passed in Washington is an example of a new policy that resulted in compliance requirements that need to be included in the planning process. We currently expect to file our next full IRP with Oregon and Washington in 2025.

PIPELINE SECURITY. In May and July 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain owners and operators of natural gas pipeline facilities (including local distribution companies). The first directive require owners and operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second directive requires entities to implement a significant number of specified cybersecurity controls and processes. The TSA updated the second directive as well as clarifying Operational Technology (OT) scope and providing a risk- and outcome-based framework. The TSA continues to renew both directives and is in the process of formulating regulations with the aim of rendering the security directives permanent. NW Natural is currently evaluating and implementing the security directives and related deliverables. NW Natural frequently updates the TSA on its progress on achieving the security directives.

NW Natural received approval from the OPUC and WUTC to defer the costs associated with complying with the TSA's security directives. As of December 31, 2024, NW Natural has invested approximately $46.9 million in information and operational technology. A majority of the capital investment was included in rate base starting November 1, 2022 in Oregon.

NW Natural continues to evaluate the potential effect of these directives on our operations and facilities and will continue to monitor for any clarifications or amendments to these directives. We may seek to request recovery from customers of any additional costs incurred to the extent that incremental expenses and capital expenditures are incurred in the future.

WATER AND WASTEWATER UTILITIES. NWN Water currently serves an estimated 190,000 people through approximately 76,000 connections across six states. NWN Water continues to pursue acquisitions of regulated water and wastewater utilities:

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

For our regulated water and wastewater utilities, we have been executing general rate cases.
•In October 2023, Foothills water and sewer utilities filed general rate cases with the ACC. The parties filed a settlement agreement in July 2024 and amended agreement in September 2024, which were approved by the ACC in October 2024. Rates were effective on November 1, 2024.
•In February 2024, Cascadia Water filed a general rate case with the WUTC. Cascadia Water and the WUTC filed a settlement agreement in January 2025 and rates are expected to be effective by May 1, 2025.
•In March 2024, Sunriver Water filed a general rate case with the OPUC and rates were effective on November 1, 2024.
•In June 2024, Avion Water filed a general rate case with the OPUC and rates were effective on February 1, 2025.
•In December 2024, Gem State Water filed a general rate case with the IPUC. The IPUC suspended the effective date of rates pending further review.
•In January 2025, Falls Water filed a general rate case with the IPUC.

Environmental Regulation and Legislation Matters
In recent years, there has been an international and domestic focus on climate change and the contribution of GHG emissions, most notably methane and carbon dioxide, to climate change. In response, there have been increasing efforts at the international, federal, state, and local level to regulate GHG emissions. Legislation or other forms of regulation have taken, and could continue to take, a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, incentives or mandates to conserve energy or use renewable energy sources, tax advantages and other subsidies to support alternative energy sources, a reduction in rate recovery for construction costs related to the installation of new customer services or other new infrastructure investments, mandates for the use of specific fuels or technologies, bans on specific fuels or technologies, or promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources. These efforts have included, and could continue to include, legislation, legislative proposals, directed government funding, new regulations at the federal, state, and local level, and penalties for noncompliance, as well as private and other third-party litigation related to GHG emissions or regulation thereof. We recognize certain of our businesses, including our natural gas business, are likely to be affected by current or future regulation seeking to regulate GHG emissions.

Federal
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

During his administration, former President Biden issued a number of executive orders directing agencies to conduct a general review of regulations and executive actions related to the environment and reestablished a framework for considering the social cost of carbon as part of certain agency cost-benefit analyses for new regulations. Federal legislation passed under the Biden administration, such as the Inflation Reduction Act of 2022 (IRA), included several climate and energy provisions. In addition, under the Biden administration, a number of federal agencies including the Securities and Exchange Commission (SEC), the Federal Trade Commission, the Federal Energy and Regulatory Commission, PHMSA, and the Commodities Futures Trading Commission (CFTC), had taken or were expected to take, actions related to climate change. Other federal regulatory agencies, including the U.S. Department of Energy, were additionally beginning to address matters related to GHG emissions that may include changes in their regulatory oversight approach, policies and rules.

Upon taking office in January 2025, President Trump issued executive orders directing the U.S. Ambassador to the United Nations to withdraw from the Paris Agreement on Climate and declaring a “national energy emergency” in the United States.
He issued other executive orders described as seeking to promote energy exploration and production in the United States, reducing permitting and other regulatory requirements related to energy exploration and production, freezing certain funding and regulatory rulemaking related to climate-related regulation, and revoking Biden administration executive orders that are related to climate policy. We expect there to be a number of additional changes related to climate policy under the Trump Administration, including additional executive orders, federal regulations, programs and other federal actions. We are currently evaluating the effect of various changes in federal climate policy, regulation and law, and cannot currently predict when or if the Trump Administration or Congress will act, the form of the action, or the impact of those actions on our business.

Washington State
In 2024, Washington comprised approximately 10% of NW Natural’s revenues, as well as 2% and 13% of new meters from commercial and residential customers, respectively. Effective February, 2021, building codes in Washington state require new residential homes to achieve higher levels of energy efficiency based on specified carbon emissions assumptions, which calculate electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of new home construction incorporating natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. Additionally, in March, 2024, the Washington State Building Code Council (SBCC) implemented rules that would have the effect of restricting or eliminating the use of gas space and water heating in new commercial and residential construction, with certain exceptions in residential construction for natural gas-fired heat pumps and hybrid fuel systems.

Subsequently, Washington Ballot initiative I-2066 passed in November 2024. I-2066 was described on the ballot as prohibiting state and local governments from restricting access to natural gas, prohibiting the SBCC from discouraging or penalizing the use of natural gas in any building, requiring providers of natural gas to provide energy services regardless of the other energy sources available, and prohibiting the WUTC from approving any multiyear rate plan requiring or incentivizing a natural gas company to terminate natural gas service or make such natural gas service cost-prohibitive. The SBCC rules, as well as the effect of I-2066 on the validity of the March 2024 SBBC’s rules and the February 2021 Washington buildings codes, are currently subject to legal challenge by a number of companies, organizations and utilities, including NW Natural.

In 2022, the state of Washington enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly beginning January 1, 2023, resulting in an overall reduction of GHG emissions to 95% below 1990 levels by 2050. The Washington Department of Ecology has adopted rules to create a cap-and-invest program, under which entities, including natural gas and electric utilities, large manufacturing facilities, and transportation and other fuel providers, which are subject to the CCA must either reduce their emissions, purchase qualifying offsets (including RNG) or obtain allowances to cover any remaining emissions. NW Natural is subject to the CCA, has received an order authorizing deferral of CCA costs from the WUTC, and is currently recovering CCA compliance costs in rates.

Oregon
In November 2024, the ODEQ issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective in January 1, 2025. The CPP establishes a program to limit GHG emissions from covered entities, including natural gas utilities, by 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. The first compliance period for the CPP concludes December 31. 2027. ODEQ previously promulgated CPP rules in December 2021 (former CPP rules invalidated by the Court of Appeals in December 2023 (Prior CPP)). NW Natural received an order from the OPUC authorizing deferral of Prior CPP compliance costs, and we also expect to pursue inclusion in rates of current CPP compliance costs. The CPP rules are subject to legal challenge.

Local Jurisdictions and Other Advocacy
In addition to legislative activities at the state level, advocacy groups have indicated a willingness to pursue municipal ordinances and ballot measures or other local activities. A number of cities across the country, and several in our service territory are taking action or currently considering actions such as limitations or bans on the use of natural gas in new construction or otherwise. For example, the Eugene City Council directed its City Manager to develop a plan to address GHG emissions and align incentives around GHG emissions and to engage in a number of actions, including identifying potential revenue sources as well as potential consequences of implementing the prior directive. Similarly, some jurisdictions and advocates are seeking to ban the use of natural gas and certain natural gas appliances inside homes contending that there are detrimental indoor health effects associated with the use of natural gas.

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

NW Natural Decarbonization Initiatives and Compliance Actions
Our residential customers are currently paying less for their natural gas today than they did 20 years ago. We expect that compliance with any form of regulation of GHG emissions will require additional resources and legislative or regulatory tools, and will increase costs. The developing and changing guidance to implement the CCA and CPP, evolving carbon credit markets and other regulatory tool options, decades-long timeframes for compliance, likely changing and evolving laws and energy policy, and evolving technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. We are currently including costs of compliance with the CCA in rates. Compliance costs represent a 4.6% increase on a residential bill, which represents a 7.5% decrease from the prior year. Low income customers do not participate in these compliance costs and are not impacted.

We are not currently able to quantify the extent to which limitations on natural gas use, or declining line extension allowances provided in rates to cover construction costs for new services, will affect new meter additions, or to what extent carbon compliance costs included in rates will affect the competitiveness of our business and the demand for natural gas service. All of these developments could negatively affect our gas utility customer growth. However, at the same time natural gas utilities will be subject to GHG emissions regulation, we expect that other energy source providers will be subject to similar, or in some cases stricter or more rapid, compliance requirements that are likely to affect their cost and competitiveness relative to natural gas as well. For example, in June 2021, the State of Oregon enacted HB 2021, a clean electricity bill that requires the state’s two largest investor-owned electric utilities and retail electricity service suppliers to reduce GHG emissions associated with electricity sold to Oregon customers to 100 percent below baseline levels by 2040 with interim steps, including an 80 percent reduction by 2030 and 90 percent reduction by 2035. This bill does not replace the separate renewable portfolio standards previously established in Oregon, which sets requirements for how much of the electricity used in Oregon must come from renewable resources. In Washington, SB 5116, the Clean Energy Transformation Act, requires all electric utilities in Washington to transition to carbon-neutral electricity by 2030 and to 100 percent carbon-free electricity by 2045. We expect compliance with these and other laws will increase the cost of energy for electric customers in our service territory. We are not able to determine at this time whether increased electricity costs will make natural gas use more or less competitive on a relative basis.

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

Business Segment - Natural Gas Distribution (NGD)
NGD margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns. In Oregon, NW Natural has a conservation tariff (also called the decoupling mechanism), which adjusts margin up or down each month through a deferred regulatory accounting adjustment designed to offset changes resulting from increases or decreases in average use by residential and commercial customers. NW Natural also has a weather normalization tariff in Oregon, WARM, which adjusts customer bills up or down to offset changes in margin resulting from above- or below-average temperatures during the winter heating season. Residential and commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2024, approximately 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. The decoupling and WARM mechanisms are designed to reduce, but not eliminate, the volatility of customer bills and natural gas distribution revenue. See "Regulatory Matters—Rate Mechanisms" above. In addition to NW Natural's local gas distribution business, the NGD segment also includes the portion of the Mist underground storage facility used to serve NGD customers, the North Mist gas storage expansion, NWN Gas Reserves, which is a wholly owned subsidiary of Energy Corp., and NW Natural RNG Holding Company, LLC.

The NGD business is primarily seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience seasonality in their usage but to a lesser extent. Seasonality affects the comparability of the results of operations of the NGD business across quarters but not across years.

NGD segment highlights include:

Dollars and therms in millions, except EPS data	2024	2023	2022
NGD net income	$77.1	$94.0	$79.7
Diluted EPS - NGD segment	$1.98	$2.59	$2.34
Gas sold and delivered (in therms)	1,171	1,207	1,252
NGD margin(1)	$601.3	$575.0	$505.9
(1) See Natural Gas Distribution Margin Table below for additional detail.

2024 COMPARED TO 2023. NGD net income was $77.1 million in 2024 compared to $94.0 million in 2023. The primary factors contributing to the decrease in NGD net income were as follows:
•$18.2 million decrease in other income, net driven by higher pension non-service costs, lower interest income from invested cash, lower regulatory interest income and a decline in the equity portion of AFUDC;
•$13.7 million decrease due to the disallowance of undepreciated line extension costs as ordered in the 2024 Oregon general rate case;
•$10.1 million increase in depreciation expense from continued capital investments in our system for safety and reliability;
•$2.8 million increase in interest expense primarily due to higher short and long-term debt balances; and
•$2.0 million increase in general taxes primarily driven by higher regulatory commission fees; partially offset by
•$26.3 million increase in NGD margin primarily due to:
▪$25.8 million increase due to new customer rates in Oregon that went into effect November 1, 2024;
▪$3.7 million increase due to the amortization of deferred balances primarily related to COVID-19, cybersecurity, and ERP upgrades; and
▪$2.2 million increase driven by customer growth; partially offset by

▪$4.3 million decrease due to lower usage from warmer comparative weather for customers not covered under the weather normalization mechanism; and
▪$1.8 million decline in gains on the Oregon gas cost incentive sharing mechanism due to market prices more closely approximating prices embedded in the PGA and higher than estimated gas costs during the cold weather event in January 2024; and
•$2.1 million decrease in NGD operations and maintenance expenses (excluding the regulatory disallowance) due to lower contract labor costs and lower bad debt expense, partially offset by higher amortization expense related to cloud computing arrangements.

Total natural gas sold and delivered in 2024 decreased 3% over 2023 primarily due to 17% warmer than average weather in 2024 compared to 8% warmer than average weather in 2023.

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

Total natural gas sold and delivered in 2023 increased 4% over 2022 primarily due to 8% warmer than average weather in 2023 compared to 1% colder than average weather in 2022.

NATURAL GAS DISTRIBUTION MARGIN TABLE. The following table summarizes the composition of NGD gas volumes, revenues, and cost of sales:

				Favorable (Unfavorable)
In thousands, except degree day and customer data	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
NGD volumes (therms):
Residential and commercial sales	708,873	735,755	766,592	(26,882)	(30,837)
Industrial sales and transportation	461,966	470,919	485,745	(8,953)	(14,826)
Total NGD volumes sold and delivered	1,170,839	1,206,674	1,252,337	(35,835)	(45,663)
Operating revenues:
Residential and commercial sales	$968,676	$1,015,072	$881,370	$(46,396)	$133,702
Industrial sales and transportation	83,060	97,886	86,810	(14,826)	11,076
Other distribution revenues	4,435	4,540	1,944	(105)	2,596
Other regulated services	19,517	18,902	19,628	615	(726)
Total operating revenues	1,075,688	1,136,400	989,752	(60,712)	146,648
Less: Cost of gas	412,320	500,061	429,861	87,741	(70,200)
Less: Environmental remediation expense	14,053	12,899	12,389	(1,154)	(510)
Less: Revenue taxes	48,037	48,432	41,627	395	(6,805)
NGD margin	$601,278	$575,008	$505,875	$26,270	$69,133
NGD margin(1)
Residential and commercial sales	$540,947	$512,479	$455,686	$28,468	$56,793
Industrial sales and transportation	34,101	34,748	33,543	(647)	1,205
Gain (loss) from gas cost incentive sharing	2,624	4,459	(4,917)	(1,835)	9,376
Other margin	4,096	4,426	1,943	(330)	2,483
Other regulated services	19,510	18,896	19,620	614	(724)
NGD margin	$601,278	$575,008	$505,875	$26,270	$69,133
Degree days(2)
Average(3)	2,702	2,686	2,686	16	—
Actual	2,255	2,480	2,712	(9)%	(9)%
Percent (warmer) colder than average weather	(17)%	(8)%	1%
NGD meters - end of period:
Residential meters	735,117	728,915	724,287	6,202	4,628
Commercial meters	69,362	69,273	69,139	89	134
Industrial meters	1,050	1,062	1,071	(12)	(9)
Total number of meters	805,529	799,250	794,497	6,279	4,753
NGD meter growth:
Residential meters	0.9%	0.6%
Commercial meters	0.1%	0.2%
Industrial meters	(1.1)%	(0.8)%
Total meter growth	0.8%	0.6%
(1)    Amounts reported as NGD margin for each category of meters are operating revenues less cost of gas, environmental remediation expense and revenue taxes.
(2)    Heating degree days are units of measure reflecting temperature-sensitive consumption of natural gas, calculated by subtracting the average of a day's high and low temperatures from 59 degrees Fahrenheit.
(3)    Average weather represents the 25-year average of heating degree days. Beginning November 1, 2024, average weather is calculated over the period June 1, 1998 through May 31, 2023, as determined in NW Natural's 2024 Oregon general rate case. From November 1, 2022 through October 31, 2024, average weather was calculated over the period June 1, 1996 through May 31, 2021, as determined in NW Natural's 2022 Oregon general rate case. From November 1, 2020 through October 31, 2022, average weather was calculated over the period June 1, 1994 through May 31, 2019, as determined in NW Natural’s 2020 Oregon general rate case.

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

NGD residential and commercial sales highlights include:

In millions	2024	2023	2022
Volumes (therms):
Residential sales	439.3	455.7	478.1
Commercial sales	269.6	280.1	288.5
Total volumes	708.9	735.8	766.6
Operating revenues:
Residential sales	$663.4	$685.5	$595.0
Commercial sales	305.3	329.6	286.4
Total operating revenues	$968.7	$1,015.1	$881.4
NGD Margin:
Residential margin	$393.0	$371.3	$328.2
Commercial margin	147.9	141.2	127.5
Total NGD margin	$540.9	$512.5	$455.7

2024 COMPARED TO 2023. NGD residential and commercial operating revenue decreased $46.4 million and NGD margin increased $28.4 million compared to the prior year. The increase in NGD margin was primarily driven by new customer rates in Oregon that took effect on November 1, 2024 and 0.9% growth in residential customer meters. Sales volumes decreased 26.9 million therms, or 4%, due to lower usage driven by comparatively warmer weather.

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

NGD industrial sales and transportation highlights include:

In millions	2024	2023	2022
Volumes (therms):
Firm and interruptible sales	94.2	102.3	104.4
Firm and interruptible transportation	367.8	368.6	381.3
Total volumes	462.0	470.9	485.7
NGD Margin:
Firm and interruptible sales	$13.8	$14.1	$13.6
Firm and interruptible transportation	20.3	20.6	19.9
Total NGD margin	$34.1	$34.7	$33.5

2024 COMPARED TO 2023. NGD industrial sales and transportation margin decreased $0.6 million compared to the prior year primarily driven by lower sales and transportation volumes. Sales volumes decreased 8.9 million therms, or 2%, primarily due to lower usage from multiple customers, most notably in the pulp and paper, forest products, chemical manufacturing and food processing industries.

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

Other regulated services margin highlights include:

In millions	2024	2023	2022
North Mist storage services	$19.2	$18.6	$19.4
Other services	0.3	0.3	0.2
Total other regulated services	$19.5	$18.9	$19.6

2024 COMPARED TO 2023. Other regulated services margin increased $0.6 million compared to the prior year primarily due to an increase in storage service revenue from the North Mist facility. North Mist service revenue increased due to an increase in billing rates from higher operating expenses in 2024.

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

Cost of gas highlights include:

In millions, except where indicated	2024	2023	2022
Cost of gas	$412.3	$500.1	$429.9
Volumes sold (therms)(1)	803.0	838.1	871.0
Average cost of gas (cents per therm)	$0.51	$0.60	$0.49
Gain (loss) from gas cost incentive sharing(2)	$2.6	$4.5	$(4.9)
(1) This calculation excludes volumes delivered to industrial transportation customers.
(2) For a discussion of the gas cost incentive sharing mechanism, see "Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above.

2024 COMPARED TO 2023. Cost of gas decreased $87.8 million, or 18%, primarily due to a 16% decrease in the average cost of gas and a 4% decrease in volumes sold. Volumes sold decreased 35.1 million due to lower usage from customers driven by comparatively warmer weather. The gain from the Oregon gas cost incentive sharing mechanism declined $1.9 million due to market prices more closely approximating prices embedded in the PGA and higher than estimated gas costs during the cold weather event in January 2024.

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

The following table presents the results of activities aggregated and reported as other for both NW Holdings and NW Natural:

In millions, except EPS data	2024	2023	2022
NGD net income	$77.1	$94.0	$79.7
NW Natural - other net income	11.9	10.7	11.9
NW Natural net income	89.0	104.7	91.6
NW Holdings - other net loss	(10.1)	(10.9)	(5.3)
NW Holdings net income	$78.9	$93.8	$86.3

NW Holdings - other net income (loss)(1)	$1.8	$(0.2)	$6.6
Diluted earnings per share - NW Holdings - other	$0.05	$—	$0.20
(1) NW Holdings - other net income (loss) is equal to the sum of NW Natural - other net income and NW Holdings – other net loss.

2024 COMPARED TO 2023. Other net income increased $2.0 million and $1.2 million at NW Holdings and NW Natural, respectively. The increase at NW Natural was primarily due to higher revenue from gas storage operations, partially offset by lower asset management revenue. The increase at NW Holdings was driven by a $4.4 million increase in net income from water and wastewater subsidiaries, partially offset by $2.3 million of acquisition costs related to SiEnergy and higher interest expense at the holding company.

2023 COMPARED TO 2022. Other net income decreased $6.8 million and $1.2 million at NW Holdings and NW Natural, respectively. The decrease at NW Natural was primarily due to lower sales at the appliance retail center. The decrease at NW Holdings was driven by higher interest expense at the holding and water companies, partially offset by a gain recognized from a settlement agreement.

Consolidated Operations
Operations and Maintenance
Operations and maintenance highlights include:

In millions	2024	2023	2022
NW Natural	$257.0	$244.7	$204.8
Other NW Holdings operations and maintenance	37.7	29.1	19.9
NW Holdings	$294.7	$273.8	$224.7

2024 COMPARED TO 2023. Operations and maintenance expense increased $12.3 million at NW Natural primarily due to the following:
•$13.7 million increase due to the disallowance of undepreciated line extension costs as ordered in the 2024 Oregon general rate case; and
•$1.4 million increase in amortization expense related to cloud computing arrangements; partially offset by
•$1.7 million decrease in contract labor costs; and
•$1.1 million decrease in bad debt expense.

Operations and maintenance expense increased $20.9 million at NW Holdings primarily due to the following:
•$12.3 million increase in operations and maintenance expense at NW Natural as discussed above; and

•$8.6 million increase in other NW Holdings operations and maintenance expense primarily due to $7.2 million of higher costs associated with recently acquired water and wastewater subsidiaries and $1.5 million of higher operating expenses at the holding company, primarily related to SiEnergy acquisition costs.

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

Depreciation
Depreciation highlights include:

In millions	2024	2023	2022
NW Natural	$129.6	$119.5	$113.0
Other NW Holdings depreciation	8.3	6.1	3.7
NW Holdings	$137.9	$125.6	$116.7

2024 COMPARED TO 2023. Depreciation expense increased $10.1 million for NW Natural, primarily due to additional capital investments in the distribution system, such as installing new mains and meters, replacing equipment, and upgrading and improving facilities. In addition, NW Natural continued to invest in information technology in 2024.

Depreciation expense increased $12.3 million for NW Holdings, primarily due to a $2.2 million increase in other NW Holdings depreciation related to water and wastewater subsidiaries and a $10.1 million increase at NW Natural as discussed above.

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

Other Income (Expense), Net
Other income (expense), net highlights include:

In millions	2024	2023	2022
NW Natural total other income (expense), net	$(2.8)	$15.4	$(0.4)
Other NW Holdings activity	1.7	2.5	1.6
NW Holdings total other income (expense), net	$(1.1)	$17.9	$1.2

Other income (expense), net primarily consists of regulatory interest, pension and other postretirement non-service costs, gains from company-owned life insurance, the equity portion of AFUDC, interest income and donations.

2024 COMPARED TO 2023. Other income, net decreased $18.2 million at NW Natural primarily due to $6.6 million of higher pension non-service costs, $4.1 million of lower interest income from a lower level of invested cash, $2.6 million of lower regulatory interest income and a $2.6 million decline from the equity portion of AFUDC. Costs related to our defined benefit pension plan for 2024 increased compared to the prior year due to an increase in amortization of actuarial losses.

In addition to the $18.2 million decrease at NW Natural, NW Holdings experienced an additional $2.7 million decrease from a settlement gain recognized in 2023, which was partially offset by a decrease in the amount of contributions made by NW Holdings to fund community outreach initiatives in 2024.

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

Interest Expense, Net
Interest expense, net highlights include:

In millions	2024	2023	2022
NW Natural	$63.3	$60.6	$46.3
Other NW Holdings interest expense	16.8	16.0	6.9
NW Holdings	$80.1	$76.6	$53.2

2024 COMPARED TO 2023. Interest expense, net, increased $2.7 million at NW Natural primarily due to higher interest expense on a higher level of short and long-term debt, partially offset by the debt portion of AFUDC.

Interest expense, net, increased $3.5 million at NW Holdings due to the increase at NW Natural discussed above and higher interest expense on a higher level of long-term debt at NW Holdings.

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

Income Tax Expense
NW Holdings income tax expense highlights include:

In millions	2024	2023	2022
Income tax expense	$31.1	$32.4	$29.1
Effective tax rate	28.3%	25.6%	25.2%
NW Natural income tax expense highlights include:

In millions	2024	2023	2022
Income tax expense	$34.6	$35.7	$31.0
Effective tax rate	28.0%	25.4%	25.3%

2024 COMPARED TO 2023. The effective tax rate increased 2.7% and 2.6% at NW Holdings and NW Natural, respectively. The increase in the effective tax rate is primarily related to a regulatory tax benefit that was fully amortized in customer rates in 2023. The decrease in income tax expense is primarily due to lower pre-tax income in the current period compared to the prior year.

2023 COMPARED TO 2022. The effective tax rate increased 0.4% and 0.1% at NW Holdings and NW Natural, respectively. The increase in the effective tax rate is primarily due to higher pre-tax income in the current period compared to the prior year.

FINANCIAL CONDITION

Capital Structure
NW Holdings' long-term goal is to maintain a strong and balanced consolidated capital structure. NW Natural has historically targeted a regulatory capital structure of 50% common equity and 50% long-term debt, which is consistent with approved regulatory allocations in Oregon, which has an allocation of 50% common equity and 50% long-term debt without recognition of short-term debt. NW Natural has requested a 52% common equity and 48% long-term debt in its current rate case, which has not yet been decided.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	December 31,
	2024	2023
Common equity	44.8%	44.9%
Long-term debt (including current maturities)	55.2	55.1
Total	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	December 31,
	2024	2023
Common equity	49.2%	47.5%
Long-term debt (including current maturities)	50.8	52.5
Total	100.0%	100.0%

As of December 31, 2024 and 2023, NW Holdings' consolidated capital structure included common equity of 42.4% and 43.5%, long-term debt of 51.4% and 48.3%, and short-term debt including current maturities of long-term debt of 6.2% and 8.2%, respectively. As of December 31, 2024 and 2023, NW Natural's consolidated capital structure included common equity of 46.9% and 47.2%, long-term debt of 47.2% and 52.2%, and short-term debt including current maturities of long-term debt of 5.9% and 0.6%, respectively.

During 2024, NW Natural's capital structure changed primarily due to the increase in short-term debt and capital contributions from NW Holdings. NW Holdings' capital structure changed primarily due to the issuance of long-term debt and common stock at NW Holdings. See further discussion below in "Cash Flows — Financing Activities".

Liquidity and Capital Resources
At December 31, 2024 and December 31, 2023, NW Holdings had approximately $38.5 million and $32.9 million, and NW Natural had approximately $20.0 million and $19.8 million, of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

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
During the year ended December 31, 2024, NW Holdings issued and sold 2,382,750 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $90.3 million, net of fees and commissions paid to agents of $1.6 million. As of December 31, 2024, NW Holdings had $151.6 million of equity available for issuance under the program.

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

At December 31, 2024 and 2023, NW Natural satisfied the ring-fencing provisions described above.

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

In the event senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at December 31, 2024. See Note 15 below.

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

NW Natural Renewables is an unregulated subsidiary of NW Natural Holdings established to pursue unregulated RNG activities. In September 2021, a subsidiary of NW Natural Renewables, Ohio Renewables, and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to secure RNG supply from two production facilities that are designed to convert landfill waste gases to RNG (EDL Facilities). The first facility was completed and commenced delivery of RNG to Ohio Renewables in September 2024. Upon reaching this milestone, Ohio Renewables paid $26.0 million to the EDL subsidiary. The second facility was completed and commenced delivery of RNG to Ohio Renewables in December 2024 at which point Ohio Renewables made an additional payment of $25.4 million to the EDL subsidiary.

Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period at a contractually specified price. Under the amended agreements, we currently estimate the amount of RNG purchases based on prices and quantities specified in the agreements to be as follows: approximately $18.9 million in 2025, $18.9 million in 2026, $22.8 million in 2027, $22.8 million in 2028, $24.1 million in 2029 and $532.6 million thereafter.

Gas Sale Agreements
Ohio Renewables has contracted to sell RNG produced by the EDL Facilities up to certain specified volumes in each of calendar years 2024 through 2026 to an investment-grade counterparty. We currently estimate RNG volumes to be sold pursuant to this agreement to be approximately 2,430,000 MMbtu over the life of the agreement, provided that such amounts of RNG are produced by the EDL Facilities during that period.

Ohio Renewables additionally has contracted to sell a fixed-volume of RNG under a long-term agreement with an investment-grade utility beginning in 2025 and extending through 2042. Amounts to be delivered under this agreement are estimated to be 112,500 MMbtu in 2025, 375,000 MMbtu in 2026, 1,950,000 MMbtu annually in 2027 through 2034, and 2,775,000 MMbtu annually in years 2035 through 2042. Under the current contract, if less than 75% of the contracted volumes of RNG are not delivered on an annual basis, Ohio Renewables is obligated to pay the per MMbtu price for volumes between the amount delivered and 75% of the contracted volumes on an annual basis.

Other Purchase Agreements
Other purchase commitments primarily consist of remaining balances under existing purchase orders and gas storage agreements. At December 31, 2024, the amount due over the duration of the purchase agreements totaled $22.5 million. Except for these certain purchase commitments, NW Holdings and NW Natural have no material off-balance sheet financing arrangements.

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

At December 31, 2024 and 2023, NW Natural's short-term debt consisted of the following:

	December 31, 2024		December 31, 2023
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$136.5	4.8%	$16.8	5.5%
Other (NW Holdings):
Credit agreement	33.6	5.5%	73.0	6.4%
NW Holdings	$170.1		$89.8
(1) Weighted average interest rate on outstanding short-term debt

Credit Agreements
NW Holdings
NW Holdings has a $200 million sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million. In December 2024, the maturity date of the agreement was extended to November 2, 2027, with an available extension of commitments for one additional one-year period, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2024 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. There was $33.6 million and $73.0 million of outstanding balances under the NW Holdings agreement at December 31, 2024 and 2023, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2024 and 2023, with consolidated indebtedness to total capitalization ratios of 57.6% and 56.5%, respectively.

The NW Holdings credit agreement also requires NW Holdings to maintain debt ratings (which are defined by a formula using NW Natural's credit ratings in the event NW Holdings does not have a credit rating) with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in its senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Holdings' debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreements are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed. NW Holdings maintains a credit rating with S&P of A- and does not currently maintain ratings with Moody's.

NW Holdings had no letters of credit issued and outstanding at December 31, 2024 and 2023.

NW Natural
NW Natural has a sustainability-linked multi-year credit agreement for unsecured revolving loans totaling $400 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million. In December 2024, the maturity date of the agreement was extended to November 3, 2027 with an available extension of commitments for one additional one-year period, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2024 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at December 31, 2024 or 2023. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2024 and 2023, with consolidated indebtedness to total capitalization ratios of 53.1% and 52.8%, respectively.

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

NW Natural had no letters of credit outstanding at December 31, 2024 and one letter of credit outstanding at December 31, 2023. In December 2023, NW Natural issued a $15 million letter of credit through its existing credit agreement, which expired January 5, 2024.

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

There were no letter of credits issued or outstanding under the LC reimbursement agreement at December 31, 2024.

Credit Ratings
NW Natural's credit ratings are a factor of liquidity, potentially affecting access to the capital markets including the commercial paper market. NW Natural's credit ratings also have an impact on the cost of funds, and may have an impact on the need to post collateral under financial derivative contracts.

The following table summarizes NW Natural's current credit ratings:

	S&P	Moody's
Commercial paper (short-term debt)	A-1	P-2
Senior secured (long-term debt)	AA-	A2
Senior unsecured (long-term debt)	n/a	Baa1
Issuer credit rating	A+	n/a
Ratings outlook	Stable	Stable

In November 2024, S&P revised NW Holdings' rating from A to A- and ratings outlook from "negative" to "stable."

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

Long-Term Debt
Note Purchase Agreement
In December 2023, NW Holdings entered into a Note Purchase Agreement between NW Holdings and the institutional investors named as purchasers therein. The Note Purchase Agreement provides for the issuance of (i) $100.0 million aggregate principal amount of NW Holdings’ 5.78% Senior Notes, Series A, due March 7, 2028 (5.78% Notes) and (ii) $50.0 million aggregate principal amount of NW Holdings’ 5.84% Senior Notes, Series B, due March 7, 2029 (5.84% Notes) in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The 5.78% Notes and the 5.84% Notes were issued in March 2024, pursuant to the Note Purchase Agreement. The proceeds from the Note Purchase Agreement were used to settle an existing term loan at NW Holdings for $100.0 million and make an equity contribution to NWN Water, which was used to settle an existing term loan for $50.0 million.

Issuance of Long-Term Debt
In December 2024, NW Holdings issued and sold (i) $90.0 million in aggregate principal amount of its 5.52% Senior Notes, Series C, due December 19, 2029 (the 5.52% Notes), and (ii)$45.0 million in aggregate principal amount of its 5.86% Senior Notes, Series D, due December 19, 2034 (the 5.86% Notes, together with the 5.52% Notes, the Notes), to certain institutional investors pursuant to a Note Purchase Agreement dated December 19, 2024 (the Note Purchase Agreement), in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

The 5.52% Notes and the 5.86% Notes bear interest at the rate of 5.52% and 5.86%, respectively, per annum, payable semi-annually on June 19 and December 19 of each year, commencing June 19, 2025, and will mature on December 19, 2029, and December 19, 2034, respectively. The 5.52% Notes and the 5.86% Notes will be subject to prepayment at the option of NW Holdings, in whole or in part, (i) at any time at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium and accrued and unpaid interest thereon to the date of prepayment, and (ii) at any time on or after November 19, 2029 and September 19, 2034, respectively, at 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of prepayment, but without the payment of a “make-whole” premium, in each case, so long as there is no Default or Event of Default under the Note Purchase Agreement.

Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.80%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026, along with the variable-rate debt.

Retirement of Long-Term Debt
The following NW Natural debentures were retired in the periods indicated:

	Year Ended December 31,
In millions	2024	2023	2022
NW Natural First Mortgage Bonds:
3.542% Series due 2023	$—	$50	$—
5.620% Series due 2023	—	40	—
Total	$—	$90	$—

In March 2024, NW Holdings retired a $100.0 million credit agreement and NWN Water retired a $50.0 million credit agreement.

Maturities and Interest on Long-Term Debt
Maturities and payment of interest on long-term debt for each of the annual periods through December 31, 2029 and thereafter are as follows:

In millions	Long-term debt maturities	Interest on long-term debt
NW Natural:
2025	$30.0	$62.9
2026	55.0	60.9
2027	64.7	57.7
2028	10.0	54.8
2029	50.0	53.6
Thereafter	1,165.0	773.1
NW Natural Total	1,374.7	1,063.0
Other NW Holdings:
2025	0.8	19.1
2026	55.8	17.7
2027	0.9	16.4
2028	100.8	13.5
2029	140.6	9.2
Thereafter	47.2	13.5
Other NW Holdings Total	346.1	89.4
NW Holdings:
2025	30.8	82.0
2026	110.8	78.6
2027	65.6	74.1
2028	110.8	68.3
2029	190.6	62.8
Thereafter	1,212.2	786.6
NW Holdings Total	$1,720.8	$1,152.4
Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of December 31, 2024 and 2023. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Cash Flows
Operating Activities
Changes in our operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

In millions	2024	2023	2022
NW Natural cash provided by operating activities	$230.7	$281.9	$145.2
NW Holdings cash provided by operating activities	200.3	279.9	147.7

2024 COMPARED TO 2023. The significant factors contributing to the $51.1 million decrease at NW Natural cash flow provided by operating activities were as follows:
•$64.8 million decrease in accounts receivable due to comparatively warmer weather in the current year;
•$20.5 million increase in contributions to our defined benefit pension plan;
•$18.4 million increase in asset optimization revenue sharing bill credits to customers; and
•$15.7 million decrease in net income; partially offset by
•$22.8 million decrease in accounts payable resulting from payments of higher priced gas in the prior year;
•$21.6 million decrease in inventories due to higher priced gas and more gas withdrawn from storage in the prior year; and
•$16.6 million increase in the decoupling mechanism primarily due to lower usage driven by comparatively warmer weather.

The $79.7 million decrease in cash provided by operating activities at NW Holdings was primarily driven by the factors discussed above. In addition, Ohio Renewables paid $51.4 million to a subsidiary of EDL in connection with two RNG facilities.

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

NW Natural made $20.5 million of cash contributions to its qualified defined benefit pension plans during the year ended December 31, 2024 and no cash contributions during the year ended December 31, 2023. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans’ assets. See Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to our operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16.

Investing Activities

In millions	2024	2023	2022
NW Natural cash used in investing activities	$(357.6)	$(290.5)	$(320.3)
NW Holdings cash used in investing activities	(429.0)	(335.5)	(435.5)
2024 COMPARED TO 2023. Cash used in investing activities increased $67.2 million at NW Natural and $93.5 million at NW Holdings, respectively. The increase at NW Natural and NW Holdings is primarily driven by higher capital expenditures as we continue to invest in our natural gas, water and wastewater utility systems. In addition, NWN Water completed the acquisition of Infrastructure Capital Holdings in 2024 and paid $29.9 million in cash consideration.

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

NW Holdings capital expenditures for 2025 are expected to be in the range of $450 million to $500 million and for the six-year period from 2025 to 2030 are expected to range from $2.5 billion to $2.7 billion. NW Natural capital expenditures for 2025 are expected to be in the range of $330 million to $360 million and for the six-year period from 2025 to 2030 are expected to be approximately 70% of NW Holdings expected cap-ex range. SiEnergy capital expenditures for 2025 are expected to be in the range of $65 million to $75 million. NW Natural Water capital expenditures for 2025 are expected to be in the range of $55 million to $65 million.

The timing and amount of the core capital expenditures and projects for 2025 and the next six years could change based on regulation, growth, and cost estimates. Additional investments in our infrastructure during and after 2025 that are not incorporated in the estimates provided above will depend largely on additional regulations, growth, and expansion opportunities. Required funds for the investments are expected to be internally generated or financed with long-term debt or equity, as appropriate.

Financing Activities

In millions	2024	2023	2022
NW Natural cash provided by financing activities	$119.8	$20.4	$178.9
NW Holdings cash provided by financing activities	227.1	64.2	301.6

2024 COMPARED TO 2023. Cash provided by financing activities increased $99.4 million at NW Natural primarily driven by higher short-term debt borrowings, lower long-term debt maturities and higher cash contributions from NW Holdings, partially offset by lower long-term debt issuances.

Cash provided by financing activities increased $162.9 million at NW Holdings primarily driven by higher short-term debt borrowings and higher proceeds from common stock issuances, partially offset by higher long-term debt maturities and lower long-term debt issuances.

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

Pension Cost and Funding Status of Qualified Retirement Plans
NW Natural's pension costs are determined in accordance with accounting standards for compensation and retirement benefits. See “Application of Critical Accounting Policies and Estimates – Pensions and Postretirement Benefits” below. Pension expense for NW Natural's qualified defined benefit plan, which is allocated between operations and maintenance expenses and capital expenditures, totaled $4.1 million in 2024, a change of $6.5 million from 2023. The fair market value of pension assets in this plan increased to $284.1 million at December 31, 2024 from $283.4 million at December 31, 2023. The increase was due to an increase in employer contributions of $20.5 million and a gain on plan assets of $4.9 million, partially offset by benefit payments of $24.6 million.

Contributions made to NW Natural's company-sponsored qualified defined benefit pension plan are based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The qualified defined benefit pension plan was underfunded by $88.7 million at December 31, 2024. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, NW Natural did not make any plan contributions during 2023. NW Natural made $20.5 million of cash contributions to its qualified defined benefit pension plans during the year ended December 31, 2024. The amount and timing of future contributions will depend on market interest rates and investment returns on the plan's assets. See Note 10 for information regarding employer contributions and estimated future benefit payments and other pension disclosures.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates—Environmental Contingencies” below. At December 31, 2024, NW Natural's total estimated liability related to environmental sites was $160.0 million. See Note 17 and "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" above.

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

Based on current accounting and regulatory competitive conditions, NW Natural believes it is reasonable to expect continued application of regulatory accounting for NGD activities. Further, it is reasonable to expect the recovery or refund of NW Natural's regulatory assets and liabilities at December 31, 2024 through future customer rates. If it is determined that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural would be required to write-off the net unrecoverable balances against earnings in the period such determination is made. The net balance in regulatory asset and liability accounts was a net liability of $333.4 million and a net liability of $268.2 million as of December 31, 2024 and 2023, respectively. See Note 2 for more detail on regulatory balances.

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

Accrued Unbilled Revenue
For a description of the policy regarding accrued unbilled revenue, most of which relates to the NGD business at NW Natural, see Note 2. The following table presents changes in key metrics if the estimated percentage of unbilled volume at December 31 was adjusted up or down by 1%:

	2024
In millions	Up 1%	Down 1%
Unbilled revenue increase (decrease)(1)	$1.4	$(1.4)
Margin increase (decrease)(1)	0.2	(0.2)
Net income before tax increase (decrease)(1)	0.1	(0.1)
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

Derivative instruments are recorded on the balance sheet at fair value. If certain regulatory conditions are met, then the derivative instrument fair value is recorded together with an offsetting entry to a regulatory asset or liability account pursuant to regulatory accounting, and no unrealized gain or loss is recognized in current income or loss. See "Regulatory Accounting" above for additional information. The gain or loss from the fair value of a derivative instrument subject to regulatory deferral is included in the recovery from, or refund to, NGD business customers in future periods. If a derivative contract is not subject to regulatory deferral, then the accounting treatment for unrealized gains and losses is recorded in accordance with accounting standards for derivatives and hedging which is either in current income or loss or in accumulated other comprehensive income or loss (AOCI or AOCL). Derivative contracts outstanding at December 31, 2024, 2023 and 2022 were measured at fair value using models or other market accepted valuation methodologies derived from observable market data. Estimates of fair value may change significantly from period-to-period depending on market conditions, notional amounts, and prices. These changes may have an impact on results of operations, but the impact would generally be mitigated due to the majority of derivative activities being subject to regulatory deferral treatment. For more information on derivative activity and associated regulatory treatment, see Note 2 and Note 15.

The following table summarizes the amount of gains (losses) realized from commodity price transactions for the last three years:

In millions	2024	2023	2022
NGD business net gain (loss) on commodity swaps	$(119.2)	$125.5	$107.8

Realized gains and losses from commodity hedges shown above were recorded in cost of gas and were, or will be, included in annual PGA rates.

NWN Water also used financial derivatives to hedge interest rate risk in the form of a pay-fixed interest rate swap. Unrealized gains and losses related to the interest rate swap agreement qualifies for cash flow hedge accounting and are recorded in AOCI on the consolidated balance sheet.

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

A number of factors, as discussed above, are considered in developing pension and postretirement benefit assumptions. For the December 31, 2024 measurement date, NW Natural reviewed and updated:
•the weighted-average discount rate assumptions for pensions increased from 4.98% for 2023 to 5.56% for 2024, and the weighted-average discount rate assumptions for other postretirement benefits increased from 4.98% for 2023 to 5.53% for 2024. The new rate assumptions were determined for each plan based on a matching of benchmark interest rates to the estimated cash flows, which reflect the timing and amount of future benefit payments. Benchmark interest rates are drawn from the FTSE Above Median Curve, which consists of high quality bonds rated AA- or higher by S&P or Aa3 or higher by Moody’s;
•the expected annual rate of future compensation is separately determined for bargaining unit and non-bargaining unit employees. The rate assumption ranges from 4.8% to 5.1% in 2025 and thereafter;
•the expected long-term return on qualified defined benefit plan assets remained the same at 7.50% in 2023 and 2024; and
•other key assumptions, which were based on actual plan experience and actuarial recommendations.

At December 31, 2024, the net pension liability (benefit obligations less market value of plan assets) for the defined benefit pension plan decreased $20.5 million compared to 2023. The decrease in the net pension liability is primarily due to the $19.8 million decrease to the pension benefit obligation and the $0.7 million increase in plan assets. The liability for non-qualified plans decreased $0.1 million and the liability for other postretirement benefits increased $0.6 million in 2024.

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

NW Natural believes its pension assumptions are appropriate based on plan design and an assessment of market conditions. The following shows the sensitivity of retirement benefit costs and benefit obligations to changes in certain actuarial assumptions:

Dollars in millions	Change in Assumption	Impact on 2024 Retirement Benefit Costs	Impact on Retirement Benefit Obligations at Dec. 31, 2024
Discount rate:	(0.25)%
Qualified defined benefit plans		$1.1	$9.7
Non-qualified plans		—	0.1
Other postretirement benefits		—	0.5
Expected long-term return on plan assets:	(0.25)%
Qualified defined benefit plans		0.8	N/A

Income Taxes
Valuation Allowances
Deferred tax assets are recognized to the extent that these assets are believed to be more likely than not to be realized. In making such a determination, available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. NW Holdings and NW Natural have determined that all recorded deferred tax assets are more likely than not to be realized as of December 31, 2024. See Note 11.

Uncertain Tax Benefits
The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in the jurisdictions in which we operate. A tax benefit from a material uncertain tax position will only be recognized when it is more likely than not that the position, or some portion thereof, will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits. NW Holdings and NW Natural participate in the Compliance Assurance Process (CAP) with the Internal Revenue Service (IRS). Under the CAP program companies work with the IRS to identify and resolve material tax matters before the federal income tax return is filed each year. No reserves for uncertain tax     benefits were recorded during 2024, 2023, or 2022. See Note 11.

Tax Legislation
When significant proposed or enacted changes in income tax rules occur, we consider whether there may be a material impact to our financial position, results of operations, cash flows, or whether the changes could materially affect existing assumptions used in making estimates of tax related balances.

The final tangible property regulations applicable to all taxpayers were issued on September 13, 2013 and were generally effective for taxable years beginning on or after January 1, 2014. In April 2023, the IRS published Revenue Procedure 2023-15 that provides a safe harbor method of income tax accounting for determining when expenditures for natural gas transmission and distribution property must be capitalized or are allowable as repair deductions. We have evaluated this new safe harbor and do not believe that the safe harbor method is materially different from NW Natural’s current repairs methodology or that this additional guidance would have a material effect on our financial condition and results of operations.

Regulatory Matters
Regulatory tax assets and liabilities are recorded to the extent it is probable they will be recoverable from, or refunded to, customers in the future. At December 31, 2024 and 2023, NW Natural had net regulatory income tax assets of $5.8 million and $8.0 million, respectively, representing future rate recovery of deferred tax liabilities resulting from differences in NGD plant financial statement and tax bases and NGD plant removal costs. These regulatory assets are currently being recovered through customer rates. At December 31, 2024 and 2023, regulatory income tax assets of $6.0 million and $4.9 million, respectively, were recorded by NW Natural, representing future rate recovery of deferred tax liabilities resulting from the equity portion of AFUDC. These regulatory assets are currently being recovered through customer rates.

At December 31, 2024 and 2023, regulatory liability balances, representing the estimated net benefit to NGD customers resulting from the change in deferred taxes as a result of the Tax Cut and Jobs Act (TCJA), of $169.5 million and $174.2 million, respectively, were recorded by NW Natural. These balances include a gross up for income taxes of $44.9 million and $46.1 million, respectively. These regulatory liabilities are currently being amortized as a reduction in customer rates.

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

NW Holdings' policy for goodwill assessments begins with a qualitative analysis in which events and circumstances are evaluated, including macroeconomic conditions, industry and market conditions, regulatory environments, and the overall financial performance of the reporting unit. If the qualitative assessment indicates that the carrying value may be at risk of recoverability, a quantitative evaluation is performed to measure the carrying value against the fair value of the reporting unit. This evaluation may involve the assessment of future cash flows and other subjective factors for which uncertainty exists and could impact the estimation of future cash flows. These factors include, but are not limited to, the amount and timing of future cash flows, future growth rates, and the discount rate. Unforeseen events and changes in circumstances or market conditions could adversely affect these estimates, which could result in an impairment charge. A qualitative assessment was performed during the fourth quarter of 2024 which indicated a quantitative assessment was not required; thus, no goodwill impairment was recorded. See Note 2 and Note 14 for additional information.

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

Commodity Supply Risk
NW Natural enters into spot, short-term, and long-term natural gas supply contracts, along with associated pipeline transportation contracts, to manage commodity supply risk. NW Natural has arranged for physical delivery of an adequate supply of gas, including gas in its Mist storage facility and other off-system storage facilities, to meet expected requirements of core NGD customers. NW Natural's long-term gas supply contracts are primarily index-based and subject to monthly re-pricing, a strategy that is intended to substantially mitigate credit exposure to physical gas counterparties. Absolute notional amounts under physical gas contracts related to open positions on derivative instruments were 561 million therms and 572 million therms as of December 31, 2024 and 2023, respectively.

Commodity Price Risk
Natural gas commodity prices are subject to market fluctuations due to unpredictable factors including weather, pipeline transportation congestion, drilling technologies, market speculation, governmental tariffs and other factors that affect supply and demand. Commodity price risk is primarily hedged with financial swaps, storage and physical gas reserves from a long-term investment in working interests in gas leases operated by Jonah Energy. These hedges are generally included in NW Natural's annual PGA filing for recovery, subject to a regulatory prudence review. Notional amounts under financial derivative contracts were $303.7 million and $405.7 million as of December 31, 2024 and 2023, respectively. The fair value of financial swaps, based on market prices at December 31, 2024, was an unrealized loss of $82.7 million, which would result in cash outflows of $71.3 million in 2025, $10.0 million in 2026, and $1.4 million in 2027.

Interest Rate Risk
NW Holdings and NW Natural are exposed to interest rate risk primarily associated with debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. Interest rate risk is primarily managed through the issuance of fixed-rate debt with varying maturities. NW Holdings and NW Natural may also enter into financial derivative instruments, including interest rate swaps, options and other hedging instruments, to manage and mitigate interest rate exposure. NW Holdings and NWN Water entered into interest rate swaps transactions for a total notional amount of $155 million to manage variable interest rate risk in December 2022. Unrealized gains related to these interest rate swap agreements totaled $0.2 million and $0.2 million, net of tax, as of December 31, 2024 and 2023, respectively.

Foreign Currency Risk
The costs of certain pipeline fees are subject to changes in the value of the Canadian currency in relation to the U.S. currency. Foreign currency forward contracts are used to hedge against fluctuations in exchange rates for NW Natural's commodity-related demand and reservation charges paid in Canadian dollars. Notional amounts under foreign currency forward contracts were $10.3 million and $11.9 million as of December 31, 2024 and 2023, respectively. If all of the foreign currency forward contracts had been settled on December 31, 2024, a loss of $0.5 million would have been realized. See Note 15.

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

Credit Exposure to Financial Derivative Counterparties
NW Natural did not have any counterparty credit exposure related to commodity swap counterparties based on their estimated fair value at December 31, 2024. NW Natural does not have credit exposure to financial commodity swap derivative counterparties when the value of contracts in an unrealized loss position exceeds that of contracts in an unrealized gain position. The net unrealized loss position occurs when forward market prices are lower than our hedge prices. NW Natural’s credit exposure also includes interest rate swap and foreign exchange forward counterparties, neither of which were significant at December 31, 2024. NW Natural's financial derivatives policy requires counterparties to have at least an investment-grade credit rating at the time the derivative instrument is entered into and specific limits on the potential financial exposure and duration based on each counterparty’s credit rating. NW Natural actively monitors and manages derivative credit exposure and places counterparties on hold for trading purposes or requires cash collateral, letters of credit, or guarantees as circumstances warrant.

The following table summarizes NW Natural's overall financial swap and option credit exposure, based on estimated fair value, and the corresponding counterparty credit ratings. The table uses credit ratings from S&P and Moody’s, reflecting the higher of the S&P or Moody’s rating or a middle rating if the entity is split-rated with more than one rating level difference:

	Financial Derivative Position by Credit Rating Unrealized Fair Value Gain (Loss)
In millions	2024	2023
AA/Aa	$(71.9)	$(100.7)
A/A	(10.8)	(14.8)
Total	$(82.7)	$(115.5)

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

Additionally, NW Natural has master contracts in place with each derivative counterparty, most of which include provisions for posting or calling for collateral. Generally, NW Natural can obtain cash or marketable securities as collateral with one day’s notice. Various collateral management strategies are used to reduce liquidity risk. The collateral provisions vary by counterparty but are not expected to result in the significant posting of collateral, if any. NW Natural has performed stress tests on the gas portfolio and concluded the liquidity risk from collateral calls is not material. Derivative credit exposure is primarily with investment grade counterparties rated AA-/Aa3 or higher. Contracts are diversified by counterparty, industry, sector and country to reduce credit and liquidity risk.

At December 31, 2024, financial derivative commodity credit risk on a volumetric basis was geographically concentrated 17% in the United States and 83% in Canada, based on counterparties' location. At December 31, 2023, financial derivative commodity credit risk on a volumetric basis was geographically concentrated 24% in the United States and 76% in Canada with our counterparties.

Credit Exposure to Insurance Companies
Credit exposure to insurance companies for loss or damage claims could be material. NW Holdings and NW Natural regularly monitor the financial condition of insurance companies who provide general liability insurance policy coverage to NW Holdings, NW Natural, their predecessors, and their subsidiaries.

Weather Risk
NW Natural has a weather normalization mechanism in Oregon; however, it is exposed to weather risk primarily from NGD business operations. A large percentage of NGD margin is volume driven, and current rates are based on an assumption of average weather. NW Natural's weather normalization mechanism in Oregon is for residential and small commercial customers, which is intended to stabilize the recovery of NGD business fixed costs and reduce fluctuations in customers’ bills due to colder or warmer than average weather. Customers in Oregon are allowed to opt out of the weather normalization mechanism. As of December 31, 2024, approximately 7% of Oregon customers had opted out. In addition to the Oregon customers opting out, Washington customers account for approximately 12% of our total customer base and are not covered by weather normalization. The combination of Oregon and Washington customers not covered by a weather normalization mechanism is 18% of all customers. See "Results of Operations—Regulatory Matters—Rate Mechanisms—WARM" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

		Page
1.	Management's Reports on Internal Control Over Financial Reporting	71

2.	Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)	73

3.	Consolidated Financial Statements:

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Holding Company for the Years Ended December 31, 2024, 2023, and 2022	77

	Consolidated Balance Sheets of Northwest Natural Holding Company at December 31, 2024 and 2023	78

	Consolidated Statements of Shareholders’ Equity of Northwest Natural Holding Company for the Years Ended December 31, 2024, 2023, and 2022	80

	Consolidated Statements of Cash Flows of Northwest Natural Holding Company for the Years Ended December 31, 2024, 2023, and 2022	81

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Gas Company for the Years Ended December 31, 2024, 2023, and 2022	83

	Consolidated Balance Sheets of Northwest Natural Gas Company at December 31, 2024 and 2023	84

	Consolidated Statements of Shareholder's Equity of Northwest Natural Gas Company for the Years Ended December 31, 2024, 2023, and 2022	86

	Consolidated Statements of Cash Flows of Northwest Natural Gas Company for the Years Ended December 31, 2024, 2023, and 2022	87

	Notes to Consolidated Financial Statements	88

4.	Supplementary Data for the Years Ended December 31, 2024, 2023, and 2022:

	Financial Statement Schedules

	Schedule I - Condensed Financial Information of Northwest Natural Holding Company at December 31, 2024 and 2023, and for the Years Ended December 31, 2024, 2023, and 2022	133

	Schedule II – Valuation and Qualifying Accounts and Reserves of Northwest Natural Holding Company and Northwest Natural Gas Company for the Years Ended December 31, 2024, 2023, and 2022	137

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

NW Holdings management assessed the effectiveness of NW Holdings' internal control over financial reporting as of December 31, 2024. In making this assessment, NW Holdings management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Holdings management's assessment and those criteria, NW Holdings management has concluded that it maintained effective internal control over financial reporting as of December 31, 2024.

The effectiveness of internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report.

/s/ David H. Anderson
David H. Anderson
Chief Executive Officer

/s/ Raymond Kaszuba III
Raymond Kaszuba III
Senior Vice President and Chief Financial Officer

February 28, 2025

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

NW Natural management assessed the effectiveness of NW Natural's internal control over financial reporting as of December 31, 2024. In making this assessment, NW Natural management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Natural management's assessment and those criteria, NW Natural management has concluded that it maintained effective internal control over financial reporting as of December 31, 2024.

/s/ David H. Anderson
David H. Anderson
Chief Executive Officer

/s/ Raymond Kaszuba III
Raymond Kaszuba III
Senior Vice President and Chief Financial Officer

February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Northwest Natural Holding Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Northwest Natural Holding Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, there were $512.6 million of regulatory assets and $846.3 million of regulatory liabilities as of December 31, 2024. The Company’s principal business is to operate as a holding company for Northwest Natural Gas Company (“NW Natural”) and its other subsidiaries. NW Natural's principal business is the distribution of natural gas, which is regulated; the accounting records and practices of the regulated businesses conform to the requirements and uniform system of accounts prescribed by regulatory authorities. Customer rates are regulated and have approved cost-based rates which are intended to allow the Company to earn a return on invested capital. As disclosed by management, regulatory accounting requires management to account for deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue on the income statement at the same time the adjustment to amounts is included in rates charged to customers.

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
February 28, 2025

We have served as the Company’s auditor since 1997.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Northwest Natural Gas Company:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northwest Natural Gas Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), of shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, there were $511.8 million of regulatory assets and $845.2 million of regulatory liabilities as of December 31, 2024. The Company’s principal business is the distribution of natural gas, which is regulated; the accounting records and practices of the regulated businesses conform to the requirements and uniform system of accounts prescribed by regulatory authorities. Customer rates are regulated and have approved cost-based rates which are intended to allow the Company to earn a return on invested capital. As disclosed by management, regulatory accounting requires management to account for deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue on the income statement at the same time the adjustment to amounts is included in rates charged to customers.

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
February 28, 2025

We have served as the Company’s auditor since 1997.

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands, except per share data	2024	2023	2022

Operating revenues	$1,152,994	$1,197,475	$1,037,353

Operating expenses:
Cost of gas	412,382	499,837	429,635
Operations and maintenance	294,658	273,766	224,667
Environmental remediation	14,054	12,899	12,389
General taxes	48,672	46,248	41,031
Revenue taxes	48,343	48,671	41,826
Depreciation	137,898	125,581	116,707
Other operating expenses	5,845	5,532	3,621
Total operating expenses	961,852	1,012,534	869,876
Income from operations	191,142	184,941	167,477
Other income (expense), net	(1,108)	17,855	1,203
Interest expense, net	80,092	76,566	53,247
Income before income taxes	109,942	126,230	115,433
Income tax expense	31,071	32,362	29,130
Net income	78,871	93,868	86,303
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $40 for 2024, $443 for 2023, and $(1,511) for 2022	(399)	(1,233)	4,195
Amortization of non-qualified employee benefit plan liability, net of taxes of $(210) for 2024, $(148) for 2023, and $(286) for 2022	584	410	795
Unrealized (loss) gain on interest rate swaps, net of taxes of $13 for 2024, $(21) for 2023, and $(47) for 2022	(36)	59	129
Comprehensive income	$79,020	$93,104	$91,422
Average common shares outstanding:
Basic	38,809	36,213	33,934
Diluted	38,869	36,265	33,984
Earnings per share of common stock:
Basic	$2.03	$2.59	$2.54
Diluted	2.03	2.59	2.54

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2024	2023

Assets:
Current assets:
Cash and cash equivalents	$38,490	$32,920
Accounts receivable	124,480	121,341
Accrued unbilled revenue	94,400	83,138
Allowance for uncollectible accounts	(3,474)	(3,455)
Regulatory assets	130,116	178,270
Derivative instruments	6,628	11,380
Inventories	106,954	112,571
Other current assets	60,180	65,275
Total current assets	557,774	601,440
Non-current assets:
Property, plant, and equipment	4,918,919	4,556,609
Less: Accumulated depreciation	1,246,592	1,198,555
Total property, plant, and equipment, net	3,672,327	3,358,054
Regulatory assets	382,499	333,443
Derivative instruments	535	431
Other investments	82,236	102,951
Operating lease right of use asset, net	68,626	71,308
Assets under sales-type leases	125,653	129,882
Goodwill	183,804	163,344
Other non-current assets	160,862	106,239
Total non-current assets	4,676,542	4,265,652
Total assets	$5,234,316	$4,867,092

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands, except share information	2024	2023

Liabilities and equity:
Current liabilities:
Short-term debt	$170,110	$89,780
Current maturities of long-term debt	30,787	150,865
Accounts payable	133,270	145,361
Taxes accrued	16,176	15,454
Interest accrued	18,220	15,836
Regulatory liabilities	116,180	84,962
Derivative instruments	75,272	98,661
Operating lease liabilities	1,840	2,333
Other current liabilities	87,162	93,626
Total current liabilities	649,017	696,878
Long-term debt	1,679,355	1,425,435
Deferred credits and other non-current liabilities:
Deferred tax liabilities	397,149	382,673
Regulatory liabilities	730,117	695,896
Pension and other postretirement benefit liabilities	130,397	158,116
Derivative instruments	13,307	28,055
Operating lease liabilities	75,914	77,167
Other non-current liabilities	173,689	119,034
Total deferred credits and other non-current liabilities	1,520,573	1,460,941
Commitments and contingencies (see Note 16 and Note 17)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 40,222,305 and 37,631,212 at December 31, 2024 and 2023, respectively	989,346	890,976
Retained earnings	402,925	399,911
Accumulated other comprehensive loss	(6,900)	(7,049)
Total equity	1,385,371	1,283,838
Total liabilities and equity	$5,234,316	$4,867,092

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2021	$590,771	$355,779	$(11,404)	$935,146
Comprehensive income (loss)	—	86,303	5,119	91,422
Dividends on common stock, $1.93 per share	—	(65,609)	—	(65,609)
Stock-based compensation	3,228	—	—	3,228
Shares issued pursuant to equity based plans	2,978	—	—	2,978
Issuance of common stock, net of issuance costs	208,276	—	—	208,276
Balance at December 31, 2022	805,253	376,473	(6,285)	1,175,441
Comprehensive income (loss)	—	93,868	(764)	93,104
Dividends on common stock, $1.94 per share	—	(70,430)	—	(70,430)
Stock-based compensation	3,598	—	—	3,598
Shares issued in connection with business combinations	12,884	—	—	12,884
Shares issued pursuant to equity based plans	2,328	—	—	2,328
Issuance of common stock, net of issuance costs	66,913	—	—	66,913
Balance at December 31, 2023	890,976	399,911	(7,049)	1,283,838
Comprehensive income (loss)	—	78,871	149	79,020
Dividends on common stock, $1.95 per share	—	(75,857)	—	(75,857)
Shares issued in connection with business combinations	1,429	—	—	1,429
Stock-based compensation	3,231	—	—	3,231
Shares issued pursuant to equity based plans	3,156	—	—	3,156
Issuance of common stock, net of issuance costs	90,554	—	—	90,554
Balance at December 31, 2024	$989,346	$402,925	$(6,900)	$1,385,371

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2024	2023	2022
Operating activities:
Net income	$78,871	$93,868	$86,303
Adjustments to reconcile net income to cash provided by operations:
Depreciation	137,898	125,581	116,707
Amortization	20,162	17,641	15,873
Deferred income taxes	11,366	8,966	17,410
Qualified defined benefit pension plan expense (benefit)	4,062	(2,430)	5,351
Contributions to qualified defined benefit pension plans	(20,460)	—	—
Deferred environmental expenditures, net	(23,307)	(26,052)	(18,160)
Environmental remediation expense	14,054	12,899	12,389
Asset optimization revenue sharing bill credits	(28,874)	(10,471)	(41,102)
Regulatory disallowance of line extension allowances	13,700	—	—
Other	10,799	8,548	11,274
Changes in assets and liabilities:
Receivables, net	(15,302)	50,977	(76,454)
Inventories	(2,735)	(24,105)	(29,269)
Income and other taxes	809	(1,246)	6,908
Accounts payable	(14,144)	(39,958)	24,508
Deferred gas costs	38,129	52,371	12,334
Asset optimization revenue sharing	14,539	22,637	28,937
Decoupling mechanism	5,173	(11,415)	10,922
Cloud-based software	(22,393)	(16,307)	(23,908)
Regulatory accounts	12,292	4,617	(5,784)
RNG facility prepayment	(51,427)	—	—
Other, net	17,070	13,828	(6,567)
Cash provided by operating activities	200,282	279,949	147,672
Investing activities:
Capital expenditures	(394,400)	(327,347)	(338,602)
Acquisitions, net of cash acquired	(29,816)	(7,533)	(94,279)
Purchase of equity method investment	(1,000)	(1,000)	(1,000)
Other	(3,770)	383	(1,579)
Cash used in investing activities	(428,986)	(335,497)	(435,460)

	Year Ended December 31,
	2024	2023	2022
Financing activities:
Proceeds from common stock issued, net	90,374	66,495	208,561
Long-term debt issued	285,000	330,000	290,000
Long-term debt retired	(150,000)	(90,000)	—
Changes in other short-term debt, net	80,330	(168,540)	(131,300)
Cash dividend payments on common stock	(72,852)	(67,340)	(62,771)
Payment of financing fees	(3,290)	(2,200)	(912)
Shares withheld for tax purposes	(1,319)	(1,313)	(1,141)
Other	(1,181)	(2,894)	(805)
Cash provided by financing activities	227,062	64,208	301,632
(Decrease) increase in cash, cash equivalents and restricted cash	(1,642)	8,660	13,844
Cash, cash equivalents and restricted cash, beginning of period	49,624	40,964	27,120
Cash, cash equivalents and restricted cash, end of period	$47,982	$49,624	$40,964

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$71,233	$80,197	$50,823
Income taxes paid, net of refunds	19,394	24,263	2,779
Non-cash activities:
Shares issued in connection with business combinations	$1,429	$12,884	$—
Debt assumed in connection with business combinations	—	3,131	—
See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands	2024	2023	2022

Operating revenues	$1,100,497	$1,158,623	$1,014,339

Operating expenses:
Cost of gas	412,320	500,061	429,861
Operations and maintenance	256,995	244,669	204,845
Environmental remediation	14,054	12,899	12,389
General taxes	46,953	44,980	40,151
Revenue taxes	48,037	48,432	41,627
Depreciation	129,602	119,514	112,957
Other operating expenses	2,809	2,423	3,135
Total operating expenses	910,770	972,978	844,965
Income from operations	189,727	185,645	169,374
Other income (expense), net	(2,818)	15,358	(436)
Interest expense, net	63,273	60,594	46,338
Income before income taxes	123,636	140,409	122,600
Income tax expense	34,618	35,672	31,036
Net income	89,018	104,737	91,564
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $40 for 2024, $443 for 2023, and $(1,511) for 2022	(399)	(1,233)	4,195
Amortization of non-qualified employee benefit plan liability, net of taxes of $(210) for 2024, $(148) for 2023, and $(286) for 2022	584	410	795
Comprehensive income	$89,203	$103,914	$96,554

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2024	2023

Assets:
Current assets:
Cash and cash equivalents	$19,961	$19,841
Accounts receivable	119,976	117,216
Accrued unbilled revenue	91,508	81,524
Receivables from affiliates	591	824
Allowance for uncollectible accounts	(2,788)	(3,228)
Regulatory assets	130,091	178,270
Derivative instruments	6,563	11,184
Inventories	105,031	110,855
Other current assets	53,781	60,138
Total current assets	524,714	576,624
Non-current assets:
Property, plant, and equipment	4,706,719	4,393,759
Less: Accumulated depreciation	1,222,413	1,181,962
Total property, plant, and equipment, net	3,484,306	3,211,797
Regulatory assets	381,682	333,418
Derivative instruments	394	373
Other investments	63,938	86,145
Operating lease right of use asset, net	68,115	70,728
Assets under sales-type leases	125,653	129,882
Other non-current assets	107,493	102,410
Total non-current assets	4,231,581	3,934,753
Total assets	$4,756,295	$4,511,377

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2024	2023

Liabilities and equity:
Current liabilities:
Short-term debt	$136,510	$16,780
Current maturities of long-term debt	29,992	—
Accounts payable	125,359	138,111
Payables to affiliates	3,487	14,850
Taxes accrued	15,759	15,293
Interest accrued	15,018	15,111
Regulatory liabilities	116,047	84,912
Derivative instruments	75,272	98,661
Operating lease liabilities	1,653	2,128
Other current liabilities	85,723	89,371
Total current liabilities	604,820	475,217
Long-term debt	1,335,407	1,364,732
Deferred credits and other non-current liabilities:
Deferred tax liabilities	382,686	371,867
Regulatory liabilities	729,172	694,947
Pension and other postretirement benefit liabilities	130,397	158,116
Derivative instruments	13,307	28,055
Operating lease liabilities	75,591	76,757
Other non-current liabilities	160,865	109,066
Total deferred credits and other non-current liabilities	1,492,018	1,438,808
Commitments and contingencies (see Note 16 and Note 17)
Equity:
Common stock	719,903	644,903
Retained earnings	611,199	594,954
Accumulated other comprehensive loss	(7,052)	(7,237)
Total equity	1,324,050	1,232,620
Total liabilities and equity	$4,756,295	$4,511,377

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2021	$435,515	$553,696	$(11,404)	$977,807
Comprehensive income (loss)	—	91,564	4,990	96,554
Dividends on common stock	—	(62,667)	—	(62,667)
Capital contribution from parent	179,388	—	—	179,388
Balance at December 31, 2022	614,903	582,593	(6,414)	1,191,082
Comprehensive income (loss)	—	104,737	(823)	103,914
Dividends on common stock	—	(92,376)	—	(92,376)
Capital contributions from parent	30,000	—	—	30,000
Balance at December 31, 2023	644,903	594,954	(7,237)	1,232,620
Comprehensive income (loss)	—	89,018	185	89,203
Dividends on common stock	—	(72,773)	—	(72,773)
Capital contributions from parent	75,000	—	—	75,000
Balance at December 31, 2024	$719,903	$611,199	$(7,052)	$1,324,050

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2024	2023	2022
Operating activities:
Net income	$89,018	$104,737	$91,564
Adjustments to reconcile net income to cash provided by operations:
Depreciation	129,602	119,514	112,957
Amortization	19,692	17,282	15,678
Deferred income taxes	7,544	2,855	16,288
Qualified defined benefit pension plan expense (benefit)	4,062	(2,430)	5,351
Contributions to qualified defined benefit pension plans	(20,460)	—	—
Deferred environmental expenditures, net	(23,307)	(26,052)	(18,160)
Environmental remediation expense	14,054	12,899	12,389
Asset optimization revenue sharing bill credits	(28,874)	(10,471)	(41,102)
Regulatory disallowance of line extension allowances	13,700	—	—
Other	9,823	8,276	10,359
Changes in assets and liabilities:
Receivables, net	(13,374)	51,391	(75,177)
Inventories	(2,327)	(23,884)	(28,890)
Income and other taxes	(11,204)	4,124	6,729
Accounts payable	(20,687)	(43,531)	21,375
Deferred gas costs	38,129	52,371	12,334
Asset optimization revenue sharing	14,539	22,637	28,937
Decoupling mechanism	5,173	(11,415)	10,922
Cloud-based software	(22,392)	(16,307)	(23,908)
Regulatory accounts	12,921	4,645	(5,796)
Other, net	15,109	15,227	(6,659)
Cash provided by operating activities	230,741	281,868	145,191
Investing activities:
Capital expenditures	(353,906)	(290,845)	(318,686)
Other	(3,725)	384	(1,579)
Cash used in investing activities	(357,631)	(290,461)	(320,265)
Financing activities:
Long-term debt issued	—	330,000	140,000
Long-term debt retired	—	(90,000)	—
Changes in other short-term debt, net	119,730	(153,420)	(75,300)
Cash contributions received from parent	75,000	30,000	179,388
Cash dividend payments on common stock	(72,773)	(92,376)	(62,667)
Payment of financing fees	(311)	(2,080)	(843)
Shares withheld for tax purposes	(1,319)	(1,313)	(1,141)
Other	(529)	(369)	(524)
Cash provided by financing activities	119,798	20,442	178,913
(Decrease) increase in cash, cash equivalents and restricted cash	(7,092)	11,849	3,839
Cash, cash equivalents and restricted cash, beginning of period	36,520	24,671	20,832
Cash, cash equivalents and restricted cash, end of period	$29,428	$36,520	$24,671

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$56,989	$64,054	$44,813
Income taxes paid, net of refunds	38,720	27,745	5,990
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

Amounts NW Natural deferred as regulatory assets and liabilities were as follows:

	Regulatory Assets
In thousands	2024	2023
NW Natural:
Current:
Unrealized loss on derivatives(1)	$75,272	$98,661
Gas costs	5,340	9,301
Environmental costs(2)	10,746	9,950
Decoupling(3)	—	2,288
Pension balancing(4)	7,131	7,131
Income taxes	2,208	2,208
Washington Climate Commitment Act compliance	7,778	20,537
COVID-19 deferrals and expenses, net	778	9,685
Security and systems improvements	2,711	3,267
Industrial demand side management(5)	8,551	6,964
Other(6)	9,576	8,278
Total current - NW Natural	130,091	178,270
Other (NW Holdings)	25	—
Total current - NW Holdings	$130,116	$178,270
Non-current:
Unrealized loss on derivatives(1)	$13,307	$28,055
Pension balancing(4)	21,681	27,460
Income taxes	9,560	10,731
Pension and other postretirement benefit liabilities	111,236	114,010
Environmental costs(2)	167,086	118,619
Gas costs	1,442	1,917
Decoupling(3)	—	1,017
Washington Climate Commitment Act compliance	22,136	—
COVID-19 deferrals and expenses, net	927	1,080
Security and systems improvements	8,531	9,734
Industrial demand side management(5)	7,390	5,554
Other(6)	18,386	15,241
Total non-current - NW Natural	381,682	333,418
Other (NW Holdings)	817	25
Total non-current - NW Holdings	$382,499	$333,443

	Regulatory Liabilities
In thousands	2024	2023
NW Natural:
Current:
Gas costs	$35,947	$6,375
Unrealized gain on derivatives(1)	6,563	11,184
Decoupling(3)	8,726	7,612
Income taxes	4,726	4,726
Asset optimization revenue sharing	17,500	31,583
Washington Climate Commitment Act proceeds	36,595	17,199
Other(6)	5,990	6,233
Total current - NW Natural	116,047	84,912
Other (NW Holdings)	133	50
Total current - NW Holdings	$116,180	$84,962
Non-current:
Gas costs	$14,220	$8,556
Unrealized gain on derivatives(1)	394	373
Decoupling(3)	2,872	2,118
Income taxes(7)	164,759	169,485
Accrued asset removal costs(8)	526,526	496,235
Asset optimization revenue sharing	2,073	2,325
Other(6)	18,328	15,855
Total non-current - NW Natural	729,172	694,947
Other (NW Holdings)	945	949
Total non-current - NW Holdings	$730,117	$695,896
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

We believe all costs incurred and deferred at December 31, 2024 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Regulatory interest income of $5.4 million and $6.5 million and regulatory interest expense of $4.0 million and $2.9 million was recognized within other income (expense), net for the years ended December 31, 2024 and 2023, respectively.

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

SEGMENT REPORTING. In November 2023, the FASB issued ASU 2023-07, which requires additional disclosures about significant segment expenses. The disclosures were required beginning with this annual report for the year ending December 31, 2024. The adoption of this standard did not have an impact on our results of operations, liquidity or capital resources. See Note 4.

IMPROVEMENTS TO INCOME TAX DISCLOSURES. In December 2023, the FASB issued ASU 2023-09, which requires additional disclosures about income taxes. The disclosures are required beginning with our annual report for the year ending December 31, 2025. The adoption of this standard is not anticipated to have an impact on our results of operations, liquidity or capital resources.

DISAGGREGATION OF EXPENSE DISCLOSURES. In November 2024, the FASB issued ASU 2024-03, which requires additional disclosures of disaggregated income statement expenses. The disclosures are required beginning with our annual report for the year ending December 31, 2027. The adoption of this standard is not anticipated to have an impact on our results of operations, liquidity, or capital resources.

Recent Securities and Exchange Commission (SEC) Final Rules
INSIDER TRADING ARRANGEMENTS. In December 2022, the SEC adopted the final rule under SEC Release No. 33-11138, Insider Trading Arrangements and Related Disclosures, which requires new disclosures regarding insider trading policies and procedures, the use of certain insider trading plans and director and executive compensation regarding equity compensation awards made close in time to disclosure of material nonpublic information. The policy was included as an exhibit to our annual report for the year ending December 31, 2024.

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

The provision for depreciation of NGD property, plant, and equipment is recorded under the group method on a straight-line basis with rates computed in accordance with depreciation studies approved by regulatory authorities. The weighted-average depreciation rate for NGD assets in service was approximately 2.9% for 2024, and 3.0% for 2023 and 2022, reflecting the approximate weighted-average economic life of the property. This includes 2024 weighted-average depreciation rates for the following asset categories: 2.5% for transmission and distribution plant, 2.3% for gas storage facilities, 4.7% for general plant, and 6.1% for intangible and other fixed assets.

AFUDC. Certain additions to NGD and water plant include AFUDC, which represents the net cost of debt and equity funds used during construction. AFUDC is calculated using actual interest rates for debt and authorized rates for ROE, if applicable. If short-term debt balances are less than the total balance of construction work in progress, then a composite AFUDC rate is used to represent interest on all debt funds, shown as a reduction to interest charges, and on ROE funds, shown as other income. While cash is not immediately recognized from recording AFUDC, it is realized in future years through rate recovery resulting from the higher cost of service. Our NGD composite AFUDC rate was 6.4% in 2024, 7.5% in 2023, and 2.8% in 2022.

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

At December 31, 2024, NW Holdings had outstanding checks of $3.9 million, substantially all of which is recorded at NW Natural, and at December 31, 2023, NW Holdings had $7.5 million of outstanding checks. These balances are included in accounts payable in the NW Holdings and NW Natural balance sheets.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of December 31, 2024 and 2023:

	December 31,
In thousands	2024	2023
Cash and cash equivalents	$38,490	$32,920
Restricted cash included in other current assets	9,492	16,704
Cash, cash equivalents and restricted cash	$47,982	$49,624

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of December 31, 2024 and 2023:

	December 31,
In thousands	2024	2023
Cash and cash equivalents	$19,961	$19,841
Restricted cash included in other current assets	9,467	16,679
Cash, cash equivalents and restricted cash	$29,428	$36,520

Revenue Recognition and Accrued Unbilled Revenue
Revenues, derived primarily from the sale and transportation of natural gas, are recognized upon delivery of gas or water, or service to customers. Revenues include accruals for gas or water delivered but not yet billed to customers based on estimates of deliveries from meter reading dates to month end (accrued unbilled revenue). Accrued unbilled revenue is dependent upon a number of factors that require management’s judgment, including total natural gas receipts and deliveries, customer use of natural gas or water by billing cycle, and weather factors. Accrued unbilled revenue is reversed the following month when actual billings occur. NW Holdings' accrued unbilled revenue at December 31, 2024 and 2023 was $94.4 million and $83.1 million, respectively, substantially all of which is accrued unbilled revenue at NW Natural.

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

Revenue Taxes
Revenue-based taxes are primarily franchise taxes, which are collected from customers and remitted to taxing authorities. Revenue taxes are included in operating expenses in the statements of comprehensive income for NW Holdings and NW Natural. Revenue taxes at NW Holdings were $48.3 million, $48.7 million, and $41.8 million for 2024, 2023, and 2022, respectively.

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

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool, substantially all of which is related to NW Natural's accounts receivable:

	As of December 31, 2023			As of December 31, 2024
		Year ended December 31, 2024
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,397	$1,271	$(1,544)	$2,124
Commercial	501	31	(396)	136
Industrial	65	(44)	(1)	20
Accrued unbilled and other	265	373	(130)	508
Total NW Natural	3,228	1,631	(2,071)	2,788
Other - NW Holdings	227	652	(193)	686
Total NW Holdings	$3,455	$2,283	$(2,264)	$3,474

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

NW Natural's NGD and gas storage inventories totaled $37.9 million and $47.2 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, NW Holdings' materials and supplies inventories, which are comprised primarily of NW Natural's materials and supplies, totaled $24.8 million and $25.6 million, respectively.

During 2024 and 2023, NW Natural entered into certain agreements to purchase renewable thermal certificates (RTCs). RTCs are initially recorded at cost and subsequently assessed for impairment based on the lower-of-cost or market model. NW Natural's RTCs inventory totaled $0.4 million and $0.5 million at December 31, 2024 and 2023, respectively.

Greenhouse Gas Allowances
WASHINGTON. NW Natural is subject to greenhouse gas (GHG) emission reduction requirements under the Washington Climate Commitment Act (CCA) regulations. Under Washington's CCA, emission reduction compliance mechanisms include: 1) allowances distributed at no cost by the state, 2) purchasing allowances at state-run auctions or secondary markets, 3) purchasing carbon offsets, and 4) supplying alternative gaseous fuels, such as renewable natural gas and hydrogen.

NW Natural will account for all purchased Washington allowances as inventory at the lower of cost or market. Any compliance instruments or allowances that are acquired through government allocations at no cost will be accounted for as inventory at no cost. As of December 31, 2024 and 2023, NW Natural had $43.9 million and $39.3 million of emissions allowances for compliance in Washington recorded as inventory, respectively.

The CCA allows for the sale of compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. During the years ended December 31, 2024 and 2023 NW Natural consigned no-cost allowances to Washington auctions and received $8.5 million and $17.1 million, respectively, in cash, which proceeds were recorded as a regulatory liability for the benefit of customers.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. Under the Washington program, NW Natural recognized a liability of $29.9 million and $19.9 million as of December 31, 2024 and 2023, respectively. A portion of the costs to comply with the Washington program are currently being recovered from utility customers through rates beginning January 1, 2024. NW Natural recognized $29.9 million and $20.5 million of deferred costs as of December 31, 2024 and 2023, respectively.

OREGON. In November 2024, the Environmental Quality Commission adopted the Climate Protection Program (CPP). The CPP sets enforceable and declining limits, or caps, on GHG emissions from fossil fuels used throughout Oregon. The first compliance period starts January 1, 2025 and covers emissions through the end of 2027.

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

Derivative contracts entered into for NGD requirements after the annual PGA rate has been set and transacted during the PGA year are subject to the PGA incentive sharing mechanism. In Oregon, NW Natural participates in a PGA sharing mechanism under which it is required to select either an 80% or 90% deferral of higher or lower gas costs such that the impact on current earnings from the gas cost sharing is either 20% or 10% of gas cost differences compared to PGA prices, respectively. For each of the PGA years in Oregon beginning November 1, 2024, 2023, and 2022, NW Natural selected the 90% deferral of gas cost differences. In Washington, 100% of the differences between the PGA prices and actual gas costs are deferred. See Note 15.

NW Holdings and NW Natural have financial derivative policies that set forth guidelines for using selected derivative products to support prudent risk management strategies within designated parameters. NW Natural's objective for using derivatives is to decrease the volatility of gas prices, interest rates, foreign currency, and cash flows without speculative risk. The use of derivatives is permitted only after the risk exposures have been identified, are determined to exceed acceptable tolerance levels, and are determined necessary to support normal business activities. NW Natural does not enter into derivative instruments for trading purposes. All commodity and foreign exchange derivatives are currently held at NW Natural, and an interest rate swap is held at NWN Water.

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

In addition, the fair value for certain pension trust investments is determined using Net Asset Value per share (NAV) as a practical expedient, and therefore they are not classified within the fair value hierarchy. These investments primarily consist of institutional commingled funds.
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

As of December 31, 2024 and 2023, NW Holdings had goodwill of $183.8 million and $163.3 million, respectively. All of NW Holdings' goodwill was acquired through the business combinations completed by NWN Water and its wholly-owned subsidiaries. No impairment charges were recorded as a result of the fourth quarter goodwill impairment assessment.

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

Unconsolidated Affiliates
NWN Water has an equity interest in a business which we account for under the equity method as we do not exercise control of the major operating and financial policies. The business transactions with our equity method investment are not significant. We regularly assess the profitability and valuation of our investment for any potential impairment. See Note 13.

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

Subsequent Events
We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. See Note 18.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

In thousands, except per share data	2024	2023	2022
Net income	$78,871	$93,868	$86,303
Average common shares outstanding - basic	38,809	36,213	33,934
Additional shares for stock-based compensation plans (See Note 8)	60	52	50
Average common shares outstanding - diluted	38,869	36,265	33,984
Earnings per share of common stock:
Basic	$2.03	$2.59	$2.54
Diluted	2.03	2.59	2.54
Additional information:
Anti-dilutive shares	8	1	2
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

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. Total assets by segment is not regularly provided to the CODM and is therefore omitted. The following table presents summary financial information concerning the reportable segment and other operations.

In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
2024
Operating revenues	$1,075,688	$24,809	$1,100,497	$52,497	$1,152,994
Depreciation	128,524	1,078	129,602	8,296	137,898
Income (loss) from operations(1)	173,222	16,505	189,727	1,415	191,142
Interest expense, net	62,868	405	63,273	16,819	80,092
Income tax expense (benefit)	30,195	4,423	34,618	(3,547)	31,071
Capital expenditures	348,913	4,993	353,906	40,494	394,400
2023
Operating revenues	$1,136,400	$22,223	$1,158,623	$38,852	$1,197,475
Depreciation	118,417	1,097	119,514	6,067	125,581
Income (loss) from operations(1)	170,591	15,054	185,645	(704)	184,941
Interest expense, net	60,020	574	60,594	15,972	76,566
Income tax expense (benefit)	31,688	3,984	35,672	(3,310)	32,362
Capital expenditures	285,998	4,847	290,845	36,502	327,347
2022
Operating revenues	$989,752	$24,587	$1,014,339	$23,014	$1,037,353
Depreciation	111,871	1,086	112,957	3,750	116,707
Income (loss) from operations(1)	152,839	16,535	169,374	(1,897)	167,477
Interest expense, net	45,685	653	46,338	6,909	53,247
Income tax expense (benefit)	26,807	4,229	31,036	(1,906)	29,130
Capital expenditures	315,979	2,707	318,686	19,916	338,602
(1) Income (loss) from operations is not a financial measure used by the CODM, but is included in the table above to enable the reconciliation of NGD margin to consolidated income before taxes in accordance with ASU 2023-07.

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

NW Holdings and NW Natural's CODM is the chief executive officer. The CODM uses NGD margin to allocate resources predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel. The CODM also uses NGD margin to assess the performance of NGD.

The following table presents additional segment information concerning NGD margin:

In thousands	2024	2023	2022
NGD margin calculation:
NGD operating revenues	$1,056,171	$1,117,498	$970,124
Other regulated services	19,517	18,902	19,628
Total NGD operating revenues	1,075,688	1,136,400	989,752
Less: NGD cost of gas	412,320	500,061	429,861
Environmental remediation expense	14,053	12,899	12,389
Revenue taxes	48,037	48,432	41,627
NGD margin	601,278	575,008	505,875
Operations and maintenance	253,297	241,721	201,701
General taxes	46,235	44,279	39,464
Depreciation	128,524	118,417	111,871
NGD income from operations	$173,222	$170,591	$152,839
5. COMMON STOCK

As of December 31, 2024 and 2023, NW Holdings had 100 million shares of common stock authorized. As of December 31, 2024, NW Holdings had 260,935 shares reserved for issuance of common stock under the Employee Stock Purchase Plan (ESPP) and 250,460 shares reserved for issuance under the Dividend Reinvestment and Direct Stock Purchase Plan (DRPP). At NW Holdings' election, shares sold through the DRPP may be purchased in the open market or through original issuance of shares reserved for issuance under the DRPP.

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

During the year ended December 31, 2024, NW Holdings issued and sold 2,382,750 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $90.3 million, net of fees and commissions paid to agents of $1.6 million. As of December 31, 2024, NW Holdings had $151.6 million of equity available for issuance under the program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries, NW Natural and NW Natural Water. Contributions to NW Natural and NW Natural Water will be used for general corporate purposes.

Stock Repurchase Program
Effective May 23, 2024, NW Holdings’ Board authorized a new share repurchase program under which NW Holdings may repurchase in open market or privately negotiated transactions up to an aggregate of 5.0 million shares or an amount not to exceed $150 million. The new share repurchase program is authorized to continue until the program is used, terminated or replaced. The repurchase program replaces the Company’s previously authorized share repurchase program, which commenced in 2000 and authorized the repurchase of up to 2.8 million shares, or an amount not to exceed $100 million, in the aggregate. No shares of common stock were repurchased pursuant to our new program or prior program during the year ended December 31, 2024. Since the previous plan’s inception in 2000 under NW Natural, a total of 2.1 million shares have been repurchased at a total cost of $83.3 million.

The following table summarizes the changes in the number of shares of NW Holdings' common stock issued and outstanding:

In thousands	Shares
Balance, December 31, 2021	31,129
Sales to employees under ESPP	36
Stock-based compensation	42
Equity issuance	4,257
Sales to shareholders under DRPP	61
Balance, December 31, 2022	35,525
Sales to employees under ESPP	13
Stock-based compensation	39
Equity issuance	1,658
Sales to shareholders under DRPP	69
Shares issued in connection with business combinations	327
Balance, December 31, 2023	37,631
Sales to employees under ESPP	46
Stock-based compensation	43
Equity issuance	2,391
Sales to shareholders under DRPP	75
Shares issued in connection with business combinations	36
Balance, December 31, 2024	40,222
6. REVENUE

The following table presents disaggregated revenue from continuing operations:

	Year ended December 31, 2024
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$1,035,839	$—	$1,035,839	$33	$1,035,872
Gas storage revenue, net	—	15,119	15,119	—	15,119
Asset management revenue, net	—	4,601	4,601	—	4,601
Appliance retail center revenue	—	5,089	5,089	—	5,089
Renewable natural gas sales	—	—	—	428	428
Other revenue	3,111	—	3,111	52,036	55,147
Revenue from contracts with customers	1,038,950	24,809	1,063,759	52,497	1,116,256
Alternative revenue	20,246	—	20,246	—	20,246
Leasing revenue	16,492	—	16,492	—	16,492
Total operating revenues	$1,075,688	$24,809	$1,100,497	$52,497	$1,152,994

	Year ended December 31, 2023
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$1,109,223	$—	$1,109,223	$—	$1,109,223
Gas storage revenue, net	—	12,041	12,041	—	12,041
Asset management revenue, net	—	5,942	5,942	—	5,942
Appliance retail center revenue	—	4,240	4,240	—	4,240
Other revenue	2,929	—	2,929	38,852	41,781
Revenue from contracts with customers	1,112,152	22,223	1,134,375	38,852	1,173,227
Alternative revenue	8,198	—	8,198	—	8,198
Leasing revenue	16,050	—	16,050	—	16,050
Total operating revenues	$1,136,400	$22,223	$1,158,623	$38,852	$1,197,475

	Year ended December 31, 2022
In thousands	NGD	Other (NW Natural)	NW Natural	Other (NW Holdings)	NW Holdings
Natural gas sales	$989,654	$—	$989,654	$—	$989,654
Gas storage revenue, net	—	11,792	11,792	—	11,792
Asset management revenue, net	—	6,965	6,965	—	6,965
Appliance retail center revenue	—	5,830	5,830	—	5,830
Other revenue	2,510	—	2,510	23,014	25,524
Revenue from contracts with customers	992,164	24,587	1,016,751	23,014	1,039,765
Alternative revenue	(19,605)	—	(19,605)	—	(19,605)
Leasing revenue	17,193	—	17,193	—	17,193
Total operating revenues	$989,752	$24,587	$1,014,339	$23,014	$1,037,353

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

Asset Management Revenue
Revenues include the optimization of storage assets and pipeline capacity by a third party and are provided net of the profit sharing amount refunded to NGD customers. Certain asset management revenues received are recognized over time using a straight-line approach over the term of each contract, and the amount of consideration received and recognized as revenue is dependent on a variable pricing model. Variable revenues earned above guaranteed amounts are estimated and recognized at the end of each period using the most likely amount approach. Additionally, other asset management revenues may be based on a fixed rate. Generally, asset management accounts are settled on a monthly basis.

As of December 31, 2024, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $113.4 million. Of this amount, approximately $22.6 million will be recognized in 2025, $16.1 million in 2026, $15.3 million in 2027, $13.9 million in 2028, $13.9 million in 2029 and $31.6 million thereafter. The amounts presented here are calculated using current contracted rates.

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

NW Holdings Other
Water and Wastewater Services
NW Natural Water provides water and wastewater services to customers. Water and wastewater service revenue is generally recognized over time upon delivery of the water commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the tariffs established in the states where we operate. There is no right of return or warranty for services provided.

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

The components of lease revenue at NW Natural were as follows:

	Year ended December 31,
In thousands	2024	2023	2022
Lease revenue
Operating leases	$86	$76	$74
Sales-type leases	16,406	15,974	17,119
Total lease revenue	$16,492	$16,050	$17,193

Additionally, lease revenue of $0.6 million was recognized for each of the years ended December 31, 2024, 2023, and 2022, respectively, related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.
Total future minimum lease payments to be received under non-cancelable leases at December 31, 2024 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
2025	$632	$15,306	$15,938
2026	43	14,901	14,944
2027	27	14,521	14,548
2028	—	13,983	13,983
2029	—	13,594	13,594
Thereafter	—	194,722	194,722
Total minimum lease payments	$702	267,027	$267,729
Less: imputed interest		142,783
Total leases receivable		$124,244
Other NW Holdings:
2025	$53	$—	$53
2026	56	—	56
2027	57	—	57
2028	58	—	58
2029	59	—	59
Thereafter	741	—	741
Total minimum lease payments	$1,024	$—	$1,024
NW Holdings:
2025	$685	$15,306	$15,991
2026	99	14,901	15,000
2027	84	14,521	14,605
2028	58	13,983	14,041
2029	59	13,594	13,653
Thereafter	741	194,722	195,463
Total minimum lease payments	$1,726	267,027	$268,753
Less: imputed interest		142,783
Total leases receivable		$124,244

The total leases receivable above is reported under the NGD segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $6.0 million and $5.5 million at December 31, 2024 and 2023, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of three months to 15 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet.

As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

	Year ended December 31, 2024
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$7,545	$198	$7,743
Short-term lease expense	595	—	595

	Year ended December 31, 2023
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$7,244	$176	$7,420
Short-term lease expense	925	—	925

	Year ended December 31, 2022
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$7,003	$31	$7,034
Short-term lease expense	880	—	880

Supplemental balance sheet information related to operating leases as of December 31, 2024 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$68,115	$511	$68,626

Operating lease liabilities - current liabilities	$1,653	$187	$1,840
Operating lease liabilities - non-current liabilities	75,591	323	75,914
Total operating lease liabilities	$77,244	$510	$77,754

Supplemental balance sheet information related to operating leases as of December 31, 2023 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$70,728	$580	$71,308

Operating lease liabilities - current liabilities	$2,128	$205	$2,333
Operating lease liabilities - non-current liabilities	76,757	410	77,167
Total operating lease liabilities	$78,885	$615	$79,500

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

	2024	2023
Weighted-average remaining lease term (years)	15.3	16.2
Weighted-average discount rate	7.3%	7.3%

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a regulatory asset on our balance sheet. The balance of the regulatory asset was $9.0 million and $8.0 million as of December 31, 2024 and 2023, respectively.
Maturities of operating lease liabilities at December 31, 2024 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
2025	$7,495	$225	$7,720
2026	7,486	204	7,690
2027	7,538	107	7,645
2028	7,719	6	7,725
2029	7,905	6	7,911
Thereafter	93,367	—	93,367
Total lease payments	131,510	548	132,058
Less: imputed interest	54,266	38	54,304
Total lease obligations	77,244	510	77,754
Less: current obligations	1,653	187	1,840
Long-term lease obligations	$75,591	$323	$75,914

As of December 31, 2024, there were no finance lease liabilities at NW Natural.

Cash Flow Information
Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2024
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,495	$199	$7,694
Finance cash flows from finance leases	529	—	529
Right of use assets obtained in exchange for lease obligations
Operating leases	$250	$108	$358
Finance leases	529	—	529

	Year ended December 31, 2023
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,434	$176	$7,610
Finance cash flows from finance leases	369	—	369
Right of use assets obtained in exchange for lease obligations
Operating leases	$659	$—	$659
Finance leases	369	101	470

	Year ended December 31, 2022
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,993	$64	$7,057
Finance cash flows from finance leases	524	—	524
Right of use assets obtained in exchange for lease obligations
Operating leases	$309	$668	$977
Finance leases	270	—	270

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use asset for finance leases was $3.0 million and $2.6 million at December 31, 2024 and 2023, respectively.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees and officers of NW Holdings and its affiliates. These compensation plans include a Long Term Incentive Plan (LTIP) and an ESPP.

Long Term Incentive Plan
The LTIP is intended to provide a flexible, competitive compensation program for eligible officers and key employees. Under the LTIP, shares of NW Holdings common stock are authorized for equity incentive grants in the form of stock, restricted stock, restricted stock units, stock options, or performance shares. An aggregate of 1,100,000 shares were authorized for issuance as of December 31, 2024. Shares awarded under the LTIP may be purchased on the open market or issued as original shares.

Of the 1,100,000 shares of common stock authorized for LTIP awards at December 31, 2024, there were 65,153 shares available for issuance under any type of award. This assumes market, performance, and service-based grants currently outstanding are awarded at the target level. There were no outstanding grants of restricted stock or stock options under the LTIP at December 31, 2024 or 2023. The LTIP stock awards are compensatory awards for which compensation expense is based on the fair value of stock awards, with expense being recognized over the performance and vesting period of the outstanding awards. Forfeitures are recognized as they occur.

Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. The following table summarizes performance share expense information:

Dollars in thousands	Shares(1)	Expense During Award Year(2)	Total Expense for Award
Estimated award:
2022-2024 grant(3)	37,059	$1,098	$1,098
Actual award:
2021-2023 grant	40,719	$1,581	$1,581
2020-2022 grant	29,472	$888	$888
(1)     In addition to common stock shares, a participant also receives a dividend equivalent cash payment equal to the number of shares of common stock received on the award payout multiplied by the aggregate cash dividends paid per share during the performance period.
(2)     Amount represents the expense recognized in the third year of the vesting period noted above. For the 2020-2022, 2021-2023, and 2022-2024 grants, mutual understanding of the award's key terms was established in the third year of the vesting period, triggering full expense recognition in 2022, 2023, and 2024, respectively.
(3)    This represents the estimated number of shares to be awarded as of December 31, 2024 as certain performance share measures have been achieved. Amounts are subject to change with final payout amounts authorized by the Board of Directors in February 2025.

The aggregate number of performance shares granted and outstanding at the target and maximum levels were as follows:

Dollars in thousands	Performance Share Awards Outstanding		2024
Performance Period	Target	Maximum	Expense
2022-24	46,156	92,312	$1,098
2023-25	—	—	—
2024-26	—	—	—
Total	46,156	92,312	$1,098

Performance share awards are based on the achievement of a three-year ROIC threshold that must be met and a cumulative EPS factor, which can be modified by a TSR factor relative to a specified peer group (2022-2024, 2023-2025, and 2024-2026 performance share awards) over the three-year performance period. The performance period allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2025 and 2026, there is not a mutual understanding of the awards' key terms and conditions between NW Natural and the participants as of December 31, 2024, and therefore, no expense was recognized for the 2023-2025 and 2024-2026 performance period. NW Natural will calculate the grant date fair value and recognize expense once the final performance factor has been approved. If the target is achieved for the 2023-2025 and 2024-2026 awards, NW Holdings would grant for accounting purposes 50,542 and 73,150 shares in the first quarter of 2025 and 2026, respectively.

Compensation expense is recognized in accordance with accounting standards for stock-based compensation and calculated based on performance levels achieved and an estimated fair value using the Monte-Carlo method. Due to there not being a mutual understanding of the 2023-2025 and 2024-2026 awards' key terms and conditions as noted above, the grant date fair value has not yet been determined and no non-vested shares existed at December 31, 2024. The weighted-average grant date fair value of non-vested shares associated with the 2022-2024 awards was $39.70 per share at December 31, 2024. The weighted-average grant date fair value of shares vested during the year was $39.70 per share and there was no unrecognized compensation expense for accounting purposes as of December 31, 2024.

Restricted Stock Units
In 2012, RSUs began being granted under the LTIP instead of stock options under the Restated SOP. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. During 2024, total RSU expense was $1.9 million compared to $1.9 million in 2023 and $2.1 million in 2022. As of December 31, 2024, there was $3.7 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2028.

Information regarding the RSU activity is summarized as follows:

	Number of RSUs	Weighted - Average Price Per RSU
Nonvested, December 31, 2021	87,727	$54.87
Granted	48,212	46.50
Vested	(33,054)	55.90
Forfeited	(3,037)	56.34
Nonvested, December 31, 2022	99,848	50.44
Granted	45,532	48.24
Vested	(36,393)	56.65
Forfeited	(11,696)	49.98
Nonvested, December 31, 2023	97,291	49.80
Granted	68,907	39.18
Vested	(35,662)	52.51
Forfeited	(8,131)	45.33
Nonvested, December 31, 2024	122,405	$43.34

Employee Stock Purchase Plan
NW Holdings' ESPP allows employees of NW Holdings, NW Natural and certain designated subsidiaries to purchase common stock at 85% of the closing price on the trading day immediately preceding the initial offering date, which is set annually. For the 2024-2025 ESPP period, each eligible employee may purchase up to $21,226 worth of stock through payroll deductions over a period defined by the Board of Directors, with shares issued at the end of the subscription period.
Stock-Based Compensation Expense
Stock-based compensation expense is recognized as operations and maintenance expense or is capitalized as part of construction overhead at the entity at which the award recipient is employed. The following table summarizes the NW Holdings' financial statement impact, substantially all of which was recorded at NW Natural, of stock-based compensation under the LTIP and ESPP:

In thousands	2024	2023	2022
Operations and maintenance expense, for stock-based compensation	$2,907	$3,293	$2,877
Income tax benefit	(770)	(872)	(762)
Net stock-based compensation effect on net income	2,137	2,421	2,115
Amounts capitalized for stock-based compensation	$325	$305	$351

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

At December 31, 2024 and 2023, NW Natural's short-term debt consisted of the following:

	December 31, 2024		December 31, 2023
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
Commercial paper	$136.5	4.8%	$16.8	5.5%
Other (NW Holdings):
Credit agreement	33.6	5.5%	73.0	6.4%
NW Holdings	$170.1		$89.8
(1) Weighted average interest rate on outstanding short-term debt

The carrying cost of commercial paper approximates fair value using Level 2 inputs. See Note 2 for a description of the fair value hierarchy. At December 31, 2024, NW Natural's commercial paper had a maximum remaining maturity of 42 days and an average remaining maturity of 22 days.

Credit Agreements
NW Holdings
In November 2021, NW Holdings entered into an amended and restated $200 million credit agreement, with a feature that allows NW Holdings to request increases in the total commitment amount, up to a maximum of $300 million. In December 2024, the maturity date of the agreement was extended to November 2, 2027, with an available extension of commitments for one additional one-year period, subject to lender approval. Interest charges on the NW Holdings credit agreement are indexed the secured overnight financing rate (SOFR) beginning February 2023. The SOFR is subject to a 10 basis point spread adjustment.
The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2024 and 2023.

The NW Holdings credit agreement also requires NW Holdings to maintain debt ratings (which are defined by a formula using NW Natural's credit ratings in the event NW Holdings does not have a credit rating) with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in its senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Holdings' debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreements are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed. NW Holdings maintains a credit rating with S&P of A- and does not currently maintain ratings with Moody's.

There was $33.6 million and $73.0 million of outstanding balances under the NW Holdings agreement at December 31, 2024 and 2023, respectively. No letters of credit were issued or outstanding under the NW Holdings agreement at December 31, 2024 and 2023.

NW Natural
In November 2021, NW Natural entered into an amended and restated credit agreement for unsecured revolving loans totaling $400 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million. In December 2024, the maturity date of the agreement was extended to November 3, 2027 with an available extension of commitments for one additional one-year period, subject to lender approval. The credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. Interest charges on the NW Natural credit agreement are indexed to the SOFR beginning February 2023. The SOFR is subject to a 10 basis point spread adjustment.

NW Natural's credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2024 and 2023.

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

There were no letters of credit outstanding at December 31, 2024 under NW Natural's credit agreement and one letter of credit outstanding at December 31, 2023. In December 2023, NW Natural issued a $15 million letter of credit through its existing credit agreement, which expired January 5, 2024.

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

There were no letters of credit issued or outstanding under the LC Reimbursement Agreement at December 31, 2024.

Long-Term Debt
At December 31, 2024 and 2023, NW Holdings long-term debt consisted of the following:

	December 31, 2024		December 31, 2023
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural first mortgage bonds	$1,374.7	4.6%	$1,374.7	4.7%
NW Holdings unsecured senior bonds	285.0	5.7%	—	—%
NW Holdings credit agreement	—	—%	100.0	5.5%
NWN Water credit agreement	—	—%	50.0	5.8%
NWN Water term loan	55.0	4.7%	55.0	4.7%
Other long-term debt	6.1		6.6
Long-term debt, gross	1,720.8		1,586.3
Less: unamortized debt issuance costs	10.6		10.0
Less: current maturities	30.8		150.9
Total long-term debt	$1,679.4		$1,425.4
(1) Weighted average interest rate for the years ended December 31, 2024 and 2023.

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

Issuance of Long-Term Debt
In December 2023, NW Holdings entered into a Note Purchase Agreement between NW Holdings and the institutional investors named as purchasers therein. The Note Purchase Agreement provides for the issuance of (i) $100.0 million aggregate principal amount of NW Holdings’ 5.78% Senior Notes, Series A, due March 7, 2028 (5.78% Notes) and (ii) $50.0 million aggregate principal amount of NW Holdings’ 5.84% Senior Notes, Series B, due March 7, 2029 (5.84% Notes) in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The 5.78% Notes and the 5.84% Notes were issued in March 2024, pursuant to the Note Purchase Agreement. The proceeds from the Note Purchase Agreement were used to settle an existing term loan at NW Holdings for $100.0 million and make an equity contribution to NWN Water, which was used to settle an existing term loan for $50.0 million.

In December 2024, NW Holdings issued and sold (i) $90.0 million in aggregate principal amount of its 5.52% Senior Notes, Series C, due December 19, 2029 (the 5.52% Notes), and (ii)$45.0 million in aggregate principal amount of its 5.86% Senior Notes, Series D, due December 19, 2034 (the 5.86% Notes, together with the 5.52% Notes, the Notes), to certain institutional investors pursuant to a Note Purchase Agreement dated December 19, 2024 (the Note Purchase Agreement), in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

The 5.52% Notes and the 5.86% Notes bear interest at the rate of 5.52% and 5.86%, respectively, per annum, payable semi-annually on June 19 and December 19 of each year, commencing June 19, 2025, and will mature on December 19, 2029, and December 19, 2034, respectively. The 5.52% Notes and the 5.86% Notes will be subject to prepayment at the option of NW Holdings, in whole or in part, (i) at any time at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium and accrued and unpaid interest thereon to the date of prepayment, and (ii) at any time on or after November 19, 2029 and September 19, 2034, respectively, at 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of prepayment, but without the payment of a “make-whole” premium, in each case, so long as there is no Default or Event of Default under the Note Purchase Agreement.

Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.80%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026, along with the variable-rate debt.

Maturities and Outstanding Long-Term Debt
Retirement of long-term debt for each of the annual periods through December 31, 2029 and thereafter are as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings

2025	$30,000	$795	$30,795
2026	55,000	55,835	110,835
2027	64,700	863	65,563
2028	10,000	100,839	110,839
2029	50,000	140,543	190,543
Thereafter	1,165,000	47,177	1,212,177
Total	$1,374,700	$346,052	$1,720,752

The following table presents debt outstanding at NW Natural as of December 31:

In thousands	2024	2023
NW Natural:
First Mortgage Bonds:
7.720% Series due 2025	$20,000	$20,000
6.520% Series due 2025	10,000	10,000
7.050% Series due 2026	20,000	20,000
3.211% Series due 2026	35,000	35,000
7.000% Series due 2027	20,000	20,000
2.822% Series due 2027	25,000	25,000
6.650% Series due 2027	19,700	19,700
6.650% Series due 2028	10,000	10,000
3.141% Series due 2029	50,000	50,000
7.740% Series due 2030	20,000	20,000
7.850% Series due 2030	10,000	10,000
5.820% Series due 2032	30,000	30,000
5.660% Series due 2033	40,000	40,000
5.750% Series due 2033	100,000	100,000
5.180% Series due 2034	80,000	80,000
5.250% Series due 2035	10,000	10,000
5.230% Series due 2038	50,000	50,000
4.000% Series due 2042	50,000	50,000
4.136% Series due 2046	40,000	40,000
3.685% Series due 2047	75,000	75,000
4.110% Series due 2048	50,000	50,000
3.869% Series due 2049	90,000	90,000
3.600% Series due 2050	150,000	150,000
3.078% Series due 2051	130,000	130,000
4.780% Series due 2052	140,000	140,000
5.430% Series due 2053	100,000	100,000
Long-term debt, gross	1,374,700	1,374,700
Less: current maturities	30,000	—
Total long-term debt	$1,344,700	$1,374,700
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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	December 31,
In thousands	2024	2023
NW Natural:
Gross long-term debt	$1,374,700	$1,374,700
Unamortized debt issuance costs	(9,301)	(9,968)
Carrying amount	1,365,399	1,364,732
Estimated fair value(1)	1,191,194	1,236,559
NW Holdings:
Gross long-term debt	$1,720,752	$1,586,344
Unamortized debt issuance costs	(10,610)	(10,044)
Carrying amount	1,710,142	1,576,300
Estimated fair value(1)	1,542,208	1,447,941
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

The following table provides a reconciliation of the changes in NW Natural's benefit obligations and fair value of plan assets, as applicable, for NW Natural's pension and other postretirement benefit plans, excluding the Retirement K Savings Plan, and a summary of the funded status and amounts recognized in NW Holdings' and NW Natural's consolidated balance sheets as of December 31:

	Postretirement Benefit Plans
	Pension Benefits		Other Benefits
In thousands	2024	2023	2024	2023
Reconciliation of change in benefit obligation:
Obligation at January 1	$425,450	$413,413	$21,467	$19,880
Service cost	3,837	3,922	90	105
Interest cost	21,466	21,019	1,035	1,067
Net actuarial (loss) gain	(18,215)	15,066	1,421	2,208
Benefits paid	(26,986)	(27,970)	(1,982)	(1,793)
Obligation at December 31	405,552	425,450	22,031	21,467

Reconciliation of change in plan assets:
Fair value of plan assets at January 1	283,444	280,304	—	—
Actual return on plan assets	4,892	28,841	—	—
Employer contributions	22,798	2,269	1,982	1,793
Benefits paid	(26,986)	(27,970)	(1,982)	(1,793)
Fair value of plan assets at December 31	284,148	283,444	—	—
Funded status at December 31	$(121,404)	$(142,006)	$(22,031)	$(21,467)

At December 31, 2024, the net liability (benefit obligations less market value of plan assets) for the Pension Plan decreased $20.5 million compared to 2023. The decrease in the net pension liability is primarily due to the $19.8 million decrease to the pension benefit obligation and the $0.7 million increase in plan assets. The liability for non-qualified plans decreased $0.1 million, and the liability for other postretirement benefits increased $0.6 million in 2024.

NW Natural's Pension Plan had a projected benefit obligation of $372.8 million and $392.6 million at December 31, 2024 and 2023, respectively, and fair values of plan assets of $284.1 million and $283.4 million, respectively. The plan had an accumulated benefit obligation of $343.7 million and $363.5 million at December 31, 2024 and 2023, respectively.

The following table presents amounts realized through regulatory assets or in other comprehensive loss (income) for the years ended December 31:

	Regulatory Assets						Other Comprehensive Loss (Income)
	Pension Benefits			Other Postretirement Benefits			Pension Benefits
In thousands	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net actuarial (gain) loss	$933	$10,318	$2,833	$1,421	$2,208	$(6,234)	$(290)	$1,630	$(5,706)
Amortization of:
Prior service credit	—	—	—	—	—	333	—	—	—
Actuarial loss	(5,049)	—	(11,531)	(8)	—	(426)	(845)	(713)	(1,081)
Total	$(4,116)	$10,318	$(8,698)	$1,413	$2,208	$(6,327)	$(1,135)	$917	$(6,787)

The following table presents amounts recognized in regulatory assets and accumulated other comprehensive loss (AOCL) at December 31:

	Regulatory Assets				AOCL
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
In thousands	2024	2023	2024	2023	2024	2023
Prior service credit	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	108,441	112,558	2,794	1,382	9,386	9,634
Total	$108,441	$112,558	$2,794	$1,382	$9,386	$9,634

The following table presents amounts recognized by NW Holdings and NW Natural in AOCL and the changes in AOCL related to NW Natural's non-qualified employee benefit plans:

	Year ended December 31,
In thousands	2024	2023
Beginning balance	$(7,237)	$(6,414)
Amounts reclassified to AOCL	(439)	(1,676)
Amounts reclassified from AOCL:
Amortization of actuarial losses	794	558
Total reclassifications before tax	355	(1,118)
Tax (expense) benefit	(170)	295
Total reclassifications for the period	185	(823)
Ending balance	$(7,052)	$(7,237)

In 2025, NW Natural will amortize $9.1 million in estimated costs from regulatory assets to net periodic benefit costs.

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

The following table presents the Pension Plan asset target allocation at December 31, 2024:

Asset Category	Target Allocation
Long government/credit	40%
U.S. large cap equity	21
Global equity	15
Developed non-U.S. equity	11
Emerging market equity	5
High yield bonds	4
Real estate investment trusts	2
Emerging market debt	2

Non-qualified supplemental defined benefit plan obligations were $32.7 million and $32.8 million at December 31, 2024 and 2023, respectively. These plans are not subject to regulatory deferral, and the changes in actuarial gains and losses, prior service costs, and transition assets or obligations are recognized in AOCL, net of tax until they are amortized as a component of net periodic benefit cost. These are unfunded, non-qualified plans with no plan assets; however, a significant portion of the obligations is indirectly funded with company and trust-owned life insurance and other assets.

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

	Pension Benefits			Other Postretirement Benefits
In thousands	2024	2023	2022	2024	2023	2022
Service cost	$3,837	$3,922	$5,933	$90	$105	$193
Interest cost	21,466	21,018	14,593	1,035	1,067	724
Expected return on plan assets	(23,749)	(25,723)	(25,698)	—	—	—
Amortization of prior service credit	—	—	—	—	—	(333)
Amortization of net actuarial loss	5,894	713	12,612	8	—	426
Net periodic cost (benefit)	7,448	(70)	7,440	1,133	1,172	1,010
Amount allocated to construction	(1,874)	(1,684)	(2,621)	(36)	(36)	(76)
Net periodic cost (benefit) charged to expense	5,574	(1,754)	4,819	1,097	1,136	934
Amortization of regulatory balancing account	7,131	7,131	7,131	—	—	—
Net amount charged to expense	$12,705	$5,377	$11,950	$1,097	$1,136	$934

Net periodic benefit costs are reduced by amounts capitalized to NGD plant. In addition, a certain amount of net periodic benefit costs were recorded to the regulatory balancing account, representing net periodic pension expense for the Pension Plan above the amount set in rates, as approved by the OPUC, from 2011 through October 31, 2018. Total amortization of the regulatory balancing account of $7.1 million was recognized in each of the years ended December 31, 2024 and 2023, of which $2.6 million was charged to operations and maintenance expense and $4.5 million was charged to other income (expense).
The following table provides the assumptions used in measuring periodic benefit costs and benefit obligations for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Assumptions for net periodic benefit cost:
Weighted-average discount rate	4.96%	5.14%	2.71%	4.98%	5.19%	2.72%
Rate of increase in compensation	4.00%-6.00%	4.00%-5.00%	3.50%	n/a	n/a	n/a
Expected long-term rate of return	7.50%	7.50%	7.00%	n/a	n/a	n/a
Assumptions for year-end funded status:
Weighted-average discount rate	5.56%	4.98%	5.18%	5.53%	4.98%	5.19%
Rate of increase in compensation(1)	4.80%-5.05%	4.00%-4.73%	4.00%-6.00%	n/a	n/a	n/a
Expected long-term rate of return	7.50%	7.50%	7.50%	n/a	n/a	n/a
(1) Rate assumption ranges from 4.8% to 5.1% in 2025 and thereafter.

The assumed annual increase in health care cost trend rates used in measuring other postretirement benefits as of December 31, 2024 was 6.00%. These trend rates apply to both medical and prescription drugs. Medical costs and prescription drugs are assumed to decrease gradually each year to a rate of 4.00% by 2029.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans; however, other postretirement benefit plans have a cap on the amount of costs reimbursable by NW Natural.

Mortality assumptions are reviewed annually and are updated for material changes as necessary. In 2024, mortality rate assumptions remained consistent with 2023, using Pri-2012 mortality tables using scale MP-2021.

The following table provides information regarding employer contributions and benefit payments for NW Natural's Pension Plan, non-qualified pension plans, and other postretirement benefit plans for the years ended December 31, and estimated future contributions and payments:

In thousands	Pension Benefits	Other Benefits
Employer Contributions:
2023	$2,269	$1,793
2024	22,798	1,982
2025 (estimated)	22,312	2,384
Benefit Payments:
2022	$27,563	$2,026
2023	27,970	1,793
2024	26,986	1,982
Estimated Future Benefit Payments:
2025	$36,197	$2,384
2026	27,880	1,800
2027	28,242	1,799
2028	28,566	1,787
2029	28,756	1,741
2030-2034	147,253	8,391

Employer Contributions to Company-Sponsored Defined Benefit Pension Plan
NW Natural makes contributions to its Pension Plan based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. NW Natural made $20.5 million of cash contributions to its Pension Plan for 2024.

The Pension Plan was underfunded by $88.7 million at December 31, 2024. During 2025, NW Natural expects to make cash contributions of approximately $11.3 million to the Pension Plan.

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

Payments were $0.6 million for 2024, and as of December 31, 2024, the liability balance was $4.7 million. For 2023 and 2022, contributions to the plan were $0.6 million each year, which was approximately 17% to 1% of the total contributions to the plan by all employer participants in those years.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $11.1 million, $10.4 million, and $9.6 million for 2024, 2023, and 2022, respectively.

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

Commingled trust investments are subject to a redemption notice period of five business days. There were no unfunded commitments for Plan investments as of December 31, 2024 and 2023.

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

The following tables present the fair value of NW Natural's Pension Plan assets, including outstanding receivables and liabilities, of NW Natural's retirement trust fund:

In thousands	December 31, 2024
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$284	$—	$—	$68,160	$68,444
International / Global equity	—	—	—	86,498	86,498
Liability hedging	—	—	—	108,680	108,680
Opportunistic	2,269	—	—	15,532	17,801
Cash and cash equivalents	27	—	—	2,698	2,725
Total investments	$2,580	$—	$—	$281,568	$284,148

	December 31, 2023
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$—	$—	$—	$73,910	$73,910
International / Global equity	27,730	—	—	63,767	91,497
Liability hedging	—	—	—	98,408	98,408
Opportunistic	—	—	—	17,148	17,148
Cash and cash equivalents	—	—	—	2,480	2,480
Total investments	$27,730	$—	$—	$255,713	$283,443

				December 31,
				2024	2023
Receivables:
Accrued interest and dividend income				$2	$10,698
Due from broker for securities sold				7,033	—
Total receivables				7,035	10,698
Liabilities:
Due to broker for securities purchased				(7,032)	(10,698)
Total investment in retirement trust				$284,151	$283,443
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
11. INCOME TAX

The following table provides a reconciliation between income taxes calculated at the statutory federal tax rate and the provision for income taxes reflected in the NW Holdings and NW Natural statements of comprehensive income or loss for December 31:

	NW Holdings			NW Natural
Dollars in thousands	2024	2023	2022	2024	2023	2022
Income taxes at federal statutory rate	$23,088	$26,508	$24,241	$25,964	$29,486	$25,746
Increase (decrease):
State income tax, net of federal	9,931	10,875	10,139	10,611	11,510	10,504
Differences required to be flowed-through by regulatory commissions	(2,182)	(3,976)	(4,748)	(2,178)	(3,972)	(4,746)
Other, net	234	(1,045)	(502)	221	(1,352)	(468)
Total provision for income taxes	$31,071	$32,362	$29,130	$34,618	$35,672	$31,036
Effective tax rate	28.3%	25.6%	25.2%	28.0%	25.4%	25.3%

The NW Holdings and NW Natural effective income tax rates for 2024 compared to 2023 changed primarily as a result of pre-tax income and a regulatory tax benefit that was fully amortized in customer rates in 2023.

The NW Holdings and NW Natural effective income tax rates for 2023 compared to 2022 changed primarily as a result of pre-tax income.

The provision for current and deferred income taxes consists of the following at December 31:

	NW Holdings			NW Natural
In thousands	2024	2023	2022	2024	2023	2022
Current
Federal	$10,489	$13,496	$5,172	$15,996	$20,512	$7,442
State	9,216	9,901	6,551	11,078	12,304	7,307
Total current income taxes	19,705	23,397	11,723	27,074	32,816	14,749
Deferred
Federal	8,012	5,100	11,124	5,191	591	10,298
State	3,354	3,865	6,283	2,353	2,265	5,989
Total deferred income taxes	11,366	8,965	17,407	7,544	2,856	16,287
Income tax provision	$31,071	$32,362	$29,130	$34,618	$35,672	$31,036

The following table summarizes the tax effect of significant items comprising NW Holdings and NW Natural's deferred income tax balances recorded at December 31:

	NW Holdings		NW Natural
In thousands	2024	2023	2024	2023
Deferred tax liabilities:
Plant and property	$370,072	$350,802	$357,944	$340,042
Leases receivable	34,477	35,635	34,477	35,635
Pension and postretirement obligations	26,116	24,830	26,116	24,830
Income tax regulatory asset	11,768	12,939	11,768	12,939
Lease right of use assets	20,542	21,002	20,407	20,849
Other intangible assets	3,388	528	—	—
Other	—	4,432	—	4,620
Total deferred income tax liabilities	466,363	450,168	450,712	438,915
Deferred income tax assets:
Income tax regulatory liability	45,570	46,372	45,320	46,120
Lease liabilities	20,585	21,047	20,449	20,884
Net operating losses and credits carried forward	105	76	44	44
Other	5,457	—	4,716	—
Total deferred income tax assets	71,717	67,495	70,529	67,048
Deferred investment tax credits	2,503	—	2,503	—
Total net deferred income tax liabilities	$397,149	$382,673	$382,686	$371,867

At December 31, 2024 and 2023, regulatory income tax assets of $5.8 million and $8.0 million, respectively, were recorded by NW Natural, a portion of which is recorded in current assets. These regulatory income tax assets primarily represent future rate recovery of deferred tax liabilities, resulting from differences in NGD plant financial statement and tax bases and NGD plant removal costs, which were previously flowed through for rate making purposes and to take into account the additional future taxes, which will be generated by that recovery. These deferred tax liabilities, and the associated regulatory income tax assets, are currently being recovered through customer rates. At December 31, 2024 and 2023, regulatory income tax assets of $6.0 million and $4.9 million, respectively, were recorded by NW Natural, representing future recovery of deferred tax liabilities resulting from the equity portion of AFUDC.

At December 31, 2024 and 2023, deferred tax assets of $44.9 million and $46.1 million, respectively, were recorded by NW Natural representing the future income tax benefit associated with the excess deferred income tax regulatory liability recorded as a result of the lower federal corporate income tax rate provided for by the TCJA. At December 31, 2024 and 2023, regulatory liability balances representing the benefit of the change in deferred taxes as a result of the TCJA of $169.5 million and $174.2 million, respectively, were recorded by NW Natural.

NW Holdings and NW Natural assess the available positive and negative evidence to estimate if sufficient taxable income will be generated to utilize their respective existing deferred tax assets. Based upon this assessment, NW Holdings and NW Natural determined that it is more likely than not that all of their respective deferred tax assets recorded as of December 31, 2024 will be realized.

The Company estimates it has net operating loss (NOL) carryforwards of $138 thousand for federal taxes and $147 thousand for state taxes at December 31, 2024. The federal NOLs do not expire and we anticipate fully utilizing the state NOL carryforward balances before they begin to expire in 2036. California alternative minimum tax (AMT) credits of $56 thousand are also available. The AMT credits do not expire.

Uncertain tax positions are accounted for in accordance with accounting standards that require an assessment of the anticipated settlement outcome of material uncertain tax positions taken in a prior year, or planned to be taken in the current year. Until such positions are sustained, the uncertain tax benefits resulting from such positions would not be recognized. No reserves for uncertain tax positions were recorded as of December 31, 2024, 2023, or 2022.

The federal income tax returns for tax years 2020 and earlier are closed by statute. The IRS Compliance Assurance Process (CAP) examination of the 2021 and 2022 tax years have been completed. There were no material changes to these returns as filed. The 2023 and 2024 tax years are currently under IRS CAP examination. The 2025 CAP application has been filed. Under the CAP program, NW Holdings and NW Natural work with the IRS to identify and resolve material tax matters before the tax return is filed each year.
As of December 31, 2024, income tax years 2020 through 2023 remain open for examination by the states of California and Texas. Income tax years 2021 through 2023 are open for examination by the states of Idaho, Nebraska, and Oregon. Income tax years 2022 through 2023 are open for examination by the state of Arizona.
12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations at December 31:

In thousands	2024	2023
NW Natural:
NGD plant in service	$4,504,439	$4,206,455
NGD construction work in progress	117,121	105,166
Less: Accumulated depreciation	1,199,460	1,159,367
NGD plant, net	3,422,100	3,152,254
Other plant in service	73,516	71,175
Other construction work in progress	11,643	10,963
Less: Accumulated depreciation	22,953	22,595
Other plant, net	62,206	59,543
Total property, plant, and equipment	$3,484,306	$3,211,797

Other (NW Holdings):
Other plant in service	$191,610	$147,040
Other construction work in progress	20,590	15,810
Less: Accumulated depreciation	24,179	16,593
Other plant, net	188,021	146,257

NW Holdings:
Total property, plant, and equipment	$3,672,327	$3,358,054

NW Natural:
Capital expenditures in accrued liabilities	$24,625	$24,168

NW Holdings:
Capital expenditures in accrued liabilities	$26,610	$27,879

NW Natural
NGD balances primarily consist of transmission and distribution plant, gas storage facilities, general plant and other fixed assets. In October 2024, the OPUC issued an order concluding the NW Natural 2024 Oregon rate case. The OPUC ordered a regulatory disallowance related to $13.7 million of undepreciated line extension costs, which resulted in a reduction of NGD plant in service and a non-cash, pre-tax charge that was recorded as operations and maintenance expense in the consolidated statements of comprehensive income in the fourth quarter of 2024.

Other plant balances include non-utility gas storage assets at the Mist facility and other long-lived assets not related to NGD.

The weighted average depreciation rate for NGD assets was 2.9% in 2024, 3.0% in 2023, and 3.0% 2022. The weighted average depreciation rate for assets not related to NGD was 1.7% in 2024, 1.7% in 2023 and 1.8% in 2022.

Accumulated depreciation does not include the accumulated provision for asset removal costs of $526.5 million and $496.2 million at December 31, 2024 and 2023, respectively. These accrued asset removal costs are reflected on the balance sheet as regulatory liabilities. See Note 2.

NW Holdings
Other plant balances include long-lived assets associated with water and wastewater operations and non-regulated activities not held by NW Natural or its subsidiaries.
13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments at December 31:

	NW Holdings		NW Natural
In thousands	2024	2023	2024	2023
Investments in life insurance policies	$45,772	$45,713	$45,772	$45,713
Investments in gas reserves, non-current	18,166	20,893	18,166	20,893
Investments in unconsolidated affiliates	18,298	36,345	—	19,539
Total other investments	$82,236	$102,951	$63,938	$86,145

Investment in Life Insurance Policies
NW Natural has invested in key person life insurance contracts to provide an indirect funding vehicle for certain long-term employee and director benefit plan liabilities. The amount in the above table is reported at cash surrender value, net of policy loans.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of December 31, 2024. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $2.6 million and $4.0 million, which are recorded as liabilities in the December 31, 2024 and 2023 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.7 million and $2.3 million as of December 31, 2024 and 2023, respectively. The investment in gas reserves provides long-term price protection and acted to hedge the cost of gas for approximately 3% and 3% of NGD gas supplies for the years ended December 31, 2024 and 2023, respectively.

Investments in Unconsolidated Affiliates
In December 2021, NWN Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. NWN Water subsequently increased its ownership stake in Avion Water as follows:

In millions	Amount	Ownership %
July 2022	$1.0	40.3%
June 2023	$1.0	43.1%
January 2024	$1.0	45.6%
February 2025	$1.0	47.9%

Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 16,000 customer connections and employing 38 people. The carrying value of the equity method investment is $9.8 million higher than the underlying equity in the net assets of the investee at December 31, 2024 due to equity method goodwill. NWN Water's share in the earnings (loss) of Avion Water is included in other income (expense), net.

In 2020, NW Natural began a partnership with BioCarbN to invest in renewable natural gas (RNG) development facilities that are designed to access biogas derived from water treatment at Tyson Foods’ processing plants, subject to approval by all parties. In January 2022, commissioning of the first facility, Lexington Renewable Energy LLC (Lexington), was completed. In April 2023, commissioning of the second facility, Dakota City Renewable Energy LLC (Dakota City), was completed. NW Natural recorded the investment as an equity method investment. As of December 31, 2023, NW Natural had an investment balance in Lexington and Dakota City of $19.5 million.
In January 2024, NW Natural replaced BioCarbN as manager of the Lexington and Dakota City companies. As a result, NW Natural determined that these investments no longer qualified as an equity method investment and were fully consolidated for the year ended December 31, 2024.

14. BUSINESS COMBINATIONS

2024 Business Combinations
During the year ended December 31, 2024, NWN Water completed the acquisition of Infrastructure Capital Holdings (ICH), which includes 100% of the membership interests of the following entities:
•Avimor Water Reclamation Company, LLC
•Bents Court Water Company, LLC
•Emerald Valley Wastewater Company, LLC
•OMSID Infrastructure Holdings Company, LLC
•Quigley Recycled Water Company, LLC
•Mines Park Infrastructure Holdings Company, LLC
•Puttman Infrastructure Services Company, LLC
•Lakeshore Water Company, LLC
•Seavey Loop Water Company, LLC
•South Coast Water Company, LLC

The acquisition added wastewater and recycled water customers across Oregon, Idaho and California. The acquisition-date fair value of the total consideration transferred was approximately $29.9 million.

The ICH acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with ICH. This allocation is considered preliminary as of December 31, 2024, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate ICH. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period. The acquisition costs were not material and expensed as incurred.

Preliminary goodwill of $18.4 million was recognized from this acquisition. The goodwill recognized is attributable to ICH's water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were recognized. The amount of goodwill that is expected to be deductible for income tax purposes is approximately $18.4 million.

The preliminary purchase price for the acquisition has been allocated to the net assets acquired as of the acquisition date and is as follows:

In thousands
Current assets	$560
Property, plant and equipment	11,757
Goodwill	18,357
Non-current assets	113
Current liabilities	(821)
Non-current liabilities	(64)
Total net assets acquired	$29,902

The amount of ICH revenues included in NW Holdings' consolidated statements of comprehensive income is $1.9 million for the year ended December 31, 2024. Earnings from ICH activities for the year ended December 31, 2024 were not material to the results of NW Holdings.

2023 Business Combinations
During the year ended December 31, 2023, NWN Water and its subsidiaries acquired the assets of five businesses qualifying as business combinations. The aggregate fair value of the total consideration transferred for these acquisitions was $22.8 million, most of which was preliminarily allocated to property, plant, and equipment, and goodwill. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its water and wastewater service territories and included:
•Pedersen Family, LLC in Washington
•King Water Corporation in Washington
•Rose Valley Water Company in Arizona
•Hiland Water in Oregon
•Truxton and Cerbat in Arizona

Intangible Assets
In connection with the acquisition of King Water Corporation, NWN Water recorded long-term customer relationship intangible assets totaling $2.6 million, which will be amortized over 24 years. There was $0.2 million of amortization expense recognized in 2024 and no amortization expense recognized in 2023. Projected amortization expense at NW Holdings for customer relationship intangible assets for each of the next five years is $0.1 million in each period. The amortization will change in future periods if other intangible assets are acquired, impairments are recognized or the preliminary valuations as part of our purchase price allocation is refined.

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

As a result of all acquisitions completed, total goodwill was $183.8 million as of December 31, 2024 and $163.3 million as of December 31, 2023. The increase in the goodwill balance was primarily due to additions associated with our acquisitions in the water and wastewater sector. All of our goodwill is related to water and wastewater acquisitions and is included in the other category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
15. DERIVATIVE INSTRUMENTS

NW Natural
NW Natural enters into financial derivative contracts primarily to hedge a portion of the NGD segment’s natural gas sales requirements. These contracts include swaps, options, and option combinations. These derivative financial instruments are primarily used to manage commodity price variability. A small portion of NW Natural's derivative hedging strategy involves hedging interest rates and foreign currency forward contracts.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	At December 31,
In thousands	2024	2023
Natural gas (in therms):
Financial	771,110	948,425
Physical	560,900	571,610
Foreign exchange	$10,332	$11,926

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

NW Natural entered the 2023-24 gas year with total forecasted sales volumes hedged at approximately 82%, including 66% in financial hedges and 16% in physical gas supplies. The total hedged was approximately 85% in Oregon and 55% in Washington. NW Natural entered the 2024-25 gas year with total forecasted sales volume hedged at approximately 80%, including 64% in financial hedges and 16% in physical gas supplies. The total hedged was approximately 86% in Oregon and 32% in Washington.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	December 31, 2024		December 31, 2023
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$4,431	$(524)	$(131,833)	$168
Amounts deferred to regulatory accounts on balance sheet	(4,431)	524	131,833	(168)
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

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

Realized Gain/Loss
NW Natural realized a net loss of $119.2 million and a net gain of $125.5 million for the years ended December 31, 2024 and 2023, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of December 31, 2024 or 2023. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold based on our credit rating before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2024 or 2023. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral posting by NW Natural in the event of a material adverse change in NW Natural's ability to perform.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $4.4 million and a liability of $86.0 million as of December 31, 2024, and an asset of $9.0 million and a liability of $124.2 million as of December 31, 2023.

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

We actively monitor NW Natural's derivative credit exposure and place counterparties on hold for trading purposes or require other forms of credit assurance, such as letters of credit, cash collateral, or guarantees as circumstances warrant. The ongoing assessment of counterparty credit risk includes consideration of credit ratings, credit default swap spreads, bond market credit spreads, financial conditions, government actions, and market news. A Monte Carlo simulation model is used to estimate the change in credit and liquidity risk from the volatility of natural gas prices. The results of the model are used to establish trading limits. NW Natural's outstanding financial derivatives at December 31, 2024 mature by November 1, 2027.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads, and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all financial derivatives outstanding to the fair value calculation was $0.3 million at December 31, 2024. As of December 31, 2024 and 2023, the net fair value was a liability of $81.6 million and a liability of $115.2 million, respectively, using significant other observable, or Level 2, inputs. No Level 3 inputs were used in our derivative valuations during the years ended December 31, 2024 and 2023.

NWN Water Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.80%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026, along with the variable-rate debt.

Unrealized gains related to the interest rate swap agreement are recorded in AOCI on the consolidated balance sheet and totaled $0.2 million and $0.2 million, net of tax, as of December 31, 2024 and 2023, respectively. Realized gains or losses occur as a result of monthly swap settlements. Gains of $0.9 million were reclassified from AOCI to net income during each of the years ended December 31, 2024 and 2023. The estimated amount of gains recorded in AOCI as of December 31, 2024 that are expected to be reclassified to net income within the next twelve months is $0.1 million.
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

The aggregate amounts of these agreements at NW Natural were as follows at December 31, 2024:

In thousands	Gas Purchase Agreements(1)	Pipeline Capacity Purchase Agreements	Pipeline Capacity Release Agreements
2025	$164,679	$80,603	$8,783
2026	34,051	80,147	8,104
2027	33,328	81,919	4,706
2028	33,512	78,718	4,706
2029	33,596	70,160	4,706
Thereafter	211,283	422,420	3,922
Total	510,449	813,967	34,927
Less: Amount representing interest	107,259	216,482	3,592
Total at present value	$403,190	$597,485	$31,335
(1) Gas purchase agreements include environmental attributes of RNG.

Total fixed charges under capacity purchase agreements were $85.1 million for 2024, $87.0 million for 2023, and $90.2 million for 2022, of which $8.9 million, $8.2 million, and $8.3 million, respectively, related to capacity releases which third parties paid directly to the related pipelines. In addition, per-unit charges are required to be paid based on the actual quantities shipped under the agreements. In certain take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

RNG Purchase Agreements
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

Under the development agreement, the EDL subsidiary is responsible for the development and construction of the facilities and Ohio Renewables is committed to make payments of approximately $25 million per facility to the EDL subsidiary upon satisfaction of certain conditions. The first facility was completed and commenced delivery of RNG to Ohio Renewables in September 2024. Upon reaching this milestone, Ohio Renewables paid $26.0 million to the EDL subsidiary. The second facility was completed and commenced delivery of RNG to Ohio Renewables in December 2024 at which point Ohio Renewables made an additional payment of $25.4 million to the EDL subsidiary. The payments were recorded as long-term prepaid assets and will be amortized based on the volumes delivered over the life of the agreement.

Under the purchase agreement, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL facilities over a 20-year period at a contractually specified price. We currently estimate the amount of RNG purchases (not included in the table above) from both facilities based on prices and quantities specified in the agreements to be as follows: approximately $18.9 million in 2025, $18.9 million in 2026, $22.8 million in 2027, $22.8 million in 2028, $24.1 million in 2029 and $532.6 million thereafter.

NW Holdings entered into a guarantee on behalf of Ohio Renewables with EDL. Per the guarantee, NW Holdings unconditionally and irrevocably guarantees the timely payment and performance when due of all obligations of Ohio Renewables. NW Holdings has not recognized a liability for its obligations under the guarantee in accordance with ASC 460, Guarantees.

RNG Sale Agreements
2024 - 2026
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

2025 - 2042
Ohio Renewables additionally has contracted to sell a fixed-volume amount of RNG under a long-term agreement with an investment-grade utility beginning in 2025 and extending through 2042. Under the current contract, if less than 75% of the contracted volumes of RNG are not delivered on an annual basis, Ohio Renewables is obligated to pay the per MMbtu price for volumes between the amount delivered and 75% of the contracted volumes on an annual basis. NW Holdings entered into a guarantee on behalf of Ohio Renewables. Per the guarantee, NW Holdings unconditionally and irrevocably guarantees the prompt payment of all present and future obligations of Ohio Renewables. The total liability under this guarantee cannot exceed $2.0 million. NW Holdings has not recognized a liability for its obligations under the guarantee in accordance with ASC 460, Guarantees.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet at December 31:

	Current Liabilities		Non-Current Liabilities
In thousands	2024	2023	2024	2023
Portland Harbor site:
Gasco/Siltronic Sediments	$13,626	$12,428	$41,565	$42,550
Other Portland Harbor	3,308	3,035	12,270	11,270
Gasco/Siltronic Uplands site	23,400	16,304	64,522	34,235
Front Street site	841	687	279	939
Oregon Steel Mills	—	—	179	179
Total	$41,175	$32,454	$118,815	$89,173

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

The estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $55.2 million to $350 million. NW Natural has recorded a liability of $55.2 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In December 2024, NW Natural submitted the Gasco uplands FS to ODEQ. The FS presents a set of remedial action alternatives and provides the basis for range of potential remedial costs for the site. The estimated costs for the alternative remedies range from $45.6 million to $358 million. NW Natural has recorded a liability of $45.6 million, which reflects the low end of the range.

Additionally, the EPA's Gasco sediments Administrative Order requires the integration of upland source controls with the sediment remedy. The selected sediment remedy is currently under separate design for the EPA. To comply with the source control integration requirement, some Gasco uplands work must be expedited. An Interim Remedial Action Measure (IRAM) for the Gasco uplands is the regulatory mechanism ODEQ has selected to accomplish that goal. As a result, the Gasco uplands FS also includes a separate cost range for the IRAM. The estimated costs for the IRAM range from $9.1 million to $78 million. NW Natural has recorded a liability of $9.1 million, which reflects the low end of the range.

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

The following table presents information regarding the total regulatory asset deferred as of December 31:

In thousands	2024	2023
Deferred costs and interest(1)	$64,940	$57,758
Accrued site liabilities(2)	159,954	121,575
Insurance proceeds and interest	(47,062)	(50,764)
Total regulatory asset deferral(1)	177,832	128,569
Current regulatory assets(3)	10,746	9,950
Long-term regulatory assets(3)	167,086	118,619
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $36 thousand in 2024 and $53 thousand in 2023.
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

NW Natural received total environmental insurance proceeds of approximately $150 million as a result of settlements from litigation that was dismissed in July 2014. Under a 2015 OPUC order which established the SRRM, one-third of the Oregon allocated proceeds were applied to costs deferred through 2012 with the remaining two-thirds applied to costs at a rate of $5.0 million per year plus interest over the following 20 years. NW Natural accrues interest on the Oregon allocated insurance proceeds in the customer’s favor at a rate equal to the five-year treasury rate plus 100 basis points. As of December 31, 2024, NW Natural has applied $105.7 million of insurance proceeds to prudently incurred remediation costs allocated to Oregon.

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

In accordance with the WUTC Order, insurance proceeds were fully applied to costs incurred between December 2018 and June 2019 that were deemed prudent. Remaining insurance proceeds will be amortized over a 10.5 year period ending December 31, 2029. As of December 31, 2024, approximately $4.1 million of proceeds have been applied to prudently incurred costs.

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

Legal Proceedings
On October 11, 2024, NW Natural was added as a defendant to an ongoing lawsuit brought by Multnomah County in the Circuit Court for Multnomah Count, Oregon (County of Multnomah v. Exxon Mobil Corp., et. al., No.23-cv-25164) against more than a dozen oil and gas producers seeking damages relating to climate change impacts. The County asserts various causes of action, including negligence, fraud, trespass and public nuisance under Oregon law related to the refining, producing and/or marketing of fossil fuels. NW Natural is diligently defending against the claims.

On October 14, 2024, NW Natural and NW Holdings were named the defendants in a lawsuit filed in the Circuit Court for Multnomah County, Oregon (Blumm et. al. v. Northwest Natural Gas Company, 24-cv-48490), that is seeking class certification on behalf of all Oregon NW Natural Smart Energy-enrolled customers during the past approximately six years. The lawsuit alleges claims under Oregon's Unlawful Trade Practices Act and for breach of contract, with respect to NW Natural's Smart Energy program. The plaintiffs seek injunctive and equitable relief and damages. We are diligently defending against the claims.

NW Natural and NW Holdings are subject to claims and litigation arising in the ordinary course of business, including the matters discussed above. Although the final outcome of any of these legal proceedings cannot be predicted with certainty, including the matter relating to the Oregon Steel Mills site referenced below, NW Natural and NW Holdings do not expect that the ultimate disposition of any of these matters will have a material effect on their financial condition, results of operations, or cash flows. See also Part I, Item 3, “Legal Proceedings".

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

18. SUBSEQUENT EVENTS

Term Loan
On January 6, 2025, NW Holdings entered into a Term Loan Credit Agreement (the Term Loan Agreement), among NW Holdings, as borrower, certain lenders parties thereto, and U.S. Bank National Association, as Administrative Agent, pursuant to which NW Holdings borrowed a $50.0 million senior unsecured term loan (the Term Loan), the proceeds of which will be used for working capital needs and for general corporate purposes. The Term Loan is due and payable on April 6, 2026. NW Holdings may prepay the Term Loan without premium or penalty (other than customary breakage costs, if applicable). Amounts prepaid may not be reborrowed.

The Term Loan Agreement requires NW Holdings to cause its wholly owned subsidiary, NW Natural, to maintain credit ratings with S&P and Moody’s. NW Holdings must also notify the Administrative Agent and Lenders of any change in either NW Holdings' or NW Natural's S&P or Moody’s ratings. NW Holdings currently maintains ratings with S&P but not Moody's. NW Natural is not a party to and does not guarantee the Term Loan Credit Agreement.

The Term Loan bears interest at a per annum rate equal to the sum of (x) either (i) term SOFR with a one-, three- or six-month tenor, plus an adjustment of 0.10%, or (ii) the Alternate Base Rate, as defined in the 364-Day Credit Agreement, plus (y) the Applicable Margin, as defined in the Term Loan Agreement. The Applicable Margin is 0.90% per annum, for term SOFR loans, and 0.00% per annum, for Alternate Base Rate loans.

The Term Loan Agreement prohibits NW Holdings from permitting Consolidated Indebtedness to be greater than 70% of Total Capitalization, each as defined therein and calculated as of the end of each fiscal quarter of NW Holdings. Failure to comply with this financial covenant would entitle the lenders to accelerate the maturity of the Term Loan and all other amounts outstanding under the Term Loan Agreement. NW Holdings is in compliance with this covenant as of the date of this filing.

SiEnergy Acquisition
On January 7, 2025, NW Holdings acquired 100% of the issued and outstanding limited liability company interests of SiEnergy Operating, LLC (SiEnergy) from SiEnergy Capital Partners, LLC, from SiEnergy Capital Partners, LLC, an affiliate of Ridgewood Infrastructure, for approximately $271.1 million in cash and an assumption of $156.1 million of debt, subject to customary purchase price adjustments. SiEnergy serves approximately 70,000 residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin. Acquisition costs totaling $2.3 million in 2024 and $5.3 million in 2025 were expensed as incurred. The initial accounting for the business combination is incomplete due to the timing of the acquisition compared to when the financial statements were issued.

SiEnergy Credit Agreement
SiEnergy and its subsidiaries Si Investment Co, LLC (Si Investment Co), SiEnergy, L.P., Terra Transmission, LLC, SiEnergy Power Solutions, LLC, and SiEnergy GP, L.L.C. (collectively, the Loan Parties) are party to a Credit Agreement dated as of December 22, 2020 (the Original Credit Agreement) with ING Capital LLC, as administrative agent and L/C Issuer (as defined therein), and the lenders party thereto, as amended by Amendment No. 1 to Credit Agreement dated as of March 23, 2021 (the First Credit Agreement Amendment), Amendment No. 2 to Credit Agreement dated as of July 13, 2021 (the Second Credit Agreement Amendment), Amendment No. 3 to Credit Agreement dated as of July 11, 2022 (the Third Credit Agreement Amendment), and Amendment No. 4 to Credit Agreement dated as of December 22, 2023 (the Fourth Credit Agreement Amendment, and collectively with the First Credit Agreement Amendment, the Second Credit Agreement Amendment, the Third Credit Agreement Amendment, the Credit Agreement Amendments; and the Original Credit Agreement as amended by the Credit Agreement Amendments, the Amended Credit Agreement). Amounts under the Amended Credit Agreement are expected to be drawn on from time to time and used for general corporate purposes for the Loan Parties.

The Amended Credit Agreement provides Si Investment Co, as borrower, with access to the following credit facilities (collectively, the Facilities): (a) a term loan credit facility (the Delayed Draw Term Loan Facility), on a delayed draw basis, which had initial aggregate commitments, as amended, of $200,000,000, of which $33,300,000 remain in effect as of January 7, 2025; (b) a revolving credit facility (the Revolving Facility), in aggregate commitments (the Revolving Loan Commitments) as of January 7, 2025 of $5,000,000 including a letter of credit sublimit of $1,000,000; and (c) a term loan facility (the 2021 Term Loan Facility) with initial aggregate commitments of $17,900,000, none of which remains available as of January 7, 2025. As of January 7, 2025, the outstanding principal balance of the Delayed Draw Term Loan Facility is $151,116,760, the outstanding principal balance of the Revolving Facility is $5,000,000 and the outstanding principal balance of the 2021 Term Loan Facility is $0.

Under the Amended Credit Agreement, Si Investment Co is required to pay upfront fees, structuring fees, annual administrative fees, commitment fees, letter of credit fees and certain other fees. Loans extended under the Facilities bear interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin is 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans.

Loans borrowed under the Delayed Draw Term Loan Facility from time to time become funded term loans (Funded Term Loans), which are subject to required amortization, once per year. Si Investment Co. is required to make principal payments with respect to Funded Term Loans in equal quarterly installments in an amount sufficient to amortize such loans over a period of 25 years. In addition, the Facilities are subject to certain mandatory prepayments, including in connection with certain asset sales or casualty or that result in Loan Parties’ receipt of certain insurance or condemnation proceeds. The Facilities mature on December 22, 2026.

Acquisition Bridge Facility
On January 7, 2025, NW Holdings entered into a 364-Day Term Loan Credit Agreement (the Acquisition Bridge Facility) among NW Holdings, as borrower, certain lenders parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which NW Holdings borrowed a $273.0 million senior unsecured term loan (the Bridge Loan), the proceeds of which were used to finance the SiEnergy acquisition, with any remaining proceeds to be used for working capital needs and for general corporate purposes.

The Bridge Loan is due and payable on January 6, 2026. Some or all of the Bridge Loan is subject to mandatory prepayment in the event of specified asset dispositions, casualty or condemnation events or the issuance by NW Holdings of certain public or private offerings of debt securities or equity interests, subject to certain exceptions, thresholds and reinvestment rights. NW Holdings may prepay the Bridge Loan without premium or penalty (other than customary breakage costs, if applicable). Amounts prepaid may not be reborrowed.

The Acquisition Bridge Facility requires NW Holdings to cause NW Natural, a wholly-owned subsidiary of NW Holdings, to maintain credit ratings with S&P and Moody’s. NW Holdings must also notify the Administrative Agent and Lenders of any change in the S&P or Moody’s ratings. NW Holdings currently maintains ratings with S&P but not Moody's. NW Natural is not a party to and does not guarantee the Acquisition Bridge Facility.

The Bridge Loan bears interest at a per annum rate equal to the sum of (x) either (i) term SOFR with a one-, three- or six-month tenor, plus an adjustment of 0.10%, or (ii) the Alternate Base Rate, as defined in the Acquisition Bridge Facility, plus (y) an Applicable Margin, as defined in the Acquisition Bridge Facility. The Applicable Margin is determined according to the Debt Rating, as defined in the Acquisition Bridge Facility, and ranges from 1.00% per annum to 1.50% per annum, for term SOFR loans, and 0.00% per annum to 0.50% per annum, for Alternate Base Rate loans.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NORTHWEST NATURAL HOLDING COMPANY

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)

	Year Ended December 31,
In thousands	2024	2023	2022
Operating expenses:
Operations and maintenance	$6,603	$5,145	$3,828
Total operating expenses	6,603	5,145	3,828
Loss from operations	(6,603)	(5,145)	(3,828)
Earnings from investment in subsidiaries, net of tax	93,074	106,267	92,727
Other income (expense), net	295	(1,156)	60
Interest expense, net	13,004	10,022	4,967
Income before income taxes	73,762	89,944	83,992
Income tax benefit	(5,109)	(3,924)	(2,311)
Net income	78,871	93,868	86,303
Other comprehensive income (loss) from subsidiaries, net of tax	264	(868)	5,108
Unrealized (loss) gain on interest rate swap, net of tax	(115)	104	11
Comprehensive income	$79,020	$93,104	$91,422

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	As of December 31,
In thousands	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$484	$1,011
Receivables from affiliates	5,765	15,596
Other current assets	3,038	4,160
Total current assets	9,287	20,767
Non-current assets:
Investments in subsidiaries	1,718,849	1,456,449
Other investments	—	32
Deferred tax assets	1,138	513
Other non-current assets	396	367
Total non-current assets	1,720,383	1,457,361
Total assets	$1,729,670	$1,478,128

Liabilities and equity:
Current liabilities:
Short-term debt	$33,600	$73,000
Current maturities of long-term debt	—	99,992
Accounts payable	1,073	968
Payables to affiliates	22,831	19,897
Other current liabilities	3,071	433
Total current liabilities	60,575	194,290
Long-term debt	283,724	—
Total equity	1,385,371	1,283,838
Total liabilities and equity	$1,729,670	$1,478,128

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	Year Ended December 31,
In thousands	2024	2023	2022
Operating activities:
Net income	$78,871	$93,868	$86,303
Adjustments to reconcile net income to cash used in operations:
Equity in earnings of subsidiaries, net of tax	(93,074)	(106,267)	(92,727)
Cash dividends received from subsidiaries	72,773	92,375	62,710
Deferred income taxes	(584)	(31)	(141)
Other	284	164	142
Changes in assets and liabilities:
Receivables from affiliates	11,260	(5,629)	(7,787)
Income and other taxes	420	(491)	8,161
Accounts payable	3,362	6,314	(2,499)
Interest accrued	2,640	103	156
Other, net	(302)	(380)	(211)
Cash provided by operating activities	75,650	80,026	54,107
Investing activities:
Contributions to subsidiaries	(241,834)	(76,310)	(241,497)
Return of capital from subsidiaries	—	3,350	—
Cash used in investing activities	(241,834)	(72,960)	(241,497)
Financing activities:
Proceeds from common stock issued, net	90,374	66,495	208,561
Long-term debt issued	285,000	—	100,000
Long-term debt retired	(100,000)	—	—
Changes in other short-term debt, net	(39,400)	(15,000)	(56,000)
Cash dividend payments on common stock	(72,852)	(67,340)	(62,771)
Other	2,535	2,510	4,615
Cash provided by (used in) financing activities	165,657	(13,335)	194,405
(Decrease) increase in cash and cash equivalents	(527)	(6,269)	7,015
Cash, cash equivalents and restricted cash, beginning of period	1,011	7,280	265
Cash, cash equivalents and restricted cash, end of period	$484	$1,011	$7,280
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

Equity earnings of subsidiaries including earnings from NW Natural were $93.1 million, $106.3 million, and $92.7 million for the years ended December 31, 2024, 2023, and 2022 respectively.

There was $72.8 million, $95.7 million and $62.7 million of cash paid to NW Holdings from wholly-owned subsidiaries for the years ended December 31, 2024, 2023 and 2022, respectively.

2. DEBT

For information concerning NW Holdings' debt obligations, see Note 9 to the consolidated financial statements included in Item 8 of this report.

NORTHWEST NATURAL HOLDING COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2024
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,455	$2,437	$(154)	$2,264	$3,474
2023
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,296	$2,869	$263	$2,973	$3,455
2022
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$2,018	$1,081	$1,810	$1,613	$3,296

NORTHWEST NATURAL GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2024
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,228	$1,785	$(154)	$2,071	$2,788
2023
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,079	$2,859	$263	$2,973	$3,228
2022
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$1,962	$920	$1,810	$1,613	$3,079

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

(b) Changes in Internal Control Over Financial Reporting

NW Holdings and NW Natural management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). There have been no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural. The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 9(a).

ITEM 9B. OTHER INFORMATION

Appointment of Justin B. Palfreyman as Chief Executive Officer and Approval of Compensation Arrangements
As previously reported, Mr. David H. Anderson intends to retire from his position as Chief Executive Officer of NW Holdings and NW Natural, effective April 1, 2025.

On February 27, 2025, the Boards of Directors of NW Holdings and NW Natural elected Justin B. Palfreyman to the position of President and Chief Executive Officer of Northwest Holdings and Chief Executive Officer of NW Natural, effective April 1, 2025.

Mr. Palfreyman, age 46, was appointed President of NW Holdings and NW Natural in May 2023. Mr. Palfreyman previously held the position of Senior Vice President, Strategy and Business Development of NW Natural since February 2023. Prior to that he was Vice President, Strategy and Business Development of NW Natural from February 2017 to 2023 and Vice President, Business Development of NW Natural from 2016 to February 2017. Prior to joining NW Natural, Mr. Palfreyman was a director in the Power, Energy and Infrastructure Group at Lazard, Freres & Co. from 2009 to 2016 and previously worked in the Infrastructure Investment Banking Group at Goldman Sachs. He has also held various positions in finance, strategy and business development at both Apex Learning and Accenture in Seattle, Washington. Mr. Palfreyman is also a member of the board of directors of various NW Holdings’ subsidiaries, including NW Natural Water Company, LLC, NW Natural Renewables Holdings, LLC, and SiEnergy Operating, LLC. Mr. Palfreyman graduated from Pacific Lutheran University with a Bachelor of Business Administration. He also holds a Master of Business Administration from The University of Chicago Booth School of Business and a Master of Public Policy from The University of Chicago Irving B. Harris School of Public Policy.

Concurrently with his appointment as Chief Executive Officer, the Board approved the following compensation for Mr. Palfreyman for 2025: (i) an annual salary of $850,000 effective March 1, 2025; (ii) a target incentive opportunity under NW Natural’s Executive Annual Incentive Plan of 90 percent of Mr. Palfreyman’s salary; (iii) an award of 14,982 Performance-Based Restricted Stock Units that will vest in three equal installments on March 1 of each of 2026, 2027 and 2028 in the form of agreement provided to other executive officers and filed as Exhibit 10aa to this Annual Report. In addition, Mr. Palfreyman will be eligible to participate in the Company’s Long-Term Incentive Plan (LTIP) with a target of 27,820 performance shares, awarded in accordance with the terms of the LTIP.

In addition, the Board approved NW Natural’s entry into a Change in Control Severance Agreement with Mr. Palfreyman in the form provided to executive officers and filed as Exhibit 10o to this Annual Report, with a cash payment of two and one-half times base salary and target bonus.

Election of Justin B. Palfreyman to the Board of Directors
On February 27, 2025, the Board of Directors appointed Justin B. Palfreyman to the Board of NW Holdings as a Class I director, effective April 1, 2025, for a term expiring at the Company’s next Annual Meeting of Shareholders. Mr. Palfreyman was also appointed to the Board of Directors of NW Natural, commencing April 1, 2025. Mr. Palfreyman will not serve on any committees of the Board.

Other than his employment, there are no arrangements or understandings between Mr. Palfreyman and any other person pursuant to which he was appointed as an officer and director of the Company. Mr. Palfreyman has no family relationships with any of our directors, executive officers, or director nominees and there are no transactions in which Mr. Palfreyman has an interest requiring disclosure under Item 404(a) of Regulation S-K. Mr. Palfreyman will receive no additional compensation for his role as a director of NW Holdings and NW Natural.

In connection with Mr. Palfreyman’s appointment to the Board, the Board increased the number of directors comprising the NW Holdings Board from 12 to 13 directors, effective April 1, 2025.

Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The "Information Concerning Nominees and Continuing Directors" and "Corporate Governance" contained in NW Holdings' definitive Proxy Statement for the 2025 Annual Meeting of Shareholders is hereby incorporated by reference. The following are officers of NW Natural, unless indicated otherwise.

EXECUTIVE OFFICERS
Name	Age at Dec. 31, 2024	Positions held during last five years(1)
David H. Anderson*	63
Chief Executive Officer(2) (2023- )(3); President and Chief Executive Officer(2) (2016-2023); Chief Operating Officer and President (2015-2016); Executive Vice President and Chief Operating Officer (2014-2015); Executive Vice President Operations and Regulation (2013-2014); Senior Vice President and Chief Financial Officer (2004-2013).

Megan H. Berge	44	Deputy General Counsel, NW Holdings (2025- )(4); Vice President and General Counsel, NW Natural (2025- )(4); Attorney, Baker Botts, L.L.P. (2006-2025)
Brian Fellon	49	Vice President, Chief Information Officer and Chief Information Security Officer (2024- ); Director of Information Technology, Puget Sound Energy (2016-2024).
Joseph S. Karney	46	Vice President, Engineering and Utility Operations (2023- ); Senior Director, Utility Operations (2021-2023); Senior Engineering Director (2019-2021); Engineering Director (2017-2019); Compliance Senior Manager (2015-2017).
Raymond J. Kaszuba III*	45	Senior Vice President and Chief Financial Officer (2024- ); Interim President, Amerigas, a subsidiary of UGI Corporation (2023-2024); Vice President and Chief Financial Officer, Amerigas, a subsidiary of UGI Corporation (2022-2023); Vice President and Treasurer, UGI Corporation (2020-2022); Senior Vice President, Finance and Treasurer, Enviva (2018-2020); Vice President and Treasurer, Enviva (2015-2018).
Zachary D. Kravitz	41	Vice President, Rates and Regulatory (2022- ); Senior Director, Rates and Regulatory (2021-2022); Director, Rates and Regulatory (2018-2021); Regulatory Attorney (2014-2018).
Justin B. Palfreyman*	46
President (2023- )(3); Senior Vice President, Strategy and Business Development, NW Natural Gas Company (2023); Vice President, Strategy and Business Development (2017-2023); President, NW Natural RNG Holding Company, LLC (2021- ); President, NW Natural Water Company, LLC (2018-2024); Vice President, Business Development (2016-2017); Director, Power, Energy and Infrastructure Group, Lazard, Freres & Co. (2009-2016).

Melinda B. Rogers	59	Vice President, Chief Human Resources and Diversity Officer (2018- ); Senior Director of Human Resources (2018); Senior Manager, Organizational Effectiveness and Talent Acquisition (2015-2017); Senior Associate, Point B (2014-2015); Director, Executive Development Center, Willamette University (2011-2014).
Kimberly Heiting Rush	55
Senior Vice President and Chief Operating Officer(5) (2023- ); Senior Vice President, Operations and Chief Marketing Officer (2018-2023); Senior Vice President, Communications and Chief Marketing Officer (2018); Vice President, Communications and Chief Marketing Officer (2015-2018); Chief Marketing and Communications Officer (2013-2014); Chief Corporate Communications Officer (2011-2013).

MardiLyn Saathoff*	68
General Counsel, Chief Compliance Officer, Interim Corporate Secretary and SVP Regulatory, NW Holdings (2025- ); Chief Legal Officer, Chief Compliance Officer, Interim Corporate Secretary and SVP Regulatory, NW Natural (2025- ); Senior Vice President, Regulation and General Counsel(2)(6) (2016-2025); Senior Vice President and General Counsel (2015-2016); Vice President, Legal, Risk and Compliance (2013-2014); Deputy General Counsel (2010-2013); Chief Governance Officer and Corporate Secretary (2008-2014).

David A. Weber	65	Vice President, Gas Supply and Utility Support Services (2019- ); President and Chief Executive Officer, NW Natural Gas Storage, LLC (2011- ); President, KB Pipeline Company (2018- ); Director, NWN Gas Reserves LLC (2018- ); President and Chief Executive Officer, Gill Ranch Storage, LLC (2011-2020).
Kathryn M. Williams	49	Vice President, Chief Public Affairs and Sustainability Officer (2023- ); Vice President, Public Affairs and Sustainability (2020-2023); Vice President, Public Affairs (2019-2020); Government and Community Affairs Director (2018-2019); State Affairs Manager, Port of Portland (2015-2018); Business and Rail Relations Manager, Port of Portland (2007-2015).
Brody J. Wilson*	45
Vice President, Chief Accounting Officer, and Treasurer(2) (2017- ); Controller (2013-2023; 2024-); Chief Financial Officer (Interim) (2023-2024), Chief Financial Officer (Interim), Treasurer (Interim), and Chief Accounting Officer (2016-2017); Chief Accounting Officer, Controller and Assistant Treasurer (2016); Acting Controller (2013); Accounting Director (2012-2013).

DIRECTOR (NORTHWEST NATURAL GAS COMPANY ONLY)**
Name	Age at Dec. 31, 2024	Positions held during last five years(1)
Steven E. Wynne**	72
Executive Vice President, Moda, Inc., a privately-held healthcare insurance company (2012-2023); Director, JELD-WEN Holding Inc. (2012- ); Director, Lone Rock Resources, Inc. (2016- ); Director, Pendleton Woolen Mills, Inc. (2013-2024); Director, FLIR Systems, Inc. (1999-2021); Director, Citifyd Inc. (2013-2019); Trustee, Willamette University (1999- ); Trustee, Portland Center Stage (2012-2019); Executive Vice President, JELD-WEN, Inc. (2011-2012); President and Chief Executive Officer, SBI International, Ltd. (2004-2007); Partner, Ater Wynne LLP (2001-2002; 2003-2004); President and Chief Executive Officer, Adidas America, Inc. (1995-2000).

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

* Executive Officer of Northwest Natural Holding Company and Northwest Natural Gas Company.
** Director of Northwest Natural Gas Company only (beginning 2018). All other directors of Northwest Natural Gas Company are also directors of Northwest Natural Holding Company, and information regarding all directors concurrently serving on the Board of Directors of Northwest Natural Gas Company and Northwest Natural Holding Company will be incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.
(1)    Unless otherwise specified, all positions held at Northwest Natural Gas Company.
(2)    Position held at Northwest Natural Holding Company (beginning March 2018) and Northwest Natural Gas Company.
(3)    On May 23, 2024, Mr. Anderson announced his intent to retire effective April 1, 2025. The Board of Directors appointed Mr. Palfreyman to the position of Chief Executive Officer of NW Holdings and NW Natural, effective April 1, 2025.
(4)    On February 4, 2025, the Board of Directors appointed Ms. Berge as Corporate Secretary of NW Holdings and NW Natural, effective March 3, 2025, in addition to her current titles.
(5)    On December 12, 2024, the Board of Directors appointed Ms. Rush as President of Northwest Natural Gas Company, effective April 1, 2025.
(6)    In 2020, Ms. Saathoff’s title at Northwest Natural Holding Company changed from Senior Vice President and General Counsel to Senior Vice President, Regulation and General Counsel.

Each executive officer serves successive annual terms and thereafter until their successors have been duly elected or until their resignation or removal in accordance with the NW Holdings or NW Natural Bylaws, as applicable. There are no family relationships among our executive officers, directors or any person chosen to become one of our officers or directors. NW Holdings and NW Natural have adopted a Code of Ethics (Code) applicable to all employees, officers, and directors that is available on our website at www.nwnaturalholdings.com. We intend to disclose on our website at www.nwnaturalholdings.com any amendments to the Code or waivers of the Code for executive officers and directors. In addition, we have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of NW Holdings’ securities that apply to all of our directors, officers, employees and the Company, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our policy is filed as Exhibit 19 to this report.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation", "Report of the Organization and Executive Compensation Committee", and "Compensation Committee Interlocks and Insider Participation" contained in NW Holdings' definitive Proxy Statement for the 2025 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of December 31, 2024 is reflected in Part III, Item 10, above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 18, 2025, NW Holdings owned 100% of the outstanding common stock of NW Natural.

The following table sets forth information regarding compensation plans under which equity securities of NW Holdings are authorized for issuance as of December 31, 2024 (see Note 8 to the Consolidated Financial Statements):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Long Term Incentive Plan (LTIP) (1)(2)	292,253	n/a	65,153
Employee Stock Purchase Plan	41,838	$34.29	219,097
Equity compensation plans not approved by security holders:
Executive Deferred Compensation Plan (EDCP)(3)	652	n/a	n/a
Directors Deferred Compensation Plan (DDCP)(3)	27,052	n/a	n/a
Deferred Compensation Plan for Directors and Executives (DCP)(4)	225,532	n/a	n/a
Total	587,327		284,250

(1)Awards may be granted under the LTIP as Performance Share Awards, Restricted Stock Units, or stock options. Shares issued pursuant to Performance Share Awards and Restricted Stock Units under the LTIP do not include an exercise price, but are payable when the award criteria are satisfied. The number of shares shown in column (a) include 122,405 Restricted Stock Units and 169,848 Performance Share Awards, reflecting the number of shares to be issued as performance share awards under outstanding Performance Share Awards if target performance levels are achieved. If the maximum awards were paid pursuant to the Performance Share Awards outstanding at December 31, 2024, the number of shares shown in column (a) would increase by 169,848 shares, reflecting the maximum share award of 200% of target, and the number of shares shown in column (c) would decrease by the same amount of shares. No stock options or other types of award have been issued under the LTIP.
(2)The number of shares shown in column (c) includes shares that are available for future issuance under the LTIP as Restricted Stock Units or Performance Share Awards at December 31, 2024.
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
(4)Effective January 1, 2005, the EDCP and DDCP were closed to new participants and replaced with the DCP. The DCP continues the basic provisions of the EDCP and DDCP under which deferred amounts are credited to either a “cash account” or a “stock account.” Stock accounts represent a right to receive shares of NW Holdings common stock on a deferred basis, and such accounts are credited with additional shares based on the deemed reinvestment of dividends. Effective January 1, 2007, cash accounts are credited quarterly with interest at a rate equal to Moody’s Average Corporate Bond Yield. Our obligation to pay deferred compensation in accordance with the terms of the DCP will generally become due on a predetermined date during a participant's service if elected by such participant or on retirement, death, or other termination of service, and will be paid in a lump sum or in installments of five, 10, or 15 years as elected by the participant in accordance with the terms of the DCP. Amounts credited to stock accounts are payable solely in shares of common stock and cash for fractional shares, and amounts in the above table represent the aggregate number of shares credited to participants' stock accounts. We have contributed common stock to the trustee of the Supplemental Trust such that this trust holds approximately the number of common shares equal to the number of shares credited to all participants' stock accounts. Historically, we have satisfied NW Holdings' stock contributions to the Supplemental Trust through purchases of NW Holdings stock in the open market. In 2023, the board of directors of NW Holdings authorized the original issuance of NW Holdings shares to the Supplemental Trust in satisfaction of such contributions. As of December 31, 2024, 343,977 shares remained available for issuance under current authorizations. The right of each participant in the DCP is that of a general, unsecured creditor of NW Natural.

The information captioned “Beneficial Ownership of Common Stock by Directors and Executive Officers” and "Security Ownership of Common Stock of Certain Beneficial Owners" contained in NW Holdings' definitive Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned "Transactions with Related Persons" and "Corporate Governance" in NW Holdings' definitive Proxy Statement for the 2025 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

NW Holdings
The information captioned "2024 and 2023 Audit Firm Fees" in NW Holdings’ definitive Proxy Statement for the 2025 Annual Meeting of Shareholders is hereby incorporated by reference.

NW Natural
The following table shows the fees and expenses of NW Natural, paid or accrued for the audits of the consolidated financial statements and other services provided by NW Natural's independent registered public accounting firm, PricewaterhouseCoopers LLP, for fiscal years 2024 and 2023:

In thousands	2024	2023
Audit Fees	$1,548	$1,540
Audit-Related Fees	37	37
Tax Fees	22	22
All Other Fees	27	2
Total	$1,634	$1,601

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

AUDIT-RELATED FEES. This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and internal control over financial reporting, including fees and expenses related to consultations for financial accounting and reporting, and fees for EPA assurance letters.

TAX FEES. This category includes fees for tax compliance, and review services rendered for NW Natural's income tax returns.

ALL OTHER FEES. This category relates to services other than those described above. The amount reflects payments for non-audit fees and services for SEC and California climate rules assessments in 2024 and accounting research tools in each of 2024 and 2023.

PRE-APPROVAL POLICY FOR AUDIT AND NON-AUDIT SERVICES. The Audit Committee of NW Natural approved or ratified 100 percent of 2024 and 2023 services for audit, audit-related, tax services and all other fees, including audit services relating to compliance with Section 404 of the Sarbanes-Oxley Act. The chair of the Audit Committee of NW Natural is authorized to pre-approve non-audit services between meetings of the Audit Committee and must report such approvals at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

1.A list of all Financial Statements and Supplemental Schedules is incorporated by reference to Item 8.

2.List of Exhibits filed:

Reference is made to the Exhibit Index commencing on page 144.
ITEM 16. FORM 10-K SUMMARY

None.

NORTHWEST NATURAL HOLDING COMPANY
NORTHWEST NATURAL GAS COMPANY
 Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2024

Exhibit Number                                                        Document

*3a.	Amended and Restated Articles of Incorporation of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*3b.	Amended and Restated Articles of Incorporation of Northwest Natural Gas Company (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2020, File No. 1-15973).

*3c.	Amended and Restated Bylaws of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated May 23, 2024, File No. 1-38681).

*3d.	Amended and Restated Bylaws of Northwest Natural Gas Company (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 2024, File No. 1-15973).

*4a.	Copy of Mortgage and Deed of Trust of Northwest Natural Gas Company, dated as of July 1, 1946 (Mortgage and Deed of Trust), to Bankers Trust (to whom Deutsche Bank Trust Company Americas is the successor), Trustee (incorporated by reference to Exhibit 7(j) in File No. 2-6494); and copies of Supplemental Indentures Nos. 1 through 14 to the Mortgage and Deed of Trust, dated respectively, as of June 1, 1949, March 1, 1954, April 1, 1956, February 1, 1959, July 1, 1961, January 1, 1964, March 1, 1966, December 1, 1969, April 1, 1971, January 1, 1975, December 1, 1975, July 1, 1981, June 1, 1985 and November 1, 1985 (incorporated by reference to Exhibit 4(d) in File No. 33-1929); Supplemental Indenture No. 15 to the Mortgage and Deed of Trust, dated as of July 1, 1986 (filed as Exhibit 4(c) in File No. 33-24168); Supplemental Indentures Nos. 16, 17 and 18 to the Mortgage and Deed of Trust, dated, respectively, as of November 1, 1988, October 1, 1989 and July 1, 1990 (incorporated by reference to Exhibit 4(c) in File No. 33-40482); Supplemental Indenture No. 19 to the Mortgage and Deed of Trust, dated as of June 1, 1991 (incorporated by reference to Exhibit 4(c) in File No. 33-64014).

*4b.	Supplemental Indenture No. 20 to the Mortgage and Deed of Trust, dated as of June 1, 1993 (incorporated by reference to Exhibit 4a.(1) to Form 10-K for year ended December 31, 1993, File No. 0-00994).

*4c.	Supplemental Indenture No. 21 to the Mortgage and Deed of Trust, dated as of October 15, 2012 (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 26, 2012, File No. 1-15973).

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

*4i.
Supplemental Indenture No. 27 to the Mortgage and Deed of Trust, dated as of July 1, 2024 (incorporated by reference to Exhibit 4 to the Form 10-Q for the quarter ended June 30, 2024, File No. 1-15973).

*4j.	Copy of Indenture, dated as of June 1, 1991, between Northwest Natural Gas Company and Bankers Trust Company (to whom Deutsche Bank Trust Company Americas is successor), Trustee, relating to Northwest Natural Gas Company's Unsecured Debt Securities (incorporated by reference to Exhibit 4(e) in File No. 33-64014).

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

*4l.
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

*4q.
Note Purchase Agreement dated December 14, 2023, between Northwest Natural Holding Company and the institutional investors named as purchasers therein (incorporated by reference to Exhibit 4q to Form 10-K for the year ended December 31, 2023).

*4r.
Uncommitted Letter of Credit and Reimbursement Agreement dated January 5, 2024, among Northwest Natural Gas Company, the lenders party thereto, and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent (incorporated by reference to Exhibit 4r to Form 10-K for the year ended December 31, 2023, File No. 1-15973).

4s.	Note Purchase Agreement dated December 19, 2024, between Northwest Natural Holding Company and the institutional investors named as purchasers therein.

4t.
Term Loan Credit Agreement, dated as of January 6, 2025 among Northwest Natural Holding Company, the lenders party thereto, with U.S. Bank National Association, as administrative agent and sole bookrunner and lead arranger.

4u.
364-Day Term Loan Credit Agreement, dated as of January 7, 2025, among Northwest Natural Holding Company, the lenders party thereto, with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents.

4v.
Credit Agreement, dated as of December 22, 2020, among SiEnergy Operating, LLC, SiEnergy, L.P., Terra Transmission, LLC, SiEnergy Power Solutions, LLC, and SiEnergy GP, L.L.C., the lenders party thereto, with ING Capital LLC as administrative agent and L/C Issuer, as amended by Amendment No. 1 to the Credit Agreement, dated as of March 23, 2021, Amendment No. 2 to the Credit Agreement, dated as of July 13, 2021, Amendment No. 3 to the Credit Agreement, dated as of July 11, 2022, and Amendment No. 4 to the Credit Agreement dated as of December 22, 2023.

19	Northwest Natural Holding Company Inside Information and Trading Policies and Procedures.

21	Subsidiaries of Northwest Natural Holding Company.

23a.	Consent of PricewaterhouseCoopers LLP - NW Holdings.

23b.	Consent of PricewaterhouseCoopers LLP - NW Natural.

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97
Northwest Natural Holding Company Compensation Recovery Policy, effective as of December 1, 2023 (incorporated by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023, File No. 1-38681).

101	The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

Executive Compensation Plans and Arrangements:

*10a.	Executive Supplemental Retirement Income Plan, 2018 Restatement (incorporated herein by reference to Exhibit 10.6 to the Form 8-K dated October 1, 2018, File No. 1-38681).

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

*10k.	Non-Employee Directors Stock Compensation Plan, as amended effective December 15, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 16, 2005, File No. 1-15973).

*10l.	Executive Annual Incentive Plan, effective February 22, 2024 (incorporated by reference to Exhibit 10m to Form 10-K for the fiscal year ended December 31, 2023, File No. 1-15973).

10m.	Executive Annual Incentive Plan, effective January 1, 2025.

*10n.
Form of Change in Control Severance Agreement between Northwest Natural Gas Company and David Anderson, as amended and restated as of February 23, 2023 (incorporated by reference to Exhibit 10o to Form 10-K for 2022, File No. 1-15973).

10o.	Form of Change in Control Severance Agreement between Northwest Natural Gas Company and Justin B. Palfreyman, as amended and restated as of February 27, 2025.

*10p.
Form of Change in Control Severance Agreement between Northwest Natural Gas Company and each executive officer (other than David Anderson and Justin Palfreyman), as amended and restated as of February 23, 2023 (incorporated by reference to Exhibit 10p to Form 10-K for 2022, File No. 1-15973).

*10q.
Northwest Natural Holding Company Long Term Incentive Plan, as amended and restated as of October 1, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 1, 2018, File No. 1-38681).

*10r.	Northwest Natural Holding Company Long Term Incentive Plan, as amended and restated as of February 23, 2023 (incorporated by reference to Exhibit 10s to Form 10-K for 2022, File No. 1-38681).

*10s.	Northwest Natural Holding Company Long Term Incentive Plan, as amended and restated as of February 22, 2024 (incorporated by reference to Exhibit 10s to Form 10-K for 2023, File No. 1-38681).

*10t.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2022-2024) (incorporated by reference to Exhibit 10w to Form 10-K for 2021, File No. 1-38681).

*10u.
Form of Amendment to Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2021-2023) and Long Term Incentive Plan (2022-2024) (incorporated by reference to Exhibit 10w to Form 10-K for 2022, File No. 1-38681).

*10v.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2023-2025) (incorporated by reference to Exhibit 10x to Form 10-K for 2022, File No. 1-38681).

*10w.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2024-2026) (incorporated by reference to Exhibit 10x to the Form 10-K for 2023, File No. 1-38681).

10x.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2025-2027).

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

10aa.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2025).

*10bb.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2024) (incorporated by reference to Exhibit 10bb to Form 10-K for 2023, File No. 1-38681).

*10cc.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2023) (incorporated by reference to Exhibit 10bb to Form 10-K for 2022, File No. 1-38681).

*10dd.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2022) (incorporated by reference to Exhibit 10z to Form 10-K for 2021, File No. 1-38681).

*10ee.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2021) (incorporated by reference to Exhibit 10z to Form 10-K for 2020, File No. 1-38681).

*10ff.	Cash Retention Agreement between Northwest Natural Gas Company and an executive officer, dated as of March 1, 2018 (incorporated by reference to Exhibit 10ss to Form 10-K for 2017, File No. 1-15973).

*10gg.	Form of Amendment of Award Agreements, dated February 22, 2024, entered into by each executive officer (incorporated by reference to Exhibit 10gg to Form 10-K for 2023, File No. File No. 1-38681).

*10hh.
Offer Letter of Employment between Northwest Natural Gas Company and an executive officer, dated July 22, 2024 (incorporated by reference to Exhibit 10a to the Form 10-Q for the quarter ended September 30, 2024, File No. 1-15973).

*10ii.
Special Restricted Stock Unit Award Agreement between Northwest Natural Holding Company and an executive officer, dated September 1, 2024 (incorporated by reference to Exhibit 10b to the Form 10-Q for the quarter ended September 30, 2024, File No. 1-38681).

*10gg.
Special Restricted Stock Unit Award Agreement between Northwest Natural Holding Company and an executive officer, dated September 1, 2024 (incorporated by reference to Exhibit 10c to the Form 10-Q for the quarter ended September 30, 2024, File No. 1-38681).

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
Date: February 28, 2025

NORTHWEST NATURAL GAS COMPANY

By: /s/ David H. Anderson
David H. Anderson
Chief Executive Officer
Date: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signatures of each of the undersigned shall be deemed to relate only to matters having reference to the below named company and its subsidiaries.
NORTHWEST NATURAL HOLDING COMPANY

Signature	Title	Date

/s/ David H. Anderson	Principal Executive Officer and Director	February 28, 2025
David H. Anderson Chief Executive Officer

/s/ Raymond Kaszuba III	Principal Financial Officer	February 28, 2025
Raymond Kaszuba III Senior Vice President and Chief Financial Officer

/s/ Brody J. Wilson	Principal Accounting Officer	February 28, 2025
Brody J. Wilson Vice President, Treasurer, Chief Accounting Officer and Controller

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ Karen Lee	Director	)
Karen Lee		)
)
/s/ Mary E. Ludford	Director	)
Mary E. Ludford		)
)
/s/ Dave McCurdy	Director	)
Dave McCurdy		)
)
/s/ Sandra McDonough	Director	February 28, 2025
Sandra McDonough		)
)
/s/ Nathan I. Partain	Director	)
Nathan I. Partain		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)

NORTHWEST NATURAL GAS COMPANY

Signature	Title	Date

/s/ David H. Anderson	Principal Executive Officer and Director	February 28, 2025
David H. Anderson Chief Executive Officer

/s/ Raymond Kaszuba III	Principal Financial Officer	February 28, 2025
Raymond Kaszuba III Senior Vice President and Chief Financial Officer

/s/ Brody J. Wilson	Principal Accounting Officer	February 28, 2025
Brody J. Wilson Vice President, Treasurer, Chief Accounting Officer and Controller

/s/ Timothy P. Boyle	Director	)
Timothy P. Boyle		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ Karen Lee	Director	)
Karen Lee		)
)
/s/ Mary E. Ludford	Director	)
Mary E. Ludford		)
)
/s/ Dave McCurdy	Director	)
Dave McCurdy		)
)
/s/ Sandra McDonough	Director	February 28, 2025
Sandra McDonough		)
)
/s/ Nathan I. Partain	Director	)
Nathan I. Partain		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Kenneth Thrasher	Director	)
Kenneth Thrasher		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)
)
/s/ Steven E. Wynne	Director	)
Steven E. Wynne		)