Form 10-Q
period 2025-03-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2025-05-06
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
At April 28, 2025, 40,309,760 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
•future events or performance;
•trends;
•risks;
•uncertainties;
•timing and cyclicality;
•economic conditions, including impacts of inflation, interest rates, recessionary risk, the imposition and/or announcement of tariffs imposed on the import of certain goods into the U.S. from various countries and general economic uncertainty;
•earnings and dividends;
•capital expenditures and allocation;
•capital markets or access to capital;
•capital or organizational structure;
•matters related to climate change and our role in decarbonization or a lower-carbon future;
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
•impacts or changes of the new presidential administration, executive orders, laws, rules and regulations, or legal challenges related thereto, including energy and climate related legislation;
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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in NW Holdings' and NW Natural's 2024 Annual Report on Form 10-K, Part I, Item 1A “Risk Factors” and Part II, Item 7 and Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, respectively, and Part I of this report, Items 2 and 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, respectively.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2025	2024

Operating revenues	$494,284	$433,470

Operating expenses:
Cost of gas	172,991	175,717
Operations and maintenance	83,683	73,614
Environmental remediation	6,253	5,746
General taxes	15,771	15,468
Revenue taxes	19,405	18,244
Depreciation	40,500	33,098
Other operating expenses	1,327	1,756
Total operating expenses	339,930	323,643
Income from operations	154,354	109,827
Other expense, net	(2,516)	(1,134)
Interest expense, net	29,395	20,531
Income before income taxes	122,443	88,162
Income tax expense	34,527	24,339
Net income	87,916	63,823
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $— and $(66) for the three months ended March 31, 2025 and 2024, respectively	—	(249)
Amortization of non-qualified employee benefit plan liability, net of taxes $25 and $46 for the three months ended March 31, 2025 and 2024, respectively	175	127
Unrealized (loss) gain on interest rate swaps, net of taxes $47 and $(124) for the three months ended March 31, 2025 and 2024, respectively	(130)	346
Comprehensive income	$87,961	$64,047
Average common shares outstanding:
Basic	40,244	37,765
Diluted	40,304	37,796
Earnings per share of common stock:
Basic	$2.18	$1.69
Diluted	2.18	1.69

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2025	2024	2024

Assets:
Current assets:
Cash and cash equivalents	$100,050	$72,375	$38,490
Accounts receivable	154,746	128,433	124,480
Accrued unbilled revenue	59,936	57,905	94,400
Allowance for uncollectible accounts	(4,427)	(4,181)	(3,474)
Regulatory assets	88,623	127,666	130,116
Derivative instruments	4,363	5,746	6,628
Inventories	90,334	99,874	106,954
Other current assets	46,275	49,896	60,180
Total current assets	539,900	537,714	557,774
Non-current assets:
Property, plant, and equipment	5,268,063	4,660,104	4,918,919
Less: Accumulated depreciation	1,266,222	1,218,580	1,246,592
Total property, plant, and equipment, net	4,001,841	3,441,524	3,672,327
Regulatory assets	371,258	309,173	382,499
Derivative instruments	864	3,099	535
Other investments	82,663	84,081	82,236
Operating lease right of use asset, net	70,455	70,547	68,626
Assets under sales-type leases	124,623	128,840	125,653
Goodwill	354,534	162,966	183,804
Other non-current assets	160,754	111,122	160,862
Total non-current assets	5,166,992	4,311,352	4,676,542
Total assets	$5,706,892	$4,849,066	$5,234,316

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands, except share information	2025	2024	2024

Liabilities and equity:
Current liabilities:
Short-term debt	$81,100	$94,700	$170,110
Current maturities of long-term debt	36,838	869	30,787
Accounts payable	132,814	107,888	133,270
Taxes accrued	24,115	27,031	16,176
Interest accrued	16,297	16,360	18,220
Regulatory liabilities	111,050	77,659	116,180
Derivative instruments	26,122	52,677	75,272
Operating lease liabilities	2,662	2,053	1,840
Other current liabilities	82,958	89,107	87,162
Total current liabilities	513,956	468,344	649,017
Long-term debt	2,193,071	1,574,735	1,679,355
Deferred credits and other non-current liabilities:
Deferred tax liabilities	424,338	394,068	397,149
Regulatory liabilities	730,084	700,703	730,117
Pension and other postretirement benefit liabilities	127,853	157,812	130,397
Derivative instruments	8,224	12,743	13,307
Operating lease liabilities	77,226	77,051	75,914
Other non-current liabilities	175,922	120,224	173,689
Total deferred credits and other non-current liabilities	1,543,647	1,462,601	1,520,573
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 40,308,777, 38,027,266, and 40,222,305 at March 31, 2025 and 2024, and December 31, 2024, respectively	992,278	905,153	989,346
Retained earnings	470,795	445,058	402,925
Accumulated other comprehensive loss	(6,855)	(6,825)	(6,900)
Total equity	1,456,218	1,343,386	1,385,371
Total liabilities and equity	$5,706,892	$4,849,066	$5,234,316

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended March 31,
	2025	2024
Total shareholders' equity, beginning balances	$1,385,371	$1,283,838

Common stock:
Beginning balances	989,346	890,976
Stock-based compensation	1,931	1,728
Shares issued pursuant to equity based plans, net of shares withheld for taxes	(16)	231
Issuance of common stock, net of issuance costs	1,017	12,218
Ending balances	992,278	905,153

Retained earnings:
Beginning balances	402,925	399,911
Net income	87,916	63,823
Dividends on common stock	(20,046)	(18,676)
Ending balances	470,795	445,058

Accumulated other comprehensive income (loss):
Beginning balances	(6,900)	(7,049)
Other comprehensive income	45	224
Ending balances	(6,855)	(6,825)

Total shareholders' equity, ending balances	$1,456,218	$1,343,386

Dividends per share of common stock	$0.4900	$0.4875

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2025	2024
Operating activities:
Net income	$87,916	$63,823
Adjustments to reconcile net income to cash provided by operations:
Depreciation	40,500	33,098
Amortization	5,583	4,759
Deferred income taxes	23,997	8,041
Qualified defined benefit pension plan expense	2,719	1,082
Contributions to qualified defined benefit pension plans	(2,610)	—
Deferred environmental expenditures, net	(6,991)	(6,264)
Environmental remediation expense	6,253	5,746
Asset optimization revenue sharing bill credits	(15,549)	(20,608)
Other	3,016	4,692
Changes in assets and liabilities:
Receivables, net	15,509	17,839
Inventories	18,279	13,070
Income and other taxes	18,084	21,796
Accounts payable	4,187	(30,930)
Deferred gas costs	(16,959)	(8,808)
Asset optimization revenue sharing	4,357	(108)
Decoupling mechanism	(1,422)	6,427
Cloud-based software	(2,195)	(6,485)
Regulatory accounts	2,155	13,335
Other, net	(7,219)	4,534
Cash provided by operating activities	179,610	125,039
Investing activities:
Capital expenditures	(102,184)	(82,217)
Acquisitions, net of cash acquired	(270,492)	—
Purchase of equity method investment	(1,000)	(1,000)
Other	(1,299)	729
Cash used in investing activities	(374,975)	(82,488)
Financing activities:
Proceeds from common stock issued, net	961	12,218
Long-term debt issued	375,000	150,000
Long-term debt retired	(1,511)	(150,000)
Changes in other short-term debt, net	(94,010)	4,920
Cash dividend payments on common stock	(19,104)	(17,746)
Payment of financing fees	(4,307)	(748)
Shares withheld for tax purposes	(1,536)	(1,314)
Other	(1,125)	(247)
Cash provided (used) by financing activities	254,368	(2,917)
Increase in cash, cash equivalents and restricted cash	59,003	39,634
Cash, cash equivalents and restricted cash, beginning of period	47,982	49,624
Cash, cash equivalents and restricted cash, end of period	$106,985	$89,258
Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$30,109	$18,044
Income taxes paid, net of refunds	750	1,000

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands	2025	2024

Operating revenues	$448,813	$422,775

Operating expenses:
Cost of gas	159,436	175,773
Operations and maintenance	67,766	65,509
Environmental remediation	6,253	5,746
General taxes	14,979	15,091
Revenue taxes	18,565	18,195
Depreciation	36,036	31,107
Other operating expenses	746	723
Total operating expenses	303,781	312,144
Income from operations	145,032	110,631
Other expense, net	(2,749)	(1,322)
Interest expense, net	15,580	16,078
Income before income taxes	126,703	93,231
Income tax expense	35,664	25,673
Net income	91,039	67,558
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $— and $(66) for the three months ended March 31, 2025 and 2024, respectively	—	(249)
Amortization of non-qualified employee benefit plan liability, net of taxes of $25 and $46 for the three months ended March 31, 2025 and 2024, respectively	175	127
Comprehensive income	$91,214	$67,436

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2025	2024	2024

Assets:
Current assets:
Cash and cash equivalents	$81,767	$61,906	$19,961
Accounts receivable	135,432	124,827	119,976
Accrued unbilled revenue	55,961	56,213	91,508
Receivables from affiliates	2,789	2,409	591
Allowance for uncollectible accounts	(3,533)	(3,946)	(2,788)
Regulatory assets	88,598	127,641	130,091
Derivative instruments	4,339	5,420	6,563
Inventories	85,641	97,979	105,031
Other current assets	40,698	48,769	53,781
Total current assets	491,692	521,218	524,714
Non-current assets:
Property, plant, and equipment	4,780,480	4,488,931	4,706,719
Less: Accumulated depreciation	1,237,907	1,199,866	1,222,413
Total property, plant, and equipment, net	3,542,573	3,289,065	3,484,306
Regulatory assets	369,628	309,067	381,682
Derivative instruments	858	2,700	394
Other investments	63,436	66,343	63,938
Operating lease right of use asset, net	67,717	70,019	68,115
Assets under sales-type leases	124,623	128,840	125,653
Other non-current assets	107,141	107,390	107,493
Total non-current assets	4,275,976	3,973,424	4,231,581
Total assets	$4,767,668	$4,494,642	$4,756,295

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2025	2024	2024

Liabilities and equity:
Current liabilities:
Short-term debt	$—	$31,700	$136,510
Current maturities of long-term debt	29,995	—	29,992
Accounts payable	112,502	103,283	125,359
Payables to affiliates	15,706	26,872	3,487
Taxes accrued	15,416	14,745	15,759
Interest accrued	12,050	15,487	15,018
Regulatory liabilities	110,856	77,463	116,047
Derivative instruments	26,122	52,677	75,272
Operating lease liabilities	1,895	1,863	1,653
Other current liabilities	78,936	84,700	85,723
Total current liabilities	403,478	408,790	604,820
Long-term debt	1,335,572	1,364,899	1,335,407
Deferred credits and other non-current liabilities:
Deferred tax liabilities	408,249	381,568	382,686
Regulatory liabilities	729,139	699,753	729,172
Pension and other postretirement benefit liabilities	127,853	157,812	130,397
Derivative instruments	8,224	12,743	13,307
Operating lease liabilities	75,230	76,624	75,591
Other non-current liabilities	163,718	110,091	160,865
Total deferred credits and other non-current liabilities	1,512,413	1,438,591	1,492,018
Commitments and contingencies (Note 16)
Equity:
Common stock	839,903	644,903	719,903
Retained earnings	683,179	644,818	611,199
Accumulated other comprehensive loss	(6,877)	(7,359)	(7,052)
Total equity	1,516,205	1,282,362	1,324,050
Total liabilities and equity	$4,767,668	$4,494,642	$4,756,295

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended March 31,
	2025	2024
Total shareholder's equity, beginning balances	$1,324,050	$1,232,620

Common stock:
Beginning balances	719,903	644,903
Capital contributions from parent	120,000	—
Ending balances	839,903	644,903

Retained earnings:
Beginning balances	611,199	594,954
Net income	91,039	67,558
Dividends on common stock	(19,059)	(17,694)
Ending balances	683,179	644,818

Accumulated other comprehensive income (loss):
Beginning balances	(7,052)	(7,237)
Other comprehensive income (loss)	175	(122)
Ending balances	(6,877)	(7,359)

Total shareholder's equity, ending balances	$1,516,205	$1,282,362

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2025	2024

Operating activities:
Net income	$91,039	$67,558
Adjustments to reconcile net income to cash provided by operations:
Depreciation	36,036	31,107
Amortization	5,375	4,662
Deferred income taxes	22,321	6,624
Qualified defined benefit pension plan expense	2,719	1,082
Contributions to qualified defined benefit pension plans	(2,610)	—
Deferred environmental expenditures, net	(6,991)	(6,264)
Environmental remediation expense	6,253	5,746
Asset optimization revenue sharing bill credits	(15,549)	(20,608)
Other	3,843	4,073
Changes in assets and liabilities:
Receivables, net	17,855	17,636
Inventories	19,390	13,249
Income and other taxes	17,516	15,279
Accounts payable	(2,484)	(31,563)
Deferred gas costs	(16,959)	(8,808)
Asset optimization revenue sharing	4,357	(108)
Decoupling mechanism	(1,422)	6,427
Cloud-based software	(2,194)	(6,485)
Regulatory accounts	1,878	13,335
Other, net	857	5,041
Cash provided by operating activities	181,230	117,983
Investing activities:
Capital expenditures	(83,608)	(72,037)
Other	(1,145)	483
Cash used in investing activities	(84,753)	(71,554)
Financing activities:
Cash contributions received from parent	120,000	—
Changes in other short-term debt, net	(136,510)	14,920
Cash dividend payments on common stock	(19,059)	(17,694)
Shares withheld for tax purposes	(1,536)	(1,314)
Other	(123)	(97)
Cash used by financing activities	(37,228)	(4,185)
Increase in cash, cash equivalents and restricted cash	59,249	42,244
Cash, cash equivalents and restricted cash, beginning of period	29,428	36,520
Cash, cash equivalents and restricted cash, end of period	$88,677	$78,764

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$17,386	$14,104
Income taxes paid, net of refunds	3,000	8,670

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

NW Natural's regulated natural gas distribution activities are reported in the NWN Gas Utility reportable segment, which was previously referred to as the natural gas distribution (NGD) segment in prior periods. The NWN Gas Utility segment serves residential, commercial, and industrial customers in Oregon and southwest Washington. SiEnergy Operating, LLC (SiEnergy Gas Utility or SiEnergy), which was acquired January 7, 2025, is a regulated natural gas distribution utility and serves residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also includes a regulated natural gas transmission utility serving customers in the greater metropolitan areas of Dallas and Austin, Texas. SiEnergy activities are reported in the SiEnergy Gas Utility reportable segment. NW Natural Water Company, LLC (NWN Water Utility or NWN Water) activities are reported in the NWN Water Utility reportable segment, which provides water distribution and wastewater services to communities throughout the Pacific Northwest, Texas, Arizona, and California. NW Holdings and NW Natural also have investments and business activities not specifically related to the NWN Gas Utility, SiEnergy Gas Utility and NWN Water Utility segments, which are aggregated and reported as NW Holdings Other and NW Natural Other.

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

Information presented in these interim consolidated financial statements is unaudited, but includes all material adjustments management considers necessary for a fair statement of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in NW Holdings' and NW Natural's combined Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K). A significant part of NW Holdings' and NW Natural's business is of a seasonal nature; therefore, NW Holdings and NW Natural results of operations for interim periods are not necessarily indicative of full year results. Seasonality affects the comparability of the results of other operations across quarters but not across years.

Notes to the consolidated financial statements reflect the activity for both NW Holdings and NW Natural for all periods presented, unless otherwise noted. NW Holdings and NW Natural historical segment reporting has been recast to reflect their current organizational structure. The recasting did not have a material effect on the consolidated financial statements of NW Holdings or NW Natural.

2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2024 Form 10-K. There were no material changes to those accounting policies during the three months ended March 31, 2025 other than those set forth in this Note 2. The following are updates to certain critical accounting policy estimates and new accounting standards.

Industry Regulation
NW Holdings' principal business is to operate as a holding company for NW Natural, SiEnergy, NWN Water and its other subsidiaries. NW Natural's principal business is the distribution of natural gas, which is regulated by the Oregon Public Utility Commission (OPUC) and Washington Utilities and Transportation Commission (WUTC). NW Natural also has natural gas storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), and to a certain extent by the OPUC and WUTC. SiEnergy's principal business is the distribution of natural gas in Texas; primarily in the Houston, Dallas and Austin metropolitan areas. SiEnergy also includes a regulated natural gas transmission utility serving customers in the greater metropolitan areas of Dallas and Austin, Texas. SiEnergy's natural gas utilities are subject to regulation by the Railroad Commission of Texas. NWN Water's principal business is water and wastewater utility services. NWN Water's subsidiaries own water businesses, which are regulated by the public utility commission in the state in which the water utility is located, which is currently Oregon, Washington, Idaho, Texas and Arizona. Wastewater businesses, to the extent they are regulated, are generally regulated by the public utility commissions in the state in which the wastewater utility is located, which is currently Texas and Arizona. Accounting records and practices of the regulated businesses conform to the requirements and uniform system of accounts prescribed by these regulatory authorities in accordance with U.S. GAAP. The businesses in which customer rates are regulated have approved cost-based rates which are intended to allow such businesses to earn a reasonable return on invested capital.

In applying regulatory accounting principles, NW Holdings and NW Natural capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the applicable state public utility commission, which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a return or a carrying charge in certain cases.

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	March 31,		December 31,
In thousands	2025	2024	2024
NW Natural:
Current:
Unrealized loss on derivatives(1)	$26,122	$52,677	$75,272
Gas costs	5,085	8,279	5,340
Environmental costs(2)	10,819	9,864	10,746
Decoupling(3)	351	958	—
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,208	2,208	2,208
Washington Climate Commitment Act compliance	8,219	19,761	7,778
COVID-19 deferrals and expenses, net	322	4,798	778
Security and systems improvements	2,182	2,786	2,711
Industrial demand side management(5)	12,530	10,077	8,551
Other(6)	13,629	9,102	9,576
Total current - NW Natural	88,598	127,641	130,091
Other (NW Holdings)	25	25	25
Total current - NW Holdings	$88,623	$127,666	$130,116
NW Natural:
Non-current:
Unrealized loss on derivatives(1)	$8,224	$12,744	$13,307
Pension balancing(4)	19,174	25,016	21,681
Income taxes	8,993	9,930	9,560
Pension and other postretirement benefit liabilities	108,970	112,791	111,236
Environmental costs(2)	159,744	112,464	167,086
Gas costs	1,804	1,319	1,442
Decoupling(3)	188	—	—
Washington Climate Commitment Act compliance	28,292	4,223	22,136
COVID-19 deferrals and expenses, net	927	1,128	927
Security and systems improvements	8,452	9,275	8,531
Industrial demand side management(5)	4,682	3,670	7,390
Other(6)	20,178	16,507	18,386
Total non-current - NW Natural	369,628	309,067	381,682
Other (NW Holdings)	1,630	106	817
Total non-current - NW Holdings	$371,258	$309,173	$382,499

	Regulatory Liabilities
	March 31,		December 31,
In thousands	2025	2024	2024
NW Natural:
Current:
Gas costs	$33,864	$13,753	$35,947
Unrealized gain on derivatives(1)	4,339	5,420	6,563
Decoupling(3)	8,177	10,137	8,726
Income taxes	4,726	4,726	4,726
Asset optimization revenue sharing	8,381	13,192	17,500
Washington Climate Commitment Act compliance	46,241	25,655	36,595
Other(6)	5,128	4,580	5,990
Total current - NW Natural	110,856	77,463	116,047
Other (NW Holdings)	194	196	133
Total current - NW Holdings	$111,050	$77,659	$116,180
NW Natural:
Non-current:
Gas costs	$9,168	$5,555	$14,220
Unrealized gain on derivatives(1)	858	2,700	394
Decoupling(3)	2,538	3,673	2,872
Income taxes(7)	160,975	165,719	164,759
Accrued asset removal costs(8)	535,075	503,539	526,526
Asset optimization revenue sharing	—	—	2,073
Other(6)	20,525	18,567	18,328
Total non-current - NW Natural	729,139	699,753	729,172
Other (NW Holdings)	945	950	945
Total non-current - NW Holdings	$730,084	$700,703	$730,117
(1)Unrealized gains or losses on derivatives are non-cash items and therefore do not earn a rate of return or a carrying charge. These amounts are recoverable through NWN Gas Utility rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.
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

We believe all costs incurred and deferred at March 31, 2025 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. These investments are readily convertible to cash with fair value approximating cost. As of March 31, 2025, the amount invested in money market funds was $68.1 million at NW Natural and NW Holdings. As of March 31, 2024, the amount invested in money market funds was $48.8 million at NW Natural and NW Holdings. These investments are measured using net asset value per share.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of March 31, 2025 and 2024 and December 31, 2024:

	March 31,		December 31,
In thousands	2025	2024	2024
Cash and cash equivalents	$100,050	$72,375	$38,490
Restricted cash included in other current assets	6,935	16,883	9,492
Cash, cash equivalents and restricted cash	$106,985	$89,258	$47,982

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of March 31, 2025 and 2024 and December 31, 2024:

	March 31,		December 31,
In thousands	2025	2024	2024
Cash and cash equivalents	$81,767	$61,906	$19,961
Restricted cash included in other current assets	6,910	16,858	9,467
Cash, cash equivalents and restricted cash	$88,677	$78,764	$29,428

Accounts Receivable and Allowance for Uncollectible Accounts
NW Holdings receivable balances primarily consist of trade receivables for the sale of natural gas and natural gas transportation services from NW Natural and SiEnergy and water sales and waste water services from NWN Water. These businesses establish an allowance for uncollectible accounts (allowance) for trade receivables, including accrued unbilled revenue, based on the age of receivable balances, collection experience of past due balances and payment plans, and historical trends of write-offs. Differences between the estimated allowance and actual write-offs will occur based on a number of factors, including changes in economic conditions, customer creditworthiness, and natural gas prices. The allowance for uncollectible accounts is adjusted quarterly, as necessary, based on information currently available.

NW Natural's allowance for residential and commercial trade receivables utilizes a method of assessing historical write-off trends and current information on delinquent accounts. Beginning October 1, 2022, new collection rules from the OPUC applied to residential and commercial customers. This included enhanced protections for low-income customers, a return to pre-pandemic time payment arrangements terms, revised disconnection rules during the heating season, and other items. As a result of these Oregon rule changes and our recent collection process experience, we augmented our provision review for accounts in the following categories: closed or inactive accounts aged less than 120 days, accounts on payment plans, and all other open accounts not on payment plans. For industrial accounts, we continue to assess the provision on an account-by-account basis with specific reserves taken as necessary. NW Natural will continue to closely monitor and evaluate our accounts receivable and the provision for uncollectible accounts.

NWN Water and SiEnergy follow methodologies that also review for historical write-off trends, the aging of the receivable balances, and collection experience. These businesses also monitor for impacts of economic conditions including the price of natural gas or water as appropriate, the economy and the impact on customers ability to pay.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of			As of
	December 31, 2024	Three Months Ended March 31, 2025		March 31, 2025
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,124	$739	$(50)	$2,813
Commercial	136	182	(104)	214
Industrial	20	9	—	29
Accrued unbilled and other	508	28	(59)	477
Total NW Natural	2,788	958	(213)	3,533
Other - NW Holdings	686	294	(86)	894
Total NW Holdings	$3,474	$1,252	$(299)	$4,427

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

Greenhouse Gas Allowances
WASHINGTON. NW Natural is subject to greenhouse gas (GHG) emission reduction requirements under the Washington Climate Commitment Act (CCA) regulations. Under Washington's CCA, emission reduction compliance mechanisms include: 1) allowances distributed at no cost by the state, 2) purchasing allowances at state-run auctions or secondary markets, 3) purchasing carbon offsets, and 4) supplying alternative gaseous fuels, such as renewable natural gas and hydrogen.

NW Natural will account for all purchased Washington allowances as inventory at the lower of cost or market. Any compliance instruments or allowances that are acquired through government allocations at no cost will be accounted for as inventory at no cost. As of March 31, 2025 and 2024, NW Natural had $49.0 million and $39.5 million of emissions allowances for compliance in Washington recorded as inventory.

The CCA allows for the sale of compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. As of March 31, 2025, NW Natural consigned no-cost allowances to Washington auctions and has received a total of $28.5 million in cash, which proceeds were recorded as a regulatory liability for the benefit of customers.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. Under the Washington program, NW Natural has recognized a $36.0 million and $24.0 million liability as of March 31, 2025 and 2024. A portion of the costs to comply with the Washington program are currently being recovered from utility customers through rates beginning January 1, 2024. NW Natural recognized $36.0 million and $24.0 million of deferred costs as of March 31, 2025 and 2024.

OREGON. In November 2024, the Environmental Quality Commission adopted the Climate Protection Program (CPP). The CPP sets enforceable and declining limits, or caps, on GHG emissions from fossil fuels used throughout Oregon. The first compliance period started January 1, 2025 and covers emissions through the end of 2027.

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

Recently Issued Accounting Pronouncements
JOINT VENTURE FORMATIONS. In August 2023, the FASB issued ASU 2023-05, which requires a joint venture to initially measure all contributions received upon its formation at fair value. We adopted the standard in January 2025. The adoption of this standard did not have an impact on our results of operations, liquidity or capital resources.

IMPROVEMENTS TO INCOME TAX DISCLOSURES. In December 2023, the FASB issued ASU 2023-09, which requires additional disclosures about income taxes. The disclosures are required beginning with our annual report for the year ending December 31, 2025. The adoption of this standard is not anticipated to have an impact on our results of operations, liquidity or capital resources.

DISAGGREGATION OF EXPENSE DISCLOSURES. In November 2024, the FASB issued ASU 2024-03, which requires additional disclosures of disaggregated income statement expenses. The disclosures are required beginning with our annual report for the year ending December 31, 2027. The FASB issued ASU 2025-01 on January 6, 2025, to amend the effective date language of ASU 2024-03 clarifying that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. ASU 2025-01 did not impact the effective date of ASU 2024-03 for NW Holdings and NW Natural. The adoption of this standard is not anticipated to have an impact on our results of operations, liquidity, or capital resources.

Recent Securities and Exchange Commission (SEC) Final Rules
CLIMATE CHANGE. In March 2024, the SEC issued a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide climate disclosures in their annual reports. Under the final rule, disclosures are required beginning with our annual report for the year ending December 31, 2025. In April 2024, the SEC voluntarily stayed implementation of the climate rule pending completion of judicial review of challenges to the rules consolidated in the Eighth Circuit Court of Appeals. On March 27, 2025, the SEC announced that it had voted to end its defense of the final rule. On April 25, 2025, the Eighth Circuit suspended the litigation challenging the final rule.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended March 31,
In thousands, except per share data	2025	2024
Net income	$87,916	$63,823
Average common shares outstanding - basic	40,244	37,765
Additional shares for stock-based compensation plans (See Note 8)	60	31
Average common shares outstanding - diluted	40,304	37,796
Earnings per share of common stock:
Basic	$2.18	$1.69
Diluted	2.18	1.69
Additional information:
Anti-dilutive shares	10	15

4. SEGMENT INFORMATION

Prior to the first quarter of 2025, NW Holdings and NW Natural primarily operated in one reportable business segment, which was NW Natural's local gas distribution business, referred to as the NGD segment. NW Holdings and NW Natural also had investments and business activities not specifically related to the NGD segment, which were aggregated and reported as other.

During the first quarter of 2025, we evaluated the reportable business segments of NW Holdings and concluded that SiEnergy and NWN Water were also reportable business segments. In addition, the NGD segment was renamed to NWN Gas Utility. NW Holdings and NW Natural also have investments and business activities not specifically related to the NWN Gas Utility, SiEnergy, and NWN Water segments, which are aggregated and reported as NW Holdings Other. NW Holdings and NW Natural historical segment reporting has been recast to reflect their current organizational structure.

NW Holdings primarily operates in three reportable business segments, which are NWN Gas Utility, SiEnergy, and NWN Water. NW Natural primarily operates in one reportable business segment, which is NWN Gas Utility. NW Holdings and NW Natural also have investments and business activities not specifically related to the reportable business segments, which are aggregated and reported as other and described below for each entity.

NWN Gas Utility
NW Natural's local gas distribution segment is a regulated utility servicing customers in Oregon and southwest Washington. In addition to NW Natural's local gas distribution business, the NWN Gas Utility segment also includes the portion of the Mist underground storage facility used to serve its customers, the North Mist gas storage expansion in Oregon, NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, and NW Natural RNG Holding Company, LLC, a holding company established to invest in the development and procurement of regulated renewable natural gas for NW Natural. NWN Gas Utility segment does not include Interstate Storage Services and third-party asset management services, and appliance retail center operations which are reported in NW Natural Gas Other and included in NW Holdings Other.

SiEnergy Gas Utility
SiEnergy Gas Utility is a regulated natural gas distribution utility, serving customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also includes a regulated natural gas transmission utility serving customers in the greater metropolitan areas of Dallas and Austin, Texas.

NWN Water Utility
NWN Water Utility is a regulated water and wastewater utility serving residential and commercial customers in Oregon, Washington, Idaho, Texas, and Arizona. NWN Water also includes non-regulated wastewater utilities and water services businesses in Oregon, Washington and Idaho, and an equity method investment in Avion Water Company, Inc. (a regulated entity). In addition, NWN Water provides water services to communities throughout the Pacific Northwest and California.

NW Holdings Other
NW Holdings' activities in Other includes activities of NW Natural Renewables Holdings, LLC (NWN Renewables), which is engaged in non-regulated renewable natural gas activities; NNG Financial and its pipeline assets; and NWN Energy including its wholly owned subsidiary NW Natural Gas Storage, LLC (NWN Gas Storage), which was formerly involved in a gas storage business. Other also includes corporate revenues and expenses that cannot be allocated to other operations, including certain business development activities. NW Holdings Other also includes NW Natural Gas Other activities which includes activities in Interstate Storage Services and third-party asset management services, appliance retail center operations, and corporate operating and non-operating revenues and expenses that cannot be allocated to NWN Gas Utility operations.

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. Total assets by segment is not regularly provided to the Chief Operating Decision Maker (CODM) and is therefore omitted. The following table presents summary financial information concerning the reportable segments and other:

	Three Months Ended March 31,
In thousands	NWN Gas Utility	SiEnergy Gas Utility	NWN Water Utility	NW Holdings Other	NW Holdings
2025
Operating revenues	$441,076	$22,666	$13,909	$16,633	$494,284
Depreciation	35,723	2,070	2,394	313	40,500
Income from operations(1)	139,632	9,613	3,043	2,066	154,354
Interest expense, net	15,477	2,257	792	10,869	29,395
Income tax expense (benefit)	34,184	1,944	631	(2,232)	34,527
Capital expenditures	78,796	10,525	8,051	4,812	102,184

2024
Operating revenues	$417,864	$—	$10,695	$4,911	$433,470
Depreciation	30,830	—	1,991	277	33,098
Income from operations(1)	107,973	—	454	1,400	109,827
Interest expense, net	15,968	—	1,480	3,083	20,531
Income tax expense (benefit)	24,920	—	(259)	(322)	24,339
Capital expenditures	71,494	—	10,087	636	82,217

	Three Months Ended March 31,
In thousands	NWN Gas Utility	NW Natural Gas Other	NW Natural
2025
Operating revenues	$441,076	$7,737	$448,813
Depreciation	35,723	313	36,036
Income from operations(1)	139,632	5,400	145,032
Interest expense, net	15,477	103	15,580
Income tax expense	34,184	1,480	35,664
Capital expenditures	78,796	4,812	83,608

2024
Operating revenues	$417,864	$4,911	$422,775
Depreciation	30,830	277	31,107
Income from operations(1)	107,973	2,658	110,631
Interest expense, net	15,968	110	16,078
Income tax expense	24,920	753	25,673
Capital expenditures	71,494	543	72,037

(1)     Income (loss) from operations is not a financial measure used by the CODM for NWN Gas Utility, but is included in the table above to enable the reconciliation of NWN Gas Utility margin to consolidated income before taxes in accordance with ASU 2023-07.
NW Holdings and NW Natural's CODM is the chief executive officer. The CODM uses NWN Gas Utility margin, SiEnergy margin and NWN Water income from operations to allocate resources, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel. The CODM also uses NWN Gas Utility margin, SiEnergy margin and NWN Water income from operations to assess the performance of NWN Gas Utility, SiEnergy and NWN Water, respectively.
NWN Gas Utility Margin
NWN Gas Utility margin is the primary financial measure used by the CODM, consisting of NWN Gas Utility operating revenues, reduced by the associated cost of gas, environmental remediation expense, and revenue taxes. The cost of gas purchased for NWN Gas Utility customers is generally a pass-through cost in the amount of revenues billed to regulated NWN Gas Utility customers. Environmental remediation expense represents collections received from customers through environmental recovery mechanisms in Oregon and Washington as well as adjustments for the Oregon environmental earnings test when applicable. This is offset by environmental remediation expense presented in operating expenses. Revenue taxes are collected from customers and remitted to taxing authorities. The collections from customers are offset by the expense recognition of the obligation to the taxing authority. By subtracting cost of gas, environmental remediation expense, and revenue taxes from NWN Gas Utility operating revenues, NWN Gas Utility margin provides a key metric used by the CODM in assessing the performance of the NWN Gas Utility segment.
The following table presents additional segment information concerning NWN Gas Utility margin:

	Three Months Ended March 31,
In thousands	2025	2024
NWN Gas Utility margin calculation:
Distribution revenues	$435,908	$412,987
Other regulated services	5,168	4,877
Total operating revenues	441,076	417,864
Less: Cost of gas	159,436	175,773
Environmental remediation	6,253	5,746
Revenue taxes	18,565	18,195
NWN Gas Utility margin	$256,822	$218,150
Operations and maintenance	66,675	64,439
General taxes	14,792	14,908
Depreciation	35,723	30,830
NWN Gas Utility income from operations	$139,632	$107,973

SiEnergy Gas Utility Margin
SiEnergy Gas Utility margin is the primary financial measure used by the CODM, consisting of SiEnergy operating revenues, reduced by the associated cost of gas and revenue taxes. The cost of gas purchased for SiEnergy customers is generally a pass-through cost in the amount of revenues billed to regulated SiEnergy customers. Revenue taxes are collected from customers and remitted to taxing authorities. The collections from customers are offset by the expense recognition of the obligation to the taxing authority. By subtracting cost of gas and revenue taxes from SiEnergy operating revenues, SiEnergy margin provides a key metric used by the CODM in assessing the performance of the segment.

The following table presents additional segment information concerning SiEnergy margin:

Three Months Ended March 31,
In thousands	2025
SiEnergy Gas Utility margin calculation:
Distribution revenues	$22,666
Total operating revenues	22,666
Less: Cost of gas	8,303
Revenue taxes	779
SiEnergy Gas Utility margin	13,584
Operations and maintenance	1,682
General taxes	219
Depreciation	2,070
SiEnergy Gas Utility income from operations	$9,613

Significant Segment Expenses
Public entities are required to disclose significant segment expenses for each reportable segment if they are regularly provided to the CODM and included in the reported measure of segment profit/loss. This requirement does not necessitate additional disclosure for the NWN Gas Utility and SiEnergy segments, as all expense categories are presented above in the NWN Gas Utility margin table and SiEnergy margin table, respectively. Significant segment expenses for NWN Water are presented below.

	Three Months Ended March 31,
In thousands	2025	2024
Operating revenues	$13,909	$10,695
Operating expenses:
Operations and maintenance	7,265	6,796
Depreciation	2,394	1,991
Other operating expenses(1)	1,207	1,454
Income from operations	$3,043	$454
(1) Other operating expenses include general and revenue taxes and other expenses.

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

During the three months ended March 31, 2025, NW Holdings issued and sold 22,954 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $1.0 million, net of fees and commissions paid to agents of $10 thousand. As of March 31, 2025, NW Holdings had $150.6 million of equity available for issuance under the ATM equity program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries. Contributions to subsidiaries will be used for general corporate purposes.

6. REVENUE

The following tables present disaggregated revenue of NW Holdings:

	Three Months Ended March 31,
In thousands	NWN Gas Utility	SiEnergy Gas Utility (1)	NWN Water Utility	NW Holdings Other	NW Holdings
2025
Natural gas sales	$430,249	$22,666	$—	$1,170	$454,085
Gas storage revenue, net	—	—	—	4,616	4,616
Asset management revenue, net	—	—	—	1,749	1,749
Water and wastewater revenue	—	—	13,909	—	13,909
Appliance retail center revenue	—	—	—	1,372	1,372
Renewable natural gas sales	—	—	—	7,726	7,726
Other revenue	952	—	—	—	952
Revenue from contracts with customers	431,201	22,666	13,909	16,633	484,409
Alternative revenue	5,569	—	—	—	5,569
Leasing revenue	4,306	—	—	—	4,306
Total operating revenues	$441,076	$22,666	$13,909	$16,633	$494,284

2024
Natural gas sales	$410,839	$—	$—	$—	$410,839
Gas storage revenue, net	—	—	—	3,005	3,005
Asset management revenue, net	—	—	—	602	602
Water and wastewater revenue	—	—	10,695	—	10,695
Appliance retail center revenue	—	—	—	1,304	1,304
Other revenue	774	—	—	—	774
Revenue from contracts with customers	411,613	—	10,695	4,911	427,219
Alternative revenue	2,125	—	—	—	2,125
Leasing revenue	4,126	—	—	—	4,126
Total operating revenues	$417,864	$—	$10,695	$4,911	$433,470
(1)    Prior year comparative disaggregated revenues are not provided for SiEnergy as it was acquired by NW Holdings January 7, 2025.

The following tables present disaggregated revenue of NW Natural:

	Three Months Ended March 31,
In thousands	NWN Gas Utility	NW Natural Other	NW Natural
2025
Natural gas sales	$430,249	$—	$430,249
Gas storage revenue, net	—	4,616	4,616
Asset management revenue, net	—	1,749	1,749
Appliance retail center revenue	—	1,372	1,372
Other revenue	952	—	952
Revenue from contracts with customers	431,201	7,737	438,938
Alternative revenue	5,569	—	5,569
Leasing revenue	4,306	—	4,306
Total operating revenues	$441,076	$7,737	$448,813

2024
Natural gas sales	$410,839	$—	$410,839
Gas storage revenue, net	—	3,005	3,005
Asset management revenue, net	—	602	602
Appliance retail center revenue	—	1,304	1,304
Other revenue	774	—	774
Revenue from contracts with customers	411,613	4,911	416,524
Alternative revenue	2,125	—	2,125
Leasing revenue	4,126	—	4,126
Total operating revenues	$417,864	$4,911	$422,775

NW Natural's revenue represents substantially all of NW Holdings' revenue and is recognized when the obligation to customers is satisfied and in the amount expected to be received in exchange for transferring goods or providing services. Revenue from contracts with customers contains one performance obligation that is generally satisfied over time, using the output method based on time elapsed, due to the continuous nature of the service provided. The transaction price is determined by a set price agreed upon in the contract or dependent on regulatory tariffs. Customer accounts are settled on a monthly basis or paid at time of sale and based on historical experience. It is probable that we will collect substantially all of the consideration to which we are entitled. We evaluated the probability of collection in accordance with the current expected credit losses standard.

NW Holdings and NW Natural do not have any material contract assets, as net accounts receivable and accrued unbilled revenue balances are unconditional and only involve the passage of time until such balances are billed and collected. NW Holdings and NW Natural do not have any material contract liabilities.

Revenue taxes are included in operating revenues with an equal and offsetting expense recognized in operating expenses in the consolidated statements of comprehensive income. Revenue-based taxes are primarily franchise taxes, which are collected from utility customers and remitted to taxing authorities.

Components of Revenue
The components of NW Holdings' revenue, by reportable business segment, are explained below.

NWN Gas Utility
Natural Gas Sales
NW Natural's primary source of revenue is providing natural gas to customers in the NWN Gas Utility service territory, which includes residential, commercial, industrial and transportation customers. NWN Gas Utility revenue is generally recognized over time upon delivery of the gas commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the Oregon and Washington tariffs. There is no right of return or warranty for services provided. Revenues include firm and interruptible sales and transportation services, franchise taxes recovered from the customer, late payment fees, service fees, and accruals for gas delivered but not yet billed (accrued unbilled revenue). The accrued unbilled revenue balance is based on estimates of deliveries during the period from the last meter reading and management judgment is required for a number of factors used in this calculation, including customer use and weather factors.

Customer accounts are to be paid in full each month and there is no significant financing component for this source of revenue. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations.

Alternative Revenue
Weather normalization (WARM) and decoupling mechanisms are considered to be alternative revenue programs. Alternative revenue programs are considered to be contracts between NW Natural and its regulator and are excluded from revenue from contracts with customers.

Leasing Revenue
Leasing revenue primarily consists of revenues from NW Natural's North Mist Storage contract with PGE in support of PGE's gas-fired electric power generation facilities under an initial 30-year contract with options to extend, totaling up to an additional 50 years upon mutual agreement of the parties. The facility is accounted for as a sales-type lease with regulatory accounting deferral treatment. The investment is included in rate base under an established cost-of-service tariff schedule, with revenues recognized according to the tariff schedule and profit upon commencement was deferred and will be amortized over the lease term. Leasing revenue also contains rental revenue from small leases of property owned by NW Natural to third parties. The majority of these transactions are accounted for as operating leases and the revenue is recognized over the term of the lease agreement. Lease revenue is excluded from revenue from contracts with customers. See Note 7 for additional information.

SiEnergy Gas Utility
SiEnergy Gas Utility's primary source of revenue is providing natural gas to customers in the SiEnergy service territory, which includes residential and commercial customers. SiEnergy revenue is generally recognized over time upon delivery of the gas commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the Texas tariff. There is no right of return or warranty for services provided.

Customer accounts are to be paid in full each month and there is no significant financing component for this source of revenue. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations.

NWN Water Utility
NWN Water Utility provides water and wastewater services to customers. Water and wastewater service revenue is generally recognized over time upon delivery of the water commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the tariffs established in the states we operate. There is no right of return or warranty for services provided.

Customer accounts are to be paid in full each month, bi-monthly, or quarterly and as such, there is no significant financing component for this source of revenue. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations.

NW Holdings Other
Renewable Natural Gas Sales
NWN Renewables is an unregulated subsidiary of NW Holdings established to pursue investments in renewable natural gas (RNG) activities. NWN Renewables' primary source of revenue is from the sale of RNG under long-term contracts. RNG revenue is generally recognized over time upon delivery of the gas commodity to the customer at the designated delivery point and the amount of consideration received and recognized as revenue is dependent on a variable pricing model defined per the contract. Customer accounts are to be paid in full each month and as such, there is no significant financing component for this source of revenue. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations.

NW Natural Gas Storage Revenue
NW Natural's other revenue includes gas storage activity, which includes Interstate Storage Services used to store natural gas for customers. Gas storage revenue is generally recognized over time as the gas storage service is provided to the customer and the amount of consideration received and recognized as revenue is dependent on set rates defined per the storage agreements. Noncash consideration in the form of dekatherms of natural gas is received as consideration for providing gas injection services to gas storage customers. This noncash consideration is measured at fair value using the average spot rate. Customer accounts are generally paid in full each month, and there is no right of return or warranty for services provided. Revenues include firm and interruptible storage services, net of the profit sharing amount refunded to NWN Gas Utility customers.

NW Natural Asset Management Revenue
Revenues include the optimization of storage assets and pipeline capacity by a third-party and are provided net of the profit sharing amount refunded to NWN Gas Utility customers. Certain asset management revenues received are recognized over time using a straight-line approach over the term of each contract, and the amount of consideration received and recognized as revenue is dependent on a variable pricing model. Variable revenues earned above guaranteed amounts are estimated and recognized at the end of each period using the most likely amount approach. Additionally, other asset management revenues may be based on a fixed rate. Generally, asset management accounts are settled on a monthly basis.

As of March 31, 2025, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $119.3 million. Of this amount, approximately $20.0 million will be recognized during the remainder of 2025, $22.8 million in 2026, $17.2 million in 2027, $13.9 million in 2028, $13.9 million in 2029 and $31.5 million thereafter. The amounts presented here are calculated using current contracted rates.

NW Natural Appliance Retail Center Revenue
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

The components of NW Natural's revenue are described above in NWN Gas Utility and NW Holdings Other.

7. LEASES

Lease Revenue
Leasing revenue primarily consists of NW Natural's North Mist natural gas storage agreement with PGE, which is billed under an OPUC-approved rate schedule and includes an initial 30-year term beginning May 2019 with options to extend, totaling up to an additional 50 years upon mutual agreement of the parties. Under U.S. GAAP, this agreement is classified as a sales-type lease and qualifies for regulatory accounting deferral treatment. The investment in the storage facility is included in rate base under a separately established cost-of-service tariff, with revenues recognized according to the tariff schedule. As such, the selling profit that was calculated upon commencement as part of the sale-type lease recognition was deferred and will be amortized over the lease term. Billing rates under the cost-of-service tariff will be updated annually to reflect current information including depreciable asset levels, forecasted operating expenses, and the results of regulatory proceedings, as applicable, and revenue received under this agreement is recognized as operating revenue on the consolidated statements of comprehensive income. There are no variable payments or residual value guarantees. The lease does not contain an option to purchase the underlying assets. NW Natural also maintains other immaterial sales type leases that are subject to an OPUC approved rate schedule. None of these other leases have variable payments or residual value guarantees and no significant selling profit upon lease commencement.

NW Natural also maintains a sales-type lease for specialized compressor facilities to provide high pressure compressed natural gas (CNG) services. Lease payments are outlined in an OPUC-approved rate schedule over a 10-year term. There are no variable payments or residual value guarantees. The selling profit computed upon lease commencement was not significant.

Our lessor portfolio also contains small leases of property owned by NW Holdings and NW Natural to third parties. These transactions are accounted for as operating leases and the revenue is recognized over the term of the lease agreement.

The components of lease revenue at NW Holdings and NW Natural were as follows:

In thousands	Three Months Ended March 31,
	2025	2024
NW Natural:
Lease revenue
Operating leases	$21	$22
Sales-type leases	4,285	4,104
Total lease revenue	$4,306	$4,126

Lease revenue related to operating leases associated with NW Holdings non-utility property rentals was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024. This lease revenue is presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at March 31, 2025 are as follows:

In thousands	Operating	Sales-Type	Total
NW Holdings:
Remainder of 2025	$513	$11,442	$11,955
2026	99	14,901	15,000
2027	84	14,500	14,584
2028	58	14,004	14,062
2029	59	13,594	13,653
Thereafter	741	192,850	193,591
Total minimum lease payments	$1,554	261,291	$262,845
Less: imputed interest		140,072
Total leases receivable		$121,219

NW Natural:
Remainder of 2025	$473	$11,442	$11,915
2026	43	14,901	14,944
2027	27	14,500	14,527
2028	—	14,004	14,004
2029	—	13,594	13,594
Thereafter	—	192,850	192,850
Total minimum lease payments	$543	261,291	$261,834
Less: imputed interest		140,072
Total leases receivable		$121,219

The total leases receivable above is reported under the NWN Gas Utility segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $6.1 million, $5.6 million and $6.0 million at March 31, 2025 and 2024 and December 31, 2024, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of 2 months to 15 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

NW Holdings assumed eight leases in connection with the SiEnergy acquisition. The leases primarily relate to office space, warehouse facilities, and land use agreements supporting the operations of SiEnergy. The assumed leases resulted in an increase of $2.3 million to both the operating lease right of use asset and operating lease liabilities recognized by NW Holdings. No finance type leases were assumed as part of the acquisition. The assumed lease balances are reflected in the disclosures and financial statements of NW Holdings as of March 31, 2025. Refer to Note 14 for additional information.

The components of lease expense, a portion of which is capitalized, were as follows:

In thousands	Three Months Ended March 31,
	2025	2024
NW Holdings:
Operating lease expense	$2,111	$1,907
Short-term lease expense	189	81

NW Natural:
Operating lease expense	$1,867	$1,862
Short-term lease expense	189	81

Supplemental balance sheet information related to operating leases as of March 31, 2025 and 2024 and December 31, 2024 is as follows:

In thousands	March 31,		December 31,
	2025	2024	2024
NW Holdings:
Operating lease right of use asset	$70,455	$70,547	$68,626

Operating lease liabilities - current liabilities	$2,662	$2,053	$1,840
Operating lease liabilities - non-current liabilities	77,226	77,051	75,914
Total operating lease liabilities	$79,888	$79,104	$77,754

NW Natural:
Operating lease right of use asset	$67,717	$70,019	$68,115

Operating lease liabilities - current liabilities	$1,895	$1,863	$1,653
Operating lease liabilities - non-current liabilities	75,230	76,624	75,591
Total operating lease liabilities	$77,125	$78,487	$77,244

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	March 31,		December 31,
	2025	2024	2024
Weighted-average remaining lease term (years)	15.0	16.0	15.3
Weighted-average discount rate	7.3%	7.3%	7.3%
As part of the SiEnergy acquisition, NW Holdings assumed operating leases with a weighted-average remaining lease term of 5.0 years and a weighted-average discount rate of 6.1%.

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $9.2 million, $8.3 million and $9.0 million as of March 31, 2025 and 2024 and December 31, 2024, respectively.

Maturities of operating lease liabilities at March 31, 2025 were as follows:

In thousands	NW Natural	NW Holdings
Remainder of 2025	$6,452	$7,092
2026	7,571	8,287
2027	7,562	8,172
2028	7,744	8,256
2029	7,929	8,453
Thereafter	93,373	93,586
Total lease payments	130,631	133,846
Less: imputed interest	53,506	53,958
Total lease obligations	77,125	79,888
Less: current obligations	1,895	2,662
Long-term lease obligations	$75,230	$77,226

Supplemental cash flow information related to leases was as follows:

In thousands	Three Months Ended March 31,
	2025	2024
NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,918	$1,855
Finance cash flows from finance leases	72	97
Right of use assets obtained in exchange for lease obligations
Operating leases(1)	$2,647	$—
Finance leases	72	97

NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,861	$1,811
Finance cash flows from finance leases	72	97
Right of use assets obtained in exchange for lease obligations
Operating leases	$346	$—
Finance leases	72	97
(1) Includes $2.3 million of non-cash operating lease right of use asset and operating lease liabilities recognized as part of the SiEnergy acquisition.

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $3.1 million, $2.7 million and $3.0 million at March 31, 2025 and 2024 and at December 31, 2024, respectively.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees, including officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2024 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the three months ended March 31, 2025, the final performance factor under the 2023-2025 LTIP was approved and 43,978 performance-based shares were granted under the 2023-2025 LTIP for accounting purposes. As such, NW Natural began recognizing compensation expense.

In February 2024, LTIP shares were awarded to participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2026, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of March 31, 2025, and therefore, no expense was recognized for the 2024-2026 award. NW Holdings will calculate the grant date fair value and the applicable subsidiaries of NW Holdings will recognize expense over the remaining service period for each award once the final performance factor has been approved.

In February 2025, LTIP shares were awarded to certain participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2027, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of March 31, 2025, and therefore, no expense was recognized for the 2025-2027 award. NW Holdings will calculate the grant date fair value and the applicable subsidiaries of NW Holdings will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2024-2026 and 2025-2027 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2024-2026 and 2025-2027 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of peer group companies over the performance period of three years for each respective award. If the targets were achieved for the 2024-2026 and 2025-2027 awards, NW Holdings would grant for accounting purposes 73,150 and 76,500 shares in the first quarters of 2026 and 2027, respectively.

In February 2025, 6,135 LTIP shares were awarded to certain participants. The LTIP awards share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2025-2027 performance shares consist of a three-year ROIC threshold that must be satisfied and a 3-year cumulative EBITDA, which can be modified by a TSR modifier relative to the performance peer group companies over the period group.

As of March 31, 2025, there was $0.5 million of unrecognized compensation, which is expected to be recognized through 2027.

Restricted Stock Units
During the three months ended March 31, 2025, 67,149 RSUs were granted under the LTIP with a weighted-average grant date fair value of $41.68 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of three years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date.

As of March 31, 2025, there was $5.2 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2028.

9. DEBT

Short-Term Debt
At March 31, 2025, March 31, 2024 and December 31, 2024, short-term debt consisted of the following:

	March 31, 2025		March 31, 2024		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
NW Natural commercial paper	$—	—%	$31.7	5.5%	$136.5	4.8%
NW Holdings credit agreement	81.1	5.5%	63.0	6.3%	33.6	5.5%
Total short-term debt	$81.1		$94.7		$170.1
(1) Weighted average interest rate on outstanding short-term debt

Commercial Paper Programs
On March 21, 2025, NW Holdings initiated a commercial paper program. At March 31, 2025, there was no commercial paper outstanding at NW Holdings or NW Natural.

SiEnergy Revolving Credit Facility
On January 7, 2025, NW Holdings acquired all of the issued and outstanding limited liability company interest of SiEnergy. SiEnergy's subsidiary, Si Investment Co., has a revolving credit facility (the Revolving Facility) and a term loan credit facility (the Delayed Draw Term Loan Facility) under its Credit Agreement dated December 22, 2020 between SiEnergy, its subsidiaries Si Investment Co, LLC (Si Investment Co), SiEnergy, L.P., Terra Transmission, LLC, SiEnergy Power Solutions, LLC, and SiEnergy GP, L.L.C., and ING Capital LLC, as administrative agent and L/C Issuer (as defined therein), and the lenders party thereto (as amended, the Amended Credit Agreement). The Delayed Draw Term Loan Facility is described below in the Long-Term Debt section. The Revolving Facility has commitments in the aggregate of $5.0 million, including a letter of credit sublimit of $1.0 million. Si Investment Co is required to pay upfront fees, structuring fees, annual administrative fees, commitment fees, letter of credit fees and certain other fees. Loans extended under the Revolving Facility bear interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin is 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans. At March 31, 2025, there were no borrowings on the Revolving Facility.

Acquisition Bridge Facility
On January 7, 2025, NW Holdings entered into a 364-Day Term Loan Credit Agreement (the Acquisition Bridge Facility) among NW Holdings, as borrower, certain lenders parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which NW Holdings borrowed a $273.0 million senior unsecured term loan (the Bridge Loan), the proceeds of which were used to finance the SiEnergy acquisition, with any remaining proceeds to be used for working capital needs and for general corporate purposes. The Bridge Loan was repaid in full in March 2025.

Long-Term Debt
At March 31, 2025, March 31, 2024 and December 31, 2024, NW Holdings' long-term debt consisted of the following:

	March 31, 2025		March 31, 2024		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,374.7	4.6%	$1,374.7	4.6%	$1,374.7	4.6%
SiEnergy term loan(3)	149.6	6.1%	—	—%	—	—%
NWN Water term loan	55.0	4.7%	55.0	4.7%	55.0	4.7%
Other water debt	5.0		6.5		6.1
NW Holdings unsecured senior bonds	285.0	5.7%	150.0	5.8%	285.0	5.7%
NW Holdings term loan	50.0	5.3%	—	—%	—	—%
NW Holdings junior subordinated debentures	325.0	7.0%	—	—%	—	—%
Long-term debt, gross	2,244.3		1,586.2		1,720.8
Less: unamortized debt issuance costs	14.4		10.6		10.6
Less: current maturities	36.8		0.9		30.8
Total long-term debt	$2,193.1		$1,574.7		$1,679.4
(1) Weighted average interest rate for the three months ended March 31, 2025 and March 31, 2024
(2) Weighted average interest rate for the year ended December 31, 2024
(3) On January 7, 2025, NW Holdings acquired SiEnergy. SiEnergy's subsidiary, Si Investment Co., had this existing term loan facility outstanding at the date of acquisition.

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2025 through 2053 and interest rates ranging from 2.82% to 7.85%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2034 and interest rates ranging from 5.52% to 5.86%. NWN Water's term loan is due in 2026. In March 2024, NW Holdings retired a $100.0 million credit agreement and NWN Water retired a $50.0 million credit agreement. As of March 31, 2025, $30.0 million of debt is scheduled to mature in the next twelve months at NW Natural and $6.8 million of debt is scheduled to mature in the next twelve months at NW Holdings Other.

SiEnergy Delayed Draw Term Loan Facility
On January 7, 2025, NW Holdings acquired all of the issued and outstanding limited liability company interest of SiEnergy. SiEnergy's subsidiary, Si Investment Co., has a term loan credit facility (the Delayed Draw Term Loan Facility), on a delayed draw basis, which had initial aggregate commitments, as amended, of $200.0 million, of which $33.3 million remained in effect as of March 31, 2025. As of March 31, 2025, the outstanding principal balance of the Delayed Draw Term Loan Facility is $149.6 million.

Loans extended under the Delayed Draw Term Loan Facility bear interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin is 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans.

Loans borrowed under the Delayed Draw Term Loan Facility from time to time become funded term loans (Funded Term Loans), which are subject to required amortization, once per year. Si Investment Co. is required to make principal payments with respect to Funded Term Loans in equal quarterly installments in an amount sufficient to amortize such loans over a period of 25 years. In addition, the Delayed Draw Term Loan Facility is subject to certain mandatory prepayments, including in connection with certain asset sales or casualty or that result in Loan Parties’ receipt of certain insurance or condemnation proceeds. The Delayed Draw Term Loan Facility matures on December 22, 2026.

Issuance of Long-Term Debt
On January 6, 2025, NW Holdings entered into a Term Loan Credit Agreement (the Term Loan Agreement), among NW Holdings, as borrower, certain lenders parties thereto, and U.S. Bank National Association, as Administrative Agent, pursuant to which NW Holdings borrowed a $50.0 million senior unsecured term loan (the Term Loan), the proceeds of which will be used for working capital needs and for general corporate purposes. The Term Loan is due and payable on April 6, 2026. NW Holdings may prepay the Term Loan without premium or penalty (other than customary breakage costs, if applicable). Amounts prepaid may not be reborrowed.

The Term Loan Agreement bears interest at a per annum rate equal to the sum of (x) either (i) term SOFR with a one-, three- or six-month tenor, plus an adjustment of 0.10%, or (ii) the Alternate Base Rate, as defined in the Term Loan Agreement, plus (y)

the Applicable Margin, as defined in the Term Loan Agreement. The Applicable Margin is 0.90% per annum, for term SOFR loans, and 0.00% per annum, for Alternate Base Rate loans.

On March 12, 2025, NW Holdings entered into an Underwriting Agreement for the sale of $325.0 million in aggregate principal amount of the Company’s Junior Subordinated Debentures due September 15, 2055 (Junior Subordinated Debentures). The Company will pay interest on the Junior Subordinated Debentures (i) from and including the date of original issuance to, but not including, September 15, 2035, at an annual rate of 7.0% and (ii) from and including September 15, 2035, during each Interest Reset Period at an annual rate equal to the Five-Year Treasury Rate as of the most recent Reset Interest Determination Date plus 2.701%. The sale of the Junior Subordinated Debentures closed on March 18, 2025.

Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.8%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026, along with the variable-rate debt.

Fair Value of Long-Term Debt
NW Holdings' and NW Natural's outstanding debt does not trade in active markets. The fair value of debt is estimated using the value of outstanding debt at natural gas distribution companies with similar credit ratings, terms, and remaining maturities to NW Holdings' and NW Natural's debt that actively trade in public markets. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in the 2024 Form 10-K for a description of the fair value hierarchy.

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	March 31,		December 31,
In thousands	2025	2024	2024
NW Holdings:
Gross long-term debt	$2,244,343	$1,586,189	$1,720,752
Unamortized debt issuance costs	(14,434)	(10,585)	(10,610)
Carrying amount	2,229,909	1,575,604	1,710,142
Estimated fair value(1)	2,069,755	1,425,765	1,542,208

NW Natural:
Gross long-term debt	$1,374,700	$1,374,700	$1,374,700
Unamortized debt issuance costs	(9,133)	(9,801)	(9,301)
Carrying amount	1,365,567	1,364,899	1,365,399
Estimated fair value(1)	1,198,674	1,214,625	1,191,194
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

The following table provides the components of net periodic benefit cost (credit) for the pension and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
In thousands	2025	2024	2025	2024
Service cost	$885	$980	$27	$25
Interest cost	5,410	5,160	288	248
Expected return on plan assets	(5,433)	(5,935)	—	—
Amortization of net actuarial loss	2,444	1,495	20	—
Net periodic benefit cost (credit)	3,306	1,700	335	273
Amount allocated to construction	(434)	(425)	(11)	(8)
Net periodic benefit cost (credit) charged to expense	2,872	1,275	324	265
Amortization of regulatory balancing account	2,801	2,801	—	—
Net amount charged to expense	$5,673	$4,076	$324	$265

Net periodic benefit costs are reduced by amounts capitalized to NWN Gas Utility plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended March 31,
In thousands	2025	2024
Beginning balance	$(7,052)	$(7,237)
Amounts reclassified to AOCL	—	(183)
Amounts reclassified from AOCL:
Amortization of actuarial losses	200	173
Total reclassifications before tax	200	(10)
Tax benefit	(25)	(112)
Total reclassifications for the period	175	(122)
Ending balance	$(6,877)	$(7,359)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made $2.6 million of cash contributions to its qualified defined benefit pension plans during the three months ended March 31, 2025 and no cash contributions during the three months ended March 31, 2024. During 2025, NW Natural expects to make additional cash contributions of approximately $8.7 million.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $4.0 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively.

See Note 10 in the 2024 Form 10-K for more information concerning these retirement and other postretirement benefit plans.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended March 31,
	NW Holdings		NW Natural
In thousands	2025	2024	2025	2024
Income tax at statutory rate (federal)	$25,713	$18,514	$26,608	$19,579
State income tax	9,980	7,577	10,202	7,849
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(1,668)	(1,579)	(1,668)	(1,580)
Other, net	502	(173)	522	(175)
Total provision for income taxes	$34,527	$24,339	$35,664	$25,673

Effective income tax rate	28.2%	27.6%	28.1%	27.5%

The NW Holdings and NW Natural effective income tax rates for the three months ended March 31, 2025 compared to the same period in 2024 changed primarily as a result of the regulatory tax benefit amortization providing less rate benefit due to higher pre-tax income. See Note 11 in the 2024 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2023 tax year was completed during the first quarter of 2025. There were no material changes to the return as filed. The 2024 and 2025 tax years are subject to examination under CAP.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	March 31,		December 31,
In thousands	2025	2024	2024
NW Holdings:
Plant in service	$5,091,181	$4,495,386	$4,769,565
Construction work in progress	176,882	164,718	149,354
Less: Accumulated depreciation	1,266,222	1,218,580	1,246,592
Total property, plant, and equipment, net	$4,001,841	$3,441,524	$3,672,327

Capital expenditures in accrued liabilities	$32,042	$32,494	$26,610

NW Natural:
Plant in service	$4,634,047	$4,339,366	$4,577,955
Construction work in progress	146,433	149,565	128,764
Less: Accumulated depreciation	1,237,907	1,199,866	1,222,413
Total property, plant, and equipment, net	$3,542,573	$3,289,065	$3,484,306

Capital expenditures in accrued liabilities	$23,457	$31,233	$24,625

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	March 31,		December 31,	March 31,		December 31,
In thousands	2025	2024	2024	2025	2024	2024
Investments in life insurance policies	$45,936	$45,937	$45,772	$45,936	$45,937	$45,772
Investments in gas reserves, non-current	17,500	20,406	18,166	17,500	20,406	18,166
Investment in unconsolidated affiliates	19,227	17,738	18,298	—	—	—
Total other investments	$82,663	$84,081	$82,236	$63,436	$66,343	$63,938

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2024 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of March 31, 2025. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $2.6 million, $3.8 million, and $2.6 million, which are recorded as liabilities in the March 31, 2025, March 31, 2024, and December 31, 2024 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.7 million, $2.2 million, and $2.7 million as of March 31, 2025, March 31, 2024, and December 31, 2024, respectively. See Note 13 in the 2024 Form 10-K.

Investments in Unconsolidated Affiliates
In December 2021, NWN Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. NWN Water subsequently increased its ownership stake in Avion Water as follows:

In millions	Amount	Ownership %
July 2022	$1.0	40.3%
June 2023	$1.0	43.1%
January 2024	$1.0	45.6%
February 2025	$1.0	47.9%

Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 16,000 connections and employing 39 people. The carrying value of the equity method investment is $10.0 million higher than the underlying equity in the net assets of the investee at March 31, 2025 due to equity method goodwill. NWN Water's share in the earnings (loss) of Avion Water is included in other income (expense), net.

14. BUSINESS COMBINATIONS

2025 Business Combinations
On January 7, 2025 NW Holdings acquired 100% of the outstanding membership interests of SiEnergy Operating, LLC from SiEnergy Capital Partners, LLC, an affiliate of Ridgewood Infrastructure. Total consideration included $271.1 million in cash and the assumption of $156.1 million of outstanding debt. SiEnergy is a regulated natural gas distribution utility, serving approximately 73,000 customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also includes a regulated natural gas transmission utility serving customers in the greater metropolitan areas of Dallas and Austin, Texas.
The SiEnergy acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with SiEnergy. This allocation is considered preliminary as of March 31, 2025, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate SiEnergy. As a result, subsequent adjustments to the preliminary valuation of tangible assets, regulatory assets and liabilities including asset removal costs, contract assets and liabilities, tax positions, and goodwill may be required. Any such adjustments are to be completed within the one-year measurement period. Acquisition costs totaling $2.3 million in the fourth quarter of 2024 and $5.3 million in the first quarter of 2025 were expensed as incurred. Acquisition costs related to SiEnergy are included in operations and maintenance expenses in the consolidated statements of comprehensive income. The transaction aligns with NW Holdings' growth strategy and further expands the service territory in Texas.

Preliminary goodwill of $171.0 million was recognized from this acquisition. The goodwill recognized is attributable to SiEnergy's natural gas utility service territory, experienced workforce, and the strategic benefits expected from growth in its service territory. No intangible assets aside from goodwill were recognized. The amount of goodwill that is expected to be deductible for income tax purposes is $178.6 million.

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed as the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$271,087

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$16,677
Property, plant and equipment	256,246
Non-current assets	3,872
Current liabilities	(24,776)
Non-current liabilities	(151,893)
Total identifiable net assets	$100,126
Goodwill	$170,961

The table below presents the unaudited pro forma revenues and earnings of NW Holdings as if the acquisition had occurred as of January 1, 2024:

	Three Months Ended March 31,
In thousands	2025	2024
Operating revenues	$496,281	$452,155
Net income	$91,152	$58,142

The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed on January 1, 2024, nor is it necessarily indicative of future results of operations of the combined company. Pro forma net income for the three months ended March 31, 2024 and March 31, 2025 were adjusted to reflect the following:
•acquisition costs of $7.6 million incurred by NW Holdings' in the first quarter of 2025 and the fourth quarter of 2024, were reflected to have occurred in the first quarter 2024 and the first quarter 2025 costs were removed from the three months ended March 31, 2025 pro forma net income;
•the capital structure for NW Holdings' was modified to reflect the Junior Subordinated Debentures issued in March 2025 to represent the ongoing capital structure and reflects the issuance to have occurred on January first of each respective period;
•the results of SiEnergy were adjusted to represent results as though it were owned as of January first of each respective period; and
•all adjustments were net tax effected using a statutory tax rate of 26.5%

The amount of SiEnergy revenues and net income included in NW Holdings' consolidated statements of comprehensive income was $22.7 million and $5.5 million, respectively, for the three months ended March 31, 2025.

Other 2025 Business Combinations
During the first quarter of 2025, NWN Water and its subsidiaries acquired the assets of two additional businesses qualifying as business combinations. The aggregate fair value of the consideration transferred for these acquisitions was $1.6 million, most of which was allocated to property, plant and equipment. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its water and wastewater service territories and included:
•Everett Square, Inc. in Texas
•ES Water Utility Consolidators, Inc. in Texas

2024 Business Combinations
During the year ended December 31, 2024, NWN Water completed the acquisition of Infrastructure Capital Holdings (ICH), which includes 100% of the membership interests of the following entities:
•Avimor Water Reclamation Company, LLC
•Bents Court Water Company, LLC
•Emerald Valley Wastewater Company, LLC
•OMSID Infrastructure Holdings Company, LLC

•Quigley Recycled Water Company, LLC
•Mines Park Infrastructure Holdings Company, LLC
•Puttman Infrastructure Services Company, LLC
•Lakeshore Water Company, LLC
•Seavey Loop Water Company, LLC
•South Coast Water Company, LLC

The acquisition added wastewater and recycled water customers across Oregon, Idaho and California. The acquisition-date fair value of the total consideration transferred was $29.9 million.

The ICH acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with ICH. This allocation is considered preliminary as of March 31, 2025, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate ICH. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period. The acquisition costs were not material and expensed as incurred.

Preliminary goodwill of $18.2 million was recognized from this acquisition. The goodwill recognized is attributable to ICH's water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were recognized. The amount of goodwill that is expected to be deductible for income tax purposes is $18.4 million.

The following table summarizes the consideration transferred and the amounts of identified assets and liabilities assumed as the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$29,902

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$619
Property, plant and equipment	11,742
Non-current assets	144
Current liabilities	(742)
Non-current liabilities	(64)
Total identifiable net assets	$11,699
Goodwill	$18,203

The amount of ICH revenues and earnings included in NW Holdings' consolidated statements of comprehensive income is $1.3 million and $0.5 million, respectively, for the three months ended March 31, 2025.

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

As a result of all acquisitions completed, total goodwill was $354.5 million, $163.0 million, and $183.8 million as of March 31, 2025, March 31, 2024, and December 31, 2024, respectively. Goodwill as of March 31, 2025 is attributable to gas utility, water and wastewater acquisitions, of which $171.0 million is included in the SiEnergy category and $183.5 million is included in the NWN Water category for segment reporting purposes. Goodwill as of March 31, 2024 and December 31, 2024 is only attributable to water and wastewater acquisitions and is included in the NWN Water category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.

15. DERIVATIVE INSTRUMENTS

NW Natural
NW Natural enters into financial derivative contracts primarily to hedge a portion of the NWN Gas Utility segment's natural gas sales requirements. These contracts include swaps, options, and option combinations. These derivative financial instruments are primarily used to manage commodity price variability. A small portion of NW Natural's derivative hedging strategy involves hedging interest rates and foreign currency forward contracts.

NW Natural enters into these financial derivatives, up to prescribed limits, primarily to hedge price variability related to term physical gas supply contracts. The foreign currency forward contracts are used to hedge the fluctuation in foreign currency exchange rates for pipeline demand charges paid in Canadian dollars.

In the normal course of business, NW Natural also enters into indexed-price physical forward natural gas commodity purchase contracts and options to meet the requirements of NWN Gas Utility customers. These contracts qualify for regulatory deferral accounting treatment.

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	March 31,		December 31,
In thousands	2025	2024	2024
Natural gas (in therms):
Financial	611,200	690,905	771,110
Physical	401,750	374,350	560,900
Foreign exchange	$10,132	$10,457	$10,332

Purchased Gas Adjustment (PGA)
Rates and hedging approaches vary between states due to different rate structures and hedging mechanisms. Under the PGA mechanism in Oregon, derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are fully recovered and reflected in the weighted-average cost of gas in the PGA filing. Hedge contracts entered into after the start of the PGA period for the current PGA year are subject to the PGA incentive sharing mechanism in Oregon. Under the PGA mechanism in Washington, NW Natural incorporates a risk-responsive hedging strategy, and receives regulatory deferral accounting treatment for Washington gas supplies.

NW Natural entered the 2024-25 gas year with forecasted sales volume hedged at approximately 80% in total, including 64% in financial hedges and 16% in physical gas supplies. The total hedged for Oregon was approximately 86%, including 69% in financial hedges and 17% in physical gas supplies. The total hedged for Washington was approximately 32%, including 19% in financial hedges and 13% in physical gas supplies.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	Three Months Ended March 31,
	2025		2024
In thousands	Natural gas commodity	Foreign Exchange	Natural gas commodity	Foreign Exchange
Benefit (expense) to cost of gas	$29,697	$(24)	$37,964	$(179)
Amounts deferred to regulatory accounts on balance sheet	(29,697)	24	(37,964)	179
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

Unrealized Gain/Loss
Outstanding derivative instruments related to regulated NWN Gas Utility operations are deferred in accordance with regulatory accounting standards. The cost of foreign currency forward and natural gas derivative contracts are recognized immediately in the cost of gas; however, costs above or below the amount embedded in the current year PGA are subject to a regulatory deferral tariff and therefore, are recorded as a regulatory asset or liability.

Realized Gain/Loss
NW Natural realized net losses of $46.2 million and net losses of $50.5 million for the three months ended March 31, 2025 and 2024, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of March 31, 2025 or 2024. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold based on our credit rating before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2025 or 2024. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed but could potentially require additional collateral posting by NW Natural in the event of a material adverse change in NW Natural's ability to perform.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $2.6 million and a liability of $31.7 million as of March 31, 2025, an asset of $4.1 million and a liability of $61.4 million as of March 31, 2024, and an asset of $4.4 million and a liability of $86.0 million as of December 31, 2024.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed-price natural gas commodity swaps and interest rate swaps with financial counterparties. NW Natural utilizes master netting arrangements with International Swaps and Derivatives Association (ISDA) contracts to minimize these risks including ISDA Credit Support Agreements with counterparties based on their credit ratings. Additionally, NW Natural uses counterparty, industry, sector and country diversification to minimize credit risk. In certain cases, NW Natural may require counterparties to post collateral, guarantees, or letters of credit to maintain its minimum credit requirement standards or for liquidity management purposes. See Note 15 in the 2024 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustment for all financial derivatives outstanding to the fair value calculation was $0.1 million, which decreased the liability at March 31, 2025. The net fair value was a liability of $29.1 million, a liability of $57.3 million, and a liability of $81.6 million as of March 31, 2025 and 2024, and December 31, 2024, respectively. No Level 3 inputs were used in our derivative valuations during the three months ended March 31, 2025, and 2024. See Note 2 in the 2024 Form 10-K.

NWN Water Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.8%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026, along with the variable-rate debt.

Unrealized gains (losses) related to the interest rate swap agreement are recorded in AOCI on the consolidated balance sheet and totaled $0.0 million, $0.5 million and $0.2 million, net of tax, as of March 31, 2025 and 2024 and December 31, 2024, respectively. Realized gains or losses occur as a result of monthly swap settlements. Gains of $0.1 million and $0.4 million were reclassified from AOCI to net income during the three months ended March 31, 2025 and 2024, respectively. The estimated amount of gains recorded in AOCI as of March 31, 2025 that are expected to be reclassified to net income within the next twelve months is $54 thousand.

16. COMMITMENTS AND CONTINGENCIES

NWN Renewables is an unregulated subsidiary of NW Holdings established to pursue investments in RNG activities. NWN Renewables, through its subsidiary Ohio Renewables, executed agreements with a subsidiary of EDL, a global producer of sustainable distributed energy, to secure RNG supply from two production facilities that are designed to convert landfill waste gases to RNG. This arrangement consists of a development agreement, an exclusive use agreement, a purchase agreement, and various guarantees.

Under the development agreement, the EDL subsidiary is responsible for the development and construction of the facilities. The first facility was completed and commenced delivery of RNG to Ohio Renewables in September 2024. Upon reaching this milestone, Ohio Renewables paid $26.0 million to the EDL subsidiary. The second facility was completed and commenced delivery of RNG to Ohio Renewables in December 2024 at which point Ohio Renewables made an additional payment of $25.4 million to the EDL subsidiary. The payments were recorded as long-term prepaid assets and will be amortized based on the volumes delivered over the life of the agreement.

NWN Renewables Purchase Agreements

Under the purchase agreement, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL facilities over a 20-year period at a contractually specified price. We currently estimate the amount of RNG purchases from both facilities based on prices and quantities specified in the agreements to be as follows: approximately $18.9 million in 2025, $18.9 million in 2026, $22.8 million in 2027, $22.8 million in 2028, $24.1 million in 2029 and $532.6 million thereafter.

NW Holdings entered into a guarantee on behalf of Ohio Renewables with EDL. Per the guarantee, NW Holdings unconditionally and irrevocably guarantees the timely payment and performance when due of all obligations of Ohio Renewables. NW Holdings has not recognized a liability for its obligations under the guarantee in accordance with ASC 460, Guarantees.

NWN Renewables Sale Agreements
2024 - 2026
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

The guarantee specifies annual cap amounts on the aggregate liability covered by the Guarantee as follows:

In thousands	2025	2026
Cap Amount	$44,226	$21,113

2025 - 2042
Ohio Renewables additionally has contracted to sell a fixed-volume amount of RNG under a long-term agreement with an investment-grade utility beginning in 2025 and extending through 2042. Under the current contract, if less than 75% of the contracted volumes of RNG are not delivered on an annual basis, Ohio Renewables is obligated to pay the per MMbtu price for volumes between the amount delivered and 75% of the contracted volumes on an annual basis. NW Holdings entered into a guarantee on behalf of Ohio Renewables. Per the guarantee, NW Holdings unconditionally and irrevocably guarantees the prompt payment of all present and future obligations of Ohio Renewables. The total liability under this guarantee cannot exceed $2.0 million. NW Holdings has not recognized a liability for its obligations under the guarantee in accordance with ASC 460, Guarantees.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	March 31,		December 31,	March 31,		December 31,
In thousands	2025	2024	2024	2025	2024	2024
Portland Harbor site:
Gasco/Siltronic Sediments	$10,816	$9,989	$13,626	$41,565	$41,365	$41,565
Other Portland Harbor	3,109	2,978	3,308	11,657	10,707	12,270
Gasco/Siltronic Upland site	20,767	13,875	23,400	63,594	33,307	64,522
Front Street site	760	546	841	278	513	279
Oregon Steel Mills	—	—	—	179	179	179
Total	$35,452	$27,388	$41,175	$117,273	$86,071	$118,815

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

GASCO SEDIMENTS. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 and the EE/CA estimated the cost of potential remedial alternatives for this site. In March 2020, NW Natural and the EPA amended the Administrative Order on Consent to include additional remedial design activities downstream of the Gasco sediments site and in the navigation channel. Siltronic Corporation is not a party to the amended order. NW Natural is completing pre-design studies and submitted a Preliminary Design Report, which EPA approved in December 2024. These preliminary design steps do not include a cost estimate for cleanup. No remedial design is more likely than the EE/CA alternatives at this time, and NW Natural expects further design discussion and iteration with the EPA.

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

In December 2024, NW Natural submitted the Gasco uplands FS to ODEQ. The FS presents a set of remedial action alternatives and provides the basis for range of potential remedial costs for the site. The estimated costs for the alternative remedies range from $43.8 million to $358 million. NW Natural has recorded a liability of $43.8 million, which reflects the low end of the range.

Additionally, the EPA's Gasco sediments Administrative Order requires the integration of upland source controls with the sediment remedy. The selected sediment remedy, which is discussed above under "Gasco Sediments," is currently under separate design for the EPA. To comply with the source control integration requirement, some Gasco uplands work must be expedited. An Interim Removal Action Measure (IRAM) for the Gasco uplands is the regulatory mechanism ODEQ has selected to accomplish that goal. As a result, the Gasco uplands FS also includes a separate cost range for the IRAM. The estimated costs for the IRAM range from $8.9 million to $78 million. NW Natural has recorded a liability of $8.9 million, which reflects the low end of the range.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in July 2020 and was completed in October 2020. Four years of post-construction monitoring have demonstrated that the cap is intact and the remedy is performing as designed. NW Natural has recognized an additional liability of $1.0 million associated with long-term monitoring and post-construction work.

OREGON STEEL MILLS SITE. Refer to "Legal Proceedings" below.

Environmental Cost Deferral and Recovery
NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recover prudently incurred costs allocable to Oregon customers, subject to an earnings test. On October 21, 2019, the WUTC authorized an Environmental Cost Recovery Mechanism (ECRM) for recovery of prudently incurred costs allocable to Washington customers beginning November 1, 2019. See Note 17 in the 2024 Form 10-K for a description of SRRM and ECRM collection processes.

The following table presents information regarding the total regulatory asset deferred:

	March 31,		December 31,
In thousands	2025	2024	2024
Deferred costs and interest (1)	$65,526	$60,291	$64,940
Accrued site liabilities (2)	152,692	113,426	159,954
Insurance proceeds and interest	(47,655)	(51,389)	(47,062)
Total regulatory asset deferral(1)	170,563	122,328	177,832
Current regulatory assets(3)	10,819	9,864	10,746
Long-term regulatory assets(3)	159,744	112,464	167,086
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $33 thousand at March 31, 2025, $34 thousand at March 31, 2024, and $36 thousand at December 31, 2024.
(3)    Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, NW Natural earns a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. It also accrues a carrying charge on insurance proceeds for amounts owed to customers. In Washington, neither the cash paid for insurance proceeds received accrue a carrying charge. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5.0 million tariff rider. The amounts allocable to Oregon are recoverable through NWN Gas Utility rates, subject to an earnings test.

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

Legal Proceedings
On October 11, 2024, NW Natural was added as a defendant to an ongoing lawsuit brought by Multnomah County in the Circuit Court for Multnomah Count, Oregon (County of Multnomah v. Exxon Mobil Corp., et. al., No.23-cv-25164) against more than a dozen oil and gas producers seeking damages relating to climate change impacts. The County asserts various causes of action, including negligence, fraud, trespass and public nuisance under Oregon law related to the refining, producing and/or marketing of fossil fuels. NW Natural is diligently defending against the claims.

On October 14, 2024, NW Natural and NW Holdings were named as the defendants in a lawsuit filed in the Circuit Court for Multnomah County, Oregon (Blumm et. al. v. Northwest Natural Gas Company, 24-cv-48490), that is seeking class certification on behalf of all Oregon NW Natural Smart Energy-enrolled customers during the past approximately six years. The lawsuit alleges claims under Oregon's Unlawful Trade Practices Act and for breach of contract, with respect to NW Natural's Smart Energy program. The plaintiffs seek injunctive and equitable relief and damages. We are diligently defending against the claims.

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

Oregon Steel Mills Site
See Note 17 in the 2024 Form 10-K.

For additional information regarding other commitments and contingencies, see Note 16 in the 2024 Form 10-K.

18. SUBSEQUENT EVENT

Business Acquisition

In May 2025, SiEnergy's wholly-owned subsidiary, Si Investment Co, LLC (Si Investment Co) entered into an agreement to acquire Hughes Gas Resources, Inc. (Hughes) from EPCOR USA Inc. for $60 million (subject to customary purchase price adjustments). Hughes serves approximately 6,900 residential and commercial customers in the greater Houston metropolitan area. Upon closing the transaction, which is expected to occur in the second quarter of 2025, Hughes will become a wholly owned subsidiary of Si Investment Co. Hughes is regulated by the Railroad Commission of Texas. No regulatory approvals are needed to close this transaction. The transaction is subject to customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three months ended March 31, 2025 and 2024 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2024 Annual Report on Form 10-K, as applicable (2024 Form 10-K).

NW Natural's natural gas distribution activities are reported in the NWN Gas Utility segment, which was previously referred to as the natural gas distribution (NGD) segment in prior periods, serving customers in Oregon and southwest Washington. The NWN Gas Utility segment also includes NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, the NWN Gas Utility portion of NW Natural's Mist storage facility in Oregon, and NW Natural RNG Holding Company, LLC, a holding company established to invest in the development and procurement of regulated renewable natural gas for NW Natural.

SiEnergy Gas Utility, which was acquired in January 7, 2025, is a regulated natural gas distribution utility and serves residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also includes a regulated natural gas transmission utility serving customers in the greater metropolitan areas of Dallas and Austin, Texas. SiEnergy activities are reported in the SiEnergy Gas Utility segment.

NWN Water Utility is a regulated water and wastewater utility serving residential and commercial customers in Oregon, Washington, Idaho, Texas, and Arizona. The activities of NWN Water are reported in the NWN Water segment, which also includes non-regulated water services businesses in Oregon, Washington and Idaho, and an equity method investment in Avion Water Company, Inc. In addition, NWN Water provides water services to communities throughout the Pacific Northwest, and California.

Other activities for NW Holdings, aggregated and reported as NW Holdings Other, include NWN Renewables and its non-regulated renewable natural gas activities; NW Natural's interstate storage and asset management activities and appliance retail center; and NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline), which is accounted for under the equity method. See Note 4 for further discussion of our business segments and other, as well as our direct and indirect wholly-owned subsidiaries.

NON-GAAP FINANCIAL MEASURES – Segment Earnings Per Share. In addition to presenting diluted earnings per share for NW Holdings, we present diluted earnings per share for each our segments (Segment EPS), which is a non-GAAP financial measure. We calculate Segment EPS by dividing the net income of each of our segments calculated in accordance with GAAP by the number of diluted shares outstanding for NW Holdings. We use Segment EPS to analyze our financial performance because we believe it provides useful information to our investors, analysts and creditors in evaluating our financial condition and results of operations of each of our segments. We believe investors find Segment EPS to be as a useful indicator of our performance.

Segment EPS should not be considered a substitute for, or superior to, diluted earnings per share or other measures calculated in accordance with GAAP. Moreover, Segment EPS has limitations in that it does not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than how such measures are calculated in this report, limiting the usefulness of those measures for comparative purposes. A reconciliation of Segment EPS to diluted earnings per share is provided below.

	Three Months Ended March 31,
Diluted earnings per share	2025	2024
Total(1)	$2.18	$1.69
NWN Gas Utility(2)	2.16	1.74
SiEnergy Gas Utility(2)	0.14	—
NWN Water Utility(2)	0.04	(0.02)
NW Holdings Other(2)	(0.16)	(0.03)
(1)    Total Diluted EPS is equal to the sum of Diluted EPS for NWN Gas Utility, SiEnergy, NWN Water and NW Holdings Other.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

EXECUTIVE SUMMARY

Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended March 31,
	2025	2024	YTD
In thousands, except per share data	Amount	Amount	Change
Consolidated:
Operating income	$154,354	$109,827	$44,527
Net income	$87,916	$63,823	$24,093
Diluted EPS	$2.18	$1.69	$0.49

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO MARCH 31, 2024.
Consolidated operating income and net income increased $44.5 million and $24.1 million, respectively at NW Holdings primarily due to the following factors:
•$38.7 million increase in margin at NWN Gas Utility, primarily driven by new rates on November 1, 2024 for Oregon;
•$13.6 million increase in margin from the acquisition of SiEnergy; partially offset by
•$10.1 million increase in operations and maintenance expenses, which included $5.3 million of transaction costs related to the SiEnergy acquisition; also impacting the increase was a $2.2 million increase at NWN Gas Utility driven by higher payroll and benefits costs and contract labor costs; and a $1.7 million increase from the addition of SiEnergy operations and maintenance expenses.
•$8.9 million increase in interest expense due primarily to higher long-term debt balances related to debt issuances in March and December 2024 at NW Holdings reflected in Other results; and
•$7.4 million increase in depreciation expense due primarily to $4.9 million of higher depreciation at NWN Gas Utility from additional capital investment and $2.1 million increase from the addition of SiEnergy.

RESULTS OF SEGMENTS

NWN GAS UTILITY SEGMENT RESULTS. NWN Gas Utility results were as follows:

	Three Months Ended March 31,		YTD Change
In thousands, except per share data	2025	2024
Margin(1)	$256,822	$218,150	$38,672
Operating expenses:
Operations and maintenance	66,675	64,439	2,236
General taxes	14,792	14,908	(116)
Depreciation	35,723	30,830	4,893
Total operating expenses	117,190	110,177	7,013
Income from operations	139,632	107,973	31,659
Other expense, net	(2,805)	(1,370)	(1,435)
Interest expense, net	15,477	15,968	(491)
Income before income taxes	121,350	90,635	30,715
Income tax expense	34,184	24,920	9,264
Net income	$87,166	$65,715	$21,451
EPS(2)	2.16	1.74	0.42
(1)    See NWN Gas Utility Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.
THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO MARCH 31, 2024. The primary factors contributing to the $21.5 million, or $0.42 per share, increase in NWN Gas Utility net income were as follows:
•$38.7 million increase in margin driven by new rates on November 1, 2024 for Oregon; partially offset by a decrease in the amortization of deferred balances. See the NWN Gas Utility margin table below for additional margin detail.

The increase in margin was partially offset by the following items:
•$9.3 million increase in income tax expense due to higher pre-tax income;
•$4.9 million increase in depreciation expense due to additional capital investments;
•$2.2 million increase in operations and maintenance expenses due primarily to higher payroll and benefit costs and an increase in contract labor costs, partially offset by a decrease in regulatory deferral amortization; and
•$1.4 million increase in other expense, net driven primarily by higher pension costs.

For the three months ended March 31, 2025, total NWN Gas Utility volumes sold and delivered increased 5.7 million compared to the same period in 2024 primarily due to higher usage from residential and commercial sales customers as weather was 4% warmer than average in the first quarter of 2025 compared to 9% warmer than average in the prior period, partially offset by lower usage from industrial sales and transportation customers in the first quarter of 2025.

NWN GAS UTILITY MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

	Three Months Ended March 31,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2025	2024	YTD Change
Volumes (therms)
Residential and commercial sales	310,183	301,999	8,184
Industrial sales and transportation	124,555	127,003	(2,448)
Total volumes sold and delivered	434,738	429,002	5,736
Operating Revenues
Residential and commercial sales	$411,549	$387,168	$24,381
Industrial sales and transportation	22,745	24,288	(1,543)
Other distribution revenues	1,614	1,531	83
Other regulated services	5,168	4,877	291
Total operating revenues	441,076	417,864	23,212
Less: Cost of gas	159,436	175,773	16,337
Less: Environmental remediation expense	6,253	5,746	(507)
Less: Revenue taxes	18,565	18,195	(370)
Margin	$256,822	$218,150	$38,672
Margin(1)
Residential and commercial sales	$239,700	$201,496	$38,204
Industrial sales and transportation	9,352	9,535	(183)
Gain from gas cost incentive sharing(2)	941	800	141
Other margin	1,661	1,444	217
Other regulated services	5,168	4,875	293
Margin	$256,822	$218,150	$38,672
Cost of Gas Detail
Volumes sold (therms)(3)	338,144	329,569	8,575
Average cost of gas (cents per therm)	$0.47	$0.53	$(0.06)
Degree days(4)
Average(5)	1,326	1,336	(10)
Actual	1,276	1,216	5%
Percent (warmer) colder than average weather	(4)%	(9)%
Meters	As of 3/31/25	As of 3/31/24	Growth
Residential	736,853	730,555	0.9%
Commercial	69,526	69,366	0.2%
Industrial	1,047	1,057	(0.9)%
Total	807,426	800,978	0.8%
(1)    Amounts reported as NWN Gas Utility margin for each category of meters are operating revenues less cost of gas, environmental remediation expense and revenue taxes, subject to earnings test considerations, as applicable.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2024 Form 10-K.
(3)    This calculation excludes volumes delivered to industrial transportation customers.
(4)    Heating degree days are units of measure reflecting temperature-sensitive consumption of natural gas, calculated by subtracting the         average of a day's high and low temperatures from 59 degrees Fahrenheit.
(5)    Average weather represents the 25-year average of heating degree days. Beginning November 1, 2024, average weather is calculated over the period June 1, 1998 through May 31, 2023, as determined in NW Natural's 2024 Oregon general rate case. From November 1, 2022 through October 31, 2024, average weather was calculated over the period June 1, 1996 through May 31, 2021, as determined in NW Natural's 2022 Oregon general rate case.

SIENERGY GAS UTILITY SEGMENT RESULTS. SiEnergy results and highlights include:

Three Months Ended March 31,
In thousands, except per share data	2025
Margin(1)	$13,584
Operating expenses:
Operations and maintenance	1,682
General taxes	219
Depreciation	2,070
Total operating expenses	3,971
Income from operations	9,613
Other income, net	93
Interest expense, net	2,257
Income before income taxes	7,449
Income tax expense	1,944
Net income	$5,505
EPS(2)	$0.14
(1)    See SiEnergy Gas Utility Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.
SiEnergy was acquired by NW Holdings on January 7, 2025. Results for the period from January 7, 2025 to March 31, 2025 are presented in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy Gas Utility segment.

SIENERGY GAS UTILITY MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

Three Months Ended March 31,
In thousands, except degree day and customer data	2025
Volumes (therms)
Residential and commercial sales	13,664
Transportation	549
Total volumes sold and delivered	14,213
Operating Revenues
Residential and commercial sales	$21,905
Transportation	198
Other distribution revenues	563
Total operating revenues	22,666
Less: Cost of gas	8,303
Less: Revenue taxes	779
Margin	$13,584
Margin(1)
Residential and commercial sales	$12,830
Transportation	191
Other margin	563
Margin	$13,584
Cost of Gas Detail
Volumes sold (therms)(2)	13,664
Average cost of gas (cents per therm)	$0.61
Degree days(3)
Average(4)	719
Actual	773
Percent (warmer) colder than average weather(4)	8%
Meters	As of 3/31/25
Residential	72,663
Commercial	414
Total	73,077
(1)    Amounts reported as SiEnergy margin for each category of meters are operating revenues less cost of gas and revenue taxes.
(2)    This calculation excludes volumes delivered to transportation customers.
(3)    Heating degree days are units of measure reflecting temperature-sensitive consumption of natural gas. SiEnergy calculates heating degree days by subtracting the average of a day's high and low temperatures from 65 degrees Fahrenheit.
(4)    SiEnergy average weather represents the 10-year average of heating degree days. Beginning October 1, 2023 average weather is calculated over the period April 1, 2013 through March 31, 2023, as determined in SiEnergy's 2023 Texas general rate case.

NWN WATER UTILITY SEGMENT RESULTS. NWN Water results and highlights include:

	Three Months Ended March 31,		YTD Change
In thousands, except per share data	2025	2024
Operating Revenues	$13,909	$10,695	$3,214
Operating expenses:
Operations and maintenance	7,265	6,796	469
General taxes	565	372	193
Revenue taxes	61	49	12
Depreciation	2,394	1,991	403
Other operating expenses	581	1,033	(452)
Total operating expenses	10,866	10,241	625
Income from operations	3,043	454	2,589
Other income, net	68	21	47
Interest expense, net	792	1,480	(688)
Income (loss) before income taxes	2,319	(1,005)	3,324
Income tax expense (benefit)	631	(259)	890
Net income (loss)	$1,688	$(746)	$2,434
EPS(1)	$0.04	$(0.02)	$0.06

Connections	As of 3/31/25	As of 3/31/24	Growth
Water and wastewater	78,052	73,738	5.9%
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.
THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO MARCH 31, 2024. The primary factors contributing to the $2.4 million, or $0.06 per share, increase in net income were as follows:
•$3.2 million increase in operating revenues primarily driven by new rates at our largest utility in Arizona, additional revenues from the Infrastructure Capital Holdings acquisition, and organic customer growth; and
•$0.7 million decrease in interest expense due primarily to lower long-term debt balances as $50.0 million of NWN Water debt matured in March 2024 and was not replaced at NWN Water; partially offset by
•$0.9 million increase in income tax expense due primarily to higher pre-tax income; and
•$0.5 million increase in operations and maintenance expenses primarily due to acquisitions.
NW HOLDINGS OTHER RESULTS. Other results and highlights include:

	Three Months Ended March 31,		YTD Change
In thousands, except per share data	2025	2024
Operating Revenues	$16,633	$4,911	$11,722
Operating expenses:
Cost of gas	5,252	(56)	5,308
Operations and maintenance	8,061	2,379	5,682
General taxes	195	188	7
Depreciation	313	277	36
Other operating expenses	746	723	23
Total operating expenses	14,567	3,511	11,056
Income from operations	2,066	1,400	666
Other income, net	128	215	(87)
Interest expense, net	10,869	3,083	7,786
Income before income taxes	(8,675)	(1,468)	(7,207)
Income tax benefit	(2,232)	(322)	(1,910)
Net loss	$(6,443)	$(1,146)	$(5,297)
EPS(1)	$(0.16)	$(0.03)	$(0.13)
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO MARCH 31, 2024. The primary factors contributing to the $5.3 million, or $0.13 per share, decrease in net income were as follows:
•$7.8 million increase in interest expense due primarily to higher long-term debt at NW Holdings from bonds issued in March and December 2024 and the bridge financing issued in January 2025 for the SiEnergy acquisition;
•$5.7 million increase in operations and maintenance expenses due primarily to transaction costs related to the SiEnergy acquisition; and
•$5.3 million increase in cost of gas due primarily to the purchase of RNG by Ohio Renewables following the commencement of operations at the EDL facilities in 2024; partially offset by
•$11.7 million increase in operating revenues primarily driven by $7.7 million of revenues from NWN Renewables' first quarter of RNG revenues and $2.8 million related to higher interstate storage and asset management revenues.

CURRENT ECONOMIC AND POLITICAL CONDITIONS. We continuously review and monitor current economic conditions, which include but are not limited to: inflation and interest rates, tariffs or trade restrictions, supply chain disruptions, and other regulatory, physical or cyber related risks impacting our business.

We continue to evaluate the effect of additional tariffs on our businesses. For our gas utilities we evaluated natural gas imports. SiEnergy, located in Texas, does not import natural gas. NWN Gas Utility imported approximately 63% of our natural gas from Canada in Q1 2025. NWN Gas Utility's third-party asset manager imports the majority of NWN Gas Utility's gas each year. The asset manager is a United States-Mexico-Canada Agreement (USMCA) certified importer of record and as such, is not subject to the tariffs. During the winter period from November 2024 through March 2025, NWN Gas Utility was the importer of record for a small percentage of gas. NWN Gas Utility filed for deferral of all tariff costs in Oregon and Washington in anticipation of potential tariff costs of up to approximately $1.0 million in the first quarter 2025. NWN Gas Utility has since filed for the qualification of its gas imports under the USMCA, exempting it from the application of tariffs during this period.

We have also evaluated the effect of tariffs on our cost of materials across our businesses. We are not the importer of record for any materials purchased at our businesses. Therefore, we do not expect any direct impacts from tariffs on materials. However, across our businesses, there are certain materials our suppliers source from other countries. For our gas utilities, we evaluated higher volume items, including purchased valves and meters. For our water utilities, we evaluated steel products used in the construction of wells and storage tanks that are sourced from other countries. We do not anticipate the currently proposed tariffs to have a material impact on our businesses.

The impacts of inflation that we have experienced over the past couple of years have returned to historically normal levels in the current year. While we have experienced long lead times on certain materials, including meter parts, microchips, semi-conductors, and IT equipment over the past year, more recently we have seen these lead times reduce and return to more typical levels. Through advanced planning, carrying additional levels of inventory, diversifying our vendors, and making contingency plans to address risks, we are striving to mitigate supply chain risks.

We continue to monitor interest rates and financing options for all of our businesses. Recently the U.S. Federal Reserve has been lowering interest rates as the rate of inflation decreases. This year there have been no changes to the short-term rates by the U.S. Federal Reserve, however, there have been fluctuations in long-term rates as a result of the anticipated impacts of tariffs. Our regulated utilities generally recover interest expense on their long-term debt through their authorized cost of capital.

We continuously monitor U.S. federal, state and local policies, executive orders, rules, initiatives and other changes to fiscal, tax, regulation, environmental, climate and other federal policies that may impact our businesses, all of which could impact the conditions in which we operate.

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2024 Form 10-K.

NWN GAS UTILITY
NWN Gas Utility is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NWN Gas Utility. At March 31, 2025, approximately 88% of NWN Gas Utility customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation and policy, customer preferences and NWN Gas Utility's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. NW Natural continuously evaluates the need for rate cases in its jurisdictions. See "Most Recent Completed Rate Cases" below.

Most Recent Completed Rate Cases
OREGON. On October 25, 2024, the OPUC issued an order approving two stipulations and resolving the remaining open items in the Rate Case. New rates authorized by the OPUC were effective November 1, 2024. The final order provided for a total revenue requirement increase of $93.3 million over revenues from existing rates, which includes $9.6 million related to an updated depreciation study. The revenue requirement is based on the following assumptions:
•Capital structure of 50% common equity and 50% long-term debt;
•Return on equity of 9.4%;
•Cost of capital of 7.056%;
•Cost of long-term debt of 4.712%; and
•Average rate base of $2.09 billion or an increase of $334 million since the last rate case.

In addition to the above, the OPUC ordered the phase out of NWN Gas Utility’s line extension allowance by November 1, 2027. Additionally, the OPUC ordered a downward adjustment to rate base of $13.7 million of undepreciated line extension costs, which resulted in a non-cash, pre-tax charge of $13.7 million in the fourth quarter of 2024. In December 2024, NWN Gas Utility filed an appeal with the Oregon Court of Appeals, challenging the determination and the authority of the OPUC to take these actions.

From November 1, 2022 through October 31, 2024, the OPUC authorized rates to customers based on an ROE of 9.4% and a cost of capital of 6.836% with a capital structure of 50% common equity and 50% long-term debt.

WASHINGTON. On October 21, 2021, the WUTC issued an order concluding NW Natural's general rate case. The WUTC Order provided for an annual revenue requirement increase over two years, consisting of a 6.4% or $5.0 million increase in the first year beginning November 1, 2021 (Year One), and a 3.5% or $3.0 million increase in the second year beginning November 1, 2022 (Year Two). The increase is based on the following assumptions:

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

The WUTC Order does not specify the underlying inputs to the cost of capital, including capital structure and return on equity. New rates authorized by the WUTC Order were effective November 1, 2021 for Year One and November 1, 2022 for Year Two. In September 2023, NW Natural received a letter of compliance from the WUTC acknowledging that the Year Two rates are no longer subject to review and refund.

Regulatory Proceeding Updates
2025 OREGON RATE CASE. On December 30, 2024, NW Natural filed a request for a general rate increase with the OPUC. The filing includes a requested $59.4 million annual revenue requirement increase, or an approximate 5.79% increase over current customer rates. The request is based upon the following assumptions or requests:
•Capital structure of 48% long-term debt and 52% equity;
•Return on equity of 10.4%;
•Cost of capital of 7.658%; and
•Average rate base of $2.29 billion.

The filing includes approximately $10 million related to an updated depreciation study and an increase in average rate base of $204 million compared to the last rate case for several long-planned investments by NW Natural including the following:
•Supporting reinforcement, safety and reliability of NW Natural's distribution systems and operating facilities;
•Upgrading technology to, among other things, further modernize NW Natural’s information technology infrastructure, and enhance cybersecurity protections, and
•Investing in components of NW Natural’s Mist gas storage facility, which supports service during winter heating months.

NW Natural’s filing will be reviewed by the OPUC and other stakeholders. The process is anticipated to take up to 10 months with new rates expected to take effect November 1, 2025.

METER MODERNIZATION PROGRAM. In January 2024, NW Natural filed a request with the OPUC and WUTC to defer the incremental costs to replace or upgrade approximately 500,000 meters over four years. The deferral was approved by the WUTC in February 2024 and by the OPUC in February 2025. The amount deferred to a regulatory asset as of March 31, 2025 was approximately $1.9 million.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2022 IRP for both Oregon and Washington on September 23, 2022. The 2022 IRP evaluates several varying scenarios based on a range of inputs and outlines the least-cost least-risk resources required to meet future demand and environmental compliance obligations. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP Action Plan individually or in total. In August 2023, NW Natural received a letter of compliance from the WUTC acknowledging compliance of the 2022 IRP. The OPUC issued their order on NW Natural's 2022 IRP in August 2023. We currently expect to file our next full IRP with Oregon and Washington in 2025.

Rate Mechanisms
During 2025 and 2024, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon		Washington
	2024 Rate Case (effective 11/1/2024)	2022 Rate Case (effective 11/1/2022)	2021 Rate Case (effective 11/1/2021)
Authorized Rate Structure:
Return on Equity	9.4%	9.4%	**
Rate of Return	7.1%	6.8%	6.8%
Debt/Equity Ratio	50%/50%	50%/50%	**

Key Regulatory Mechanisms:
Purchased Gas Adjustment (PGA)	X	X	X
Gas Cost Incentive Sharing	X	X
Decoupling	X	X
Weather Normalization (WARM)	X	X
RNG Automatic Adjustment Clause	X	X
Environmental Cost Recovery	X	X	X
Interstate Storage and Asset Management Sharing	X	X	X
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

CLIMATE COMMITMENT ACT. Washington has enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly. The program began January 1, 2023. In December 2024, the WUTC re-authorized a CCA cost recovery mechanism with a rate effective date of January 1, 2025. Under this mechanism, NW Natural recovers CCA costs and will defer any difference between forecasted and actual costs in the following year. Additionally, under the approved tariff, proceeds from the sale of allowances, which is required under the CCA, would be used to offset CCA compliance costs for low-income customers. Any remaining proceeds would benefit other customers through fixed bill credits or use in other carbon reduction programs.

Additionally in December 2023, the WUTC approved a request to modify NW Natural's CCA deferral to allow for the recovery of interest from customers based on the actual cash paid for purchases of allowances, less proceeds received from the sale of allowances.

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NWN Gas Utility business is earning above its authorized ROE threshold. If NWN Gas Utility business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2025-26 and 2024-25 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2024, the ROE threshold was 10.40%. NWN Gas Utility filed the 2023 earnings test in April 2024, indicating no customer credit adjustment based on results, which was approved by the OPUC in July 2024. NW Natural does not expect a customer credit adjustment for 2024 based on results of the earnings test.

GAS RESERVES. In 2011, the OPUC approved the Encana gas reserves transaction to provide long-term gas price protection for NWN Gas Utility business customers and determined costs under the agreement would be recovered on an ongoing basis through the annual PGA mechanism. Gas produced from NWN Gas Utility's interests is sold at then prevailing market prices, and revenues from such sales, net of associated operating and production costs and amortization, are included in cost of gas. The cost of gas, including a carrying cost for the rate base investment made under the original agreement, is included in NWN Gas Utility's annual Oregon PGA filing, which allows NWN Gas Utility to recover these costs through customer rates. The net investment under the original agreement earns a rate of return.

In 2014, NWN Gas Utility amended the original gas reserves agreement in response to Encana's sale of its interest in the Jonah field located in Wyoming to Jonah Energy. Under the amended agreement with Jonah Energy, NWN Gas Utility has the option to invest in additional wells on a well-by-well basis with drilling costs and resulting gas volumes shared at the amended proportionate working interest for each well in which NWN Gas Utility invests. Volumes produced from the additional wells drilled after the amended agreement are included in NWN Gas Utility's Oregon PGA at a fixed rate of $0.4725 per therm. NWN Gas Utility has not participated in additional wells since 2014.

DECOUPLING. In Oregon, NW Natural has a decoupling mechanism that covers residential and some commercial sales customers. Decoupling is intended to break the link between revenue and the quantity of gas consumed by customers, removing any financial incentive to discourage customers’ efforts to conserve energy. This mechanism employs a use-per-customer decoupling calculation, which adjusts margin revenues to account for the difference between actual and expected customer volumes. The margin adjustment resulting from differences between actual and expected volumes under the decoupling component is recorded to a deferral account, which is included along with the annual PGA filing. The 2024 Oregon general rate case reset the Oregon decoupling baseline usage per customer.

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, along with the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of March 31, 2025, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers. See "Business Segment—Natural Gas Distribution" below.

RENEWABLE NATURAL GAS AND AUTOMATIC ADJUSTMENT CLAUSE. Oregon Senate Bill 98 (SB 98) enables natural gas utilities to procure or develop RNG, including hydrogen, on behalf of their Oregon customers. The legislation and rules set voluntary goals for adding as much as 30% RNG into the state’s pipeline system by 2050; enables gas utilities to invest in and own the cleaning and conditioning equipment required to bring raw biogas and landfill gas up to pipeline quality, as well as the facilities to connect to the local gas distribution system; and allowing up to 5% of a utility’s revenue requirement to be used to cover the incremental cost or investment in RNG infrastructure.

Investments in RNG facilities are recovered through an automatic adjustment clause that allows recovery of NW Natural's investments in RNG projects, including operating costs, to be added to rates annually on November 1st, following a prudence review. The RNG recovery mechanism allows NW Natural to defer for recovery or credit the differences between the forecasted and actual costs of the RNG projects, subject to an earnings test that includes deadbands at 50 basis points below and above NW Natural's authorized ROE. For RNG procurement contracts, NW Natural seeks recovery of the costs along with the PGA, subject to a prudence review.

NW Natural has two investments in RNG facilities the OPUC has approved for recovery in rates. For 2024, NW Natural has performed this test, which is anticipated to be submitted to the OPUC in May 2025. No earnings test adjustment is expected for 2024.

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
•Amortization - This class of costs represents amounts included in current customer rates for collection and is calculated as one-fifth of the post-review deferred balance. NW Natural earns a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. NW Natural included $8.8 million and $9.6 million of deferred remediation expense approved by the OPUC for collection during the 2024-25 and 2023-24 PGA years, respectively.

In addition, the SRRM also provides for the annual collection of $5.0 million from Oregon customers through a tariff rider. As it collects amounts from customers, NW Natural recognizes these collections as revenue net of any earnings test adjustments and separately amortizes an equal and offsetting amount of the deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expenses section of the Consolidated Statements of Comprehensive Income (Loss). For additional information, see Note 17 in the 2024 Form 10-K.

The SRRM earnings test is an annual review of adjusted NWN Gas Utility ROE compared to authorized NWN Gas Utility ROE. To apply the earnings test NW Natural must first determine what if any costs are subject to the test through the following calculation:

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

To the extent the NWN Gas Utility business earns at or below its authorized ROE as defined in the SRRM, the total amount transferred to post-review is recoverable through the SRRM. To the extent more than authorized ROE is earned in a year, the amount transferred to post-review would be reduced by those earnings that exceed its authorized ROE. NW Natural has performed this test, which is anticipated to be submitted to the OPUC in May 2025. No earnings test adjustment is expected for 2024.

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

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage for assets developed in advance of utility customer needs, and asset management revenues. In January 2025, the OPUC approved the annual 2025 bill credit for Oregon customers' share of interstate storage and asset management activities totaling approximately $15.5 million, which was credited to customers' bills in February 2025. This includes revenue generated for the November 2023 through October 2024 PGA year. Credits are given to customers in Washington as reductions in rates through the annual PGA filing in November.

SIENERGY GAS UTILITY
SiEnergy Gas Utility's natural gas distribution business is located in Texas and primarily serves customers in the Houston, Dallas, and Austin metropolitan areas. Under Texas' regulatory paradigm, original jurisdiction over natural distribution rates is shared between the Railroad Commission of Texas (RRC) and the municipalities where the utility provides service. The RRC has exclusive original jurisdiction over natural gas utility rates in areas outside of municipalities. A municipality has original jurisdiction over the rates, operations and services provided by any gas utility distributing natural gas within city or town limits, unless it has surrendered its original jurisdiction to the RRC. However, any municipal rate decision can be appealed to the RRC, which will conduct its own review, including compiling a new evidentiary record. SiEnergy's last general rate case was settled in 2023 with new rates effective in September 2023. As part of the black box settlement, SiEnergy's annual revenue requirement increased by $5.5 million based on an approved net plant amount of approximately $151.6 million through March 31, 2023. Given the nature of the black box settlement, SiEnergy's authorized rate of return and capital structure were not specified.

In February 2022, the RRC issued a Financing Order to the Texas Public Financing Authority (TPFA) authorizing the issuance of the customer rate relief bonds to securitize the aggregated extraordinary costs associated with Winter Storm Uri for all participating natural gas utilities. In March 2023, the bonds were issued by the TPFA and $18.8 million of proceeds were received by SiEnergy. The majority of the proceeds were used to pay down the related long-term debt. SiEnergy began billing and collecting customer rate relief charges from customers in October 2023. Customer rate relief charges collected by SiEnergy are owned by the TPFA and are remitted to the TPFA on a monthly basis.

SiEnergy does not currently have any open or ongoing general rate cases and is continuously evaluating the need for future general rate cases.

NWN WATER UTILITY
NWN Water Utility currently serves approximately 194,000 people through over 78,000 connections across six states. The wholly-owned regulated water businesses of NWN Water are subject to regulation by the utility commissions in the states in which they are located, which currently includes Oregon, Washington, Arizona, Idaho, and Texas. The wholly-owned regulated wastewater businesses of NWN Water are subject to regulation by the utility commissions in the states in which they are located, which currently includes Texas and Arizona.

Most Recent Completed Rate Cases
•Foothills water and sewer utilities completed a general rate case in Arizona with the Arizona Corporation Commission (ACC) with new rates effective November 1, 2024. The rate case resulted in a $0.9 million revenue requirement increase for water customers and a $3.0 million revenue requirement increase for sewer customers based on a regulated capital structure of 55% equity and 45% debt and a 9.55% ROE.
•Sunriver Water completed a general rate case in Oregon with the OPUC with new rates effective November 1, 2024. The rate case resulted in a $0.4 million revenue requirement increase for water customers based on a capital structure of 50% Equity and 50% Debt and a 9.5% ROE.
•Avion Water, a regulated water company in Oregon, for which NWN Water owns approximately 47.9%, filed for a general rate case with the OPUC in June 2024 with new rates effective in February 2025.

Regulatory Proceeding Updates
•Cascadia Water, a regulated water company in Washington State, filed a general rate case with the WUTC in February 2024. Cascadia and the WUTC filed a settlement agreement in January 2025. The settlement agreement was not approved, and further review of the general rate case will be ongoing in 2025.
•Gem State Water, a regulated water company in Idaho, filed a general rate case with the IPUC in December 2024. The rate case is ongoing and the IPUC has suspended the effective date of rates pending review.
•Falls Water, a regulated water company in Idaho filed a general rate case with the IPUC in January 2025. The rate case is ongoing and the IPUC has suspended the effective date of rates pending review.
•Suncadia Water, a regulated water and wastewater company in Washington filed a water general rate case with the WUTC in March 2025.
•Blue Topaz water utility in Texas is seeking approval of the acquisition of a water utility with approximately 700 connections in Texas. After completing a fair market valuation process through the Public Utility Commission of Texas (PUCT), NWN Water filed the application with the PUCT in the first quarter of 2024. The acquisition closed in the first quarter of 2025.
•In the fourth quarter of 2024, Blue Topaz water utility in Texas signed a purchase agreement for a water utility with approximately 1,500 connections in Texas. NWN Water filed its notice of intent to seek fair market valuation with the PUCT in October 2024.

OTHER
NW Natural's interstate storage activities at its Mist Storage facility are subject to regulation by the OPUC, WUTC, and the Federal Energy Regulatory Commission (FERC) with respect to, among other matters, rates and terms of service. The OPUC also regulates intrastate storage services at Mist, while FERC regulates interstate storage services at Mist. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in their last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated whenever NW Natural modifies FERC maximum rates. NW Natural is required under its Mist interstate storage certificate authority and rate approval orders to file every five years either a petition for rate approval or a cost and revenue study to change or justify maintaining the existing rates for its interstate storage services. NW Natural filed a rate petition with the FERC in August 2023 and the revised rates were effective beginning September 1, 2023.

Environmental Regulation and Legislation Matters
Certain of our businesses, including our natural gas businesses, are subject to or likely to be affected by current or future legislation, regulation, directed government funding, penalties for non-compliance, litigation and other forms of policies or actions seeking to regulate GHG emissions, including, but not limited to: GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, additional charges to fund energy efficiency activities or other regulatory actions, incentives or mandates to conserve energy or use renewable energy sources, tax advantages and other subsidies to support alternative energy sources, a reduction in rate recovery for construction costs related to the installation of new customer services or other new infrastructure investments, mandates for the use of specific fuels or technologies, bans on specific fuels or technologies, or promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources.

Federal

A number of federal agencies currently regulate GHG emissions. For example, the EPA regulates GHG emissions pursuant to the Clean Air Act and requires the annual reporting of GHG emissions from certain industries, specified emission sources, and facilities. Under this reporting rule, our natural gas distribution businesses are required to report system throughput to the EPA on an annual basis. The EPA also has required additional GHG reporting regulations to which NW Natural is subject, requiring the annual reporting of fugitive emissions from operations.

During his administration, former President Biden issued a number of executive orders and a wide range of federal agencies took action aimed at addressing climate change and other environmental matters, including, but not limited to the Securities and Exchange Commission (SEC), the Federal Trade Commission, the Federal Energy and Regulatory Commission, PHMSA, and the Commodities Futures Trading Commission. Federal legislation passed under the Biden administration, such as the Inflation Reduction Act of 2022 (IRA), included several climate and energy provisions. Upon taking office in January 2025, President Trump issued executive orders directing the U.S. Ambassador to the United Nations to withdraw from the Paris Agreement on Climate and declaring a “national energy emergency” in the United States. He also issued other executive orders described as seeking to promote energy independence and revoking Biden administration executive orders that are related to climate policy. We expect there to be a number of additional changes related to climate policy under the Trump Administration, including additional executive orders, federal regulations, programs and other federal actions. We are currently evaluating the effect of various changes in federal climate policy, regulation and law, and cannot currently predict when or if the Trump Administration or Congress will act, the form of the action, or the impact of those actions on our business.

Washington State
In 2024, Washington comprised approximately 10% of NW Natural’s revenues, as well as 2% and 13% of new meters from commercial and residential customers, respectively.

Effective February 2021, Washington state building codes (WSEC-2018) require new residential homes to meet energy efficiency standards based on carbon emissions assumptions that consider electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of constructing new homes with natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. In March 2024, rules enacted by the Washington State Building Code Council (SBCC) (WSEC-2021) took effect that modified the 2021 codes, and collectively, these rules generally have the effect of restricting or eliminating the use of gas space and water heating in new commercial and residential construction. The SBCC rules are currently subject to pending legal challenges.
In November 2024, Washington Ballot initiative I-2066 was passed. I-2066 was described on the ballot as prohibiting state and local governments from restricting access to natural gas, prohibiting the SBCC from discouraging or penalizing the use of natural gas in any building, requiring providers of natural gas to provide energy services regardless of the other energy sources available, and prohibiting the Washington Utilities and Transportation Commission (WUTC) from approving any multiyear rate plan requiring or incentivizing a natural gas company to terminate natural gas service or make such natural gas service cost-prohibitive. Although the SBCC has indicated that the current SBCC codes will remain in place while the SBCC investigates any changes necessary under I-2066, the King County Washington Superior Court recently issued a ruling declaring I-2066 invalid under the Washington state constitution. The plaintiffs in such litigation have indicated that they plan to appeal. We cannot currently predict the ultimate outcome of such appeal, or if there will be any further changes to the SBCC codes.

In 2022, the state of Washington enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly beginning January 1, 2023, resulting in an overall reduction of GHG emissions to 95% below 1990 levels by 2050. The Washington Department of Ecology has adopted rules to create a cap-and-invest program, under which entities, including natural gas and electric utilities, large manufacturing facilities, and transportation and other fuel providers, which are subject to the CCA must either reduce their emissions, purchase qualifying offsets (including RNG) or obtain allowances to cover any remaining emissions. NW Natural is subject to the CCA, has received an order authorizing deferral of CCA costs from the WUTC, and is currently recovering CCA compliance costs in rates.

Oregon
In November 2024, the Environmental Quality Commission of the Oregon Department of Environmental Quality (ODEQ) issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective on January 1, 2025. The CPP establishes a program to limit GHG emissions from covered entities, including natural gas utilities, by 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. The first compliance period for the CPP concludes December 31, 2027. ODEQ previously promulgated CPP rules in December 2021, but the Oregon Court of Appeals invalidated these previous CPP rules in December 2023 for the agency’s failure to comply with necessary rulemaking disclosure requirements under state law. NW Natural received an order from the OPUC authorizing deferral of costs under the prior CPP and current CPP. NW Natural will pursue recovery of costs associated with compliance with the current CPP in rates. NW Natural is recovering in rates costs associated with RNG acquired pursuant to Senate Bill 98, which also supports compliance under CPP.

On October 25, 2024, the Oregon Public Utility Commission (Commission) issued its final order related to our 2024 Oregon General Rate Case, approving the parties’ Stipulations and resolving remaining open items. The Commission also ordered the phase out of NW Natural’s line extension allowance and ordered a downward adjustment to rate base of undepreciated line extension costs. NW Natural filed an appeal with the Oregon Court of Appeals on December 23, 2024, challenging the determination and the authority of the Commission to take these actions.

Local Jurisdictions and Other Advocacy
Advocacy groups have indicated a willingness to pursue municipal ordinances and ballot measures or other local activities disincentivizing gas infrastructure. A number of cities or counties across the country have taken action, and several in our service territory are considering actions such as limitations or bans on the use of natural gas in new construction or otherwise. For example, the Eugene City Council continues to develop a plan to address GHG emissions, align incentives around GHG emissions and to engage in a number of actions, including identifying potential revenue sources, like a gas supplier tax. Similarly, some jurisdictions and advocates are seeking to ban the use of natural gas and certain natural gas appliances inside homes contending that there are detrimental indoor health effects associated with the use of natural gas.

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

NW Natural Climate Initiatives and Compliance Actions
Our residential customers are currently paying less for their natural gas today than they did 20 years ago. We expect that compliance with any form of regulation of GHG emissions will require additional resources and legislative or regulatory tools and will increase costs. The evolving guidance to implement the CCA and CPP, evolving carbon credit markets, decades-long compliance timeframes, likely changes in law and policy, and technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. We are currently including costs of compliance with the CCA in rates. CCA Compliance costs represent a 4.6% increase on residential bills starting on January 1, 2025, which is 7.5% lower than the compliance costs on average residential bills in the prior year. Low income customers do not participate in these compliance costs and are not impacted.

We are not currently able to quantify the extent to which limitations on natural gas use, or declining line extension allowances provided in rates to cover construction costs for new services, will affect new meter additions, or to what extent carbon compliance costs included in rates will affect the competitiveness of our business and the demand for natural gas service. All of these developments could negatively affect our gas utility customer growth. However, at the same time, other sources of energy are or will be subject to, GHG-related compliance requirements that are likely to affect their cost and competitiveness relative to natural gas. For example, in June 2021, the State of Oregon enacted HB 2021, a clean electricity bill that requires the state’s two largest investor-owned electric utilities and retail electricity service suppliers to reduce GHG emissions associated with electricity sold to Oregon customers to 100 percent below baseline levels by 2040 with interim steps, including an 80 percent reduction by 2030 and 90 percent reduction by 2035. This bill does not replace the separate renewable portfolio standards previously established in Oregon, which sets requirements for how much of the electricity used in Oregon must come from renewable resources. In Washington, SB 5116, the Clean Energy Transformation Act requires all electric utilities in Washington to transition to carbon-neutral electricity by 2030 and to 100 percent carbon-free electricity by 2045, with certain relief provisions to address potential reliability and cost concerns. We expect compliance with these and other laws will increase the cost of energy for electric customers in our service territory. We are not able to determine at this time whether increased electricity costs will make natural gas use more or less competitive on a relative basis.

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

FINANCIAL CONDITION

Cash Flows
The following discussion of changes in cash flows refers to the consolidated results of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided.

Operating Activities
Changes in operating cash flows are primarily affected by net income or loss, changes in working capital requirements, and other cash and non-cash adjustments to operating results.

	Three Months Ended March 31,
In thousands	2025	2024	YTD Change
NW Holdings cash provided by operating activities	$179,610	$125,039	$54,571
NW Natural cash provided by operating activities	181,230	117,983	63,247

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO MARCH 31, 2024. Cash provided by operating activities increased $54.6 million at NW Holdings and $63.2 million at NW Natural. The significant factors contributing to the increase at NW Natural were as follows:
•$29.1 million increase in accounts payable resulting from payments of higher priced gas in the prior year;
•$23.5 million increase in net income;
•$15.7 million increase in deferred income taxes; and
•$6.1 million decrease in inventories due to higher priced gas and more gas withdrawn from storage in the prior year; partially offset by
•$11.5 million decrease in regulatory accounts;
•$8.2 million increase in gas costs; and
•$7.8 million decrease in the decoupling mechanism primarily due to higher residential customer usage.

The increase in cash provided by operating activities at NW Holdings was primarily driven by the NW Natural factors discussed above and a decrease in accounts payable of $35.1 million.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16 in the 2024 Form 10-K.
Investing Activities

	Three Months Ended March 31,
In thousands	2025	2024	YTD Change
NW Holdings cash used in investing activities	$(374,975)	$(82,488)	$(292,487)
NW Natural cash used in investing activities	(84,753)	(71,554)	(13,199)

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO MARCH 31, 2024. Cash used in investing activities increased $292.5 million at NW Holdings and $13.2 million at NW Natural. The increase in cash used in investing activities at NW Holdings was primarily driven by the acquisition of SiEnergy on January 7, 2025, for which $271.1 million in cash consideration was paid. In addition, NW Holdings capital expenditures were higher by $20.0 million, driven by continued investment in our natural gas, water and wastewater utility systems. NW Natural's portion of the increase in NW Holdings capital expenditures was $11.6 million.

NW Holdings capital expenditures for 2025 are expected to be in the range of $450 million to $500 million and for the six-year period from 2025 to 2030 are expected to range from $2.5 billion to $2.7 billion. NWN Gas Utility capital expenditures for 2025 are expected to be in the range of $330 million to $360 million and for the six-year period from 2025 to 2030 are expected to be approximately 70% of NW Holdings expected capital expenditure range. SiEnergy capital expenditures for 2025 are expected to be in the range of $65 million to $75 million. NWN Water capital expenditures for 2025 are expected to be in the range of $55 million to $65 million.

The timing and amount of the core capital expenditures and projects for 2025 and the next six years could change based on regulation, growth, and cost estimates. Additional investments in our infrastructure during and after 2025 that are not incorporated in the estimates provided above will depend largely on additional regulations, growth, and expansion opportunities.
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

Mist has a number of depleted reservoirs that have not been developed into storage at this time such that NW Natural has additional expansion opportunities in the Mist storage field. To explore our opportunities, we applied for an Energy Facility Siting Council (EFSC) permit and received approval in January 2025. The permit gives us flexibility for potential upgrades and expansions. Any project we proceed with will take multiple years to permit, develop and put into service and is not currently part of our planned capital expenditures outlined in “Financial Conditions – Investing Activities” Any expansion would be based on market demand, cost effectiveness, available financing, receipt of future permits, and other rights.

Financing Activities

	Three Months Ended March 31,
In thousands	2025	2024	YTD Change
NW Holdings cash provided by financing activities	$254,368	$(2,917)	$257,285
NW Natural cash provided by financing activities	(37,228)	(4,185)	(33,043)

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO MARCH 31, 2024. Cash provided by financing activities increased $257.3 million at NW Holdings and decreased $33.0 million at NW Natural.

The increase in cash provided by financing activities at NW Holdings was primarily driven by higher issuances of long-term debt, and lower payments on long-term debt, partially offset by higher payments on short-term debt and lower proceeds from common stock issuances.

The decrease at NW Natural was primarily attributable to a decrease in short-term debt borrowings, net of cash contributions received from parent.

Capital Structure
NW Holdings' long-term goal is to maintain a strong and balanced consolidated capital structure. NW Natural targets a regulatory capital structure of 50% common equity and 50% long-term debt, which is consistent with approved regulatory allocations in Oregon, which has an allocation of 50% common equity and 50% long-term debt without recognition of short-term debt. NW Natural has requested a 52% common equity and 48% long-term debt in its current rate case, which has not yet been decided.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	March 31,		December 31,
	2025	2024	2024
Common equity	39.5%	46.0%	44.8%
Long-term debt (including current maturities)	60.5	54.0	55.2
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	March 31,		December 31,
	2025	2024	2024
Common equity	52.6%	48.4%	49.2%
Long-term debt (including current maturities)	47.4	51.6	50.8
Total	100.0%	100.0%	100.0%

As of March 31, 2025 and 2024, and December 31, 2024, NW Holdings' consolidated capital structure included common equity of 38.7%, 44.5% and 42.4%; long-term debt of 58.2%, 52.3% and 51.4%; and short-term debt including current maturities of long-term debt of 3.1%, 3.2% and 6.2%, respectively. As of March 31, 2025 and 2024, and December 31, 2024, NW Natural's consolidated capital structure included common equity of 52.6%, 47.9%, and 46.9%; long-term debt of 46.4%, 50.9% and 47.2%; and short-term debt including current maturities of long-term debt of 1.0%, 1.2%, and 5.9%, respectively.

Liquidity and Capital Resources
At March 31, 2025 and 2024, NW Holdings had approximately $100.1 million and $72.4 million, and NW Natural had approximately $81.8 million and $61.9 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

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

During the three months ended March 31, 2025, NW Holdings issued and sold 22,954 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $1.0 million, net of fees and commissions paid to agents of $10 thousand. As of March 31, 2025, NW Holdings had $150.6 million of equity available for issuance under the ATM equity program.

NW Holdings
For NW Holdings, short-term liquidity is primarily provided by cash balances, dividends from its operating subsidiaries, in particular NW Natural, available cash, proceeds from the sale of commercial paper notes, as well as a multi-year credit facility, and short-term credit facilities. NW Holdings also has a universal shelf registration statement filed with the SEC for the issuance of debt and equity securities. NW Holdings long-term debt and equity issuances are primarily used to provide equity contributions to NW Holdings’ operating subsidiaries for operating and capital expenditures and other corporate purposes. NW Natural also has a universal shelf registration statement filed with the SEC for the issuance of debt securities. NW Holdings' issuance of securities is not subject to regulation by state public utility commissions, but the dividends from NW Natural to NW Holdings are subject to regulatory ring-fencing provisions. NW Holdings guarantees the debt of its wholly-owned subsidiary, NWN Water. See "Long-Term Debt" below for more information regarding NWN Water debt.

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

At March 31, 2025, NW Natural satisfied the ring-fencing provisions described above.

Based on several factors, including current cash reserves, committed credit facilities, its ability to receive dividends from its operating subsidiaries, in particular NW Natural, and an expected ability to issue long-term debt and equity securities in the capital markets, NW Holdings believes its liquidity is sufficient to meet anticipated cash requirements, including all contractual obligations, investing, and financing activities as discussed in "Cash Flows" below, for at least the next 12 calendar months beginning April 1, 2025 and beyond such 12-month period based on NW Holdings' current business plans.

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

Dividend highlights include:

	Three Months Ended March 31,		YTD Change
Per common share	2025	2024
Dividends paid	$0.4900	$0.4875	$0.0025

In April 2025, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4900 per share. The dividend is payable on May 15, 2025 to shareholders of record on April 30, 2025, reflecting an annual indicated dividend rate of $1.96 per share.

NW Natural
For the NWN Gas Utility business segment, short-term borrowing requirements typically peak during colder winter months when NWN Gas Utility borrows money to cover the lag between natural gas purchases and bill collections from customers. Short-term liquidity for the NWN Gas Utility business is primarily provided by cash balances, internal cash flow from operations, proceeds from the sale of commercial paper notes, as well as available cash from multi-year credit facilities, short-term credit facilities, company-owned life insurance policies, the sale of long-term debt, and equity contributions from NW Holdings. NW Natural's long-term debt and contributions from NW Holdings are primarily used to finance NWN Gas Utility capital expenditures, refinance maturing debt, and provide temporary funding for other general corporate purposes of the NWN Gas Utility business.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at March 31, 2025. See "Credit Ratings" below and Note 15.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include NW Natural's pension contribution requirements and environmental expenditures. For additional information, see Part II, Item 7 "Financial Condition" in the 2024 Form 10-K.

NWN Renewables Gas Purchase Agreements
NWN Renewables is an unregulated subsidiary of NW Natural Holdings established to pursue unregulated RNG activities. In September 2021, a subsidiary of NWN Renewables, Ohio Renewables, and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to secure RNG supply from two production facilities that are designed to convert landfill waste gases to RNG (EDL Facilities). The first facility was completed and commenced delivery of RNG to Ohio Renewables in September 2024. Upon reaching this milestone, Ohio Renewables paid approximately $26.0 million to the EDL subsidiary. The second facility was completed and commenced delivery of RNG to Ohio Renewables in December 2024 at which point Ohio Renewables made an additional payment of $25.4 million to the EDL subsidiary.

Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period at a contractually specified price. Under the amended agreements, we currently estimate the amount of RNG purchases based on prices and quantities specified in the agreements to be as follows: approximately $18.9 million in 2025, $18.9 million in 2026, $22.8 million in 2027, $22.8 million in 2028, $24.1 million in 2029 and $532.6 million thereafter.

NWN Renewables Gas Sale Agreements
Ohio Renewables has contracted to sell RNG produced by the EDL Facilities up to certain specified volumes in each of calendar years 2024 through 2026 to an investment-grade counterparty. We currently estimate RNG volumes to be sold pursuant to this agreement to be approximately 2,430,000 MMbtu over the life of the agreement, provided that such amounts of RNG are produced by the EDL Facilities during that period.

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

NWN Gas Utility Collective Bargaining Agreement
At December 31, 2024, 626 of NW Natural's natural gas distribution employees were members of the Office and Professional
Employees International Union (OPEIU) Local No. 11. In May 2024, union employees ratified a new collective bargaining agreement that took effect on June 1, 2024, expires on May 31, 2028, and is effective thereafter from year to year unless either party serves notice of its intent to negotiate modifications to the collective bargaining agreement. The terms of the collective bargaining agreement include the following items: a 6.0% wage increase effective June 1, 2024 and scheduled wage increases effective December 1 of each subsequent year of 4.0%; a 401(k) contribution of 4% for employees hired after our pension plan was closed on December 31, 2009; and a 401(k) match of 50% of the first 8% of savings.

Short-Term Debt
The primary source of short-term liquidity for NW Holdings is cash balances, dividends from its operating subsidiaries, in particular NW Natural, proceeds from the sale of commercial paper notes, available cash from a multi-year credit facility, and short-term credit facilities it may enter into from time to time.

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

At March 31, 2025, March 31, 2024 and December 31, 2024, short-term debt consisted of the following:

	March 31, 2025		March 31, 2024		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
NW Natural commercial paper	$—	—%	$31.7	5.5%	$136.5	4.8%
NW Holdings credit agreement	81.1	5.5%	63.0	6.3%	33.6	5.5%
Total short-term debt	$81.1		$94.7		$170.1
(1) Weighted average interest rate on outstanding short-term debt

Commercial Paper
On March 21, 2025, NW Holdings initiated a commercial paper program. At March 31, 2025, there was no commercial paper outstanding at NW Natural or NW Holdings.

SiEnergy Revolving Credit Facility
On January 7, 2025, NW Holdings acquired all of the issued and outstanding limited liability company interest of SiEnergy. SiEnergy's subsidiary, Si Investment Co., has a revolving credit facility (the Revolving Facility) and a term loan credit facility (the Delayed Draw Term Loan Facility) under its Amended Credit Agreement dated December 22, 2020 between SiEnergy, its subsidiaries Si Investment Co, LLC (Si Investment Co), SiEnergy, L.P., Terra Transmission, LLC, SiEnergy Power Solutions, LLC, and SiEnergy GP, L.L.C., and ING Capital LLC, as administrative agent and L/C Issuer (as defined therein), and the lenders party thereto (as amended, the Amended Credit Agreement). The Delayed Draw Term Loan Facility is described below in the Long-Term Debt section. The Revolving Facility has aggregate commitments of $5.0 million, including a letter of credit sublimit of $1.0 million. Si Investment Co is required to pay upfront fees, structuring fees, annual administrative fees, commitment fees, letter of credit fees and certain other fees. Loans extended under the Facilities bear interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin is 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans. At March 31, 2025, there were no borrowings on the Revolving Facility.

Acquisition Bridge Facility
On January 7, 2025, NW Holdings entered into a 364-Day Term Loan Credit Agreement (the Acquisition Bridge Facility) among NW Holdings, as borrower, certain lenders parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which NW Holdings borrowed a $273.0 million senior unsecured term loan (the Bridge Loan), the proceeds of which were used to finance the SiEnergy acquisition, with any remaining proceeds to be used for working capital needs and for general corporate purposes. The Bridge Loan was repaid in full in March 2025.

Credit Agreements
NW Holdings
At March 31, 2025, NW Holdings had a $200 million sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million. In December 2024, the maturity date of the agreement was extended to November 3, 2027, with available extensions of commitments for one additional one-year period, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2025 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. At March 31, 2025, March 31, 2024 and December 31, 2024, $81.1 million, $63.0 million and $33.6 million were drawn under the NW Holdings Credit Agreement, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at March 31, 2025 and 2024, with consolidated indebtedness to total capitalization ratios of 57.7% and 55.4%, respectively.

The NW Holdings credit agreement also requires NW Holdings to maintain debt ratings (which are defined by a formula using NW Natural's credit ratings in the event NW Holdings does not have a credit rating) with Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody’s) and notify the lenders of any change in its senior unsecured debt ratings or senior secured debt ratings, as applicable, by such rating agencies. A change in NW Holdings' debt ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of debt rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding under the credit agreements are tied to debt ratings and therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreements when ratings are changed. NW Holdings maintains a credit rating with S&P of A- and does not currently maintain ratings with Moody's.

NW Holdings had no letters of credit issued and outstanding under the credit agreement at March 31, 2025 and 2024.

NW Natural
At March 31, 2025, NW Natural had a sustainability-linked multi-year credit agreement for unsecured revolving loans totaling $400 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million. In December 2024, the maturity date of the agreement was extended to November 3, 2027 with an available extension of commitments for one additional one-year period, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2025 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. NW Natural did not have any outstanding balances drawn under this credit facility at March 31, 2025, March 31, 2024 and December 31, 2024.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at March 31, 2025 or 2024. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at March 31, 2025 and 2024, with consolidated indebtedness to total capitalization ratios of 47.4% and 52.1%, respectively.

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

NW Natural had no letters of credit issued and outstanding under the credit agreement at March 31, 2025 and 2024.

SiEnergy
On January 7, 2025, NW Holdings acquired all of the issued and outstanding limited liability company interest of SiEnergy. SiEnergy's subsidiary, Si Investment Co., has a revolving credit facility (the Revolving Facility) that in aggregate has commitments of $5.0 million, including a letter of credit sublimit of $1.0 million. Si Investment Co is required to pay upfront fees, structuring fees, annual administrative fees, commitment fees, letter of credit fees and certain other fees. Loans extended under the Facilities bear interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin is 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans. At March 31, 2025, there were no borrowings on the Revolving Facility.

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

There were no letter of credits issued or outstanding under the LC reimbursement agreement at March 31, 2025.

Credit Ratings
NW Holdings credit ratings are a factor of liquidity, potentially affecting access to the capital markets. NW Natural's credit ratings also have an impact on the cost of funds.

The following table summarized NW Holdings' current credit ratings:

S&P
Commercial paper (short-term debt)	A-2
Junior subordinated debentures	BBB
Issuer credit rating	A-
Ratings outlook	Stable

The following table summarizes NW Natural's current credit ratings:

	S&P	Moody's
Commercial paper (short-term debt)	A-1	P-2
Senior secured (long-term debt)	AA-	A2
Senior unsecured (long-term debt)	n/a	Baa1
Issuer credit rating	A+	n/a
Ratings outlook	Stable	Stable

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

Long-Term Debt
SiEnergy Delayed Draw Term Loan Facility
On January 7, 2025, NW Holdings acquired all of the issued and outstanding limited liability company interest of SiEnergy. SiEnergy's subsidiary, Si Investment Co., has a term loan credit facility (the Delayed Draw Term Loan Facility), on a delayed draw basis, which had initial aggregate commitments, as amended, of $200.0 million, of which $33.3 million remained in effect as of March 31, 2025. As of March 31, 2025, the outstanding principal balance of the Delayed Draw Term Loan Facility is $149.6 million.

Under the Amended Credit Agreement, Si Investment Co. is required to pay upfront fees, structuring fees, annual administrative fees, commitment fees, letter of credit fees and certain other fees. Loans extended under the Facilities bear interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin is 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans.

Loans borrowed under the Delayed Draw Term Loan Facility from time to time become funded term loans (Funded Term Loans), which are subject to required amortization, once per year. Si Investment Co. is required to make principal payments with respect to Funded Term Loans in equal quarterly installments in an amount sufficient to amortize such loans over a period of 25 years. In addition, the Facilities are subject to certain mandatory prepayments, including in connection with certain asset sales or casualty or that result in Loan Parties’ receipt of certain insurance or condemnation proceeds. The Facility mature on December 22, 2026.

Issuance of Long-Term Debt
On January 6, 2025, NW Holdings entered into a Term Loan Credit Agreement (the Term Loan Agreement), among NW Holdings, as borrower, certain lenders parties thereto, and U.S. Bank National Association, as Administrative Agent, pursuant to which NW Holdings borrowed a $50.0 million senior unsecured term loan (the Term Loan), the proceeds of which will be used for working capital needs and for general corporate purposes. The Term Loan is due and payable on April 6, 2026. NW Holdings may prepay the Term Loan without premium or penalty (other than customary breakage costs, if applicable). Amounts prepaid may not be reborrowed.

The Term Loan Agreement bears interest at a per annum rate equal to the sum of (x) either (i) term SOFR with a one-, three- or six-month tenor, plus an adjustment of 0.10%, or (ii) the Alternate Base Rate, as defined in the Term Loan Agreement, plus (y) the Applicable Margin, as defined in the Term Loan Agreement. The Applicable Margin is 0.90% per annum, for term SOFR loans, and 0.00% per annum, for Alternate Base Rate loans.

On March 12, 2025, NW Holdings entered into an Underwriting Agreement for the sale of $325.0 million in aggregate principal amount of the Company’s Junior Subordinated Debentures due September 15, 2055 (Junior Subordinated Debentures). The Company will pay interest on the Junior Subordinated Debentures (i) from and including the date of original issuance to, but not including, September 15, 2035, at an annual rate of 7.0% and (ii) from and including September 15, 2035, during each Interest Reset Period at an annual rate equal to the Five-Year Treasury Rate as of the most recent Reset Interest Determination Date plus 2.701%. The sale of the Junior Subordinated Debentures closed on March 18, 2025.

At March 31, 2025, NW Holdings and NW Natural had long-term debt outstanding of $2,229.9 million and $1,365.6 million, respectively, which included $14.4 million and $9.1 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Holdings' long-term debt primarily consists of the following items:

•NW Natural's long-term debt, which consists of FMBs with maturity dates ranging from 2025 through 2053, interest rates ranging from 2.8% to 7.9%, and a weighted average interest rate of 4.6%;
•NW Holdings' Junior Subordinated Debentures with an interest rate of 7.0% and a maturity date of 2055;
•NW Holdings' unsecured senior bonds with maturity dates ranging from 2028 through 2034 and interest rates ranging from 5.5% to 5.9%, and a weighted average interest rate of 5.7%; and
•Term loans at SiEnergy, NWN Water and NW Holdings due in 2026.

$30.0 million of long-term debt is scheduled to mature over the next twelve months as of March 31, 2025 at NW Natural and $6.8 million at NW Holdings. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2024 Form 10-K for long-term debt maturing over the next five years.

Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.8%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026, along with the variable-rate debt.

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of March 31, 2025. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2024 Form 10-K. At March 31, 2025, NW Natural's total estimated liability related to environmental sites is $152.7 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" in the 2024 Form 10-K and Note 17.

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

There have been no material changes to the information provided in the 2024 Form 10-K with respect to the application of critical accounting policies and estimates. See Part II, Item 7, "Application of Critical Accounting Policies and Estimates," in the 2024 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the three months ended March 31, 2025. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2024 Form 10-K.

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural, except as noted below.

On January 7, 2025, we completed the acquisition of SiEnergy. See Note 14 to the Consolidated Financial Statements for additional information. In connection with the integration of SiEnergy, we are in the process of analyzing and evaluating internal controls over financial reporting. This process may result in additions or changes to our internal control over financial reporting.

We plan to exclude SiEnergy's operations from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2025 in accordance with the Securities and Exchange Commission guidance. Such guidance permits management to omit an assessment of an acquired business'internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year.

The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 17 to our unaudited condensed consolidated financial statements included in Part I, Item 1 and those proceedings disclosed in Part I, Item 3, “Legal Proceedings” in the 2024 Form 10-K, which are incorporated by reference, we have only nonmaterial litigation, or litigation that occurs in the ordinary course of our business.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors in the 2024 Form 10-K, which could materially affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$150,000,000
01/01/25-01/31/25	—	—	—	—
02/01/25-02/28/25	—	—	—	—
03/01/25-03/31/25	—	—	—	—
Total	—	$—	2,124,528	$150,000,000
(1)During the quarter ended March 31, 2025, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended March 31, 2025, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended March 31, 2025, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. On May 29, 2024, NW Holdings disclosed that effective May 23, 2024, NW Holdings' Board authorized a new share repurchase program under which NW Holdings may repurchase in open market or privately negotiated transactions up to an aggregate of 5 million shares or an amount not to exceed $150 million. The new share repurchase program is authorized to continue until the program is used, terminated or replaced. The repurchase program replaces the Company’s previously authorized share repurchase program, which commenced in 2000 and authorized the repurchase of up to 2.8 million shares, or an amount not to exceed $100 million, in the aggregate. For more information on our repurchase program, refer to Note 5 in the 2024 Form 10-K.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any such trading arrangements.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2025

Exhibit Index
Exhibit Number	Document
*4.1	Indenture (For Unsecured Subordinated Debt Securities) dated as of March 1, 2025 (incorporated by reference to Exhibit 4(a) to the Form 8-K dated March 18, 2025, File No. 1-38681).

*4.2
Term Loan Credit Agreement, dated as of January 6, 2025 among Northwest Natural Holding Company, the lenders party thereto, with U.S. Bank National Association, as administrative agent and sole bookrunner and lead arranger (incorporated by reference to Exhibit 4t to the Form 10-K for the year ended December 31, 2024, File No. 1-38681).

*4.3
364-Day Term Loan Credit Agreement, dated as of January 7, 2025, among Northwest Natural Holding Company, the lenders party thereto, with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 4u to the Form 10-K for the year ended December 31, 2024, File No. 1-38681).

*4.4
Credit Agreement, dated as of December 22, 2020, among SiEnergy Operating, LLC, SiEnergy, L.P., Terra Transmission, LLC, SiEnergy Power Solutions, LLC, and SiEnergy GP, L.L.C., the lenders party thereto, with ING Capital LLC as administrative agent and L/C Issuer, as amended by Amendment No. 1 to the Credit Agreement, dated as of March 23, 2021, Amendment No. 2 to the Credit Agreement, dated as of July 13, 2021, Amendment No. 3 to the Credit Agreement, dated as of July 11, 2022, and Amendment No. 4 to the Credit Agreement dated as of December 22, 2023 (incorporated by reference to Exhibit 4v to the Form 10-K for the year ended December 31, 2024, File No. 1-38681).

*10.1	Executive Annual Incentive Plan, effective January 1, 2025 (incorporated by reference to Exhibit 10m to the Form 10-K for the year ended December 31, 2024, File No. 1-38681).

*10.2
Form of Change in Control Severance Agreement between Northwest Natural Gas Company and Justin B. Palfreyman, as amended and restated as of February 27, 2025 (incorporated by reference to Exhibit 10o to the Form 10-K for the year ended December 31, 2024, File No. 1-15973).

*10.3
Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2025-2027) (incorporated by reference to Exhibit 10x to the Form 10-K for the year ended December 31, 2024, File No. 1-38681).

*10.4	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2025) (incorporated by reference to Exhibit 10aa to the Form 10-K for the year ended December 31, 2024, File No. 1-38681).

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	May 6, 2025
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	May 6, 2025
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller