Form 10-Q
period 2025-06-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2025-08-05
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
At July 25, 2025, 40,938,429 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended June 30, 2025

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
•credit exposures and credit ratings or changes in credit ratings or outlook;
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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2025	2024	2025	2024

Operating revenues	$236,194	$211,714	$730,478	$645,184

Operating expenses:
Cost of gas	64,503	72,970	237,494	248,687
Operations and maintenance	79,065	64,950	162,748	138,564
Environmental remediation	2,296	2,329	8,549	8,075
General taxes	12,076	11,853	27,847	27,321
Revenue taxes	8,283	9,211	27,688	27,455
Depreciation	41,535	33,762	82,035	66,860
Other operating expenses	1,225	933	2,552	2,689
Total operating expenses	208,983	196,008	548,913	519,651
Income from operations	27,211	15,706	181,565	125,533
Other income (expense), net	(160)	6	(2,676)	(1,128)
Interest expense, net	30,491	19,311	59,886	39,842
Income (loss) before income taxes	(3,440)	(3,599)	119,003	84,563
Income tax (benefit) expense	(940)	(812)	33,587	23,527
Net income (loss)	(2,500)	(2,787)	85,416	61,036
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $—and $115 for three months ended and $— and $49 for the six months ended June 30, 2025 and 2024, respectively	—	115	—	(134)
Amortization of non-qualified employee benefit plan liability, net of taxes $25 and $55 for the three months ended and $50 and $101 for the six months ended June 30, 2025 and 2024, respectively	174	152	349	279
Unrealized (loss) gain on interest rate swaps, net of taxes $— and $22 for the three months ended and $47 and $146 for the six months ended June 30, 2025 and 2024, respectively	(1)	58	(131)	404
Comprehensive income (loss)	$(2,327)	$(2,462)	$85,634	$61,585
Average common shares outstanding:
Basic	40,482	38,260	40,364	38,013
Diluted	40,482	38,260	40,429	38,059
Earnings (loss) per share of common stock:
Basic	$(0.06)	$(0.07)	$2.12	$1.61
Diluted	(0.06)	(0.07)	2.11	1.60

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2025	2024	2024

Assets:
Current assets:
Cash and cash equivalents	$102,579	$65,192	$38,490
Accounts receivable	78,865	61,821	124,480
Accrued unbilled revenue	27,943	22,863	94,400
Allowance for uncollectible accounts	(3,210)	(3,758)	(3,474)
Regulatory assets	103,914	124,102	130,116
Derivative instruments	7,210	8,033	6,628
Inventories	113,720	107,332	106,954
Other current assets	35,095	37,535	60,180
Total current assets	466,116	423,120	557,774
Non-current assets:
Property, plant, and equipment	5,415,697	4,764,593	4,918,919
Less: Accumulated depreciation	1,269,274	1,234,148	1,246,592
Total property, plant, and equipment, net	4,146,423	3,530,445	3,672,327
Regulatory assets	372,668	308,521	382,499
Derivative instruments	4,077	2,985	535
Other investments	82,223	83,795	82,236
Operating lease right of use asset, net	69,555	69,813	68,626
Assets under sales-type leases	123,588	127,794	125,653
Goodwill	370,889	163,166	183,804
Other non-current assets	151,024	112,727	160,862
Total non-current assets	5,320,447	4,399,246	4,676,542
Total assets	$5,786,563	$4,822,366	$5,234,316

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands, except share information	2025	2024	2024

Liabilities and equity:
Current liabilities:
Short-term debt	$157,396	$79,000	$170,110
Current maturities of long-term debt	141,541	866	30,787
Accounts payable	116,819	93,564	133,270
Taxes accrued	11,530	11,302	16,176
Interest accrued	25,279	18,130	18,220
Regulatory liabilities	130,944	99,663	116,180
Derivative instruments	25,977	52,048	75,272
Operating lease liabilities	2,486	1,851	1,840
Other current liabilities	71,895	79,116	87,162
Total current liabilities	683,867	435,540	649,017
Long-term debt	2,086,650	1,574,751	1,679,355
Deferred credits and other non-current liabilities:
Deferred tax liabilities	426,827	394,489	397,149
Regulatory liabilities	737,194	705,929	730,117
Pension and other postretirement benefit liabilities	125,019	153,849	130,397
Derivative instruments	7,908	11,988	13,307
Operating lease liabilities	76,749	76,692	75,914
Other non-current liabilities	183,111	122,412	173,689
Total deferred credits and other non-current liabilities	1,556,808	1,465,359	1,520,573
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 40,909,610, 38,669,098, and 40,222,305 at June 30, 2025 and 2024, and December 31, 2024, respectively	1,017,403	929,498	989,346
Retained earnings	448,517	423,718	402,925
Accumulated other comprehensive loss	(6,682)	(6,500)	(6,900)
Total equity	1,459,238	1,346,716	1,385,371
Total liabilities and equity	$5,786,563	$4,822,366	$5,234,316

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total shareholders' equity, beginning balances	$1,456,218	$1,343,386	$1,385,371	$1,283,838

Common stock:
Beginning balances	992,278	905,153	989,346	890,976
Stock-based compensation	659	496	2,590	2,224
Shares issued pursuant to equity based plans, net of shares withheld for taxes	956	1,025	940	1,256
Issuance of common stock, net of issuance costs	23,510	22,824	24,527	35,042
Ending balances	1,017,403	929,498	1,017,403	929,498

Retained earnings:
Beginning balances	470,795	445,058	402,925	399,911
Net income (loss)	(2,500)	(2,787)	85,416	61,036
Dividends on common stock	(19,778)	(18,553)	(39,824)	(37,229)
Ending balances	448,517	423,718	448,517	423,718

Accumulated other comprehensive income (loss):
Beginning balances	(6,855)	(6,825)	(6,900)	(7,049)
Other comprehensive income	173	325	218	549
Ending balances	(6,682)	(6,500)	(6,682)	(6,500)

Total shareholders' equity, ending balances	$1,459,238	$1,346,716	$1,459,238	$1,346,716

Dividends per share of common stock	$0.4900	$0.4875	$0.9800	$0.9750

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2025	2024
Operating activities:
Net income	$85,416	$61,036
Adjustments to reconcile net income to cash provided by operations:
Depreciation	82,035	66,860
Amortization	12,136	9,461
Deferred income taxes	28,054	8,844
Qualified defined benefit pension plan expense	5,437	2,164
Contributions to qualified defined benefit pension plans	(5,510)	(3,390)
Deferred environmental expenditures, net	(11,720)	(14,128)
Environmental remediation expense	8,549	8,075
Asset optimization revenue sharing bill credits	(15,549)	(29,198)
Other	7,794	7,322
Changes in assets and liabilities:
Receivables, net	121,551	118,562
Inventories	(4,382)	5,411
Income and other taxes	8,505	14,837
Accounts payable	11,582	(10,966)
Deferred gas costs	(45,247)	(14,418)
Asset optimization revenue sharing	10,097	4,284
Decoupling mechanism	(14,793)	4,085
Cloud-based software	(3,819)	(16,424)
Regulatory accounts	1,612	14,866
Other, net	22	8,793
Cash provided by operating activities	281,770	246,076
Investing activities:
Capital expenditures	(222,664)	(198,929)
Acquisitions, net of cash acquired	(331,329)	—
Purchase of equity method investment	(1,000)	(1,000)
Other	(894)	(512)
Cash used in investing activities	(555,887)	(200,441)
Financing activities:
Proceeds from common stock issued, net	24,384	34,986
Long-term debt issued	375,000	150,000
Long-term debt retired	(3,022)	(150,000)
Changes in other short-term debt, net	(17,692)	(10,780)
Cash dividend payments on common stock	(38,180)	(35,600)
Payment of financing fees	(4,385)	(748)
Shares withheld for tax purposes	(1,537)	(1,314)
Other	(1,769)	(764)
Cash provided (used) by financing activities	332,799	(14,220)
Increase in cash, cash equivalents and restricted cash	58,682	31,415
Cash, cash equivalents and restricted cash, beginning of period	47,982	49,624
Cash, cash equivalents and restricted cash, end of period	$106,664	$81,039

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$52,557	$34,802
Income taxes paid, net of refunds	8,079	10,251

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024

Operating revenues	$200,807	$200,188	$649,620	$622,963

Operating expenses:
Cost of gas	56,939	73,026	216,375	248,799
Operations and maintenance	63,039	56,751	130,805	122,260
Environmental remediation	2,296	2,329	8,549	8,075
General taxes	11,234	11,305	26,213	26,396
Revenue taxes	7,832	9,198	26,397	27,393
Depreciation	36,564	31,658	72,600	62,765
Other operating expenses	515	535	1,261	1,258
Total operating expenses	178,419	184,802	482,200	496,946
Income from operations	22,388	15,386	167,420	126,017
Other expense, net	(698)	(430)	(3,447)	(1,752)
Interest expense, net	15,128	15,336	30,708	31,414
Income (loss) before income taxes	6,562	(380)	133,265	92,851
Income tax expense	1,638	44	37,302	25,717
Net income (loss)	4,924	(424)	95,963	67,134
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $— and $115 for the three months ended and $— and $49 for the six months ended June 30, 2025 and 2024, respectively	—	115	—	(134)
Amortization of non-qualified employee benefit plan liability, net of taxes of $25 and $55 for the three months ended and $50 and $101 for the six months ended June 30, 2025 and 2024, respectively	174	152	349	279
Comprehensive income (loss)	$5,098	$(157)	$96,312	$67,279

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2025	2024	2024

Assets:
Current assets:
Cash and cash equivalents	$82,867	$19,189	$19,961
Accounts receivable	62,557	57,227	119,976
Accrued unbilled revenue	21,609	20,823	91,508
Receivables from affiliates	1,645	429	591
Allowance for uncollectible accounts	(2,574)	(3,523)	(2,788)
Regulatory assets	103,190	124,078	130,091
Derivative instruments	7,182	7,624	6,563
Inventories	105,663	105,599	105,031
Other current assets	25,109	36,445	53,781
Total current assets	407,248	367,891	524,714
Non-current assets:
Property, plant, and equipment	4,860,664	4,581,003	4,706,719
Less: Accumulated depreciation	1,236,148	1,213,169	1,222,413
Total property, plant, and equipment, net	3,624,516	3,367,834	3,484,306
Regulatory assets	370,536	308,415	381,682
Derivative instruments	4,077	2,588	394
Other investments	63,024	65,865	63,938
Operating lease right of use asset, net	66,965	69,317	68,115
Assets under sales-type leases	123,587	127,794	125,653
Other non-current assets	97,728	109,009	107,493
Total non-current assets	4,350,433	4,050,822	4,231,581
Total assets	$4,757,681	$4,418,713	$4,756,295

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2025	2024	2024

Liabilities and equity:
Current liabilities:
Short-term debt	$—	$—	$136,510
Current maturities of long-term debt	29,997	—	29,992
Accounts payable	90,226	86,528	125,359
Payables to affiliates	8,096	7,963	3,487
Taxes accrued	9,836	9,906	15,759
Interest accrued	15,109	15,108	15,018
Regulatory liabilities	130,772	99,545	116,047
Derivative instruments	25,977	52,048	75,272
Operating lease liabilities	1,731	1,691	1,653
Other current liabilities	68,353	75,018	85,723
Total current liabilities	380,097	347,807	604,820
Long-term debt	1,335,736	1,365,066	1,335,407
Deferred credits and other non-current liabilities:
Deferred tax liabilities	411,710	382,177	382,686
Regulatory liabilities	736,251	704,980	729,172
Pension and other postretirement benefit liabilities	125,019	153,848	130,397
Derivative instruments	7,908	11,988	13,307
Operating lease liabilities	74,882	76,355	75,591
Other non-current liabilities	168,876	112,158	160,865
Total deferred credits and other non-current liabilities	1,524,646	1,441,506	1,492,018
Commitments and contingencies (Note 16)
Equity:
Common stock	854,903	644,903	719,903
Retained earnings	669,002	626,523	611,199
Accumulated other comprehensive loss	(6,703)	(7,092)	(7,052)
Total equity	1,517,202	1,264,334	1,324,050
Total liabilities and equity	$4,757,681	$4,418,713	$4,756,295

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total shareholder's equity, beginning balances	$1,516,205	$1,282,362	$1,324,050	$1,232,620

Common stock:
Beginning balances	839,903	644,903	719,903	644,903
Capital contributions from parent	15,000	—	135,000	—
Ending balances	854,903	644,903	854,903	644,903

Retained earnings:
Beginning balances	683,179	644,818	611,199	594,954
Net income (loss)	4,924	(424)	95,963	67,134
Dividends on common stock	(19,101)	(17,871)	(38,160)	(35,565)
Ending balances	669,002	626,523	669,002	626,523

Accumulated other comprehensive income (loss):
Beginning balances	(6,877)	(7,359)	(7,052)	(7,237)
Other comprehensive income	174	267	349	145
Ending balances	(6,703)	(7,092)	(6,703)	(7,092)

Total shareholder's equity, ending balances	$1,517,202	$1,264,334	$1,517,202	$1,264,334

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2025	2024

Operating activities:
Net income	$95,963	$67,134
Adjustments to reconcile net income to cash provided by operations:
Depreciation	72,600	62,765
Amortization	11,327	9,241
Deferred income taxes	25,772	7,637
Qualified defined benefit pension plan expense	5,437	2,164
Contributions to qualified defined benefit pension plans	(5,510)	(3,390)
Deferred environmental expenditures, net	(11,720)	(14,128)
Environmental remediation expense	8,549	8,075
Asset optimization revenue sharing bill credits	(15,549)	(29,198)
Other	5,797	6,665
Changes in assets and liabilities:
Receivables, net	123,804	119,695
Inventories	(926)	5,629
Income and other taxes	13,977	3,971
Accounts payable	(2,512)	(13,544)
Deferred gas costs	(45,247)	(14,418)
Asset optimization revenue sharing	10,097	4,284
Decoupling mechanism	(14,793)	4,085
Cloud-based software	(3,819)	(16,424)
Regulatory accounts	1,638	14,867
Other, net	2,126	7,089
Cash provided by operating activities	277,011	232,199
Investing activities:
Capital expenditures	(177,122)	(179,015)
Other	(947)	(757)
Cash used in investing activities	(178,069)	(179,772)
Financing activities:
Cash contributions received from parent	135,000	—
Changes in other short-term debt, net	(136,510)	(16,780)
Cash dividend payments on common stock	(38,160)	(35,565)
Shares withheld for tax purposes	(1,537)	(1,314)
Other	(236)	(277)
Cash used by financing activities	(41,443)	(53,936)
Increase in cash, cash equivalents and restricted cash	57,499	(1,509)
Cash, cash equivalents and restricted cash, beginning of period	29,428	36,520
Cash, cash equivalents and restricted cash, end of period	$86,927	$35,011

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$28,718	$28,735
Income taxes paid, net of refunds	8,000	24,920

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

NW Natural's regulated natural gas distribution activities are reported in the NWN Gas Utility reportable segment, which was previously referred to as the natural gas distribution (NGD) segment prior to 2025. The NWN Gas Utility segment serves residential, commercial, and industrial customers in Oregon and southwest Washington. SiEnergy Operating, LLC (SiEnergy Gas Utility or SiEnergy), which was acquired January 7, 2025, owns SiEnergy Gas, LLC, which is a regulated natural gas distribution utility, and serves residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also owns Terra Transmission, which serves several customers in Dallas and Austin, Texas. SiEnergy activities are reported in the SiEnergy Gas Utility reportable segment. NW Natural Water Company, LLC (NWN Water Utility or NWN Water) activities are reported in the NWN Water Utility reportable segment, which provides water distribution and wastewater services to communities throughout the Pacific Northwest, Texas, Arizona, and California. NW Holdings and NW Natural also have investments and business activities not specifically related to the NWN Gas Utility, SiEnergy Gas Utility and NWN Water Utility segments, which are aggregated and reported as NW Holdings Other and NW Natural Other.

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

Information presented in these interim consolidated financial statements is unaudited but includes all material adjustments management considers necessary for a fair statement of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in NW Holdings' and NW Natural's combined Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K). A significant part of NW Holdings' and NW Natural's business is of a seasonal nature; therefore, NW Holdings and NW Natural results of operations for interim periods are not necessarily indicative of full year results. Seasonality affects the comparability of the results of other operations across quarters but not across years.

Notes to the consolidated financial statements reflect the activity for both NW Holdings and NW Natural for all periods presented, unless otherwise noted. NW Holdings and NW Natural historical segment reporting has been recast to reflect their current organizational structure. The recasting did not have a material effect on the consolidated financial statements of NW Holdings or NW Natural.

2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2024 Form 10-K. There were no material changes to those accounting policies during the six months ended June 30, 2025 other than those set forth in this Note 2. The following are updates to certain critical accounting policy estimates and new accounting standards.

Industry Regulation
NW Holdings' principal business is to operate as a holding company for NW Natural, SiEnergy, NWN Water and its other subsidiaries. NW Natural's principal business is the distribution of natural gas, which is regulated by the Oregon Public Utility Commission (OPUC) and Washington Utilities and Transportation Commission (WUTC). NW Natural also has natural gas storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), and to a certain extent by the OPUC and WUTC. SiEnergy's principal business is the distribution of natural gas in Texas; primarily in the Houston, Dallas and Austin metropolitan areas. SiEnergy also includes a natural gas transmission utility serving customers in the greater metropolitan areas of Dallas and Austin, Texas. SiEnergy's natural gas utilities are subject to regulation by the Railroad Commission of Texas. NWN Water's principal business is water and wastewater utility services. NWN Water's subsidiaries own water businesses, which are regulated by the public utility commission in the state in which the water utility is located, which is currently Oregon, Washington, Idaho, Texas and Arizona. Wastewater businesses, to the extent they are regulated, are generally regulated by the public utility commissions in the state in which the wastewater utility is located, which is currently Texas and Arizona. Accounting records and practices of the regulated businesses conform to the requirements and uniform system of accounts prescribed by these regulatory authorities in accordance with U.S. GAAP. The businesses in which customer rates are regulated have approved cost-based rates which are intended to allow such businesses to earn a reasonable return on invested capital.

In applying regulatory accounting principles, NW Holdings and NW Natural capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the applicable state public utility commission, which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a return or a carrying charge in certain cases.

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	June 30,		December 31,
In thousands	2025	2024	2024
NW Natural:
Current:
Unrealized loss on derivatives(1)	$25,977	$52,048	$75,272
Gas costs	5,973	7,134	5,340
Environmental costs(2)	11,447	9,915	10,746
Decoupling(3)	9,313	538	—
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,208	2,208	2,208
Washington Climate Commitment Act compliance	7,874	19,655	7,778
COVID-19 deferrals and expenses, net	152	2,646	778
Security and systems improvements	2,018	2,647	2,711
Industrial demand side management(5)	13,612	10,721	8,551
Other(6)	17,485	9,435	9,576
Total current - NW Natural	103,190	124,078	130,091
Other (NW Holdings)	724	24	25
Total current - NW Holdings	$103,914	$124,102	$130,116
NW Natural:
Non-current:
Unrealized loss on derivatives(1)	$7,908	$11,988	$13,307
Pension balancing(4)	18,169	24,074	21,681
Income taxes	8,993	9,930	9,560
Pension and other postretirement benefit liabilities	106,705	111,502	111,236
Environmental costs(2)	160,120	112,189	167,086
Gas costs	1,360	853	1,442
Decoupling(3)	1,534	—	—
Washington Climate Commitment Act compliance	32,851	8,983	22,136
COVID-19 deferrals and expenses, net	927	1,128	927
Security and systems improvements	8,369	9,040	8,531
Industrial demand side management(5)	1,906	1,700	7,390
Other(6)	21,694	17,028	18,386
Total non-current - NW Natural	370,536	308,415	381,682
Other (NW Holdings)	2,132	106	817
Total non-current - NW Holdings	$372,668	$308,521	$382,499
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
(5)Energy efficiency program for industrial sales customers in Oregon to provide assistance with reducing their gas usage.
(6)Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.

	Regulatory Liabilities
	June 30,		December 31,
In thousands	2025	2024	2024
NW Natural:
Current:
Gas costs	$41,049	$33,491	$35,947
Unrealized gain on derivatives(1)	7,182	7,624	6,563
Decoupling(3)	6,811	9,538	8,726
Income taxes	4,726	4,726	4,726
Asset optimization revenue sharing	14,121	8,994	17,500
Washington Climate Commitment Act compliance	51,801	30,468	36,595
Other(6)	5,082	4,704	5,990
Total current - NW Natural	130,772	99,545	116,047
Other (NW Holdings)	172	118	133
Total current - NW Holdings	$130,944	$99,663	$116,180
NW Natural:
Non-current:
Gas costs	$5,133	$5,939	$14,220
Unrealized gain on derivatives(1)	4,077	2,588	394
Decoupling(3)	841	1,510	2,872
Income taxes(7)	160,990	166,063	164,759
Accrued asset removal costs(8)	543,700	510,900	526,526
Asset optimization revenue sharing	—	—	2,073
Other(6)	21,510	17,980	18,328
Total non-current - NW Natural	736,251	704,980	729,172
Other (NW Holdings)	943	949	945
Total non-current - NW Holdings	$737,194	$705,929	$730,117
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

We believe all costs incurred and deferred at June 30, 2025 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. These investments are readily convertible to cash with fair value approximating cost. As of June 30, 2025, the amount invested in money market funds was $72.0 million at NW Holdings and $69.0 million at NW Natural. As of June 30, 2024, the amount invested in money market funds was $11.4 million at NW Holdings and $8.2 million at NW Natural. These investments are measured using net asset value per share.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of June 30, 2025 and 2024 and December 31, 2024:

	June 30,		December 31,
In thousands	2025	2024	2024
Cash and cash equivalents	$102,579	$65,192	$38,490
Restricted cash included in other current assets	4,085	15,847	9,492
Cash, cash equivalents and restricted cash	$106,664	$81,039	$47,982

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of June 30, 2025 and 2024 and December 31, 2024:

	June 30,		December 31,
In thousands	2025	2024	2024
Cash and cash equivalents	$82,867	$19,189	$19,961
Restricted cash included in other current assets	4,060	15,822	9,467
Cash, cash equivalents and restricted cash	$86,927	$35,011	$29,428

Accounts Receivable and Allowance for Uncollectible Accounts
NW Holdings receivable balances primarily consist of trade receivables for the sale of natural gas and natural gas transportation services from NW Natural and SiEnergy and water sales and waste water services from NWN Water. These businesses establish an allowance for uncollectible accounts for trade receivables (allowance), including accrued unbilled revenue, based on the age of receivable balances, collection experience of past due balances and payment plans, and historical trends of write-offs. Differences between the estimated allowance and actual write-offs will occur based on a number of factors, including changes in economic conditions, customer creditworthiness, and natural gas prices. The allowance is adjusted quarterly, as necessary, based on information currently available.

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

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of			As of
	December 31, 2024	Six Months Ended June 30, 2025		June 30, 2025
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,124	$783	$(771)	$2,136
Commercial	136	267	(320)	83
Industrial	20	16	(3)	33
Accrued unbilled and other	508	(8)	(178)	322
Total NW Natural	2,788	1,058	(1,272)	2,574
Other - NW Holdings	686	454	(504)	636
Total NW Holdings	$3,474	$1,512	$(1,776)	$3,210

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

NW Natural will account for all purchased Washington allowances as inventory at the lower of cost or market. Any compliance instruments or allowances that are acquired through government allocations at no cost will be accounted for as inventory at no cost. As of June 30, 2025 and 2024, NW Natural had $54.5 million and $39.8 million of emissions allowances for compliance in Washington recorded as inventory.

The CCA allows for the sale of compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. As of June 30, 2025, NW Natural consigned no-cost allowances to Washington auctions and has received a total of $32.7 million in cash, which proceeds were recorded as a regulatory liability for the benefit of customers.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. Under the Washington program, NW Natural has recognized a $40.7 million and $28.6 million liability as of June 30, 2025 and 2024. A portion of the costs to comply with the Washington program are currently being recovered from utility customers through rates beginning January 1, 2024. NW Natural recognized $40.7 million and $28.6 million of deferred costs as of June 30, 2025 and 2024.

OREGON. In November 2024, the Environmental Quality Commission adopted the Climate Protection Program (CPP). The CPP sets enforceable and declining limits, or caps, on GHG emissions from fossil fuels used throughout Oregon. The first compliance period started January 1, 2025 and covers emissions through the end of 2027.

CLOUD COMPUTING ARRANGEMENTS. For GAAP accounting purposes, implementation costs associated with its cloud computing arrangements are capitalized consistent with costs capitalized for internal-use software. Capitalized implementation costs are included in other assets in the consolidated balance sheets. The implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization expense of implementation costs are recorded as operations and maintenance expenses in the consolidated statements of comprehensive income. The implementation costs are included within operating activities in the consolidated statements of cash flows.

For regulatory accounting purposes, cloud-based software is reflected in rate base as property, plant and equipment and amortized over the expected useful life through depreciation expense. NW Natural Gas Company is allowed recovery of and a return on cloud computing arrangements like other property, plant and equipment in rate base. The amount of cloud-based software capital expenditures for the first six months of 2025 and 2024 was $3.9 million and $9.5 million, respectively. The amount of cloud computing amortization for the first six months of 2025 and 2024 was $6.3 million and $5.0 million, respectively.

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

Recent Securities and Exchange Commission (SEC) Final Rules
CLIMATE CHANGE. In March 2024, the SEC issued a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide climate disclosures in their annual reports. Under the final rule, disclosures are required beginning with our annual report for the year ending December 31, 2025. In April 2024, the SEC voluntarily stayed implementation of the climate rule pending completion of judicial review of challenges to the rules consolidated in the Eighth Circuit Court of Appeals. On March 27, 2025, the SEC announced that it had voted to end its defense of the final rule. On April 25, 2025, the Eighth Circuit suspended the litigation challenging the final rule. On July 23, 2025, the SEC issued a status report stating that the SEC does not intend to review or reconsider the climate rule at this time.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2025	2024	2025	2024
Net income (loss)	$(2,500)	$(2,787)	$85,416	$61,036
Average common shares outstanding - basic	40,482	38,260	40,364	38,013
Additional shares for stock-based compensation plans (See Note 8)	—	—	65	46
Average common shares outstanding - diluted	40,482	38,260	40,429	38,059
Earnings (loss) per share of common stock:
Basic	$(0.06)	$(0.07)	$2.12	$1.61
Diluted	(0.06)	(0.07)	2.11	1.60
Additional information:
Anti-dilutive shares	55	36	3	9

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

SiEnergy Gas Utility
SiEnergy Operating, LLC (SiEnergy Gas Utility or SiEnergy), which was acquired January 7, 2025, owns SiEnergy Gas, LLC, which is a regulated natural gas distribution utility, and serves residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also owns Terra Transmission, which serves several customers in Dallas and Austin, Texas.

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

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. Total assets by segment is not regularly provided to the Chief Operating Decision Maker (CODM) and is therefore omitted. The following table presents summary financial information concerning the reportable segments and other:

	Three Months Ended June 30,
In thousands	NWN Gas Utility	SiEnergy Gas Utility (1)	NWN Water Utility	NW Holdings Other	NW Holdings
2025
Operating revenues	$194,289	$11,502	$16,294	$14,109	$236,194
Depreciation	36,252	2,396	2,575	312	41,535
Income from operations(2)	17,667	3,589	4,296	1,659	27,211
Interest expense, net	15,009	2,321	744	12,417	30,491
Income tax expense (benefit)	385	360	1,053	(2,738)	(940)
Capital expenditures	92,826	15,920	10,939	795	120,480

2024
Operating revenues	$194,862	$—	$11,526	$5,326	$211,714
Depreciation	31,418	—	2,104	240	33,762
Income from operations(2)	11,788	—	1,798	2,120	15,706
Interest expense, net	15,252	—	755	3,304	19,311
Income tax expense (benefit)	(929)	—	379	(262)	(812)
Capital expenditures	107,473	—	9,683	(444)	116,712
(1)    Prior year comparatives are not provided for SiEnergy as it was acquired by NW Holdings January 7, 2025.
(2)     Income from operations is not a financial measure used by the CODM for NWN Gas Utility, but is included in the table above to enable the reconciliation of NWN Gas Utility margin to consolidated income before taxes in accordance with ASU 2023-07.

	Six Months Ended June 30,
In thousands	NWN Gas Utility	SiEnergy Gas Utility(1)	NWN Water Utility	NW Holdings Other	NW Holdings
2025
Operating revenues	$635,365	$34,168	$30,203	$30,742	$730,478
Depreciation	71,975	4,466	4,969	625	82,035
Income from operations(2)	157,299	13,202	7,339	3,725	181,565
Interest expense, net	30,486	4,578	1,536	23,286	59,886
Income tax expense (benefit)	34,569	2,304	1,684	(4,970)	33,587
Capital expenditures	171,622	26,445	18,990	5,607	222,664

2024
Operating revenues	$612,726	$—	$22,221	$10,237	$645,184
Depreciation	62,248	—	4,095	517	66,860
Income from operations(2)	119,761	—	2,252	3,520	125,533
Interest expense, net	31,220	—	2,235	6,387	39,842
Income tax expense (benefit)	23,991	—	120	(584)	23,527
Capital expenditures	178,967	—	19,770	192	198,929
(1)    Prior year comparatives are not provided for SiEnergy as it was acquired by NW Holdings January 7, 2025.
(2)     Income from operations is not a financial measure used by the CODM for NWN Gas Utility, but is included in the table above to enable the reconciliation of NWN Gas Utility margin to consolidated income before taxes in accordance with ASU 2023-07.

	Three Months Ended June 30,
In thousands	NWN Gas Utility	NW Natural Gas Other	NW Natural
2025
Operating revenues	$194,289	$6,518	$200,807
Depreciation	36,252	312	36,564
Income from operations(1)	17,667	4,721	22,388
Interest expense, net	15,009	119	15,128
Income tax expense	385	1,253	1,638
Capital expenditures	92,826	688	93,514

2024
Operating revenues	$194,862	$5,326	$200,188
Depreciation	31,418	240	31,658
Income from operations(1)	11,788	3,598	15,386
Interest expense, net	15,252	84	15,336
Income tax expense (benefit)	(929)	973	44
Capital expenditures	107,473	(495)	106,978
(1)     Income from operations is not a financial measure used by the CODM for NWN Gas Utility, but is included in the table above to enable the reconciliation of NWN Gas Utility margin to consolidated income before taxes in accordance with ASU 2023-07.

	Six Months Ended June 30,
In thousands	NWN Gas Utility	NW Natural Gas Other	NW Natural
2025
Operating revenues	$635,365	$14,255	$649,620
Depreciation	71,975	625	72,600
Income from operations(1)	157,299	10,121	167,420
Interest expense, net	30,486	222	30,708
Income tax expense	34,569	2,733	37,302
Capital expenditures	171,622	5,500	177,122

2024
Operating revenues	$612,726	$10,237	$622,963
Depreciation	62,248	517	62,765
Income from operations(1)	119,761	6,256	126,017
Interest expense, net	31,220	194	31,414
Income tax expense	23,991	1,726	25,717
Capital expenditures	178,967	48	179,015
(1)     Income from operations is not a financial measure used by the CODM for NWN Gas Utility, but is included in the table above to enable the reconciliation of NWN Gas Utility margin to consolidated income before taxes in accordance with ASU 2023-07.

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
The following table presents additional segment information concerning NWN Gas Utility margin:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
NWN Gas Utility margin calculation:
Distribution revenues	$189,120	$189,979	$625,028	$602,966
Other regulated services	5,169	4,883	10,337	9,760
Total operating revenues	194,289	194,862	635,365	612,726
Less: Cost of gas	56,939	73,026	216,375	248,799
Environmental remediation	2,296	2,329	8,549	8,075
Revenue taxes	7,832	9,198	26,397	27,393
NWN Gas Utility margin	127,222	110,309	384,044	328,459
Operations and maintenance	62,256	55,979	128,931	120,418
General taxes	11,047	11,124	25,839	26,032
Depreciation	36,252	31,418	71,975	62,248
NWN Gas Utility income from operations	$17,667	$11,788	$157,299	$119,761

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

The following table presents additional segment information concerning SiEnergy margin:

	Three Months Ended June 30,	Six Months Ended June 30,
In thousands	2025	2025
SiEnergy Gas Utility margin calculation:
Distribution revenues	$11,502	$34,168
Total operating revenues	11,502	34,168
Less: Cost of gas	2,977	11,280
Revenue taxes	364	1,143
SiEnergy Gas Utility margin	8,161	21,745
Operations and maintenance	1,912	3,594
General taxes	264	483
Depreciation	2,396	4,466
SiEnergy Gas Utility income from operations	$3,589	$13,202

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Operating revenues	$16,294	$11,526	$30,203	$22,221
Operating expenses:
Operations and maintenance	8,068	6,671	15,333	13,467
Depreciation	2,575	2,104	4,969	4,095
Other operating expenses(1)	1,355	953	2,562	2,407
Income from operations	$4,296	$1,798	$7,339	$2,252
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

During the three months ended June 30, 2025, NW Holdings issued and sold 580,670 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $23.1 million, net of fees and commissions paid to agents of $0.7 million. During the six months ended June 30, 2025, NW Holdings issued and sold 603,624 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $24.1 million, net of fees and commissions paid to agents of $0.7 million. As of June 30, 2025, NW Holdings had $126.8 million of equity available for issuance under the ATM equity program. The ATM equity program was initiated to raise funds for general corporate purposes, including equity contributions to NW Holdings’ subsidiaries. Contributions to subsidiaries will be used for general corporate purposes.

6. REVENUE

The following tables present disaggregated revenue of NW Holdings:

	Three Months Ended June 30,
In thousands	NWN Gas Utility	SiEnergy Gas Utility (1)	NWN Water Utility	NW Holdings Other	NW Holdings
2025
Natural gas sales	$166,923	$11,502	$—	$701	$179,126
Gas storage revenue, net	—	—	—	4,082	4,082
Asset management revenue, net	—	—	—	1,545	1,545
Water and wastewater revenue	—	—	16,294	—	16,294
Appliance retail center revenue	—	—	—	891	891
Renewable natural gas sales	—	—	—	6,890	6,890
Other revenue	961	—	—	—	961
Revenue from contracts with customers	167,884	11,502	16,294	14,109	209,789
Alternative revenue	22,102	—	—	—	22,102
Leasing revenue	4,303	—	—	—	4,303
Total operating revenues	$194,289	$11,502	$16,294	$14,109	$236,194

2024
Natural gas sales	$183,876	$—	$—	$—	$183,876
Gas storage revenue, net	—	—	—	3,066	3,066
Asset management revenue, net	—	—	—	1,328	1,328
Water and wastewater revenue	—	—	11,526	—	11,526
Appliance retail center revenue	—	—	—	933	933
Other revenue	780	—	—	—	780
Revenue from contracts with customers	184,656	—	11,526	5,327	201,509
Alternative revenue	6,082	—	—	—	6,082
Leasing revenue	4,123	—	—	—	4,123
Total operating revenues	$194,861	$—	$11,526	$5,327	$211,714
(1)    Prior year comparative disaggregated revenues are not provided for SiEnergy as it was acquired by NW Holdings January 7, 2025.

	Six Months Ended June 30,
In thousands	NWN Gas Utility	SiEnergy Gas Utility (1)	NWN Water Utility	NW Holdings Other	NW Holdings
2025
Natural gas sales	$597,172	$34,168	$—	$1,871	$633,211
Gas storage revenue, net	—	—	—	8,698	8,698
Asset management revenue, net	—	—	—	3,294	3,294
Water and wastewater revenue	—	—	30,203	—	30,203
Appliance retail center revenue	—	—	—	2,263	2,263
Renewable natural gas sales	—	—	—	14,616	14,616
Other revenue	1,913	—	—	—	1,913
Revenue from contracts with customers	599,085	34,168	30,203	30,742	694,198
Alternative revenue	27,671	—	—	—	27,671
Leasing revenue	8,609	—	—	—	8,609
Total operating revenues	$635,365	$34,168	$30,203	$30,742	$730,478

2024
Natural gas sales	$594,715	$—	$—	$—	$594,715
Gas storage revenue, net	—	—	—	6,071	6,071
Asset management revenue, net	—	—	—	1,930	1,930
Water and wastewater revenue	—	—	22,221	—	22,221
Appliance retail center revenue	—	—	—	2,237	2,237
Other revenue	1,554	—	—	—	1,554
Revenue from contracts with customers	596,269	—	22,221	10,238	628,728
Alternative revenue	8,207	—	—	—	8,207
Leasing revenue	8,249	—	—	—	8,249
Total operating revenues	$612,725	$—	$22,221	$10,238	$645,184
(1)    Prior year comparative disaggregated revenues are not provided for SiEnergy as it was acquired by NW Holdings January 7, 2025.

The following tables present disaggregated revenue of NW Natural:

	Three Months Ended June 30,
In thousands	NWN Gas Utility	NW Natural Other	NW Natural
2025
Natural gas sales	$166,923	$—	$166,923
Gas storage revenue, net	—	4,082	4,082
Asset management revenue, net	—	1,545	1,545
Appliance retail center revenue	—	891	891
Other revenue	961	—	961
Revenue from contracts with customers	167,884	6,518	174,402
Alternative revenue	22,102	—	22,102
Leasing revenue	4,303	—	4,303
Total operating revenues	$194,289	$6,518	$200,807

2024
Natural gas sales	$183,876	$—	$183,876
Gas storage revenue, net	—	3,066	3,066
Asset management revenue, net	—	1,328	1,328
Appliance retail center revenue	—	933	933
Other revenue	780	—	780
Revenue from contracts with customers	184,656	5,327	189,983
Alternative revenue	6,082	—	6,082
Leasing revenue	4,123	—	4,123
Total operating revenues	$194,861	$5,327	$200,188

	Six Months Ended June 30,
In thousands	NWN Gas Utility	NW Natural Other	NW Natural
2025
Natural gas sales	$597,172	$—	$597,172
Gas storage revenue, net	—	8,698	8,698
Asset management revenue, net	—	3,294	3,294
Appliance retail center revenue	—	2,263	2,263
Other revenue	1,913	—	1,913
Revenue from contracts with customers	599,085	14,255	613,340
Alternative revenue	27,671	—	27,671
Leasing revenue	8,609	—	8,609
Total operating revenues	$635,365	$14,255	$649,620

2024
Natural gas sales	$594,715	$—	$594,715
Gas storage revenue, net	—	6,071	6,071
Asset management revenue, net	—	1,930	1,930
Appliance retail center revenue	—	2,237	2,237
Other revenue	1,554	—	1,554
Revenue from contracts with customers	596,269	10,238	606,507
Alternative revenue	8,207	—	8,207
Leasing revenue	8,249	—	8,249
Total operating revenues	$612,725	$10,238	$622,963

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

As of June 30, 2025, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $126.9 million. Of this amount, approximately $13.7 million will be recognized during the remainder of 2025, $25.7 million in 2026, $20.0 million in 2027, $16.8 million in 2028, $16.8 million in 2029 and $33.9 million thereafter. The amounts presented here are calculated using current contracted rates.

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

The components of lease revenue at NW Holdings and NW Natural were as follows:

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NW Natural:
Lease revenue
Operating leases	$21	$20	$42	$42
Sales-type leases	4,282	4,103	8,567	8,207
Total lease revenue	$4,303	$4,123	$8,609	$8,249

Lease revenue related to operating leases associated with NW Holdings non-utility property rentals was $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and lease revenue of $0.3 million was recognized for both the six months ended June 30, 2025 and 2024 related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at June 30, 2025 are as follows:

In thousands	Operating	Sales-Type	Total
NW Holdings:
Remainder of 2025	$243	$7,605	$7,848
2026	99	14,901	15,000
2027	84	14,500	14,584
2028	58	14,004	14,062
2029	59	13,594	13,653
Thereafter	741	194,722	195,463
Total minimum lease payments	$1,284	259,326	$260,610
Less: imputed interest		137,395
Total leases receivable		$121,931

NW Natural:
Remainder of 2025	$226	$7,605	$7,831
2026	43	14,901	14,944
2027	27	14,500	14,527
2028	—	14,004	14,004
2029	—	13,594	13,594
Thereafter	—	194,722	194,722
Total minimum lease payments	$296	259,326	$259,622
Less: imputed interest		137,395
Total leases receivable		$121,931

The total leases receivable above is reported under the NWN Gas Utility segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $6.2 million, $5.7 million and $6.0 million at June 30, 2025 and 2024 and December 31, 2024, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of 1 month to 15 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

NW Holdings assumed eight leases in connection with the SiEnergy acquisition. The leases primarily relate to office space, warehouse facilities, and land use agreements supporting the operations of SiEnergy. The assumed leases resulted in an increase of $2.3 million to both the operating lease right of use asset and operating lease liabilities recognized by NW Holdings. No finance type leases were assumed as part of the acquisition. The assumed lease balances are reflected in the disclosures and financial statements of NW Holdings as of June 30, 2025. Refer to Note 14 for additional information.

The components of lease expense, a portion of which is capitalized, were as follows:

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NW Holdings:
Operating lease expense	$2,218	$1,921	$4,329	$3,828
Short-term lease expense	160	384	349	465

NW Natural:
Operating lease expense	$1,971	$1,875	$3,838	$3,737
Short-term lease expense	160	384	349	465

Supplemental balance sheet information related to operating leases as of June 30, 2025 and 2024 and December 31, 2024 is as follows:

In thousands	June 30,		December 31,
	2025	2024	2024
NW Holdings:
Operating lease right of use asset	$69,555	$69,813	$68,626

Operating lease liabilities - current liabilities	$2,486	$1,851	$1,840
Operating lease liabilities - non-current liabilities	76,749	76,692	75,914
Total operating lease liabilities	$79,235	$78,543	$77,754

NW Natural:
Operating lease right of use asset	$66,965	$69,317	$68,115

Operating lease liabilities - current liabilities	$1,731	$1,691	$1,653
Operating lease liabilities - non-current liabilities	74,882	76,355	75,591
Total operating lease liabilities	$76,613	$78,046	$77,244

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	June 30,		December 31,
	2025	2024	2024
Weighted-average remaining lease term (years)	14.8	15.8	15.3
Weighted-average discount rate	7.3%	7.3%	7.3%
As part of the SiEnergy acquisition, NW Holdings assumed operating leases with a weighted-average remaining lease term of 4.8 years and a weighted-average discount rate of 6.1%.

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $9.4 million, $8.6 million and $9.0 million as of June 30, 2025 and 2024 and December 31, 2024, respectively.

Maturities of operating lease liabilities at June 30, 2025 were as follows:

In thousands	NW Natural	NW Holdings
Remainder of 2025	$3,940	$4,358
2026	7,571	8,310
2027	7,562	8,172
2028	7,744	8,256
2029	7,929	8,453
Thereafter	93,373	93,586
Total lease payments	128,119	131,135
Less: imputed interest	51,506	51,900
Total lease obligations	76,613	79,235
Less: current obligations	1,731	2,486
Long-term lease obligations	$74,882	$76,749

Supplemental cash flow information related to leases was as follows:

In thousands	Six Months Ended June 30,
	2025	2024
NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,241	$3,738
Finance cash flows from finance leases	182	277
Right of use assets obtained in exchange for lease obligations
Operating leases(1)	$2,647	$—
Finance leases	182	277

NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,753	$3,650
Finance cash flows from finance leases	182	277
Right of use assets obtained in exchange for lease obligations
Operating leases	$346	$—
Finance leases	182	277
(1) Includes $2.3 million of non-cash operating lease right of use asset and operating lease liabilities recognized as part of the SiEnergy acquisition.

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $3.2 million, $2.8 million and $3.0 million at June 30, 2025 and 2024 and at December 31, 2024, respectively.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees, including officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2024 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the six months ended June 30, 2025, the final performance factor under the 2023-2025 LTIP was approved and 43,978 performance-based shares were granted under the 2023-2025 LTIP for accounting purposes. As such, NW Natural began recognizing compensation expense.

In February 2024, LTIP shares were awarded to participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2026, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of June 30, 2025, and therefore, no expense was recognized for the 2024-2026 award. NW Holdings will calculate the grant date fair value and the applicable subsidiaries of NW Holdings will recognize expense over the remaining service period for each award once the final performance factor has been approved.

In February 2025, LTIP shares were awarded to certain participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2027, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of June 30, 2025, and therefore, no expense was recognized for the 2025-2027 award. NW Holdings will calculate the grant date fair value and the applicable subsidiaries of NW Holdings will recognize expense over the remaining service period for each award once the final performance factor has been approved.

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

In February 2025, 6,135 LTIP shares were awarded to certain participants. The LTIP awards share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2025-2027 performance shares consist of a three-year ROIC threshold that must be satisfied and a 3-year cumulative EBITDA, which can be modified by a TSR modifier relative to the performance peer group companies over the period group. During the six months ended June 30, 2025, there was mutual understanding of all key terms of the award. As such, NW Natural Holdings began recognizing compensation expense.

As of June 30, 2025, there was $0.5 million of unrecognized compensation, which is expected to be recognized through 2027.

Restricted Stock Units
During the six months ended June 30, 2025, 67,149 RSUs were granted under the LTIP with a weighted-average grant date fair value of $41.63 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of three years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date.

As of June 30, 2025, there was $4.7 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2028.

9. DEBT

Short-Term Debt
At June 30, 2025, June 30, 2024 and December 31, 2024, short-term debt consisted of the following:

	June 30, 2025		June 30, 2024		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
NW Natural commercial paper	$—	—%	$—	—%	$136.5	4.8%
NW Holdings commercial paper	157.4	4.8%	—	—%	—	—%
NW Holdings credit agreement	—	—%	79.0	6.4%	33.6	5.5%
Total short-term debt	$157.4		$79.0		$170.1
(1) Weighted average interest rate on outstanding short-term debt

Commercial Paper Programs
On March 21, 2025, NW Holdings initiated a commercial paper program. At June 30, 2025, there was $157.4 million outstanding at NW Holdings and no commercial paper outstanding at NW Natural.

SiEnergy Revolving Credit Facility
On January 7, 2025, NW Holdings acquired all of the issued and outstanding limited liability company interest of SiEnergy. SiEnergy's subsidiary, SiEnergy Holding, LLC (formerly Si Investment Co., LLC) (SiEnergy Holding), has a revolving credit facility (the Revolving Facility) and a term loan credit facility (the Delayed Draw Term Loan Facility) under its Credit Agreement dated December 22, 2020 between SiEnergy, its subsidiaries SiEnergy Holding, SiEnergy Gas, LLC (formerly SiEnergy, L.P.), Terra Transmission, LLC, SiEnergy Power Solutions, LLC, and SiEnergy GP, L.L.C., and ING Capital LLC, as administrative agent and L/C Issuer (as defined therein), and the lenders party thereto (as amended, the Amended Credit Agreement). The Delayed Draw Term Loan Facility is described below in the Long-Term Debt section. The Revolving Facility has commitments in the aggregate of $5.0 million, including a letter of credit sublimit of $1.0 million. SiEnergy Holding is required to pay upfront fees, structuring fees, annual administrative fees, commitment fees, letter of credit fees and certain other fees. Loans extended under the Revolving Facility bear interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin is 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans. At June 30, 2025, there were no borrowings on the Revolving Facility.

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

Long-Term Debt
At June 30, 2025, June 30, 2024 and December 31, 2024, NW Holdings' long-term debt consisted of the following:

	June 30, 2025		June 30, 2024		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,374.7	4.6%	$1,374.7	4.6%	$1,374.7	4.6%
SiEnergy term loan(3)	148.1	6.1%	—	—%	—	—%
NWN Water term loan	55.0	4.7%	55.0	4.7%	55.0	4.7%
Other water debt	4.5		6.3		6.1
NW Holdings unsecured senior bonds	285.0	5.7%	150.0	5.8%	285.0	5.7%
NW Holdings term loan	50.0	5.3%	—	—%	—	—%
NW Holdings junior subordinated debentures	325.0	7.0%	—	—%	—	—%
Long-term debt, gross	2,242.3		1,586.0		1,720.8
Less: unamortized debt issuance costs	14.1		10.4		10.6
Less: current maturities	141.5		0.9		30.8
Total long-term debt	$2,086.7		$1,574.7		$1,679.4
(1) Weighted average interest rate for the six months ended June 30, 2025 and June 30, 2024
(2) Weighted average interest rate for the year ended December 31, 2024
(3) On January 7, 2025, NW Holdings acquired SiEnergy. SiEnergy's subsidiary, SiEnergy Holding, had this existing term loan facility outstanding at the date of acquisition.

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2025 through 2053 and interest rates ranging from 2.82% to 7.85%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2034 and interest rates ranging from 5.52% to 5.86%. NWN Water's term loan is due in 2026. In March 2024, NW Holdings retired a $100.0 million credit agreement and NWN Water retired a $50.0 million credit agreement. As of June 30, 2025, $30.0 million of debt is scheduled to mature in the next twelve months at NW Natural and $111.5 million of debt is scheduled to mature in the next twelve months at NW Holdings Other.

SiEnergy Delayed Draw Term Loan Facility
On January 7, 2025, NW Holdings acquired all of the issued and outstanding limited liability company interest of SiEnergy. SiEnergy's subsidiary, SiEnergy Holding, has a term loan credit facility (the Delayed Draw Term Loan Facility), on a delayed draw basis, which had initial aggregate commitments, as amended, of $200.0 million, of which $33.3 million remained in effect as of June 30, 2025. As of June 30, 2025, the outstanding principal balance of the Delayed Draw Term Loan Facility is $148.1 million.

Loans extended under the Delayed Draw Term Loan Facility bear interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin is 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans.

Loans borrowed under the Delayed Draw Term Loan Facility from time to time become funded term loans (Funded Term Loans), which are subject to required amortization, once per year. SiEnergy Holding is required to make principal payments with respect to Funded Term Loans in equal quarterly installments in an amount sufficient to amortize such loans over a period of 25 years. In addition, the Delayed Draw Term Loan Facility is subject to certain mandatory prepayments, including in connection with certain asset sales or casualty or that result in Loan Parties’ receipt of certain insurance or condemnation proceeds. The Delayed Draw Term Loan Facility matures on December 22, 2026.

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date

	June 30,		December 31,
In millions	2025	2024	2024
NW Holdings:
Gross long-term debt	$2,242.3	$1,586.0	$1,720.8
Unamortized debt issuance costs	(14.1)	(10.4)	(10.6)
Carrying amount	2,228.2	1,575.6	1,710.2
Estimated fair value(1)	2,076.4	1,393.9	1,542.2

NW Natural:
Gross long-term debt	$1,374.7	$1,374.7	$1,374.7
Unamortized debt issuance costs	(9.0)	(9.6)	(9.3)
Carrying amount	1,365.7	1,365.1	1,365.4
Estimated fair value(1)	1,193.2	1,182.5	1,191.2
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

The following table provides the components of net periodic benefit cost (credit) for the pension and other postretirement benefit plans:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$886	$979	$28	$24	$1,771	$1,959	$55	$49
Interest cost	5,410	5,159	289	247	10,820	10,319	577	495
Expected return on plan assets	(5,433)	(5,936)	—	—	(10,866)	(11,871)	—	—
Amortization of net actuarial loss	2,445	1,496	21	—	4,889	2,991	41	—
Net periodic benefit cost (credit)	3,308	1,698	338	271	6,614	3,398	673	544
Amount allocated to construction	(429)	(476)	(11)	(10)	(863)	(901)	(22)	(18)
Net periodic benefit cost (credit) charged to expense	2,879	1,222	327	261	5,751	2,497	651	526
Amortization of regulatory balancing account	1,281	1,281	—	—	4,082	4,082	—	—
Net amount charged to expense	$4,160	$2,503	$327	$261	$9,833	$6,579	$651	$526

Net periodic benefit costs are reduced by amounts capitalized to NWN Gas Utility plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Beginning balance	$(6,877)	$(7,359)	$(7,052)	$(7,237)
Amounts reclassified to AOCL	—	—	—	(183)
Amounts reclassified from AOCL:
Amortization of actuarial losses	199	207	399	380
Total reclassifications before tax	199	207	399	197
Tax benefit	(25)	60	(50)	(52)
Total reclassifications for the period	174	267	349	145
Ending balance	$(6,703)	$(7,092)	$(6,703)	$(7,092)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made $5.5 million of cash contributions to its qualified defined benefit pension plans during the six months ended June 30, 2025 and $3.4 million cash contributions during the six months ended June 30, 2024. During 2025, NW Natural expects to make additional cash contributions of approximately $5.8 million.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $6.9 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2025	2024	2025	2024
Income tax at statutory rate (federal)	$(722)	$(756)	$1,378	$(80)
State income tax	(210)	(345)	306	(167)
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	8	107	9	108
Other, net	(16)	182	(55)	183
Total (benefit) expense for income taxes	$(940)	$(812)	$1,638	$44

Effective income tax rate	27.3%	22.6%	25.0%	(11.6)%

	Six Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2025	2024	2025	2024
Income tax at statutory rate (federal)	$24,991	$17,758	$27,986	$19,499
State income tax	9,770	7,232	10,508	7,682
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(1,660)	(1,472)	(1,659)	(1,472)
Other, net	486	9	467	8
Total provision for income taxes	$33,587	$23,527	$37,302	$25,717

Effective income tax rate	28.2%	27.8%	28.0%	27.7%

The NW Holdings and NW Natural effective income tax rates for the six months ended June 30, 2025 compared to the same period in 2024 changed primarily as a result of the regulatory tax benefit amortization providing less rate benefit due to higher pre-tax income. See Note 11 in the 2024 Form 10-K for more detail on income taxes and effective tax rates.

The IRS Compliance Assurance Process (CAP) examination of the 2023 tax year was completed during the first quarter of 2025. There were no material changes to the return as filed. The 2024 and 2025 tax years are subject to examination under CAP.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	June 30,		December 31,
In thousands	2025	2024	2024
NW Holdings:
Plant in service	$5,204,265	$4,568,912	$4,769,565
Construction work in progress	211,432	195,681	149,354
Less: Accumulated depreciation	1,269,274	1,234,148	1,246,592
Total property, plant, and equipment, net	$4,146,423	$3,530,445	$3,672,327

Capital expenditures in accrued liabilities	$40,588	$28,370	$26,610

NW Natural:
Plant in service	$4,677,407	$4,399,127	$4,577,955
Construction work in progress	183,257	181,876	128,764
Less: Accumulated depreciation	1,236,148	1,213,169	1,222,413
Total property, plant, and equipment, net	$3,624,516	$3,367,834	$3,484,306

Capital expenditures in accrued liabilities	$28,586	$24,586	$24,625

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	June 30,		December 31,	June 30,		December 31,
In thousands	2025	2024	2024	2025	2024	2024
Investments in life insurance policies	$46,221	$46,295	$45,772	$46,221	$46,295	$45,772
Investments in gas reserves, non-current	16,803	19,570	18,166	16,803	19,570	18,166
Investment in unconsolidated affiliates	19,199	17,930	18,298	—	—	—
Total other investments	$82,223	$83,795	$82,236	$63,024	$65,865	$63,938

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2024 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of June 30, 2025. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $1.9 million, $3.0 million, and $2.6 million, which are recorded as liabilities in the June 30, 2025, June 30, 2024, and December 31, 2024 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.7 million, $2.5 million, and $2.7 million as of June 30, 2025, June 30, 2024, and December 31, 2024, respectively. See Note 13 in the 2024 Form 10-K.

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

Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 16,000 connections and employing 44 people. The carrying value of the equity method investment is $10.1 million higher than the underlying equity in the net assets of the investee at June 30, 2025 due to equity method goodwill. NWN Water's share in the earnings (loss) of Avion Water is included in other income (expense), net.

14. BUSINESS COMBINATIONS

2025 Business Combinations

SiEnergy Acquisition
On January 7, 2025, NW Holdings acquired 100% of the outstanding membership interests of SiEnergy Operating, LLC from SiEnergy Capital Partners, LLC, an affiliate of Ridgewood Infrastructure. Total consideration included $271.1 million in cash and the assumption of $156.1 million of outstanding debt. SiEnergy is a regulated natural gas distribution utility and a transmission utility. Excluding Pines Holdings, which was acquired June 2, 2025 and is described further below, SiEnergy serves approximately 76,000 customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas.

The SiEnergy acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with SiEnergy. This allocation is considered preliminary as of June 30, 2025, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate SiEnergy. As a result, subsequent adjustments to the preliminary valuation of tangible assets, regulatory assets and liabilities including asset removal costs, contract assets and liabilities, tax positions, and goodwill may be required. Any such adjustments are to be completed within the one-year measurement period. Acquisition costs totaling $2.3 million in the fourth quarter of 2024 and $5.3 million in the first quarter of 2025 were expensed as incurred. Acquisition costs related to SiEnergy are included in operations and maintenance expenses in the consolidated statements of comprehensive income. The transaction aligns with NW Holdings' growth strategy and further expands the service territory in Texas.

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

Hughes Gas Resources, Inc. (Pines Holdings, Inc.) Acquisition
On June 2, 2025, a subsidiary of SiEnergy Operating, LLC ("SiEnergy"), a wholly owned subsidiary of NW Holdings, acquired 100% of the outstanding equity interests of Hughes Gas Resources, Inc. from EPCOR USA Inc. for total consideration of $60.8 million in cash. Hughes serves approximately 7,000 customers in 12 communities northeast of Houston, Texas. Hughes further expands SiEnergy's regulated gas utility business in the southern United States. Following the closing of the acquisition, Hughes was rebranded as Pines Holdings, Inc. ("Pines").

The Pines acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with Pines. This allocation is considered preliminary as of June 30, 2025, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate Pines. As a result, subsequent adjustments to the preliminary valuation of tangible assets, regulatory assets and liabilities including asset removal costs, contract assets and liabilities, tax positions, and goodwill may be required. Any such adjustments are to be completed within the one-year measurement period.

Preliminary goodwill of $16.2 million was recognized from this acquisition. The goodwill recognized is attributable to Pines' natural gas utility service territory, experienced workforce, and the strategic benefits expected from growth in the service territory. No intangible assets aside from goodwill were recognized. There is no goodwill expected to be deductible for tax purposes.

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed as of the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$60,838

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$2,152
Property, plant and equipment	41,556
Non-current assets	2,489
Current liabilities	(1,496)
Non-current liabilities	(104)
Total identifiable net assets	$44,597
Goodwill	$16,241

The table below presents the unaudited pro forma revenues and earnings of NW Holdings as if the SiEnergy and Pines acquisitions had occurred as of January 1, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Operating revenues	$241,074	$222,308	$737,355	$677,609
Net income (loss)	$(1,898)	$(7,109)	$89,067	$51,482

The unaudited pro forma results presented above are for informational purposes only and are not necessarily indicative of the results that would have been achieved had the acquisition been completed on January 1, 2024, nor are they indicative of future results of operations of the combined company. Pro forma net income for the three and six months ended June 30, 2025 and 2024 were adjusted to reflect the following:

•acquisition costs of $7.6 million incurred by NW Holdings' in the first quarter of 2025 and the fourth quarter of 2024, were reflected to have occurred in the first quarter 2024 and the first quarter 2025 costs were removed from the six months ended June 30, 2025 pro forma net income;
•the capital structure for NW Holdings' was modified to reflect the Junior Subordinated Debentures issued in March 2025 to represent the ongoing capital structure and reflects the issuance to have occurred on January first of each respective period;
•the results of SiEnergy and Pines were adjusted to represent results as though they were owned as of January first of each respective period; and
•all adjustments were net tax effected using a statutory tax rate of 26.5%

The amount of SiEnergy revenues included in NW Holdings' consolidated statements of comprehensive income was $11.5 million and $34.2 million for the three and six months ended June 30, 2025, respectively.

The amount of SiEnergy net income included in NW Holdings' consolidated statements of comprehensive income was $1.0 million and $6.5 million for the three and six months ended June 30, 2025, respectively.

Other 2025 Business Combinations
During the first quarter of 2025, NWN Water and its subsidiaries acquired the assets of two businesses qualifying as business combinations. The aggregate fair value of the consideration transferred for these acquisitions was $1.6 million, most of which was allocated to property, plant and equipment. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its water and wastewater service territories and included:
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

The ICH acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with ICH. This allocation is considered preliminary as of June 30, 2025, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate ICH. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period. The acquisition costs were not material and expensed as incurred.

Preliminary goodwill of $18.2 million was recognized from this acquisition. The goodwill recognized is attributable to ICH's water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were recognized. The amount of goodwill that is expected to be deductible for income tax purposes is $18.2 million.

The following table summarizes the consideration transferred and the amounts of identified assets and liabilities assumed as the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$29,902

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$769
Property, plant and equipment	11,585
Non-current assets	186
Current liabilities	(730)
Non-current liabilities	(64)
Total identifiable net assets	$11,746
Goodwill	$18,156

The amount of ICH earnings included in NW Holdings' consolidated statements of comprehensive income is $0.3 million and $0.8 million, for the three and six months ended June 30, 2025, respectively. ICH revenue included in NW Holdings' consolidated statements of comprehensive income is $1.2 million and $2.5 million, for the three and six months ended June 30, 2025, respectively.

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

As a result of all acquisitions completed, total goodwill totaled $370.9 million, $163.2 million, and $183.8 million as of June 30, 2025, June 30, 2024, and December 31, 2024, respectively. Goodwill as of June 30, 2025, is attributable to gas utility, water and wastewater acquisitions, of which $187.2 million is included in the SiEnergy category and $183.7 million is included in the NWN Water category for segment reporting purposes. Goodwill as of June 30, 2024 and December 2024, is only attributable to water and wastewater acquisitions and is included in the NWN Water category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.

15. DERIVATIVE INSTRUMENTS

NW Natural
NW Natural enters into financial derivative contracts primarily to hedge a portion of the NWN Gas Utility segment's natural gas sales requirements. These contracts include swaps and forward contracts. These derivative financial instruments are primarily used to manage the price variability of natural gas, interest rates, and foreign currency. A small portion of NW Natural's derivative hedging strategy involves hedging interest rates and foreign currency forward contracts.

NW Natural enters into these financial derivatives, up to prescribed limits, primarily to hedge price variability related to term physical gas supply contracts, and variable rate debt and for pipeline demand charges paid in Canadian dollars.

In the normal course of business, NW Natural also enters into indexed-price physical forward natural gas commodity purchase contracts and options to meet the requirements of NWN Gas Utility customers. These contracts qualify for regulatory deferral accounting treatment.

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	June 30,		December 31,
In thousands	2025	2024	2024
Natural gas (in therms):
Financial	807,000	776,400	771,110
Physical	811,360	615,300	560,900
Foreign exchange (in dollars)	$10,155	$10,406	$10,332

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	Three Months Ended June 30,
	2025		2024
In thousands	Natural gas commodity	Foreign Exchange	Natural gas commodity	Foreign Exchange
Benefit (expense) to cost of gas	$4,651	$302	$493	$17
Amounts deferred to regulatory accounts on balance sheet	(4,651)	(302)	(493)	(17)
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

	Six Months Ended June 30,
	2025		2024
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$34,348	$278	$38,457	$(162)
Amounts deferred to regulatory accounts on balance sheet	(34,348)	(278)	(38,457)	162
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

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

Realized Gain/Loss
NW Natural realized net losses of $11.6 million and net losses of $57.8 million for the three and six months ended June 30, 2025, respectively, from the settlement of natural gas financial derivative contracts, whereas, net losses of $18.7 million and net losses of $69.2 million were realized for the three and six months ended June 30, 2024, respectively. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of June 30, 2025 or 2024. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold based on our credit rating before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2025 or 2024. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed but could potentially require additional collateral posting by NW Natural in the event of a material adverse change in NW Natural's ability to perform.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $5.0 million and a liability of $27.6 million as of June 30, 2025, an asset of $5.4 million and a liability of $59.2 million as of June 30, 2024, and an asset of $4.4 million and a liability of $86.0 million as of December 31, 2024.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustment for all financial derivatives outstanding to the fair value calculation was $0.1 million, which decreased the liability at June 30, 2025. The net fair value was a liability of $22.6 million, a liability of $53.8 million, and a liability of $81.6 million as of June 30, 2025 and 2024, and December 31, 2024, respectively. No Level 3 inputs were used in our derivative valuations during the six months ended June 30, 2025, and 2024. See Note 2 in the 2024 Form 10-K.

NWN Water Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.8%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement will expire in June 2026, along with the variable-rate debt.

Unrealized gains (losses) related to the interest rate swap agreement are recorded in AOCI on the consolidated balance sheet and totaled $0.0 million, $0.6 million and $0.2 million, net of tax, as of June 30, 2025 and 2024 and December 31, 2024, respectively. Realized gains or losses occur as a result of monthly swap settlements. Gains of $0.1 million and $0.1 million were reclassified from AOCI to net income during the three and six months ended June 30, 2025, respectively. Gains of $0.2 million and $0.6 million were reclassified from AOCI to net income during the three and six months ended June 30, 2024, respectively. The estimated amount of gains recorded in AOCI as of June 30, 2025 that are expected to be reclassified to net income within the next twelve months is immaterial.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	June 30,		December 31,	June 30,		December 31,
In thousands	2025	2024	2024	2025	2024	2024
Portland Harbor site:
Gasco/Siltronic Sediments	$10,034	$9,654	$13,626	$43,776	$40,665	$41,565
Other Portland Harbor	3,327	3,218	3,308	11,043	10,143	12,270
Gasco/Siltronic Upland site	18,390	11,822	23,400	62,666	32,379	64,522
Front Street site	831	762	841	279	428	279
Oregon Steel Mills	—	—	—	179	179	179
Total	$32,582	$25,456	$41,175	$117,943	$83,794	$118,815

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

The estimated costs for the various sediment remedy alternatives in the draft EE/CA, for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $53.8 million to $350 million. NW Natural has recorded a liability of $53.8 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In December 2024, NW Natural submitted the Gasco uplands FS to ODEQ. The FS presents a set of remedial action alternatives and provides the basis for range of potential remedial costs for the site. The estimated costs for the alternative remedies range from $42.8 million to $358 million. NW Natural has recorded a liability of $42.8 million, which reflects the low end of the range.

Additionally, the EPA's Gasco sediments Administrative Order requires the integration of upland source controls with the sediment remedy. The selected sediment remedy, which is discussed above under "Gasco Sediments," is currently under separate design for the EPA. To comply with the source control integration requirement, some Gasco uplands work must be expedited. An Interim Removal Action Measure (IRAM) for the Gasco uplands is the regulatory mechanism ODEQ has selected to accomplish that goal. As a result, the Gasco uplands FS also includes a separate cost range for the IRAM. The estimated costs for the IRAM range from $8.6 million to $78 million. NW Natural has recorded a liability of $8.6 million, which reflects the low end of the range.

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

The following table presents information regarding the total regulatory asset deferred:

	June 30,		December 31,
In thousands	2025	2024	2024
Deferred costs and interest (1)	$69,335	$64,917	$64,940
Accrued site liabilities (2)	150,488	109,212	159,954
Insurance proceeds and interest	(48,257)	(52,025)	(47,062)
Total regulatory asset deferral(1)	171,566	122,104	177,832
Current regulatory assets(3)	11,447	9,915	10,746
Long-term regulatory assets(3)	160,120	112,189	167,086
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were immaterial at June 30, 2025, June 30, 2024, and December 31, 2024.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three and six months ended June 30, 2025 and 2024 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2024 Annual Report on Form 10-K, as applicable (2024 Form 10-K).

NW Natural's natural gas distribution activities are reported in the NWN Gas Utility segment, which was previously referred to as the natural gas distribution (NGD) segment prior to 2025, serving customers in Oregon and southwest Washington. The NWN Gas Utility segment also includes NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, the NWN Gas Utility portion of NW Natural's Mist storage facility in Oregon, and NW Natural RNG Holding Company, LLC, a holding company established to invest in the development and procurement of regulated renewable natural gas for NW Natural.

SiEnergy Gas Utility, which was acquired in January 7, 2025, is a regulated natural gas distribution utility and serves residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also includes a natural gas transmission utility serving customers in the greater metropolitan areas of Dallas and Austin, Texas. SiEnergy activities are reported in the SiEnergy Gas Utility segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings per share	2025	2024	2025	2024
Total(1)	$(0.06)	$(0.07)	$2.11	$1.60
NWN Gas Utility(2)	0.04	(0.08)	2.19	1.65
SiEnergy Gas Utility(2)	0.03	—	0.16	—
NWN Water Utility(2)	0.07	0.03	0.11	0.01
NW Holdings Other(2)	(0.20)	(0.02)	(0.35)	(0.06)
(1)    Total Diluted EPS is equal to the sum of Diluted EPS for NWN Gas Utility, SiEnergy, NWN Water and NW Holdings Other.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

EXECUTIVE SUMMARY

Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended June 30,
	2025	2024	QTD
In thousands, except per share data	Amount	Amount	Change
Consolidated:
Operating income	$27,211	$15,706	$11,505
Net income (loss)	$(2,500)	$(2,787)	$287
Diluted EPS	$(0.06)	$(0.07)	$0.01

THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024.
Consolidated operating income increased and net loss decreased by $11.5 million and $0.3 million, respectively at NW Holdings primarily due to the following factors:
•$16.9 million increase in margin at NWN Gas Utility, primarily driven by new rates on November 1, 2024 for Oregon;
•$8.2 million increase in margin from the acquisition of SiEnergy;
•$4.8 million increase in NWN Water operating revenues primarily driven by new rates at our largest utility in Arizona on November 1, 2024; partially offset by
•$14.1 million increase in operations and maintenance expenses, which included a $6.3 million increase at NWN Gas Utility driven by higher payroll and benefits costs and contract labor costs; $3.9 million of transaction and business development costs; and a $1.9 million increase from the addition of SiEnergy operations and maintenance expenses;
•$11.2 million increase in interest expense due primarily to higher long-term debt balances related to debt issuances at NW Holdings reflected in Other results; and
•$7.8 million increase in depreciation expense due primarily to $4.8 million of higher depreciation at NWN Gas Utility from additional capital investment and $2.4 million increase from the addition of SiEnergy.

	Six Months Ended June 30,
	2025	2024	YTD
In thousands, except per share data	Amount	Amount	Change
Consolidated:
Operating income	$181,565	$125,533	$56,032
Net income	$85,416	$61,036	$24,380
Diluted EPS	$2.11	$1.60	$0.51

SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024.
Consolidated operating income and net income increased $56.0 million and $24.4 million, respectively at NW Holdings primarily due to the following factors:
•$55.6 million increase in margin at NWN Gas Utility, primarily driven by new rates on November 1, 2024 for Oregon;
•$21.7 million increase in margin from the acquisition of SiEnergy; and
•$8.0 million increase in NWN Water operating revenues primarily driven by new rates at our largest utility in Arizona on November 1, 2024; partially offset by
•$24.2 million increase in operations and maintenance expenses, which included $9.2 million of transaction and business development costs; an $8.5 million increase at NWN Gas Utility driven by higher payroll and benefits costs and contract labor costs; and a $3.6 million increase from the addition of SiEnergy operations and maintenance expenses;
•$20.0 million increase in interest expense due primarily to higher long-term debt balances related to debt issuances at NW Holdings reflected in Other results; and
•$15.2 million increase in depreciation expense due primarily to $9.7 million of higher depreciation at NWN Gas Utility from additional capital investment and $4.5 million increase from the addition of SiEnergy.

RESULTS OF SEGMENTS

NWN GAS UTILITY SEGMENT RESULTS. NWN Gas Utility results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except per share data	2025	2024	2025	2024
Margin(1)	$127,222	$110,309	$384,044	$328,459	$16,913	$55,585
Operating expenses:
Operations and maintenance	62,256	55,979	128,931	120,418	6,277	8,513
General taxes	11,047	11,124	25,839	26,032	(77)	(193)
Depreciation	36,252	31,418	71,975	62,248	4,834	9,727
Other operating expenses	—	—	—	—	—	—
Total operating expenses	109,555	98,521	226,745	208,698	11,034	18,047
Income from operations	17,667	11,788	157,299	119,761	5,879	37,538
Other expense, net	(744)	(452)	(3,549)	(1,822)	(292)	(1,727)
Interest expense, net	15,009	15,252	30,486	31,220	(243)	(734)
Income (loss) before income taxes	1,914	(3,916)	123,264	86,719	5,830	36,545
Income tax expense	385	(929)	34,569	23,991	1,314	10,578
Net income (loss)	$1,529	$(2,987)	$88,695	$62,728	$4,516	$25,967
EPS(2)	$0.04	$(0.08)	$2.19	$1.65	$0.12	$0.54
(1)    See NWN Gas Utility Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024. The primary factors contributing to the $4.5 million, or $0.12 per share, increase in NWN Gas Utility net income were as follows:
•$16.9 million increase in margin driven by new rates on November 1, 2024 for Oregon; partially offset by a decrease in the amortization of deferred balances. See the NWN Gas Utility margin table below for additional margin detail.
The increase in margin was partially offset by the following items:
•$6.3 million increase in operations and maintenance expenses due primarily to higher payroll and benefit costs and an increase in contract labor costs, partially offset by a decrease in regulatory deferral amortization;
•$4.8 million increase in depreciation expense due to additional capital investments; and
•$1.3 million increase in income tax expense due to higher pre-tax income.

For the three months ended June 30, 2025, total NWN Gas Utility volumes sold and delivered decreased 22.8 million compared to the same period in 2024 primarily due to lower usage from residential and commercial sales customers as weather was 56% warmer than average in the first quarter of 2025 compared to 30% warmer than average in the prior year period.
SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024. The primary factors contributing to the $26.0 million, or $0.54 per share, increase in NWN Gas Utility net income were as follows:
•$55.6 million increase in margin driven by new rates on November 1, 2024 for Oregon; partially offset by a decrease in the amortization of deferred balances. See the NWN Gas Utility margin table below for additional margin detail.
The increase in margin was partially offset by the following items:
•$10.6 million increase in income tax expense due to higher pre-tax income;
•$9.7 million increase in depreciation expense due to additional capital investments; and
•$8.5 million increase in operations and maintenance expenses due primarily to higher payroll and benefit costs and an increase in contract labor costs, partially offset by a decrease in regulatory deferral amortization.

For the six months ended June 30, 2025, total NWN Gas Utility volumes sold and delivered decreased 17.1 million compared to the same period in 2024 primarily due to lower usage from residential and commercial sales customers.

NWN GAS UTILITY MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

	Three Months Ended June 30,		Six Months Ended June 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2025	2024	2025	2024	QTD Change	YTD Change
Volumes (therms)
Residential and commercial sales	100,424	117,290	410,607	419,289	(16,866)	(8,682)
Industrial sales and transportation	105,820	111,771	230,375	238,774	(5,951)	(8,399)
Total volumes sold and delivered	206,244	229,061	640,982	658,063	(22,817)	(17,081)
Operating Revenues
Residential and commercial sales	$170,461	$169,308	$582,010	$556,476	$1,153	$25,534
Industrial sales and transportation	17,333	19,437	40,078	43,725	(2,104)	(3,647)
Other distribution revenues	1,326	1,234	2,940	2,765	92	175
Other regulated services	5,169	4,883	10,337	9,760	286	577
Total operating revenues	194,289	194,862	635,365	612,726	(573)	22,639
Less: Cost of gas	56,939	73,026	216,375	248,799	16,087	32,424
Less: Environmental remediation expense	2,296	2,329	8,549	8,075	33	(474)
Less: Revenue taxes	7,832	9,198	26,397	27,393	1,366	996
Margin	$127,222	$110,309	$384,044	$328,459	$16,913	$55,585
Margin(1)
Residential and commercial sales	$113,571	$95,645	$353,271	$297,141	$17,926	$56,130
Industrial sales and transportation	7,523	7,901	16,875	17,436	(378)	(561)
Gain (loss) from gas cost incentive sharing(2)	(312)	700	629	1,500	(1,012)	(871)
Other margin	1,271	1,182	2,932	2,626	89	306
Other regulated services	5,169	4,881	10,337	9,756	288	581
Margin	$127,222	$110,309	$384,044	$328,459	$16,913	$55,585
Cost of Gas Detail
Volumes sold (therms)(3)	121,514	139,482	459,658	469,051	(17,968)	(9,393)
Average cost of gas (cents per therm)	$0.47	$0.52	$0.47	$0.53	$(0.05)	$(0.06)
Degree days(4)
Average(5)	297	297	1,623	1,633	—	(10)
Actual	130	208	1,406	1,424	(38)%	(1)%
Percent (warmer) colder than average weather	(56)%	(30)%	(13)%	(13)%
			As of June 30,
Meters			2025	2024	Change	Growth
Residential			736,849	731,497	5,352	0.7%
Commercial			69,353	69,390	(37)	(0.1)%
Industrial			1,041	1,056	(15)	(1.4)%
Total			807,243	801,943	5,300	0.7%
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

SIENERGY GAS UTILITY SEGMENT RESULTS. SiEnergy results and highlights include:

	Three Months Ended June 30,	Six Months Ended June 30,
In thousands, except per share data	2025	2025
Margin(1)	$8,161	$21,745
Operating expenses:
Operations and maintenance	1,912	3,594
General taxes	264	483
Depreciation	2,396	4,466
Total operating expenses	4,572	8,543
Income from operations	3,589	13,202
Other income, net	106	199
Interest expense, net	2,321	4,578
Income before income taxes	1,374	8,823
Income tax expense	360	2,304
Net income	$1,014	$6,519
EPS(2)	$0.03	$0.16
(1)    See SiEnergy Gas Utility Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
SiEnergy was acquired by NW Holdings on January 7, 2025. Results for the period from January 7, 2025 to June 30, 2025 are presented in the table above. SiEnergy acquired Pines on June 2, 2025, and results from June 2, 2025 to June 30, 2025 are included in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy Gas Utility segment.

SIENERGY GAS UTILITY MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

	Three Months Ended June 30,	Six Months Ended June 30,
In thousands, except degree day and customer data	2025	2025
Volumes (therms)
Residential and commercial sales	4,582	18,246
Transportation	1,687	2,236
Total volumes sold and delivered	6,269	20,482
Operating Revenues
Residential and commercial sales	$10,649	$32,554
Transportation	196	394
Other distribution revenues	657	1,220
Total operating revenues	11,502	34,168
Less: Cost of gas	2,977	11,280
Less: Revenue taxes	364	1,143
Margin	$8,161	$21,745
Margin(1)
Residential and commercial sales	$7,316	$20,146
Transportation	188	379
Other margin	657	1,220
Margin	$8,161	$21,745
Cost of Gas Detail
Volumes sold (therms)(2)	4,582	18,246
Average cost of gas (cents per therm)	$0.65	$0.62
Degree days(3)
Average(4)	46	765
Actual	36	809
Percent (warmer) colder than average weather(4)	(22)%	6%
Meters		As of 6/30/2025
Residential		82,659
Commercial		619
Total		83,278
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

NWN WATER UTILITY SEGMENT RESULTS. NWN Water results and highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except per share data	2025	2024	2025	2024
Operating Revenues	$16,294	$11,526	$30,203	$22,221	$4,768	$7,982
Operating expenses:
Operations and maintenance	8,068	6,671	15,333	13,467	1,397	1,866
General taxes	558	542	1,123	914	16	209
Revenue taxes	87	13	148	62	74	86
Depreciation	2,575	2,104	4,969	4,095	471	874
Other operating expenses	710	398	1,291	1,431	312	(140)
Total operating expenses	11,998	9,728	22,864	19,969	2,270	2,895
Income from operations	4,296	1,798	7,339	2,252	2,498	5,087
Other income, net	334	407	402	428	(73)	(26)
Interest expense, net	744	755	1,536	2,235	(11)	(699)
Income (loss) before income taxes	3,886	1,450	6,205	445	2,436	5,760
Income tax expense (benefit)	1,053	379	1,684	120	674	1,564
Net income (loss)	$2,833	$1,071	$4,521	$325	$1,762	$4,196
EPS(1)	$0.07	$0.03	$0.11	$0.01	$0.04	$0.10

Connections			As of 6/30/2025	As of 6/30/2024		Growth
Water and wastewater			78,635	74,337		5.8%
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024. The primary factors contributing to the $1.8 million, or $0.04 per share, increase in net income were as follows:
•$4.8 million increase in operating revenues primarily driven by new rates at our largest utility in Arizona, additional revenues from the Infrastructure Capital Holdings acquisition, and organic customer growth; partially offset by
•$1.4 million increase in operations and maintenance expenses primarily due to acquisitions; and
•$0.7 million increase in income tax expense due primarily to higher pre-tax income.
SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024. The primary factors contributing to the $4.2 million, or $0.10 per share, increase in net income were as follows:
•$8.0 million increase in operating revenues primarily driven by new rates at our largest utility in Arizona, additional revenues from the Infrastructure Capital Holdings acquisition, and organic customer growth; and
•$0.7 million decrease in interest expense due primarily to lower long-term debt balances as $50.0 million of NWN Water debt matured in March 2024 and was not replaced at NWN Water; partially offset by
•$1.9 million increase in operations and maintenance expenses primarily due to acquisitions; and
•$1.6 million increase in income tax expense due primarily to higher pre-tax income.

NW HOLDINGS OTHER RESULTS. Other results and highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except per share data	2025	2024	2025	2024
Operating Revenues	$14,109	$5,326	$30,742	$10,237	$8,783	$20,505
Operating expenses:
Cost of gas	4,587	(56)	9,839	(112)	4,643	9,951
Operations and maintenance	6,829	2,300	14,890	4,679	4,529	10,211
General taxes	207	187	402	375	20	27
Depreciation	312	240	625	517	72	108
Other operating expenses	515	535	1,261	1,258	(20)	3
Total operating expenses	12,450	3,206	27,017	6,717	9,244	20,300
Income from operations	1,659	2,120	3,725	3,520	(461)	205
Other income, net	144	51	272	266	93	6
Interest expense, net	12,417	3,304	23,286	6,387	9,113	16,899
Income before income taxes	(10,614)	(1,133)	(19,289)	(2,601)	(9,481)	(16,688)
Income tax benefit	(2,738)	(262)	(4,970)	(584)	(2,476)	(4,386)
Net loss	$(7,876)	$(871)	$(14,319)	$(2,017)	$(7,005)	$(12,302)
EPS(1)	$(0.20)	$(0.02)	$(0.35)	$(0.06)	$(0.18)	$(0.29)
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024. The primary factors contributing to the $7.0 million, or $0.18 per share, increase in net loss were as follows:
•$9.1 million increase in interest expense due primarily to higher long-term debt at NW Holdings from bonds issued in December 2024, and Junior Subordinated Debentures issued in March 2025;
•$4.6 million increase in cost of gas due primarily to the purchase of RNG by Ohio Renewables following the commencement of operations at the EDL facilities in 2024; and
•$4.5 million increase in operations and maintenance expenses due primarily to transaction costs and other business development costs; partially offset by
•$8.8 million increase in operating revenues primarily driven by $6.9 million of revenues from NWN Renewables' second quarter of RNG revenues and $1.2 million related to higher interstate storage and asset management revenues.

SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024. The primary factors contributing to the $12.3 million, or $0.29 per share, increase in net loss were as follows:
•$16.9 million increase in interest expense due primarily to higher long-term debt at NW Holdings from bonds issued in December 2024, bridge financing issued in January 2025 for the SiEnergy acquisition, and Junior Subordinated Debentures issued in March 2025;
•$10.2 million increase in operations and maintenance expenses due primarily to transaction and business development costs; and
•$10.0 million increase in cost of gas due primarily to the purchase of RNG by Ohio Renewables following the commencement of operations at the EDL facilities in 2024; partially offset by
•$20.5 million increase in operating revenues primarily driven by $14.6 million of revenues from NWN Renewables' first two quarters of RNG revenues and $4.0 million related to higher interstate storage and asset management revenues.

CURRENT ECONOMIC AND POLITICAL CONDITIONS. We continuously review and monitor current economic conditions, which include but are not limited to: inflation and interest rates, tariffs or trade restrictions, supply chain disruptions, and other regulatory, physical or cyber related risks impacting our business.

We continue to evaluate the effect of additional tariffs on our businesses. For our gas utilities we evaluated natural gas imports. SiEnergy, located in Texas, does not import natural gas. NWN Gas Utility imported approximately 60% of our natural gas from Canada in 2024. NWN Gas Utility's third-party asset manager imports the majority of NWN Gas Utility's gas each year. The asset manager is a United States-Mexico-Canada Agreement (USMCA) certified importer of record and as such, is not subject to the tariffs. During the winter period from November 2024 through March 2025, NWN Gas Utility was the importer of record for a small percentage of gas. NWN Gas Utility filed for deferral of all tariff costs in Oregon and Washington in anticipation of potential tariff costs of up to approximately $1.0 million in the first quarter 2025. NWN Gas Utility has since filed for the qualification of its gas imports under the USMCA, exempting it from the application of tariffs during this period.

We have also evaluated the effect of tariffs on our cost of materials across our businesses. We are not the importer of record for any materials purchased at our businesses. Therefore, we do not expect any direct impacts from tariffs on materials. However, across our businesses, there are certain materials our suppliers source from other countries. For our gas utilities, we evaluated higher volume items, including purchased valves and meters. For our water utilities, we evaluated steel products used in the construction of wells and storage tanks that are sourced from other countries. We do not anticipate the currently proposed and recently implemented tariffs to have a material impact on our businesses.

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

We continue to monitor interest rates and financing options for all of our businesses. In 2024, the U.S. Federal Reserve lowered interest rates as the rate of inflation decreased. This year there have been no changes to the short-term rates by the U.S. Federal Reserve, however, there have been fluctuations in long-term rates as a result of the anticipated impacts of tariffs. Our regulated utilities generally recover interest expense on their long-term debt through their authorized cost of capital.

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

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2024 Form 10-K.

NWN GAS UTILITY
NWN Gas Utility is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NWN Gas Utility. At June 30, 2025, approximately 88% of NWN Gas Utility customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation and policy, customer preferences and NWN Gas Utility's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. NW Natural continuously evaluates the need for rate cases in its jurisdictions. See "Most Recent Completed Rate Cases" below.

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

Regulatory Proceeding Updates
2025 OREGON RATE CASE. On December 30, 2024, NW Natural filed a request for a general rate increase with the OPUC. The filing requested a $59.4 million annual revenue requirement increase, which included approximately $10 million related to an updated depreciation study.

On June 23, 2025 NW Natural, the OPUC staff, the Oregon Citizens' Utility Board (CUB) and the Alliance of Western Energy Consumers (AWEC), which comprise all but one of the parties to the rate case, filed a stipulation (First Stipulation) with the OPUC which addresses certain issues in the Rate Case. The other party to the Rate Case, specifically, the coalition of Climate Solutions, Coalition of Communities of Color, Verde, Sierra Club, and Oregon Environmental Council (collectively, Coalition), authorized the parties to the Stipulation to represent that the Coalition does not oppose the Stipulation.

The First Stipulation provides for a total revenue requirement increase of $21.3 million over revenues from existing rates, which includes approximately $4.8 million related to an updated depreciation study, subject to completion of capital projects identified as being placed in service prior to the rate effective date. The revenue requirement is based on the following assumptions:

•Capital structure of 50% common equity and 50% long-term debt;
•Cost of long-term debt of 4.74%
•Return on equity of 9.5%, and
•Overall cost of capital of 7.12%

We expect rate base as of November 1, 2025 to be $2.234 billion, or an increase of $144 million since the last rate case.

Subsequent to the First Stipulation, NW Natural and parties entered into an additional stipulation addressing certain non-revenue requirement items (collectively with the First Stipulation, the Stipulations). The Stipulations do not address all aspects of the Rate Case. We expect the remaining items of the original request to be subject to the ongoing regulatory litigation process. The Stipulations are subject to the review and approval of the OPUC. For new rates to be effective, the OPUC must issue an order, which may approve or deny the terms of the Stipulations or be issued under the OPUC’s own terms. NW Natural expects new customer rates to take effect on October 31, 2025.

METER MODERNIZATION PROGRAM. In January 2024, NW Natural filed a request with the OPUC and WUTC to defer the incremental costs to replace or upgrade approximately 500,000 meters over four years. The deferral was approved by the WUTC in February 2024 and by the OPUC in February 2025. The amount deferred to a regulatory asset as of June 30, 2025 was approximately $2.5 million.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2025 IRP for both Oregon and Washington on August 1, 2025. The 2025 IRP evaluates several varying scenarios based on a range of inputs and outlines the least-cost least-risk resources required to meet future demand and environmental compliance obligations. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP Action Plan individually or in total. NW Natural anticipates that decisions from both the OPUC and WUTC will come in either the first or second quarter of 2026.

OREGON ENERGY FAIRNESS AND AFFORDABILITY ACT. In 2025, the State of Oregon enacted the Oregon Energy Fairness and Affordability Act (HB 3179). HB 3179 authorizes the OPUC to consider broader economic indicators when evaluating rate proposals and limits the frequency and timing of rate increases for electric and natural gas utilities. Specifically, NW Natural and other utilities are restricted from filing a new general rate case within 18 months of the effective date of the last general rate increase. This restriction will end on the earlier of January 2, 2027 or when the OPUC implements rules for multi-year rate plans. Utilities are not prohibited from seeking cost deferral during the 18-month period following a general rate case. HB 3179 also prevents utilities from increasing rates from November 1 through March 31 (during the winter heating season) and requires utilities to, at least annually, publish forecasts of expected rate adjustments for the following 12 months. HB 3179 additionally expands the authority of the OPUC to approve the issuance of rate recovery bonds to finance or refinance certain eligible utility capital expenditures, including a capital investment that will cause residential rates to increase by more than five percent. We expect that the new requirements may impact the timing and structure of future rate filings.

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

As of May 1, 2024, non-utility Mist gas storage deliverability of 0.2 million therms per day and 1.15 Bcf of associated storage capacity was recalled on behalf of customers to serve core utility customer needs. Customer rate impacts of this recall began on November 1, 2024.

As of May 1, 2025, additional non-utility Mist gas storage deliverability of 0.2 million therms per day and 0.28 Bcf of associated storage capacity was recalled on behalf of customers to serve core utility customer needs. Customer rate impacts of this recall will begin on November 1, 2025.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NWN Gas Utility business is earning above its authorized ROE threshold. If NWN Gas Utility business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2025-26 and 2024-25 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2024, the ROE threshold was 10.40%. NWN Gas Utility filed the 2024 earnings test in April 2025, indicating no customer credit adjustment based on results, which was approved by the OPUC in July 2025. NW Natural does not expect a customer credit adjustment for 2025 based on preliminary results of the earnings test.

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

DECOUPLING. In Oregon, NW Natural has a partial decoupling mechanism that covers residential and some commercial sales customers. Decoupling is intended to break the link between revenue and the quantity of gas consumed by customers, removing any financial incentive to discourage customers’ efforts to conserve energy. This mechanism employs a use-per-customer decoupling calculation, which adjusts margin revenues to account for the difference between actual and expected customer volumes. The margin adjustment resulting from differences between actual and expected volumes under the decoupling component is recorded to a deferral account, which is included along with the annual PGA filing. The 2024 Oregon general rate case reset the Oregon decoupling baseline usage per customer.

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, along with the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of June 30, 2025, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers.

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

NW Natural has two investments in RNG facilities the OPUC has approved for recovery in rates. NW Natural filed the 2024 earnings test in April 2025, indicating no adjustment based on results. The OPUC approved the 2024 earnings test in July 2025.

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

To the extent the NWN Gas Utility business earns at or below its authorized ROE as defined in the SRRM, the total amount transferred to post-review is recoverable through the SRRM. To the extent more than authorized ROE is earned in a year, the amount transferred to post-review would be reduced by those earnings that exceed its authorized ROE. NW Natural concluded there was no earnings test adjustment for 2024 based on the environmental earnings test that was filed in April 2025 and approved by the OPUC in July 2025.

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

NWN WATER UTILITY
NWN Water Utility currently serves approximately 195,000 people through over 79,000 connections across six states. The wholly-owned regulated water businesses of NWN Water are subject to regulation by the utility commissions in the states in which they are located, which currently includes Oregon, Washington, Arizona, Idaho, and Texas. The wholly-owned regulated wastewater businesses of NWN Water are subject to regulation by the utility commissions in the states in which they are located, which currently includes Texas and Arizona. In addition, NWN Water includes wholly-owned unregulated wastewater businesses in Oregon, Washington, and Idaho.

Most Recently Completed Rate Cases
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
•Suncadia Water, a regulated water company in Washington, completed a general rate case with the WUTC with new rates effective July 1, 2025. The rate case resulted in a $0.3 million revenue requirement increase based on a settlement with all parties.

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
•Foothills Utilities implemented, effective June 24, 2025, a surcharge associated with its new wastewater reclamation facility that is designed to recover an additional $0.75 million of revenue requirement annually.
•Blue Topaz water utility in Texas received approval of the acquisition of a water utility with approximately 700 connections in Texas. After completing a fair market valuation process through the Public Utility Commission of Texas (PUCT), NWN Water filed the application with the PUCT in the first quarter of 2024. The acquisition closed in the first quarter of 2025.
•Blue Topaz water utility in Texas is seeking approval of the acquisition of a water utility with approximately 1,500 connections in Texas. After completing a fair market valuation process through the PUCT, Blue Topaz filed the application in the second quarter of 2025. The application is in process.

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

Other Legislative Matters
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. OBBBA includes a range of tax reform provisions and we are currently evaluating the impact of this legislation. We do not expect OBBBA to have a material impact on our results of operations, liquidity or capital resources.

Environmental Regulation and Legislation Matters
Certain of our businesses, including our natural gas businesses, are subject to or likely to be affected by current or future legislation, regulation, directed government funding, penalties for non-compliance, litigation and other forms of policies or actions seeking to regulate GHG emissions, including, but not limited to: GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, efficiency standards, charges to fund energy efficiency activities or other regulatory actions, incentives or mandates to conserve energy or use renewable energy sources, tax advantages or other subsidies to support alternative energy sources, a reduction in rate recovery for construction costs related to the installation of new customer services or other new infrastructure investments, mandates for the use of specific fuels or technologies, bans on specific fuels or technologies, or promotion of research into new technologies to reduce the cost and increase the scalability of alternative energy sources.

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

During his administration, former President Biden advanced a range of climate-related initiatives through executive orders and agency actions. Federal legislation passed under the Biden administration, such as the Inflation Reduction Act of 2022 (IRA), included several climate and energy provisions. Upon taking office in January 2025, President Trump issued executive orders directing the U.S. Ambassador to the United Nations to withdraw from the Paris Agreement on Climate and declaring a “national energy emergency” in the United States. Additional executive orders have sought to promote energy independence and revoke Biden administration executive orders related to climate policy. In addition, the recently enacted One Big Beautiful Bill Act (OBBBA) includes provisions that phase out tax credits for certain renewable fuels projects. We expect continued changes to climate policy under the Trump Administration, including additional executive orders, regulations, programs and other federal actions. We are currently evaluating these developments but cannot predict the timing, form, or potential impact of future federal actions on our business.

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
In November 2024, Washington Ballot initiative I-2066 was passed. I-2066 was described on the ballot as prohibiting state and local governments from restricting access to natural gas, prohibiting the SBCC from discouraging or penalizing the use of natural gas in any building, requiring providers of natural gas to provide energy services regardless of the other energy sources available, and prohibiting the Washington Utilities and Transportation Commission (WUTC) from approving any multiyear rate plan requiring or incentivizing a natural gas company to terminate natural gas service or make such natural gas service cost-prohibitive. Although the SBCC has indicated that the current SBCC codes will remain in place while the SBCC investigates any changes necessary under I-2066, the King County Washington Superior Court recently issued a ruling declaring I-2066 invalid under the Washington state constitution. The plaintiffs have appealed such litigation. We cannot currently predict the ultimate outcome of such appeal, or if there will be any further changes to the SBCC codes.

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

On October 25, 2024, the Oregon Public Utility Commission (Commission) issued its final order related to our 2024 Oregon General Rate Case, approving the parties’ Stipulations and resolving remaining open items. The Commission also ordered the phase out of NW Natural’s line extension allowance and ordered a downward adjustment to rate base of undepreciated line extension costs. NW Natural filed an appeal with the Oregon Court of Appeals on December 23, 2024, challenging the determination and the authority of the Commission to take these actions and this litigation remains pending.

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

We are not currently able to quantify the extent to which limitations on natural gas use, or declining line extension allowances provided in rates to cover construction costs for new services, will affect new meter additions, or to what extent carbon compliance costs included in rates will affect the competitiveness of our business and the demand for natural gas service. All of these developments could negatively affect our gas utility customer growth. However, at the same time, other sources of energy are or will be subject to, GHG-related compliance requirements that are likely to affect their cost and competitiveness relative to natural gas. For example, Oregon’s HB 2021 and Washington’s SB 5116 require certain GHG emissions reductions from electric utilities. We expect compliance with these and other laws will increase the cost of energy for electric customers in our service territory. We are not able to determine at this time whether increased electricity costs will make natural gas use more or less competitive on a relative basis.

We further expect these and other trends to drive innovation of, and demand for, technological developments and innovative new products that reduce GHG emissions. Research and development are occurring across the energy sector, including in the gas sector with work being conducted on gas heat pumps, higher efficiency water and space heating appliances including hybrid systems, carbon capture utilization and storage developments, continued development of technologies related to RNG, and various forms of hydrogen for different applications, among others.

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

	Six Months Ended June 30,
In thousands	2025	2024	YTD Change
NW Holdings cash provided by operating activities	$281,770	$246,076	$35,694
NW Natural cash provided by operating activities	277,011	232,199	44,812

SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024. Cash provided by operating activities increased $35.7 million at NW Holdings and $44.8 million at NW Natural. The significant factors contributing to the increase at NW Natural were as follows:
•$28.8 million increase in net income;
•$18.1 million increase in deferred income taxes;
•$13.6 million decrease in asset optimization revenue sharing bill credits;
•$12.6 million decrease in cloud-based software;
•$11.0 million increase in accounts payable resulting from payments of higher priced gas in the prior year; and
•$10.0 million increase in income and other taxes payable; partially offset by
•$30.8 million increase in gas costs;
•$18.9 million decrease in the decoupling mechanism primarily due to lower residential customer usage; and
•$13.2 million decrease in regulatory accounts.

The increase in cash provided by operating activities at NW Holdings was primarily driven by the NW Natural factors discussed above and an increase in accounts payable of $22.5 million.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16 in the 2024 Form 10-K.
Investing Activities

	Six Months Ended June 30,
In thousands	2025	2024	YTD Change
NW Holdings cash used in investing activities	$(555,887)	$(200,441)	$(355,446)
NW Natural cash used in investing activities	(178,069)	(179,772)	1,703

SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024. Cash used in investing activities increased $355.4 million at NW Holdings and decreased $1.7 million at NW Natural. The increase in cash used in investing activities at NW Holdings was primarily driven by the acquisition of SiEnergy on January 7, 2025, for which $271.1 million in cash consideration was paid and the acquisition of Pines on June 2, 2025, for which $60.8 million in cash consideration was paid. In addition, NW Holdings capital expenditures were higher by $23.7 million, driven by continued investment in our natural gas, water and wastewater utility systems. This was offset by a decrease in NW Natural's capital expenditures of $1.9 million.

NW Holdings capital expenditures for 2025 are expected to be in the range of $450 million to $500 million and for the six-year period from 2025 to 2030 are expected to range from $2.5 billion to $2.7 billion. NWN Gas Utility capital expenditures for 2025 are expected to be in the range of $345 million to $375 million and for the six-year period from 2025 to 2030 are expected to be approximately 70% of NW Holdings expected capital expenditure range. SiEnergy capital expenditures for 2025 are expected to be in the range of $65 million to $75 million. NWN Water capital expenditures for 2025 are expected to be in the range of $40 million to $50 million.

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

Mist has a number of depleted reservoirs that have not been developed into storage at this time such that NW Natural has additional expansion opportunities in the Mist storage field. To explore our opportunities, we applied for an Energy Facility Siting Council (EFSC) permit and received approval in January 2025. The permit gives us flexibility for potential upgrades and expansions. Any project we proceed with will take multiple years to permit, develop and put into service and is not currently part of our planned capital expenditures outlined in “Financial Conditions – Investing Activities”. Any expansion would be based on market demand, cost effectiveness, available financing, receipt of future permits, and other rights.

Financing Activities

	Six Months Ended June 30,
In thousands	2025	2024	YTD Change
NW Holdings cash provided (used) by financing activities	$332,799	$(14,220)	$347,019
NW Natural cash used by financing activities	(41,443)	(53,936)	12,493

SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024. Cash provided by financing activities increased $347.0 million at NW Holdings and cash used by financing activities decreased $12.5 million at NW Natural.

The increase in cash provided by financing activities at NW Holdings was primarily driven by higher issuances of long-term debt, and lower repayments on long-term debt, partially offset by higher payments on short-term debt and lower proceeds from common stock issuances.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	June 30,		December 31,
	2025	2024	2024
Common equity	39.6%	46.1%	44.8%
Long-term debt (including current maturities)	60.4	53.9	55.2
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	June 30,		December 31,
	2025	2024	2024
Common equity	52.6%	48.1%	49.2%
Long-term debt (including current maturities)	47.4	51.9	50.8
Total	100.0%	100.0%	100.0%

As of June 30, 2025 and 2024, and December 31, 2024, NW Holdings' consolidated capital structure included common equity of 38.0%, 44.8% and 42.4%; long-term debt of 54.2%, 52.5% and 51.4%; and short-term debt including current maturities of long-term debt of 7.8%, 2.7% and 6.2%, respectively. As of June 30, 2025 and 2024, and December 31, 2024, NW Natural's consolidated capital structure included common equity of 52.6%, 48.1%, and 46.9%; long-term debt of 46.4%, 51.9% and 47.2%; and short-term debt including current maturities of long-term debt of 1.0%, 0.0%, and 5.9%, respectively.

Liquidity and Capital Resources
At June 30, 2025 and 2024, NW Holdings had approximately $102.6 million and $65.2 million, and NW Natural had approximately $82.9 million and $19.2 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

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

During the three months ended June 30, 2025, NW Holdings issued and sold 580,670 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $23.1 million, net of fees and commissions paid to agents of $0.7 million. During the six months ended June 30, 2025, NW Holdings issued and sold 603,624 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $24.1 million, net of fees and commissions paid to agents of $0.7 million. As of June 30, 2025, NW Holdings had $126.8 million of equity available for issuance under the ATM equity program.

NW Holdings
For NW Holdings, short-term liquidity is primarily provided by cash balances, dividends from its operating subsidiaries, proceeds from the sale of commercial paper notes, as well as a multi-year credit facility, and short-term credit facilities. NW Holdings also has a universal shelf registration statement filed with the SEC for the issuance of debt and equity securities. NW Holdings long-term debt and equity issuances are primarily used to provide equity contributions to NW Holdings’ operating subsidiaries for operating and capital expenditures and other corporate purposes. NW Natural also has a universal shelf registration statement filed with the SEC for the issuance of debt securities. NW Holdings' issuance of securities is not subject to regulation by state public utility commissions, but the dividends from NW Natural to NW Holdings are subject to regulatory ring-fencing provisions. NW Holdings guarantees the debt of its wholly-owned subsidiary, NWN Water. See "Long-Term Debt" below for more information regarding NWN Water debt.

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

At June 30, 2025, NW Natural satisfied the ring-fencing provisions described above.

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

Dividend highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
Per common share	2025	2024	2025	2024
Dividends paid	$0.4900	$0.4875	$0.9800	$0.9750	$0.0025	$0.0050

In July 2025, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4900 per share. The dividend is payable on August 15, 2025 to shareholders of record on July 31, 2025, reflecting an annual indicated dividend rate of $1.96 per share.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at June 30, 2025. See "Credit Ratings" below and Note 15.

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

At June 30, 2025, June 30, 2024 and December 31, 2024, short-term debt consisted of the following:

	June 30, 2025		June 30, 2024		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural:
NW Natural commercial paper	$—	—%	$—	—%	$136.5	4.8%
NW Holdings commercial paper	157.4	4.8%	—	—%	—	—%
NW Holdings credit agreement	—	—%	79.0	6.4%	33.6	5.5%
Total short-term debt	$157.4		$79.0		$170.1
(1) Weighted average interest rate on outstanding short-term debt

Commercial Paper
On March 21, 2025, NW Holdings initiated a commercial paper program. At June 30, 2025, there was $157.4 million outstanding at NW Holdings and no commercial paper outstanding at NW Natural.

SiEnergy Revolving Credit Facility
On January 7, 2025, NW Holdings acquired all of the issued and outstanding limited liability company interest of SiEnergy. SiEnergy's subsidiary, SiEnergy Holding, LLC (formerly Si Investment Co., LLC) (SiEnergy Holding), has a revolving credit facility (the Revolving Facility) and a term loan credit facility (the Delayed Draw Term Loan Facility) under its Amended Credit Agreement dated December 22, 2020 between SiEnergy, its subsidiaries SiEnergy Holding, SiEnergy Gas, LLC (formerly SiEnergy, L.P.), Terra Transmission, LLC, SiEnergy Power Solutions, LLC, and SiEnergy GP, L.L.C., and ING Capital LLC, as administrative agent and L/C Issuer (as defined therein), and the lenders party thereto (as amended, the Amended Credit Agreement). The Delayed Draw Term Loan Facility is described below in the Long-Term Debt section. The Revolving Facility has aggregate commitments of $5.0 million, including a letter of credit sublimit of $1.0 million. SiEnergy Holding is required to pay upfront fees, structuring fees, annual administrative fees, commitment fees, letter of credit fees and certain other fees. Loans extended under the Facilities bear interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin is 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans. At June 30, 2025, there were no borrowings on the Revolving Facility.

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

Credit Agreements
NW Holdings
At June 30, 2025, NW Holdings had a $200 million sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million. In December 2024, the maturity date of the agreement was extended to November 3, 2027, with an available extension of commitments for one additional one-year period, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2025 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. NW Holdings did not have any outstanding balances drawn under the NW Holdings credit agreement at June 30, 2025. At June 30, 2024 and December 31, 2024, $79.0 million and $33.6 million were drawn under the NW Holdings credit agreement, respectively.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2025 and 2024, with consolidated indebtedness to total capitalization ratios of 58.5% and 55.1%, respectively.

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

NW Holdings had no letters of credit issued and outstanding under the NW Holdings credit agreement at June 30, 2025 and 2024.

NW Natural
At June 30, 2025, NW Natural had a sustainability-linked multi-year credit agreement for unsecured revolving loans totaling $400 million, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million. In December 2024, the maturity date of the agreement was extended to November 3, 2027 with an available extension of commitments for one additional one-year period, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2025 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. NW Natural did not have any outstanding balances drawn under the NW Natural credit agreement at June 30, 2025, June 30, 2024 and December 31, 2024.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at June 30, 2025 or 2024. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at June 30, 2025 and 2024, with consolidated indebtedness to total capitalization ratios of 47.4% and 51.9%, respectively.

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
NW Natural had no letters of credit issued and outstanding under the NW Natural credit agreement at June 30, 2025 and 2024.

SiEnergy
On January 7, 2025, NW Holdings acquired all of the issued and outstanding limited liability company interest of SiEnergy. SiEnergy's subsidiary, SiEnergy Holding, has a revolving credit facility (the Revolving Facility) that in aggregate has commitments of $5.0 million, including a letter of credit sublimit of $1.0 million. SiEnergy Holding is required to pay upfront fees, structuring fees, annual administrative fees, commitment fees, letter of credit fees and certain other fees. Loans extended under the Facilities bear interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin is 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans. At June 30, 2025, there were no borrowings on the Revolving Facility.

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

There were no letter of credits issued or outstanding under the LC reimbursement agreement at June 30, 2025.

Credit Ratings
NW Holdings credit ratings are a factor of liquidity, potentially affecting access to the capital markets. NW Natural and SiEnergy's credit ratings also have an impact on the cost of funds.

The following table summarized NW Holdings' current credit ratings:

S&P
Commercial paper (short-term debt)	A-2
Junior subordinated debentures	BBB
Issuer credit rating	A-
Ratings outlook	Stable

The following table summarizes NW Natural's current credit ratings:

	S&P	Moody's
Commercial paper (short-term debt)	A-1	P-2
Senior secured (long-term debt)	AA-	A2
Senior unsecured (long-term debt)	n/a	Baa1
Issuer credit rating	A+	n/a
Ratings outlook	Stable	Stable
The following table summarizes SiEnergy's current credit ratings:

S&P
Issuer credit rating (SiEnergy Holding, LLC, formerly Si Investment Co., LLC)	BBB+
Issuer credit rating (SiEnergy Gas, LLC, formerly SiEnergy, L.P.)	BBB+
Ratings outlook	Stable
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

Long-Term Debt
SiEnergy Delayed Draw Term Loan Facility
On January 7, 2025, NW Holdings acquired all of the issued and outstanding limited liability company interest of SiEnergy. SiEnergy's subsidiary, SiEnergy Holding, has a term loan credit facility (the Delayed Draw Term Loan Facility), on a delayed draw basis, which had initial aggregate commitments, as amended, of $200.0 million, of which $33.3 million remained in effect as of June 30, 2025. As of June 30, 2025, the outstanding principal balance of the Delayed Draw Term Loan Facility is $148.1 million.

Under the Amended Credit Agreement, SiEnergy Holding is required to pay upfront fees, structuring fees, annual administrative fees, commitment fees, letter of credit fees and certain other fees. Loans extended under the Facilities bear interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin is 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans.

Loans borrowed under the Delayed Draw Term Loan Facility from time to time become funded term loans (Funded Term Loans), which are subject to required amortization, once per year. SiEnergy Holding is required to make principal payments with respect to Funded Term Loans in equal quarterly installments in an amount sufficient to amortize such loans over a period of 25 years. In addition, the Facilities are subject to certain mandatory prepayments, including in connection with certain asset sales or casualty or that result in Loan Parties’ receipt of certain insurance or condemnation proceeds. The Facility mature on December 22, 2026.

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

At June 30, 2025, NW Holdings and NW Natural had long-term debt outstanding of $2,228.2 million and $1,365.7 million, respectively, which included $14.1 million and $9.0 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. NW Holdings' long-term debt primarily consists of the following items:

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

$30.0 million of long-term debt is scheduled to mature over the next twelve months as of June 30, 2025 at NW Natural and $111.5 million at NW Holdings. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2024 Form 10-K for long-term debt maturing over the next five years.

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

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of June 30, 2025. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2024 Form 10-K. At June 30, 2025, NW Natural's total estimated liability related to environmental sites is $150.5 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" in the 2024 Form 10-K and Note 17.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the six months ended June 30, 2025. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2024 Form 10-K.

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural, except as noted below.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in the 2024 Form 10-K, which could materially affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$150,000,000
04/01/25-04/30/25	—	—	—	—
05/01/25-05/31/25	—	—	—	—
06/01/25-06/30/25	—	—	—	—
Total	—	$—	2,124,528	$150,000,000
(1)During the quarter ended June 30, 2025, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended June 30, 2025, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended June 30, 2025, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. On May 29, 2024, NW Holdings disclosed that effective May 23, 2024, NW Holdings' Board authorized a new share repurchase program under which NW Holdings may repurchase in open market or privately negotiated transactions up to an aggregate of 5 million shares or an amount not to exceed $150 million. The new share repurchase program is authorized to continue until the program is used, terminated or replaced. The repurchase program replaces the Company’s previously authorized share repurchase program, which commenced in 2000 and authorized the repurchase of up to 2.8 million shares, or an amount not to exceed $100 million, in the aggregate. For more information on our repurchase program, refer to Note 5 in the 2024 Form 10-K.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any such trading arrangements.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2025

Exhibit Index
Exhibit Number	Document
*3.1	Amended and Restated Bylaws of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed July 25, 2025, File No. 1-38681)

3.2	Amended and Restated Bylaws of Northwest Natural Gas Company

10.1	Deferred Compensation Plan for Directors and Executives, effective January 1, 2005, restated as of August 1, 2025.

*10.2
Northwest Natural Holding Company Long Term Incentive Plan, as amended as of October 1, 2018, February 23, 2023 and February 22, 2024, and May 22, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 27, 2025, File No. 1-38681).

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
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	August 5, 2025
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	August 5, 2025
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller