Form 10-Q
period 2025-09-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2025-11-05
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
At October 24, 2025, 41,507,042 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended September 30, 2025

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
•potential impacts of the federal budget or debt ceiling matters, including the current U.S. federal government shutdown;
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
•impacts or changes of the current presidential administration, executive orders, laws, rules and regulations, or legal challenges related thereto, including energy and climate related legislation;
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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2025	2024	2025	2024

Operating revenues	$164,728	$136,934	$895,206	$782,118

Operating expenses:
Cost of gas	39,428	38,902	276,922	287,589
Operations and maintenance	76,785	63,940	239,533	202,504
Environmental remediation	1,247	1,151	9,796	9,226
General taxes	12,066	10,886	39,913	38,207
Revenue taxes	5,669	5,275	33,357	32,730
Depreciation	40,510	34,552	122,545	101,412
Other operating expenses	1,446	1,560	3,998	4,249
Total operating expenses	177,151	156,266	726,064	675,917
Income (loss) from operations	(12,423)	(19,332)	169,142	106,201
Other income (expense), net	929	930	(1,747)	(198)
Interest expense, net	30,435	19,060	90,321	58,902
Income (loss) before income taxes	(41,929)	(37,462)	77,074	47,101
Income tax (benefit) expense	(12,039)	(10,295)	21,548	13,232
Net income (loss)	(29,890)	(27,167)	55,526	33,869
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $—and $58 for three months ended and $— and $9 for the nine months ended September 30, 2025 and 2024, respectively	—	(58)	—	(192)
Amortization of non-qualified employee benefit plan liability, net of taxes $(1) and $54 for the three months ended and $49 and $155 for the nine months ended September 30, 2025 and 2024, respectively	200	153	549	432
Unrealized (loss) gain on interest rate swaps, net of taxes $14 and $279 for the three months ended and $62 and $133 for the nine months ended September 30, 2025 and 2024, respectively	(40)	(775)	(171)	(371)
Comprehensive income (loss)	$(29,730)	$(27,847)	$55,904	$33,738
Average common shares outstanding:
Basic	41,184	38,394	40,640	38,356
Diluted	41,184	38,394	40,718	38,412
Earnings (loss) per share of common stock:
Basic	$(0.73)	$(0.71)	$1.37	$0.88
Diluted	(0.73)	(0.71)	1.36	0.88

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2025	2024	2024

Assets:
Current assets:
Cash and cash equivalents	$32,203	$35,047	$38,490
Accounts receivable	70,507	53,123	124,480
Accrued unbilled revenue	29,148	23,818	94,400
Allowance for uncollectible accounts	(2,618)	(2,885)	(3,474)
Regulatory assets	140,502	136,275	130,116
Derivative instruments	5,031	8,948	6,628
Inventories	118,589	108,651	106,954
Other current assets	42,199	45,873	60,180
Total current assets	435,561	408,850	557,774
Non-current assets:
Property, plant, and equipment	5,531,917	4,858,066	4,918,919
Less: Accumulated depreciation	1,284,271	1,245,725	1,246,592
Total property, plant, and equipment, net	4,247,646	3,612,341	3,672,327
Regulatory assets	374,280	322,781	382,499
Derivative instruments	2,456	1,377	535
Other investments	81,111	82,478	82,236
Operating lease right of use asset, net	69,065	69,402	68,626
Assets under sales-type leases	122,517	126,712	125,653
Goodwill	371,040	181,393	183,804
Other non-current assets	150,098	139,035	160,862
Total non-current assets	5,418,213	4,535,519	4,676,542
Total assets	$5,853,774	$4,944,369	$5,234,316

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands, except share information	2025	2024	2024

Liabilities and equity:
Current liabilities:
Short-term debt	$195,490	$159,814	$170,110
Current maturities of long-term debt	115,650	20,796	30,787
Accounts payable	130,508	96,260	133,270
Taxes accrued	20,375	17,759	16,176
Interest accrued	16,841	12,909	18,220
Regulatory liabilities	141,356	127,640	116,180
Derivative instruments	52,548	70,807	75,272
Operating lease liabilities	2,610	1,868	1,840
Other current liabilities	67,402	59,532	87,162
Total current liabilities	742,780	567,385	649,017
Long-term debt	2,128,101	1,555,000	1,679,355
Deferred credits and other non-current liabilities:
Deferred tax liabilities	414,225	389,281	397,149
Regulatory liabilities	742,943	708,948	730,117
Pension and other postretirement benefit liabilities	122,116	138,800	130,397
Derivative instruments	9,481	15,714	13,307
Operating lease liabilities	76,365	76,530	75,914
Other non-current liabilities	183,643	135,661	173,689
Total deferred credits and other non-current liabilities	1,548,773	1,464,934	1,520,573
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 41,506,471, 40,120,524, and 40,222,305 at September 30, 2025 and 2024, and December 31, 2024, respectively	1,042,089	986,545	989,346
Retained earnings	398,553	377,685	402,925
Accumulated other comprehensive loss	(6,522)	(7,180)	(6,900)
Total equity	1,434,120	1,357,050	1,385,371
Total liabilities and equity	$5,853,774	$4,944,369	$5,234,316

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total shareholders' equity, beginning balances	$1,459,238	$1,346,716	$1,385,371	$1,283,838

Common stock:
Beginning balances	1,017,403	929,498	989,346	890,976
Stock-based compensation	528	490	3,118	2,714
Shares issued pursuant to equity based plans, net of shares withheld for taxes	897	964	1,837	2,220
Issuance of common stock, net of issuance costs	23,261	55,593	47,788	90,635
Ending balances	1,042,089	986,545	1,042,089	986,545

Retained earnings:
Beginning balances	448,517	423,718	402,925	399,911
Net income (loss)	(29,890)	(27,167)	55,526	33,869
Dividends on common stock	(20,074)	(18,866)	(59,898)	(56,095)
Ending balances	398,553	377,685	398,553	377,685

Accumulated other comprehensive income (loss):
Beginning balances	(6,682)	(6,500)	(6,900)	(7,049)
Other comprehensive income	160	(680)	378	(131)
Ending balances	(6,522)	(7,180)	(6,522)	(7,180)

Total shareholders' equity, ending balances	$1,434,120	$1,357,050	$1,434,120	$1,357,050

Dividends per share of common stock	$0.4900	$0.4875	$1.4700	$1.4625

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2025	2024
Operating activities:
Net income	$55,526	$33,869
Adjustments to reconcile net income to cash provided by operations:
Depreciation	122,545	101,412
Amortization	18,370	14,544
Deferred income taxes	16,992	5,939
Qualified defined benefit pension plan expense	7,768	3,047
Contributions to qualified defined benefit pension plans	(8,410)	(17,850)
Deferred environmental expenditures, net	(17,878)	(18,775)
Environmental remediation expense	9,796	9,226
Asset optimization revenue sharing bill credits	(15,549)	(29,198)
Other	7,985	8,300
Changes in assets and liabilities:
Receivables, net	129,334	130,676
Inventories	(9,563)	4,092
Income and other taxes	15,691	9,806
Accounts payable	(4,645)	(11,501)
Deferred gas costs	(53,241)	(7,703)
Asset optimization revenue sharing	19,510	10,743
Decoupling mechanism	(21,084)	1,989
Cloud-based software	(7,962)	(20,307)
Regulatory accounts	6,802	17,312
RNG facility prepayment	—	(26,046)
Other, net	(6,135)	122
Cash provided by operating activities	265,852	219,697
Investing activities:
Capital expenditures	(332,652)	(294,261)
Acquisitions, net of cash acquired	(331,328)	(28,819)
Purchase of equity method investment	(1,000)	(1,000)
Other	(2,500)	(2,215)
Cash used in investing activities	(667,480)	(326,295)
Financing activities:
Proceeds from common stock issued, net	47,569	90,563
Long-term debt issued	560,000	150,000
Long-term debt retired	(172,959)	(150,000)
Changes in other short-term debt, net	20,380	70,034
Cash dividend payments on common stock	(57,586)	(53,781)
Payment of financing fees	(6,075)	(901)
Shares withheld for tax purposes	(1,591)	(1,319)
Other	(262)	(814)
Cash provided by financing activities	389,476	103,782
Decrease in cash, cash equivalents and restricted cash	(12,152)	(2,816)
Cash, cash equivalents and restricted cash, beginning of period	47,982	49,624
Cash, cash equivalents and restricted cash, end of period	$35,830	$46,808

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$90,500	$57,837
Income taxes paid, net of refunds	9,109	15,831
See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024

Operating revenues	$127,225	$121,193	$776,845	$744,156

Operating expenses:
Cost of gas	32,188	38,743	248,563	287,542
Operations and maintenance	62,739	54,777	193,544	177,037
Environmental remediation	1,247	1,151	9,796	9,226
General taxes	11,190	10,256	37,403	36,652
Revenue taxes	5,238	5,188	31,635	32,581
Depreciation	37,626	32,092	110,226	94,857
Other operating expenses	440	552	1,701	1,810
Total operating expenses	150,668	142,759	632,868	639,705
Income (loss) from operations	(23,443)	(21,566)	143,977	104,451
Other expense, net	9	219	(3,438)	(1,533)
Interest expense, net	14,720	15,079	45,428	46,493
Income (loss) before income taxes	(38,154)	(36,426)	95,111	56,425
Income tax expense	(11,074)	(10,078)	26,228	15,639
Net income (loss)	(27,080)	(26,348)	68,883	40,786
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $— and $58 for the three months ended and $— and $9 for the nine months ended September 30, 2025 and 2024, respectively	—	(58)	—	(192)
Amortization of non-qualified employee benefit plan liability, net of taxes of $(1) and $54 for the three months ended and $49 and $155 for the nine months ended September 30, 2025 and 2024, respectively	200	153	549	432
Comprehensive income (loss)	$(26,880)	$(26,253)	$69,432	$41,026

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2025	2024	2024

Assets:
Current assets:
Cash and cash equivalents	$20,265	$18,268	$19,961
Accounts receivable	45,867	47,094	119,976
Accrued unbilled revenue	22,342	21,548	91,508
Receivables from affiliates	1,019	3,888	591
Allowance for uncollectible accounts	(1,773)	(2,534)	(2,788)
Regulatory assets	140,063	136,250	130,091
Derivative instruments	5,058	9,093	6,563
Inventories	109,636	106,824	105,031
Other current assets	29,743	32,363	53,781
Total current assets	372,220	372,794	524,714
Non-current assets:
Property, plant, and equipment	4,948,239	4,654,081	4,706,719
Less: Accumulated depreciation	1,247,565	1,222,218	1,222,413
Total property, plant, and equipment, net	3,700,674	3,431,863	3,484,306
Regulatory assets	371,089	322,124	381,682
Derivative instruments	2,456	1,481	394
Other investments	61,391	64,313	63,938
Operating lease right of use asset, net	66,422	68,846	68,115
Assets under sales-type leases	122,517	126,712	125,653
Other non-current assets	97,041	110,352	107,493
Total non-current assets	4,421,590	4,125,691	4,231,581
Total assets	$4,793,810	$4,498,485	$4,756,295

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2025	2024	2024

Liabilities and equity:
Current liabilities:
Short-term debt	$64,278	$100,114	$136,510
Current maturities of long-term debt	9,999	19,993	29,992
Accounts payable	102,679	87,703	125,359
Payables to affiliates	5,520	464	3,487
Taxes accrued	18,160	17,186	15,759
Interest accrued	11,628	12,049	15,018
Regulatory liabilities	140,851	127,508	116,047
Derivative instruments	52,548	70,807	75,272
Operating lease liabilities	1,811	1,627	1,653
Other current liabilities	63,814	56,551	85,723
Total current liabilities	471,288	494,002	604,820
Long-term debt	1,335,900	1,345,240	1,335,407
Deferred credits and other non-current liabilities:
Deferred tax liabilities	398,495	376,321	382,686
Regulatory liabilities	742,003	708,003	729,172
Pension and other postretirement benefit liabilities	122,116	138,800	130,397
Derivative instruments	9,481	15,714	13,307
Operating lease liabilities	74,485	76,217	75,591
Other non-current liabilities	169,133	124,302	160,865
Total deferred credits and other non-current liabilities	1,515,713	1,439,357	1,492,018
Commitments and contingencies (Note 16)
Equity:
Common stock	854,903	644,903	719,903
Retained earnings	622,509	581,980	611,199
Accumulated other comprehensive loss	(6,503)	(6,997)	(7,052)
Total equity	1,470,909	1,219,886	1,324,050
Total liabilities and equity	$4,793,810	$4,498,485	$4,756,295

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total shareholder's equity, beginning balances	$1,517,202	$1,264,334	$1,324,050	$1,232,620

Common stock:
Beginning balances	854,903	644,903	719,903	644,903
Capital contributions from parent	—	—	135,000	—
Ending balances	854,903	644,903	854,903	644,903

Retained earnings:
Beginning balances	669,002	626,523	611,199	594,954
Net income (loss)	(27,080)	(26,348)	68,883	40,786
Dividends on common stock	(19,413)	(18,195)	(57,573)	(53,760)
Ending balances	622,509	581,980	622,509	581,980

Accumulated other comprehensive income (loss):
Beginning balances	(6,703)	(7,092)	(7,052)	(7,237)
Other comprehensive income	200	95	549	240
Ending balances	(6,503)	(6,997)	(6,503)	(6,997)

Total shareholder's equity, ending balances	$1,470,909	$1,219,886	$1,470,909	$1,219,886

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2025	2024

Operating activities:
Net income	$68,883	$40,786
Adjustments to reconcile net income to cash provided by operations:
Depreciation	110,226	94,857
Amortization	16,882	14,213
Deferred income taxes	14,023	3,519
Qualified defined benefit pension plan expense	7,768	3,047
Contributions to qualified defined benefit pension plans	(8,410)	(17,850)
Deferred environmental expenditures, net	(17,878)	(18,775)
Environmental remediation expense	9,796	9,226
Asset optimization revenue sharing bill credits	(15,549)	(29,198)
Other	6,675	7,937
Changes in assets and liabilities:
Receivables, net	141,016	133,052
Inventories	(5,225)	4,404
Income and other taxes	20,285	635
Accounts payable	(9,118)	(15,512)
Deferred gas costs	(53,241)	(7,703)
Asset optimization revenue sharing	19,510	10,743
Decoupling mechanism	(21,084)	1,989
Cloud-based software	(7,960)	(20,307)
Regulatory accounts	6,253	17,781
Other, net	(6,433)	(210)
Cash provided by operating activities	276,419	232,634
Investing activities:
Capital expenditures	(262,698)	(264,673)
Other	(2,289)	(2,408)
Cash used by investing activities	(264,987)	(267,081)
Financing activities:
Cash contributions received from parent	135,000	—
Long-term debt retired	(20,000)	—
Changes in other short-term debt, net	(72,232)	83,334
Cash dividend payments on common stock	(57,573)	(53,760)
Shares withheld for tax purposes	(1,591)	(1,319)
Other	(598)	(325)
Cash provided (used) by financing activities	(16,994)	27,930
Decrease in cash, cash equivalents and restricted cash	(5,562)	(6,517)
Cash, cash equivalents and restricted cash, beginning of period	29,428	36,520
Cash, cash equivalents and restricted cash, end of period	$23,866	$30,003

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$46,036	$45,661
Income taxes paid, net of refunds	11,000	29,620

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

NW Natural's regulated natural gas distribution activities are reported in the NWN Gas Utility reportable segment, which was previously referred to as the natural gas distribution (NGD) segment prior to 2025. The NWN Gas Utility segment serves residential, commercial, and industrial customers in Oregon and southwest Washington. SiEnergy Operating, LLC (SiEnergy Gas Utility or SiEnergy), which was acquired January 7, 2025, owns SiEnergy Gas, LLC, which is a regulated natural gas distribution utility, and serves residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also serves several transmission customers in Dallas and Austin, Texas. SiEnergy activities are reported in the SiEnergy Gas Utility reportable segment. NW Natural Water Company, LLC (NWN Water Utility or NWN Water) activities are reported in the NWN Water Utility reportable segment, which provides water distribution and wastewater services to communities throughout the Pacific Northwest, Texas, Arizona, and California. NW Holdings and NW Natural also have investments and business activities not specifically related to the NWN Gas Utility, SiEnergy Gas Utility and NWN Water Utility segments, which are aggregated and reported as NW Holdings Other and NW Natural Other.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2024 Form 10-K. There were no material changes to those accounting policies during the nine months ended September 30, 2025 other than those set forth in this Note 2. The following are updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	September 30,		December 31,
In thousands	2025	2024	2024
NW Natural:
Current:
Unrealized loss on derivatives(1)	$52,548	$70,807	$75,272
Gas costs	7,893	8,315	5,340
Environmental costs(2)	11,613	10,283	10,746
Decoupling(3)	15,178	690	—
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,208	2,208	2,208
Washington Climate Commitment Act compliance	7,874	8,455	7,778
COVID-19 deferrals and expenses, net	79	1,823	778
Security and systems improvements	1,974	2,907	2,711
Industrial demand side management(5)	16,871	13,610	8,551
Other(6)	16,694	10,021	9,576
Total current - NW Natural	140,063	136,250	130,091
Other (NW Holdings)	439	25	25
Total current - NW Holdings	$140,502	$136,275	$130,116
NW Natural:
Non-current:
Unrealized loss on derivatives(1)	$9,481	$15,715	$13,307
Pension balancing(4)	17,763	23,732	21,681
Income taxes	8,993	9,930	9,560
Pension and other postretirement benefit liabilities	104,638	110,293	111,236
Environmental costs(2)	160,373	112,243	167,086
Gas costs	1,095	462	1,442
Decoupling(3)	1,104	20	—
Washington Climate Commitment Act compliance	35,395	22,396	22,136
COVID-19 deferrals and expenses, net	927	1,097	927
Security and systems improvements	8,287	8,715	8,531
Industrial demand side management(5)	1,174	897	7,390
Other(6)	21,859	16,624	18,386
Total non-current - NW Natural	371,089	322,124	381,682
Other (NW Holdings)	3,191	657	817
Total non-current - NW Holdings	$374,280	$322,781	$382,499
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
(5)Energy efficiency program for industrial sales customers in Oregon to provide assistance with reducing their gas usage.
(6)Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.

	Regulatory Liabilities
	September 30,		December 31,
In thousands	2025	2024	2024
NW Natural:
Current:
Gas costs	$36,526	$43,361	$35,947
Unrealized gain on derivatives(1)	5,058	9,093	6,563
Decoupling(2)	6,393	8,583	8,726
Income taxes	4,726	4,726	4,726
Asset optimization revenue sharing	23,534	15,453	17,500
Washington Climate Commitment Act compliance	57,683	39,890	36,595
Other(3)	6,931	6,402	5,990
Total current - NW Natural	140,851	127,508	116,047
Other (NW Holdings)	505	132	133
Total current - NW Holdings	$141,356	$127,640	$116,180
NW Natural:
Non-current:
Gas costs	$2,182	$2,899	$14,220
Unrealized gain on derivatives(1)	2,456	1,481	394
Decoupling(2)	403	541	2,872
Income taxes(4)	162,455	167,913	164,759
Accrued asset removal costs(5)	552,411	518,379	526,526
Asset optimization revenue sharing	—	—	2,073
Other(3)	22,096	16,790	18,328
Total non-current - NW Natural	742,003	708,003	729,172
Other (NW Holdings)	940	945	945
Total non-current - NW Holdings	$742,943	$708,948	$730,117
(1)Unrealized gains or losses on derivatives are non-cash items and therefore do not earn a rate of return or a carrying charge. These amounts are recoverable through NWN Gas Utility rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.
(2)This deferral represents the margin adjustment resulting from differences between actual and expected volumes.
(3)Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.
(4)Balance represents excess deferred income tax benefits subject to regulatory flow-through. See Note 11.
(5)Estimated costs of removal on certain regulated properties are collected through rates.

We believe all costs incurred and deferred at September 30, 2025 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. These investments are readily convertible to cash with fair value approximating cost. As of September 30, 2025, there were no investments in money market funds at NW Holdings or NW Natural. As of September 30, 2024, the amount invested in money market funds was $6.5 million at NW Holdings and $4.6 million at NW Natural. These investments are measured using net asset value per share.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of September 30, 2025 and 2024 and December 31, 2024:

	September 30,		December 31,
In thousands	2025	2024	2024
Cash and cash equivalents	$32,203	$35,047	$38,490
Restricted cash included in other current assets	3,627	11,761	9,492
Cash, cash equivalents and restricted cash	$35,830	$46,808	$47,982

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of September 30, 2025 and 2024 and December 31, 2024:

	September 30,		December 31,
In thousands	2025	2024	2024
Cash and cash equivalents	$20,265	$18,268	$19,961
Restricted cash included in other current assets	3,601	11,735	9,467
Cash, cash equivalents and restricted cash	$23,866	$30,003	$29,428

Accounts Receivable and Allowance for Uncollectible Accounts
NW Holdings receivable balances primarily consist of trade receivables for the sale of natural gas and natural gas transportation services from NW Natural and SiEnergy and water sales and wastewater services from NWN Water. These businesses establish an allowance for uncollectible accounts for trade receivables (allowance), including accrued unbilled revenue, based on the age of receivable balances, collection experience of past due balances and payment plans, and historical trends of write-offs. Differences between the estimated allowance and actual write-offs will occur based on a number of factors, including changes in economic conditions, customer creditworthiness, and natural gas prices. The allowance is adjusted quarterly, as necessary, based on information currently available.

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

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of			As of
	December 31, 2024	Nine Months Ended September 30, 2025		September 30, 2025
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,124	$427	$(1,339)	$1,212
Commercial	136	511	(479)	168
Industrial	20	22	(4)	38
Accrued unbilled and other	508	35	(188)	355
Total NW Natural	2,788	995	(2,010)	1,773
Other - NW Holdings	686	728	(569)	845
Total NW Holdings	$3,474	$1,723	$(2,579)	$2,618

Allowance for Net Investments in Sales-Type Leases
NW Natural currently holds two net investments in sales-type leases, with substantially all of the net investment balance related to the North Mist natural gas storage agreement with Portland General Electric (PGE) which is billed under an OPUC-approved rate schedule. See Note 7 for more information on the North Mist lease. There is no allowance for uncollectible accounts recorded for sales-type lease receivables. NW Natural will continue monitoring the credit health of the lessees and the overall economic environment, including the economic factors closely tied to the financial health of our current and future lessees.

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

NW Natural accounts for all purchased Washington allowances as inventory at the lower of cost or market. Any compliance instruments or allowances that are acquired through government allocations at no cost will be accounted for as inventory at no cost. As of September 30, 2025 and 2024, NW Natural had $54.5 million and $41.3 million of emissions allowances for compliance in Washington recorded as inventory.

The CCA allows for the sale of compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. As of September 30, 2025, NW Natural consigned no-cost allowances to Washington auctions and has received a total of $37.3 million in cash, which proceeds were recorded as a regulatory liability for the benefit of customers.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. Under the Washington program, NW Natural has recognized a $43.3 million and $30.9 million liability as of September 30, 2025 and 2024. A portion of the costs to comply with the Washington program are currently being recovered from utility customers through rates beginning January 1, 2024. NW Natural recognized $43.3 million and $30.9 million of deferred costs as of September 30, 2025 and 2024.

OREGON. In November 2024, the Environmental Quality Commission adopted the Climate Protection Program (CPP). The CPP sets enforceable and declining limits, or caps, on GHG emissions from fossil fuels used throughout Oregon. The first compliance period started January 1, 2025 and covers emissions through the end of 2027.

CLOUD COMPUTING ARRANGEMENTS. For GAAP accounting purposes, implementation costs associated with cloud computing arrangements are capitalized consistent with costs capitalized for internal-use software. Capitalized implementation costs are included in other assets in the consolidated balance sheets. The implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization expense of implementation costs are recorded as operations and maintenance expenses in the consolidated statements of comprehensive income. The implementation costs are included within operating activities in the consolidated statements of cash flows.

For regulatory accounting purposes, cloud-based software is reflected in rate base as property, plant and equipment and amortized over the expected useful life through depreciation expense. NW Natural is allowed recovery of and a return on cloud computing arrangements like other property, plant and equipment in rate base. The amount of cloud-based software capital expenditures for the first nine months of 2025 and 2024 was $7.0 million and $13.1 million, respectively. The amount of cloud computing amortization for the first nine months of 2025 and 2024 was $9.6 million and $7.6 million, respectively.

OTHER CURRENT ASSETS
Other current assets consist of various items that are expected to be realized within the next twelve months and are not classified elsewhere on the balance sheet. Other current assets are comprised primarily of prepaid assets, restricted cash and gas reserves. As of September 30, 2025, NW Holdings and NW Natural had $26.1 million and $13.7 million of prepaid assets, respectively, and $2.6 million of gas reserves. As of September 30, 2024. NW Holdings and NW Natural had $26.8 million and $13.3 million of prepaid assets, respectively, and $2.7 million of gas reserves. See the Restricted Cash section above for restricted cash balances.

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

FINANCIAL INSTRUMENTS-CREDIT LOSSES. In July 2025, the FASB issued ASU 2025-05, which simplifies how entities estimate credit losses on current accounts receivable and current contract assets arising from revenue transactions under ASC 606. It introduces a practical expedient that allows all entities to assume that economic conditions at the balance sheet date remain unchanged for the life of the asset, eliminating the need for forward-looking forecasts. This ASU is applicable only to current receivables and contract assets (typically due within one year) and is effective for fiscal years beginning after December 15, 2025. The adoption of this standard is not anticipated to have a material impact on our results of operations, liquidity or capital resources.

IMPROVEMENTS TO INTANGIBLE ASSET ACCOUNTING AND DISCLOSURES. In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This ASU modernizes the accounting for software costs to adapt to an incremental and iterative software development method. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and may be applied using a prospective, modified prospective or retrospective transition approach. The adoption of this standard is not anticipated to have a material impact on our results of operations, liquidity or capital resources.

Recent Securities and Exchange Commission (SEC) Final Rules
CLIMATE CHANGE. In March 2024, the SEC issued a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide climate disclosures in their annual reports. Under the final rule, disclosures are required beginning with our annual report for the year ending December 31, 2025. In April 2024, the SEC voluntarily stayed implementation of the climate rule pending completion of judicial review of challenges to the rules consolidated in the Eighth Circuit Court of Appeals. On March 27, 2025, the SEC announced that it had voted to end its defense of the final rule. On April 25, 2025, the Eighth Circuit suspended the litigation challenging the final rule. On July 23, 2025, the SEC issued a status report stating that the SEC does not intend to review or reconsider the climate rule at this time. On September 12, 2025, the U.S. Court of Appeals issued an order to hold the petitions challenging the climate disclosure rules in abeyance pending further action by the SEC.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2025	2024	2025	2024
Net income (loss)	$(29,890)	$(27,167)	$55,526	$33,869
Average common shares outstanding - basic	41,184	38,394	40,640	38,356
Additional shares for stock-based compensation plans (See Note 8)	—	—	78	56
Average common shares outstanding - diluted	41,184	38,394	40,718	38,412
Earnings (loss) per share of common stock:
Basic	$(0.73)	$(0.71)	$1.37	$0.88
Diluted	(0.73)	(0.71)	1.36	0.88
Additional information:
Anti-dilutive shares	70	47	1	11

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

SiEnergy Gas Utility
SiEnergy Operating, LLC (SiEnergy Gas Utility or SiEnergy), which was acquired January 7, 2025, owns SiEnergy Gas, LLC, which is a regulated natural gas distribution utility, and serves residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also serves several transmission customers in Dallas and Austin, Texas.

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

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. Total assets by segment is not regularly provided to the Chief Operating Decision Maker (CODM) and is therefore omitted. The following table presents summary financial information concerning the reportable segments and other:

	Three Months Ended September 30,
In thousands	NWN Gas Utility	SiEnergy Gas Utility (1)	NWN Water Utility	NW Holdings Other	NW Holdings
2025
Operating revenues	$120,066	$11,821	$18,627	$14,214	$164,728
Depreciation	37,318	1,620	1,264	308	40,510
Income (loss) from operations(2)	(28,876)	4,408	6,535	5,510	(12,423)
Interest expense, net	14,596	2,453	799	12,587	30,435
Income tax expense (benefit)	(12,529)	560	1,734	(1,804)	(12,039)
Capital expenditures	82,605	14,375	9,932	3,076	109,988

2024
Operating revenues	$114,004	$—	$15,388	$7,542	$136,934
Depreciation	31,826	—	2,460	266	34,552
Income (loss) from operations(2)	(27,087)	—	3,796	3,959	(19,332)
Interest expense, net	14,988	—	758	3,314	19,060
Income tax expense (benefit)	(11,506)	—	1,024	187	(10,295)
Capital expenditures	84,219	—	9,738	1,375	95,332
(1)    Prior year comparatives are not provided for SiEnergy as it was acquired by NW Holdings January 7, 2025.
(2)     Income (loss) from operations is not a financial measure used by the CODM for NWN Gas Utility or SiEnergy Gas Utility, but is included in the table above to enable the reconciliation of NWN Gas Utility and SiEnergy Gas Utility margin to consolidated income before taxes in accordance with ASU 2023-07.

	Nine Months Ended September 30,
In thousands	NWN Gas Utility	SiEnergy Gas Utility(1)	NWN Water Utility	NW Holdings Other	NW Holdings
2025
Operating revenues	$755,431	$45,989	$48,830	$44,956	$895,206
Depreciation	109,293	6,086	6,233	933	122,545
Income from operations(2)	128,423	17,610	13,874	9,235	169,142
Interest expense, net	45,082	7,031	2,335	35,873	90,321
Income tax expense (benefit)	22,040	2,864	3,418	(6,774)	21,548
Capital expenditures	254,227	40,820	28,922	8,683	332,652

2024
Operating revenues	$726,730	$—	$37,609	$17,779	$782,118
Depreciation	94,074	—	6,555	783	101,412
Income from operations(2)	92,674	—	6,048	7,479	106,201
Interest expense, net	46,208	—	2,993	9,701	58,902
Income tax expense (benefit)	12,485	—	1,144	(397)	13,232
Capital expenditures	263,186	—	29,508	1,567	294,261
(1)    Prior year comparatives are not provided for SiEnergy as it was acquired by NW Holdings January 7, 2025.
(2)     Income from operations is not a financial measure used by the CODM for NWN Gas Utility or SiEnergy Gas Utility, but is included in the table above to enable the reconciliation of NWN Gas Utility and SiEnergy Gas Utility margin to consolidated income before taxes in accordance with ASU 2023-07.

	Three Months Ended September 30,
In thousands	NWN Gas Utility	NW Natural Gas Other	NW Natural
2025
Operating revenues	$120,066	$7,159	$127,225
Depreciation	37,318	308	37,626
Income (loss) from operations(1)	(28,876)	5,433	(23,443)
Interest expense, net	14,596	124	14,720
Income tax expense (benefit)	(12,529)	1,455	(11,074)
Capital expenditures	82,605	2,971	85,576

2024
Operating revenues	$114,004	$7,189	$121,193
Depreciation	31,826	266	32,092
Income (loss) from operations(1)	(27,087)	5,521	(21,566)
Interest expense, net	14,988	91	15,079
Income tax expense (benefit)	(11,506)	1,428	(10,078)
Capital expenditures	84,219	1,439	85,658
(1)     Income (loss) from operations is not a financial measure used by the CODM for NWN Gas Utility, but is included in the table above to enable the reconciliation of NWN Gas Utility margin to consolidated income before taxes in accordance with ASU 2023-07.

	Nine Months Ended September 30,
In thousands	NWN Gas Utility	NW Natural Gas Other	NW Natural
2025
Operating revenues	$755,431	$21,414	$776,845
Depreciation	109,293	933	110,226
Income from operations(1)	128,423	15,554	143,977
Interest expense, net	45,082	346	45,428
Income tax expense	22,040	4,188	26,228
Capital expenditures	254,227	8,471	262,698

2024
Operating revenues	$726,730	$17,426	$744,156
Depreciation	94,074	783	94,857
Income from operations(1)	92,674	11,777	104,451
Interest expense, net	46,208	285	46,493
Income tax expense	12,485	3,154	15,639
Capital expenditures	263,186	1,487	264,673
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

The following table presents additional segment information concerning NWN Gas Utility margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
NWN Gas Utility margin calculation:
Distribution revenues	$114,897	$109,124	$739,925	$712,090
Other regulated services	5,169	4,880	15,506	14,640
Total operating revenues	120,066	114,004	755,431	726,730
Less: Cost of gas	32,188	38,743	248,563	287,542
Environmental remediation	1,247	1,151	9,796	9,226
Revenue taxes	5,238	5,188	31,635	32,581
NWN Gas Utility margin	81,393	68,922	465,437	397,381
Operations and maintenance	61,945	54,101	190,876	174,519
General taxes	11,006	10,082	36,845	36,114
Depreciation	37,318	31,826	109,293	94,074
NWN Gas Utility income (loss) from operations	$(28,876)	$(27,087)	$128,423	$92,674

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

The following table presents additional segment information concerning SiEnergy margin:

	Three Months Ended September 30,	Nine Months Ended September 30,
In thousands	2025	2025
SiEnergy Gas Utility (1) margin calculation:
Distribution revenues	$11,821	$45,989
Total operating revenues	11,821	45,989
Less: Cost of gas	2,950	14,230
Revenue taxes	290	1,433
SiEnergy Gas Utility margin	8,581	30,326
Operations and maintenance	2,215	5,809
General taxes	338	821
Depreciation	1,620	6,086
SiEnergy Gas Utility income from operations	$4,408	$17,610
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Operating revenues	$18,627	$15,388	$48,830	$37,609
Operating expenses:
Operations and maintenance	9,161	7,408	24,494	20,875
Depreciation	1,264	2,460	6,233	6,555
Other operating expenses(1)	1,667	1,724	4,229	4,131
Income from operations	$6,535	$3,796	$13,874	$6,048
(1) Other operating expenses include general and revenue taxes and other expenses.

5. COMMON STOCK

In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings issued and sold from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. In August 2024, the Finance Committee of the NW Holdings' Board of Directors authorized NW Holdings' sale of an additional $200 million in the aggregate gross sales price under the ATM equity program, with the result that a total of $400 million in the aggregate gross sales price has been authorized for issuance and sale under the ATM equity program. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC, which expires in August 2027, or will be registered on a subsequent registration statement to be filed by NW Holdings.

During the three months ended September 30, 2025, NW Holdings issued and sold 574,885 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $23.2 million, net of fees and commissions paid to agents of $0.3 million. During the nine months ended September 30, 2025, NW Holdings issued and sold 1,178,509 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $47.5 million, net of fees and commissions paid to agents of $0.7 million. As of September 30, 2025, $103.4 million of equity remained available for issuance under the ATM equity program.

6. REVENUE

The following tables present disaggregated revenue of NW Holdings:

	Three Months Ended September 30,
In thousands	NWN Gas Utility	SiEnergy Gas Utility (1)	NWN Water Utility	NW Holdings Other	NW Holdings
2025
Natural gas sales	$108,763	$11,821	$—	$572	$121,156
Gas storage revenue, net	—	—	—	3,893	3,893
Asset management revenue, net	—	—	—	2,443	2,443
Water and wastewater revenue	—	—	18,627	—	18,627
Appliance retail center revenue	—	—	—	823	823
Renewable natural gas sales	—	—	—	6,483	6,483
Other revenue	972	—	—	—	972
Revenue from contracts with customers	109,735	11,821	18,627	14,214	154,397
Alternative revenue	6,029	—	—	—	6,029
Leasing revenue	4,302	—	—	—	4,302
Total operating revenues	$120,066	$11,821	$18,627	$14,214	$164,728

2024
Natural gas sales	$106,650	$—	$—	$24	$106,674
Gas storage revenue, net	—	—	—	4,516	4,516
Asset management revenue, net	—	—	—	1,663	1,663
Water and wastewater revenue	—	—	15,388	—	15,388
Appliance retail center revenue	—	—	—	1,009	1,009
Renewable natural gas sales	—	—	—	329	329
Other revenue	780	—	—	—	780
Revenue from contracts with customers	107,430	—	15,388	7,541	130,359
Alternative revenue	2,454	—	—	—	2,454
Leasing revenue	4,121	—	—	—	4,121
Total operating revenues	$114,005	$—	$15,388	$7,541	$136,934
(1)    Prior year comparative disaggregated revenues are not provided for SiEnergy as it was acquired by NW Holdings January 7, 2025.

	Nine Months Ended September 30,
In thousands	NWN Gas Utility	SiEnergy Gas Utility (1)	NWN Water Utility	NW Holdings Other	NW Holdings
2025
Natural gas sales	$705,935	$45,989	$—	$2,443	$754,367
Gas storage revenue, net	—	—	—	12,591	12,591
Asset management revenue, net	—	—	—	5,737	5,737
Water and wastewater revenue	—	—	48,830	—	48,830
Appliance retail center revenue	—	—	—	3,086	3,086
Renewable natural gas sales	—	—	—	21,099	21,099
Other revenue	2,885	—	—	—	2,885
Revenue from contracts with customers	708,820	45,989	48,830	44,956	848,595
Alternative revenue	33,700	—	—	—	33,700
Leasing revenue	12,911	—	—	—	12,911
Total operating revenues	$755,431	$45,989	$48,830	$44,956	$895,206

2024
Natural gas sales	$701,365	$—	$—	$24	$701,389
Gas storage revenue, net	—	—	—	10,587	10,587
Asset management revenue, net	—	—	—	3,593	3,593
Water and wastewater revenue	—	—	37,609	—	37,609
Appliance retail center revenue	—	—	—	3,246	3,246
Renewable natural gas sales	—	—	—	329	329
Other revenue	2,334	—	—	—	2,334
Revenue from contracts with customers	703,699	—	37,609	17,779	759,087
Alternative revenue	10,661	—	—	—	10,661
Leasing revenue	12,370	—	—	—	12,370
Total operating revenues	$726,730	$—	$37,609	$17,779	$782,118
(1)    Prior year comparative disaggregated revenues are not provided for SiEnergy as it was acquired by NW Holdings January 7, 2025.

The following tables present disaggregated revenue of NW Natural:

	Three Months Ended September 30,
In thousands	NWN Gas Utility	NW Natural Other	NW Natural
2025
Natural gas sales	$108,763	$—	$108,763
Gas storage revenue, net	—	3,893	3,893
Asset management revenue, net	—	2,443	2,443
Appliance retail center revenue	—	823	823
Other revenue	972	—	972
Revenue from contracts with customers	109,735	7,159	116,894
Alternative revenue	6,029	—	6,029
Leasing revenue	4,302	—	4,302
Total operating revenues	$120,066	$7,159	$127,225

2024
Natural gas sales	$106,650	$—	$106,650
Gas storage revenue, net	—	4,516	4,516
Asset management revenue, net	—	1,663	1,663
Appliance retail center revenue	—	1,009	1,009
Other revenue	780	—	780
Revenue from contracts with customers	107,430	7,188	114,618
Alternative revenue	2,454	—	2,454
Leasing revenue	4,121	—	4,121
Total operating revenues	$114,005	$7,188	$121,193

	Nine Months Ended September 30,
In thousands	NWN Gas Utility	NW Natural Other	NW Natural
2025
Natural gas sales	$705,935	$—	$705,935
Gas storage revenue, net	—	12,591	12,591
Asset management revenue, net	—	5,737	5,737
Appliance retail center revenue	—	3,086	3,086
Other revenue	2,885	—	2,885
Revenue from contracts with customers	708,820	21,414	730,234
Alternative revenue	33,700	—	33,700
Leasing revenue	12,911	—	12,911
Total operating revenues	$755,431	$21,414	$776,845

2024
Natural gas sales	$701,365	$—	$701,365
Gas storage revenue, net	—	10,587	10,587
Asset management revenue, net	—	3,593	3,593
Appliance retail center revenue	—	3,246	3,246
Other revenue	2,334	—	2,334
Revenue from contracts with customers	703,699	17,426	721,125
Alternative revenue	10,661	—	10,661
Leasing revenue	12,370	—	12,370
Total operating revenues	$726,730	$17,426	$744,156

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

As of September 30, 2025, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $120.1 million. Of this amount, approximately $6.8 million will be recognized during the remainder of 2025, $25.7 million in 2026, $20.0 million in 2027, $16.8 million in 2028, $16.8 million in 2029 and $34.0 million thereafter. The amounts presented here are calculated using current contracted rates.

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

The components of lease revenue at NW Holdings and NW Natural were as follows:

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NW Natural:
Lease revenue
Operating leases	$21	$23	$63	$65
Sales-type leases	4,281	4,098	12,848	12,305
Total lease revenue	$4,302	$4,121	$12,911	$12,370

Lease revenue related to operating leases associated with NW Holdings non-utility property rentals was $0.2 million for both the three months ended September 30, 2025 and 2024, respectively, and lease revenue of $0.5 million was recognized for both the nine months ended September 30, 2025 and 2024 related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.

Total future minimum lease payments to be received under non-cancelable leases at September 30, 2025 are as follows:

In thousands	Operating	Sales-Type	Total
NW Holdings:
Remainder of 2025	$169	$3,791	$3,960
2026	99	14,901	15,000
2027	84	14,500	14,584
2028	58	14,004	14,062
2029	59	13,594	13,653
Thereafter	741	194,722	195,463
Total minimum lease payments	$1,210	255,512	$256,722
Less: imputed interest		134,784
Total leases receivable		$120,728

NW Natural:
Remainder of 2025	$155	$3,791	$3,946
2026	43	14,901	14,944
2027	27	14,500	14,527
2028	—	14,004	14,004
2029	—	13,594	13,594
Thereafter	—	194,722	194,722
Total minimum lease payments	$225	255,512	$255,737
Less: imputed interest		134,784
Total leases receivable		$120,728

The total leases receivable above is reported under the NWN Gas Utility segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $6.4 million, $5.9 million and $6.0 million at September 30, 2025 and 2024 and December 31, 2024, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

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

NW Holdings assumed operating leases in connection with the SiEnergy acquisition. The leases primarily relate to office space, warehouse facilities, and land use agreements supporting the operations of SiEnergy. The assumed leases resulted in an increase of $2.3 million to both the operating lease right of use asset and operating lease liabilities recognized by NW Holdings. No finance type leases were assumed as part of the acquisition. The assumed lease balances are reflected in the disclosures and financial statements of NW Holdings as of September 30, 2025. Refer to Note 14 for additional information.

The components of lease expense, a portion of which is capitalized, were as follows:

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NW Holdings:
Operating lease expense	$2,197	$1,953	$6,526	$5,781
Short-term lease expense (benefit)	75	(22)	424	443

NW Natural:
Operating lease expense	$1,955	$1,904	$5,793	$5,641
Short-term lease expense (benefit)	75	(22)	424	443

Supplemental balance sheet information related to operating leases as of September 30, 2025 and 2024 and December 31, 2024 is as follows:

In thousands	September 30,		December 31,
	2025	2024	2024
NW Holdings:
Operating lease right of use asset	$69,065	$69,402	$68,626

Operating lease liabilities - current liabilities	$2,610	$1,868	$1,840
Operating lease liabilities - non-current liabilities	76,365	76,530	75,914
Total operating lease liabilities	$78,975	$78,398	$77,754

NW Natural:
Operating lease right of use asset	$66,422	$68,846	$68,115

Operating lease liabilities - current liabilities	$1,811	$1,627	$1,653
Operating lease liabilities - non-current liabilities	74,485	76,217	75,591
Total operating lease liabilities	$76,296	$77,844	$77,244

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

In thousands	September 30,		December 31,
	2025	2024	2024
Weighted-average remaining lease term (years)	14.5	15.5	15.3
Weighted-average discount rate	7.3%	7.3%	7.3%
As of September 30, 2025, SiEnergy had seven operating leases with a weighted-average remaining lease term of 4.4 years and a weighted-average discount rate of 6.1% as of September 30, 2025.

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a deferred regulatory asset on our balance sheet. The balance of the regulatory asset was $9.6 million, $8.7 million and $9.0 million as of September 30, 2025 and 2024 and December 31, 2024, respectively.

Maturities of operating lease liabilities at September 30, 2025 were as follows:

In thousands	NW Natural	NW Holdings
Remainder of 2025	$2,047	$2,268
2026	7,619	8,465
2027	7,612	8,308
2028	7,795	8,350
2029	7,983	8,507
Thereafter	93,409	93,622
Total lease payments	126,465	129,520
Less: imputed interest	50,169	50,545
Total lease obligations	76,296	78,975
Less: current obligations	1,811	2,610
Long-term lease obligations	$74,485	$76,365

Supplemental cash flow information related to leases was as follows:

In thousands	Nine Months Ended September 30,
	2025	2024
NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,167	$5,644
Finance cash flows from finance leases	182	325
Right of use assets obtained in exchange for lease obligations
Operating leases(1)	$3,194	$347
Finance leases	340	325

NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,658	$5,502
Finance cash flows from finance leases	182	325
Right of use assets obtained in exchange for lease obligations
Operating leases	$568	$250
Finance leases	340	325
(1) Includes approximately $2.3 million of non-cash operating lease right of use asset and operating lease liabilities recognized as part of the SiEnergy acquisition.

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use assets for finance leases were $3.3 million, $2.9 million and $3.0 million at September 30, 2025 and 2024 and at December 31, 2024, respectively.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees, including officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2024 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the nine months ended September 30, 2025, the final performance factor under the 2023-2025 LTIP was approved and 42,663 performance-based shares were granted under the 2023-2025 LTIP for accounting purposes. As such, NW Natural began recognizing compensation expense.

In February 2024, LTIP shares were awarded to participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2026, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of September 30, 2025, and therefore, no expense was recognized for the 2024-2026 award. NW Holdings will calculate the grant date fair value and the applicable subsidiaries of NW Holdings will recognize expense over the remaining service period for each award once the final performance factor has been approved.

In February 2025, LTIP shares were awarded to certain participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2027, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of September 30, 2025, and therefore, no expense was recognized for the 2025-2027 award. NW Holdings will calculate the grant date fair value and the applicable subsidiaries of NW Holdings will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2024-2026 and 2025-2027 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2024-2026 and 2025-2027 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of peer group companies over the performance period of three years for each respective award. If the targets were achieved for the 2024-2026 and 2025-2027 awards, NW Holdings would grant for accounting purposes 53,453 and 74,865 shares in the first quarters of 2026 and 2027, respectively.

In February 2025, 6,135 LTIP shares were awarded to certain participants. The LTIP awards share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2025-2027 performance shares consist of a three-year ROIC threshold that must be satisfied and a 3-year cumulative EBITDA, which can be modified by a TSR modifier relative to the performance peer group companies over the period group. During the nine months ended September 30, 2025, there was mutual understanding of all key terms of the award. As such, NW Natural Holdings began recognizing compensation expense.

As of September 30, 2025, there was $0.3 million of unrecognized compensation, which is expected to be recognized through 2027.

Restricted Stock Units
During the nine months ended September 30, 2025, 66,018 RSUs were granted under the LTIP with a weighted-average grant date fair value of $41.68 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of three years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date.

As of September 30, 2025, there was $4.2 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2028.

9. DEBT

The nature and terms of our debt instruments and credit facilities are described in detail in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Other than as described below, there were no other material changes in the terms of our debt instruments during the nine months ended September 30, 2025.

Short-Term Debt
At September 30, 2025, September 30, 2024 and December 31, 2024, NW Holdings' short-term debt consisted of the following:

	September 30, 2025		September 30, 2024		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
Commercial Paper Borrowings - NW Holdings(2)	$131.2	4.5%	$—	—%	$—	—%
Commercial Paper Borrowings - NW Natural	64.3	4.3%	100.1	5.2%	136.5	4.8%
NW Holdings Credit Agreement Loans	—	—%	59.7	6.0%	33.6	5.5%
Total short-term debt	$195.5		$159.8		$170.1
(1) Weighted average interest rate on outstanding short-term debt
(2) NW Holdings initiated a commercial paper program in March 2025.

Long-Term Debt
At September 30, 2025, September 30, 2024 and December 31, 2024, NW Holdings' long-term debt consisted of the following:

	September 30, 2025		September 30, 2024		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,354.7	4.6%	$1,374.7	4.6%	$1,374.7	4.6%
SiEnergy secured senior notes	185.0	5.6%	—	—%	—	—%
NWN Water term loan	55.0	4.7%	55.0	4.7%	55.0	4.7%
Other water debt	4.2		6.2		6.1
NW Holdings unsecured senior bonds	285.0	5.7%	150.0	5.8%	285.0	5.7%
NW Holdings term loan	50.0	5.2%	—	—%	—	—%
NW Holdings junior subordinated debentures	325.0	7.0%	—	—%	—	—%
Long-term debt, gross	2,258.9		1,585.9		1,720.8
Less: unamortized debt issuance costs	15.1		10.1		10.6
Less: current maturities	115.7		20.8		30.8
Total long-term debt	$2,128.1		$1,555.0		$1,679.4

(1) Weighted average interest rate for the nine months ended September 30, 2025 and September 30, 2024
(2) Weighted average interest rate for the year ended December 31, 2024

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2025 through 2053 and interest rates ranging from 2.82% to 7.85%. SiEnergy's secured senior notes have maturity dates ranging from 2030 through 2055 and interest rates ranging from 4.86% to 6.04%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2034 and interest rates ranging from 5.52% to 5.86%. NW Holdings' Junior Subordinated Debentures has an interest rate of 7.0% and a maturity date of 2055. At September 30, 2025, NW Holdings and NW Natural had long-term debt outstanding of $2,243.8 million and $1,345.9 million, respectively, which included $15.1 million and $8.8 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. Debt of $115.7 million is scheduled to mature in the next twelve months, which consists of $10.0 million at NW Natural, $55.7 million at NWN Water, and $50.0 million at NW Holdings Other.

Summary of Significant Debt Issuances

In millions	Nine months ended September 30, 2025
NW Holdings:	Issuance Date	Maturity Date	Interest Rate	Amount
Unsecured Term Loan (a)(b)	January 2025	April 2026	SOFR + 90 bps Spread (c)	$50.0
Junior Subordinated Notes (d)(e)	March 2025	September 2055	7.00%	$325.0

SiEnergy (f)
Series A Senior Notes	August 2025	August 2030	4.86%	$50.0
Series B Senior Notes	August 2025	August 2035	5.42%	$40.0
Series C Senior Notes	August 2025	August 2055	6.04%	$95.0
		Total long-term debt issuance		$560.0
(a)    Proceeds were used for working capital needs and for general corporate purposes.
(b)    As of September 30, 2025, the Term Loan was due and payable on April 6, 2026. NW Holdings may prepay the Term Loan without premium or penalty (other than customary breakage costs, if applicable). Amounts prepaid may not be reborrowed.
(c)    The Term Loan Agreement bears interest at a per annum rate equal to the sum of (x) either (i) term SOFR with a one-, three- or six-month tenor, plus an adjustment of 0.10%, or (ii) the Alternate Base Rate, as defined in the Term Loan Agreement, plus (y) the Applicable Margin, as defined in the Term Loan Agreement. The Applicable Margin is 0.90% per annum, for term SOFR loans, and 0.00% per annum, for Alternate Base Rate loans.
(d)    Proceeds were used to repay the acquisition bridge facility entered into on January 7, 2025 by NW Holdings for the acquisitions of SiEnergy; any remaining proceeds were used for working capital needs and for general corporate purposes.
(e)    The Company will pay interest on the Junior Subordinated Debentures (i) from and including the date of original issuance to, but not including, September 15, 2035, at an annual rate of 7.0% and (ii) from and including September 15, 2035, during each Interest Reset Period at an annual rate equal to the Five-Year Treasury Rate as of the most recent Reset Interest Determination Date plus 2.701%.
(f)    Proceeds were used to repay SiEnergy's $148.8 million remaining balance on the Delayed Draw Term Loan Facility.

Summary of Significant Debt Extinguishments and Repayments

NW Holdings
On January 7, 2025, NW Holdings entered into a 364-Day Term Loan Credit Agreement (the Acquisition Bridge Facility) among NW Holdings, as borrower, certain lenders parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which NW Holdings borrowed a $273.0 million senior unsecured term loan (the Bridge Loan), the proceeds of which were used to finance the SiEnergy acquisition, with any remaining proceeds to be used for working capital needs and for general corporate purposes. The Bridge Loan was repaid in full in March 2025. In March 2025, the Acquisition Bridge Facility used to finance the acquisition of SiEnergy was repaid in full.

NW Natural
In September 2025, the $20.0 million first mortgage bond 7.72% Series Due 2025 was repaid in full.

SiEnergy
In August 2025, the proceeds of the senior notes issued by SiEnergy Gas, LLC in August 2025 (the August 2025 Notes) were used to extinguish the $148.8 million remaining balance of the SiEnergy Delayed Draw Term Loan Facility (SiEnergy DDTLF) ($148.8 million) and the SiEnergy Revolving Credit Facility was terminated. The SiEnergy DDTLF and Revolving Credit Facility under SiEnergy’s Credit Agreement were acquired by NW Holdings on January 7, 2025 as part of the acquisition of all of the issued and outstanding limited liability company interests of SiEnergy.

The SiEnergy DDTLF had initial aggregate commitments, as amended, of $200.0 million. The SiEnergy DDTLF was scheduled to mature on December 22, 2026. Loans extended under the SiEnergy DDTLF bore interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin was 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans.

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	September 30,		December 31,
In millions	2025	2024	2024
NW Holdings:
Gross long-term debt	$2,258.9	$1,585.9	$1,720.8
Unamortized debt issuance costs	(15.1)	(10.1)	(10.6)
Carrying amount	$2,243.8	$1,575.8	$1,710.2
Estimated fair value(1)	$2,135.3	$1,475.5	$1,542.2

NW Natural:
Gross long-term debt	$1,354.7	$1,374.7	$1,374.7
Unamortized debt issuance costs	(8.8)	(9.5)	(9.3)
Carrying amount	$1,345.9	$1,365.2	$1,365.4
Estimated fair value(1)	$1,195.1	$1,259.7	$1,191.2
(1) Estimated fair value does not include unamortized debt issuance costs.

Letter of Credit Facility
In September 2025, NW Natural issued a $28.0 million letter of credit under the letters of credit facility created by its Uncommitted Letter of Credit and Reimbursement Agreement (LC Facility), which expired October 28, 2025. Letters of Credit issued under this facility are used primarily to support participation in Washington Climate Commitment Act cap-and-invest program auctions.

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

The following table provides the components of net periodic benefit cost (credit) for the pension and other postretirement benefit plans:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$857	$915	$27	$25	$2,628	$2,874	$82	$74
Interest cost	5,257	5,110	288	248	16,077	15,429	865	743
Expected return on plan assets	(5,442)	(5,940)	—	—	(16,308)	(17,811)	—	—
Amortization of net actuarial loss	2,246	1,416	20	—	7,135	4,407	61	—
Net periodic benefit cost	2,918	1,501	335	273	9,532	4,899	1,008	817
Amount allocated to construction	(424)	(485)	(10)	(11)	(1,287)	(1,386)	(32)	(29)
Net periodic benefit cost charged to expense	2,494	1,016	325	262	8,245	3,513	976	788
Amortization of regulatory balancing account	675	675	—	—	4,757	4,757	—	—
Net amount charged to expense	$3,169	$1,691	$325	$262	$13,002	$8,270	$976	$788

Net periodic benefit costs are reduced by amounts capitalized to NWN Gas Utility plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Beginning balance	$(6,703)	$(7,092)	$(7,052)	$(7,237)
Amounts reclassified to AOCL	—	—	—	(183)
Amounts reclassified from AOCL:
Amortization of actuarial losses	199	207	598	587
Total reclassifications before tax	199	207	598	404
Tax expense (benefit)	1	(112)	(49)	(164)
Total reclassifications for the period	200	95	549	240
Ending balance	$(6,503)	$(6,997)	$(6,503)	$(6,997)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made $8.4 million of cash contributions to its qualified defined benefit pension plans during the nine months ended September 30, 2025 and $17.9 million cash contributions during the nine months ended September 30, 2024. During October 2025, NW Natural made additional cash contributions of $2.9 million.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $9.8 million and $8.5 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended September 30,
	NW Holdings		NW Natural
In thousands	2025	2024	2025	2024
Income tax at statutory rate (federal)	$(8,805)	$(7,867)	$(8,013)	$(7,650)
State income tax	(3,532)	(3,219)	(3,348)	(3,215)
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	609	677	611	681
Other, net	(311)	114	(324)	106
Total (benefit) expense for income taxes	$(12,039)	$(10,295)	$(11,074)	$(10,078)

Effective income tax rate	28.7%	27.5%	29.0%	27.7%

	Nine Months Ended September 30,
	NW Holdings		NW Natural
In thousands	2025	2024	2025	2024
Income tax at statutory rate (federal)	$16,186	$9,891	$19,973	$11,849
State income tax	6,238	4,013	7,160	4,467
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(1,051)	(795)	(1,048)	(791)
Other, net	175	123	143	114
Total provision for income taxes	$21,548	$13,232	$26,228	$15,639

Effective income tax rate	28.0%	28.1%	27.6%	27.7%

The NW Holdings and NW Natural effective income tax rates for the nine months ended September 30, 2025, remained relatively consistent compared to the same period in 2024. For further detail on income taxes and effective tax rates, refer to Note 11 in the 2024 Form 10-K.

The IRS Compliance Assurance Process (CAP) examination of the 2023 tax year was completed during the first quarter of 2025. There were no material changes to the return as filed. The 2024 and 2025 tax years are subject to examination under CAP.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	September 30,		December 31,
In thousands	2025	2024	2024
NW Holdings:
Plant in service	$5,293,327	$4,671,410	$4,769,565
Construction work in progress	238,590	186,656	149,354
Less: Accumulated depreciation	1,284,271	1,245,725	1,246,592
Total property, plant, and equipment, net	$4,247,646	$3,612,341	$3,672,327

Capital expenditures in accrued liabilities	$61,358	$27,929	$26,610

NW Natural:
Plant in service	$4,747,927	$4,484,145	$4,577,955
Construction work in progress	200,312	169,936	128,764
Less: Accumulated depreciation	1,247,565	1,222,218	1,222,413
Total property, plant, and equipment, net	$3,700,674	$3,431,863	$3,484,306

Capital expenditures in accrued liabilities	$44,703	$24,348	$24,625

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	September 30,		December 31,	September 30,		December 31,
In thousands	2025	2024	2024	2025	2024	2024
Investments in life insurance policies	$45,268	$45,447	$45,772	$45,268	$45,447	$45,772
Investments in gas reserves, non-current	16,123	18,866	18,166	16,123	18,866	18,166
Investment in unconsolidated affiliates	19,720	18,165	18,298	—	—	—
Total other investments	$81,111	$82,478	$82,236	$61,391	$64,313	$63,938

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2024 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of September 30, 2025. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $1.6 million, $3.1 million, and $2.6 million, which are recorded as liabilities in the September 30, 2025, September 30, 2024, and December 31, 2024 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.6 million, $2.7 million, and $2.7 million as of September 30, 2025, September 30, 2024, and December 31, 2024, respectively. See Note 13 in the 2024 Form 10-K.

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

Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 16,000 connections and employing 39 people. The carrying value of the equity method investment is $10.1 million higher than the underlying equity in the net assets of the investee at September 30, 2025 due to equity method goodwill. NWN Water's share in the earnings (loss) of Avion Water is included in other income (expense), net.

14. BUSINESS COMBINATIONS

2025 Business Combinations

SiEnergy Acquisition
On January 7, 2025, NW Holdings acquired 100% of the outstanding membership interests of SiEnergy Operating, LLC from SiEnergy Capital Partners, LLC, an affiliate of Ridgewood Infrastructure. Total consideration included $271.1 million in cash and the assumption of $156.1 million of outstanding debt. SiEnergy is a regulated natural gas distribution utility and a transmission utility. Excluding Pines Holdings, which was acquired June 2, 2025 and is described further below, SiEnergy serves approximately 79,000 customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas.

The SiEnergy acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with SiEnergy. This allocation is considered preliminary as of September 30, 2025, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate SiEnergy. As a result, subsequent adjustments to the preliminary valuation of tangible assets, regulatory assets and liabilities including asset removal costs, contract assets and liabilities, tax positions, and goodwill may be required. Any such adjustments are to be completed within the one-year measurement period. Acquisition costs totaling $2.3 million in the fourth quarter of 2024 and $5.3 million in the first quarter of 2025 were expensed as incurred. Acquisition costs related to SiEnergy are included in operations and maintenance expenses in the consolidated statements of comprehensive income. The transaction aligns with NW Holdings' growth strategy and further expands the service territory in Texas.

Preliminary goodwill of $171.1 million was recognized from this acquisition. The goodwill recognized is attributable to SiEnergy's natural gas utility service territory, experienced workforce, and the strategic benefits expected from growth in its service territory. No intangible assets aside from goodwill were recognized. The amount of goodwill that is expected to be deductible for income tax purposes is $179.9 million.

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed as the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$271,087

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$16,770
Property, plant and equipment	256,246
Non-current assets	3,872
Current liabilities	(24,962)
Non-current liabilities	(151,893)
Total identifiable net assets	$100,033
Goodwill	$171,054

Hughes Gas Resources, Inc. (Pines Holdings, Inc.) Acquisition
On June 2, 2025, a subsidiary of SiEnergy Operating, LLC (SiEnergy), a wholly owned subsidiary of NW Holdings, acquired 100% of the outstanding equity interests of Hughes Gas Resources, Inc. from EPCOR USA Inc. for total consideration of $60.8 million in cash. Hughes serves approximately 7,000 customers in 12 communities northeast of Houston, Texas. Hughes further expands SiEnergy's regulated gas utility business in the southern United States. Following the closing of the acquisition, Hughes was rebranded as Pines Holdings, Inc. (Pines).

The Pines acquisition met the criteria of a business combination, and as such, a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with Pines. This allocation is considered preliminary as of September 30, 2025, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate Pines. As a result, subsequent adjustments to the preliminary valuation of tangible assets, regulatory assets and liabilities including asset removal costs, contract assets and liabilities, tax positions, and goodwill may be required. Any such adjustments are to be completed within the one-year measurement period.

Preliminary goodwill of $16.3 million was recognized from this acquisition. The goodwill recognized is attributable to Pines' natural gas utility service territory, experienced workforce, and the strategic benefits expected from growth in the service territory. No intangible assets aside from goodwill were recognized. There is no goodwill expected to be deductible for tax purposes.

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed as of the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$60,838

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$2,082
Property, plant and equipment	41,549
Non-current assets	2,489
Current liabilities	(1,441)
Non-current liabilities	(104)
Total identifiable net assets	$44,575
Goodwill	$16,263

The table below presents the unaudited pro forma revenues and earnings of NW Holdings as if the SiEnergy and Pines acquisitions had occurred as of January 1, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Operating revenues	$164,728	$146,743	$902,083	$824,352
Net income (loss)	$(29,890)	$(32,206)	$59,177	$19,276

The unaudited pro forma results presented above are for informational purposes only and are not necessarily indicative of the results that would have been achieved had the acquisition been completed on January 1, 2024, nor are they indicative of future results of operations of the combined company. Pro forma net income for the three and nine months ended September 30, 2025 and 2024 were adjusted to reflect the following:

•acquisition costs of $7.6 million incurred by NW Holdings' in the first quarter of 2025 and the fourth quarter of 2024, were reflected to have occurred in the first quarter 2024 and the first quarter 2025 costs were removed from the nine months ended September 30, 2025 pro forma net income;
•the capital structure for NW Holdings was modified to reflect the Junior Subordinated Debentures issued in March 2025 to represent the ongoing capital structure and reflects the issuance to have occurred on January first of each respective period;
•the results of SiEnergy and Pines were adjusted to represent results as though they were owned as of January first of each respective period; and
•all adjustments were net tax effected using a statutory tax rate of 26.5%

The amount of SiEnergy and Pines revenues included in NW Holdings' consolidated statements of comprehensive income was $11.8 million and $46.0 million for the three and nine months ended September 30, 2025, respectively.

The amount of SiEnergy and Pines net income included in NW Holdings' consolidated statements of comprehensive income was $1.6 million and $8.1 million for the three and nine months ended September 30, 2025, respectively.

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
•OMSID Infrastructure Holdings Company, LLC
•Quigley Recycled Water Company, LLC
•Mines Park Infrastructure Holdings Company, LLC
•Puttman Infrastructure Services Company, LLC
•Lakeshore Water Company, LLC
•Seavey Loop Water Company, LLC
•South Coast Water Company, LLC

The acquisition added wastewater and recycled water customers across Oregon, Idaho and California. The acquisition-date fair value of the total consideration transferred was $29.9 million. The acquisition closed in two phases: the unregulated entities closed in September 2024, and the regulated entities closed in November 2024.

The ICH acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with ICH. The allocation for the unregulated portion of the acquisition is considered final as of September 30, 2025, while the allocation for the regulated portion is considered preliminary as of September 30, 2025, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate ICH. As a result, subsequent adjustments to the preliminary valuation of tangible assets, contract assets and liabilities, tax positions, and goodwill may be required on the regulated portion of the acquisition. Subsequent adjustments are not expected to be significant, and any such adjustments are expected to be completed within the one-year measurement period. The acquisition costs were not material and expensed as incurred.

Preliminary goodwill of $18.3 million was recognized from this acquisition. The majority of the goodwill is attributable to ICH's unregulated operations and is considered final. Goodwill associated with regulated operations remains preliminary as of September 30, 2025. The goodwill recognized is attributable to ICH's water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were recognized. The amount of goodwill that is expected to be deductible for income tax purposes is $18.4 million.

The following table summarizes the consideration transferred and the amounts of identified assets and liabilities assumed as the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$29,853

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$486
Property, plant and equipment	11,389
Non-current assets	239
Current liabilities	(503)
Non-current liabilities	(64)
Total identifiable net assets	$11,547
Goodwill	$18,306

The amount of ICH earnings included in NW Holdings' consolidated statements of comprehensive income is $1.2 million and $1.6 million, for the three and nine months ended September 30, 2025, respectively. ICH revenue included in NW Holdings' consolidated statements of comprehensive income is $2.8 million and $4.0 million, for the three and nine months ended September 30, 2025, respectively.

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

As a result of all acquisitions completed, total goodwill totaled $371.0 million, $181.4 million, and $183.8 million as of September 30, 2025, September 30, 2024, and December 31, 2024, respectively. Goodwill as of September 30, 2025, is attributable to gas utility, water and wastewater acquisitions, of which $187.3 million is included in the SiEnergy category and $183.7 million is included in the NWN Water category for segment reporting purposes. Goodwill as of September 30, 2024 and

December 2024, is only attributable to water and wastewater acquisitions and is included in the NWN Water category for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized during the nine months ended September 30, 2025.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	September 30,		December 31,
In thousands	2025	2024	2024
Natural gas (in therms):
Financial	919,685	926,617	771,110
Physical	894,855	760,100	560,900
Foreign exchange (in dollars)	$10,231	$10,408	$10,332

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	Three Months Ended September 30,
	2025		2024
In thousands	Natural gas commodity	Foreign Exchange	Natural gas commodity	Foreign Exchange
Benefit (expense) to cost of gas	$(31,601)	$(340)	$(22,755)	$166
Amounts deferred to regulatory accounts on balance sheet	31,601	340	22,755	(166)
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

	Nine Months Ended September 30,
	2025		2024
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$2,747	$(62)	$15,702	$4
Amounts deferred to regulatory accounts on balance sheet	(2,747)	62	(15,702)	(4)
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

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

Realized Gain/Loss
NW Natural realized net losses of $11.7 million and net losses of $69.5 million for the three and nine months ended September 30, 2025, respectively, from the settlement of natural gas financial derivative contracts, whereas, net losses of $14.1 million and net losses of $83.2 million were realized for the three and nine months ended September 30, 2024, respectively. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of September 30, 2025 or 2024. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold based on our credit rating before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2025 or 2024. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed but could potentially require additional collateral posting by NW Natural in the event of a material adverse change in NW Natural's ability to perform.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $3.6 million and a liability of $58.1 million as of September 30, 2025, an asset of $6.1 million and a liability of $82.0 million as of September 30, 2024, and an asset of $4.4 million and a liability of $86.0 million as of December 31, 2024.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustment for all financial derivatives outstanding to the fair value calculation was $0.2 million, which decreased the liability at September 30, 2025. The net fair value was a liability of $54.5 million, a liability of $75.9 million, and a liability of $81.6 million as of September 30, 2025 and 2024, and December 31, 2024, respectively. No Level 3 inputs were used in our derivative valuations during the nine months ended September 30, 2025, and 2024. See Note 2 in the 2024 Form 10-K.

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

Unrealized gains (losses) related to the interest rate swap agreement are recorded in AOCI on the consolidated balance sheet and totaled $0.0 million, $(0.2) million and $0.2 million, net of tax, as of September 30, 2025 and 2024 and December 31, 2024, respectively. Realized gains or losses occur as a result of monthly swap settlements. Gains of $0.1 million and $0.2 million were reclassified from AOCI to net income during the three and nine months ended September 30, 2025, respectively. Gains of $0.2 million and $0.8 million were reclassified from AOCI to net income during the three and nine months ended September 30, 2024, respectively. The estimated amount of gains recorded in AOCI as of September 30, 2025 that are expected to be reclassified to net income within the next twelve months is immaterial.

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

NWN Renewables Purchase Agreements
Under the purchase agreement, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL facilities over a 20-year period at a contractually specified price. We currently estimate the amount of RNG purchases from both facilities based on prices and quantities specified in the agreements to be as follows: approximately $4.7 million in Q4 2025, $18.9 million in 2026, $22.8 million in 2027, $22.8 million in 2028, $24.1 million in 2029 and $532.6 million thereafter. For the nine months ended September 30, 2025, purchases totaled $10.5 million, for total expected purchases of $15.2 million in 2025.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	September 30,		December 31,	September 30,		December 31,
In thousands	2025	2024	2024	2025	2024	2024
Portland Harbor site:
Gasco/Siltronic Sediments	$9,875	$8,407	$13,626	$42,954	$40,665	$41,565
Other Portland Harbor	3,655	3,371	3,308	10,430	9,580	12,270
Gasco/Siltronic Upland site	15,891	10,201	23,400	61,737	31,450	64,522
Front Street site	620	905	841	279	333	279
Oregon Steel Mills	—	—	—	179	179	179
Total	$30,041	$22,884	$41,175	$115,579	$82,207	$118,815

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

The estimated costs for the various sediment remedy alternatives in the draft EE/CA, for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $52.8 million to $350 million. NW Natural has recorded a liability of $52.8 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In December 2024, NW Natural submitted the Gasco uplands FS to ODEQ. The FS presents a set of remedial action alternatives and provides the basis for range of potential remedial costs for the site. The estimated costs for the alternative remedies range from $41.5 million to $358 million. NW Natural has recorded a liability of $41.5 million, which reflects the low end of the range.

Additionally, the EPA's Gasco sediments Administrative Order requires the integration of upland source controls with the sediment remedy. The selected sediment remedy, which is discussed above under "Gasco Sediments," is currently under separate design for the EPA. To comply with the source control integration requirement, some Gasco uplands work must be expedited. An Interim Removal Action Measure (IRAM) for the Gasco uplands is the regulatory mechanism ODEQ has selected to accomplish that goal. As a result, the Gasco uplands FS also includes a separate cost range for the IRAM. The estimated costs for the IRAM range from $8.1 million to $78 million. NW Natural has recorded a liability of $8.1 million, which reflects the low end of the range.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in July 2020 and was completed in October 2020. Four years of post-construction monitoring have demonstrated that the cap is intact and the remedy is performing as designed. As of September 30, 2025, NW Natural has recognized an additional liability of $0.9 million associated with long-term monitoring and post-construction work.

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

The following table presents information regarding the total regulatory asset deferred:

	September 30,		December 31,
In thousands	2025	2024	2024
Deferred costs and interest (1)	$67,807	$62,668	$64,940
Accrued site liabilities (2)	145,593	105,052	159,954
Insurance proceeds and interest	(41,414)	(45,194)	(47,062)
Total regulatory asset deferral(1)	171,986	122,526	177,832
Current regulatory assets(3)	11,613	10,283	10,746
Long-term regulatory assets(3)	160,373	112,243	167,086
(1)     Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were immaterial at September 30, 2025, September 30, 2024, and December 31, 2024.
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

Legal Proceedings
On October 11, 2024, NW Natural was added as a defendant to an ongoing lawsuit brought by Multnomah County in the Circuit Court for Multnomah County, Oregon (County of Multnomah v. Exxon Mobil Corp., et. al., No.23-cv-25164) against more than a dozen oil and gas producers seeking damages relating to climate change impacts. The County asserts various causes of action, including negligence, fraud, trespass and public nuisance under Oregon law related to the refining, producing and/or marketing of fossil fuels. NW Natural is diligently defending against the claims.

On October 14, 2024, NW Natural and NW Holdings were named as the defendants in a lawsuit filed in the Circuit Court for Multnomah County, Oregon (Blumm et. al. v. Northwest Natural Gas Company, 24-cv-48490), that is seeking class certification on behalf of all Oregon NW Natural Smart Energy-enrolled customers during the past approximately six years. The lawsuit alleges claims under Oregon's Unlawful Trade Practices Act and for breach of contract, with respect to NW Natural's Smart Energy program. The plaintiffs seek injunctive and equitable relief and damages. In October 2025, NW Holdings was dismissed as a party to the proceeding. We are diligently defending against the claims.

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

For additional information regarding other environmental matters, see Note 17 in the 2024 Form 10-K.

18. SUBSEQUENT EVENTS

Debt
In November 2025, NW Holdings increased the size of its credit facility from $200 million to $250 million, and NW Holdings and NW Natural extended the maturity of their credit facilities to 2030, with available extensions of commitments for two additional one-year periods subject to lender approval. Both facilities are indexed to the secured overnight financing rate (SOFR) or an alternate base rate. NW Natural's facility requires it to maintain a credit rating from both Moody's Investor Services, Inc. (Moody's) and Standard & Poor's (S&P), and NW Holdings' facility requires it to maintain a credit rating from any of Moody's, S&P, or Fitch Ratings, Inc.

SiEnergy Holdings entered into a $75 million credit agreement in November 2025 with a maturity in 2030, with available extensions of commitments for two additional one-year periods subject to lender approval. The facility is indexed to a forward-looking term rate based on SOFR and requires the borrower to maintain credit ratings with at least one of Moody's Investor Services, Inc., S&P or certain other credit rating agencies.

As of September 30, 2025, the $50 million term loan entered into in January 2025 was due and payable on April 6, 2026. On November 3, an amendment to the Term Loan extended the maturity date to August 6, 2026.

Oregon Rate Case
As previously disclosed, on December 30, 2024, NW Natural filed a request for a general rate case (Rate Case) with the Public Utility Commission of Oregon (OPUC). The filing requested a $59.4 million annual revenue requirement increase, which included $10 million related to an updated depreciation study.

On October 24, 2025, the OPUC issued a final order in the Rate Case which approved the following stipulations and resolved the regulatory litigation process by rejecting proposals by CUB and the Coalition.

The final order and adjustments for completed capital projects resulted in a revenue requirement increase of $20.7 million over existing rates. Average rate base after final adjustments for completed capital projects was $2.27 billion or an increase of $180.1 million since the last rate case.

The revenue requirement is based off of the following assumptions:

• Capital structure of 50% common equity and 50% long-term debt;

• Cost of long-term debt of 4.74%

• Return on equity of 9.5%, and

• Overall cost of capital of 7.12%

New rates became effective on October 31, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three and nine months ended September 30, 2025 and 2024 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2024 Annual Report on Form 10-K, as applicable (2024 Form 10-K).

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

SiEnergy Gas Utility, which was acquired on January 7, 2025, is a regulated natural gas distribution utility and serves residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also includes a natural gas transmission utility serving customers in the greater metropolitan areas of Dallas and Austin, Texas. SiEnergy activities are reported in the SiEnergy Gas Utility segment.

NWN Water Utility is a regulated water and wastewater utility serving residential and commercial customers in Oregon, Washington, Idaho, Texas, and Arizona. The activities of NWN Water are reported in the NWN Water segment, which also includes non-regulated water and wastewater services businesses in Oregon, Washington and Idaho, and an equity method investment in Avion Water Company, Inc. In addition, NWN Water provides water services to communities throughout the Pacific Northwest and California.

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

NON-GAAP FINANCIAL MEASURES – Segment Earnings Per Share. In addition to presenting diluted earnings per share for NW Holdings, we present diluted earnings per share for each of our segments (Segment EPS), which is a non-GAAP financial measure. We calculate Segment EPS by dividing the net income of each of our segments calculated in accordance with GAAP by the number of diluted shares outstanding for NW Holdings. We use Segment EPS to analyze our financial performance because we believe it provides useful information to our investors, analysts and creditors in evaluating our financial condition and results of operations of each of our segments. We believe investors find Segment EPS to be a useful indicator of our performance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted earnings per share	2025	2024	2025	2024
Total(1)	$(0.73)	$(0.71)	$1.36	$0.88
NWN Gas Utility(2)	(0.75)	(0.79)	1.42	0.84
SiEnergy Gas Utility(2)	0.04	—	0.20	—
NWN Water Utility(2)	0.11	0.07	0.22	0.08
NW Holdings Other(2)	(0.13)	0.01	(0.48)	(0.04)
(1)    Total Diluted EPS is equal to the sum of Diluted EPS for NWN Gas Utility, SiEnergy, NWN Water and NW Holdings Other.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

EXECUTIVE SUMMARY

Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended September 30,
	2025	2024	QTD
In thousands, except per share data	Amount	Amount	Change
Consolidated:
Operating loss	$(12,423)	$(19,332)	$6,909
Net loss	$(29,890)	$(27,167)	$(2,723)
Diluted EPS	$(0.73)	$(0.71)	$(0.02)

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024.
Consolidated operating loss decreased by $6.9 million, while consolidated net loss increased by $2.7 million at NW Holdings primarily due to the following factors:
•$12.5 million increase in margin at NWN Gas Utility, primarily driven by new rates on November 1, 2024 for Oregon customers;
•$8.6 million increase in margin from the acquisition of SiEnergy; and
•$3.2 million increase in NWN Water operating revenues primarily driven by new rates at our largest utility in Arizona on November 1, 2024; partially offset by
•$12.8 million increase in operations and maintenance expenses, which included a $7.8 million increase at NWN Gas Utility driven by higher contract labor costs and payroll and benefits costs; and a $2.2 million increase from the addition of SiEnergy operations and maintenance expenses, and
•$6.0 million increase in depreciation expense due primarily to higher depreciation at NWN Gas Utility from additional capital investment.
Other factors impacting consolidated net loss:
•$11.4 million increase in interest expense due primarily to higher long-term debt balances related to debt issuances at NW Holdings reflected in Other results.

	Nine Months Ended September 30,
	2025	2024	YTD
In thousands, except per share data	Amount	Amount	Change
Consolidated:
Operating income	$169,142	$106,201	$62,941
Net income	$55,526	$33,869	$21,657
Diluted EPS	$1.36	$0.88	$0.48

NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024.
Consolidated operating income increased by $62.9 million and consolidated net income increased by $21.7 million at NW Holdings primarily due to the following factors:
•$68.1 million increase in margin at NWN Gas Utility, primarily driven by new rates on November 1, 2024 for Oregon customers;
•$30.3 million increase in margin from the acquisition of SiEnergy; and
•$11.2 million increase in NWN Water operating revenues primarily driven by new rates at our largest utility in Arizona on November 1, 2024; partially offset by
•$37.0 million increase in operations and maintenance expenses, which included a $16.4 million increase at NWN Gas Utility driven by higher payroll and benefits costs and contract labor costs; $9.7 million of transaction and business development costs; and a $5.8 million increase from the addition of SiEnergy operations and maintenance expenses, and
•$21.1 million increase in depreciation expense due primarily to $15.2 million of higher depreciation at NWN Gas Utility from additional capital investment and $6.1 million increase from the addition of SiEnergy.
Other factors impacting consolidated net income:
•$31.4 million increase in interest expense due primarily to higher long-term debt balances related to debt issuances at NW Holdings reflected in Other results.

RESULTS OF SEGMENTS

NWN GAS UTILITY SEGMENT RESULTS. NWN Gas Utility results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except per share data	2025	2024	2025	2024
Margin(1)	$81,393	$68,922	$465,437	$397,381	$12,471	$68,056
Operating expenses:
Operations and maintenance	61,945	54,101	190,876	174,519	7,844	16,357
General taxes	11,006	10,082	36,845	36,114	924	731
Depreciation	37,318	31,826	109,293	94,074	5,492	15,219
Total operating expenses	110,269	96,009	337,014	304,707	14,260	32,307
Income (loss) from operations	(28,876)	(27,087)	128,423	92,674	(1,789)	35,749
Other expense, net	(45)	165	(3,594)	(1,657)	(210)	(1,937)
Interest expense, net	14,596	14,988	45,082	46,208	(392)	(1,126)
Income (loss) before income taxes	(43,517)	(41,910)	79,747	44,809	(1,607)	34,938
Income tax expense (benefit)	(12,529)	(11,506)	22,040	12,485	(1,023)	9,555
Net income (loss)	$(30,988)	$(30,404)	$57,707	$32,324	$(584)	$25,383
EPS(2)	$(0.75)	$(0.79)	$1.42	$0.84	$0.04	$0.58
(1)    See NWN Gas Utility Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024. The primary factors contributing to the $0.6 million increase in NWN Gas Utility net loss were as follows:
•$7.8 million increase in operations and maintenance expenses due primarily to higher contract labor costs and payroll and benefit costs; and
•$5.5 million increase in depreciation expense due to additional capital investments; partially offset by
•$12.5 million increase in margin driven by new rates on November 1, 2024 for Oregon. See the NWN Gas Utility margin table below for additional margin detail.

For the three months ended September 30, 2025, total NWN Gas Utility volumes sold and delivered decreased 6.9 million compared to the same period in 2024, primarily due to lower usage from pulp and paper industrial sales and transportation customers.
NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024. The primary factors contributing to the $25.4 million, increase in NWN Gas Utility net income were as follows:
•$68.1 million increase in margin driven by new rates on November 1, 2024 for Oregon customers; partially offset by a decrease in the amortization of deferred balances. See the NWN Gas Utility margin table below for additional margin detail.
The increase in margin was partially offset by the following items:
•$16.4 million increase in operations and maintenance expenses due primarily to higher payroll and benefit costs and an increase in contract labor costs;
•$15.2 million increase in depreciation expense due to additional capital investments; and
•$9.6 million increase in income tax expense due to higher pre-tax income.

For the nine months ended September 30, 2025, total NWN Gas Utility volumes sold and delivered decreased $24.0 million compared to the same period in 2024 primarily due to lower usage from pulp and paper industrial sales and transportation customers and residential and commercial sales customers.

NWN GAS UTILITY MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2025	2024	2025	2024	QTD Change	YTD Change
Volumes (therms)
Residential and commercial sales	53,981	55,692	464,588	474,981	(1,711)	(10,393)
Industrial sales and transportation	96,881	102,066	327,256	340,840	(5,185)	(13,584)
Total volumes sold and delivered	150,862	157,758	791,844	815,821	(6,896)	(23,977)
Operating Revenues
Residential and commercial sales	$97,748	$90,850	$679,758	$647,326	$6,898	$32,432
Industrial sales and transportation	16,209	17,504	56,287	61,229	(1,295)	(4,942)
Other distribution revenues	940	770	3,880	3,535	170	345
Other regulated services	5,169	4,880	15,506	14,640	289	866
Total operating revenues	120,066	114,004	755,431	726,730	6,062	28,701
Less: Cost of gas	32,188	38,743	248,563	287,542	6,555	38,979
Less: Environmental remediation expense	1,247	1,151	9,796	9,226	(96)	(570)
Less: Revenue taxes	5,238	5,188	31,635	32,581	(50)	946
Margin	$81,393	$68,922	$465,437	$397,381	$12,471	$68,056
Margin(1)
Residential and commercial sales	$67,262	$55,538	$420,533	$352,679	$11,724	$67,854
Industrial sales and transportation	7,551	7,456	24,426	24,892	95	(466)
Gain (loss) from gas cost incentive sharing(2)	477	375	1,106	1,875	102	(769)
Other margin	934	676	3,866	3,302	258	564
Other regulated services	5,169	4,877	15,506	14,633	292	873
Margin	$81,393	$68,922	$465,437	$397,381	$12,471	$68,056
Cost of Gas Detail
Volumes sold (therms)(3)	72,800	74,574	532,458	543,625	(1,774)	(11,167)
Average cost of gas (cents per therm)	$0.44	$0.52	$0.47	$0.53	$(0.08)	$(0.06)
Degree days(4)
Average(5)	10	9	1,633	1,642	1	(9)
Actual	—	—	1,406	1,424	—%	(1)%
Percent (warmer) colder than average weather(6)	NM	NM	(14)%	(13)%
			As of September 30,
Meters			2025	2024	Change	Growth
Residential			736,002	730,236	5,766	0.8%
Commercial			68,975	69,138	(163)	(0.2)%
Industrial			1,040	1,047	(7)	(0.7)%
Total			806,017	800,421	5,596	0.7%
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
(6)    NM indicates that the calculated value is not meaningful.

SIENERGY GAS UTILITY SEGMENT RESULTS. SiEnergy results and highlights include:

	Three Months Ended September 30,	Nine Months Ended September 30,
In thousands, except per share data	2025	2025
Margin(1)	$8,581	$30,326
Operating expenses:
Operations and maintenance	2,215	5,809
General taxes	338	821
Depreciation	1,620	6,086
Total operating expenses	4,173	12,716
Income from operations	4,408	17,610
Other income, net	170	369
Interest expense, net	2,453	7,031
Income before income taxes	2,125	10,948
Income tax expense	560	2,864
Net income	$1,565	$8,084
EPS(2)	$0.04	$0.20
(1)    See SiEnergy Gas Utility Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
SiEnergy was acquired by NW Holdings on January 7, 2025. Results for SiEnergy for the period from January 7, 2025 to September 30, 2025 are presented in the table above. SiEnergy acquired Pines on June 2, 2025, and Pines results from June 2, 2025 to September 30, 2025 are included in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy Gas Utility segment.

SIENERGY GAS UTILITY MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

	Three Months Ended September 30,	Nine Months Ended September 30,
In thousands, except degree day and customer data	2025	2025
Volumes (therms)
Residential and commercial sales	2,643	20,889
Transportation	1,124	3,360
Total volumes sold and delivered	3,767	24,249
Operating Revenues
Residential and commercial sales	$10,947	$43,501
Transportation	191	585
Other distribution revenues	683	1,903
Total operating revenues	11,821	45,989
Less: Cost of gas	2,950	14,230
Less: Revenue taxes	290	1,433
Margin	$8,581	$30,326
Margin(1)
Residential and commercial sales	$7,708	$27,854
Transportation	190	569
Other margin	683	1,903
Margin	$8,581	$30,326
Cost of Gas Detail
Volumes sold (therms)(2)	2,643	20,889
Average cost of gas (cents per therm)	$1.12	$0.68
Degree days(3)
Average(4)	3	768
Actual	4	813
Percent (warmer) colder than average weather(4)	33%	6%
Meters		As of 9/30/2025
Residential		86,306
Commercial		639
Total		86,945
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

NWN WATER UTILITY SEGMENT RESULTS. NWN Water results and highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except per share data	2025	2024	2025	2024
Operating Revenues	$18,627	$15,388	$48,830	$37,609	$3,239	$11,221
Operating expenses:
Operations and maintenance	9,161	7,408	24,494	20,875	1,753	3,619
General taxes	520	629	1,643	1,543	(109)	100
Revenue taxes	141	87	289	149	54	140
Depreciation	1,264	2,460	6,233	6,555	(1,196)	(322)
Other operating expenses	1,006	1,008	2,297	2,439	(2)	(142)
Total operating expenses	12,092	11,592	34,956	31,561	500	3,395
Income from operations	6,535	3,796	13,874	6,048	2,739	7,826
Other income, net	745	617	1,147	1,045	128	102
Interest expense, net	799	758	2,335	2,993	41	(658)
Income before income taxes	6,481	3,655	12,686	4,100	2,826	8,586
Income tax expense	1,734	1,024	3,418	1,144	710	2,274
Net income	$4,747	$2,631	$9,268	$2,956	$2,116	$6,312
EPS(1)	$0.11	$0.07	$0.22	$0.08	$0.04	$0.14

Connections			As of September 30, 2025	As of September 30, 2024	Change	Growth
Water and wastewater			79,037	75,921	3,116	4.1%
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024. The primary factors contributing to the $2.1 million, increase in net income were as follows:
•$3.2 million increase in operating revenues primarily driven by new rates at our largest utility in Arizona, additional revenues from the Infrastructure Capital Holdings acquisition, and organic customer growth; and
•$1.2 million decrease in depreciation expense driven by rate case updates to depreciation rates; partially offset by
•$1.8 million increase in operations and maintenance expenses primarily due to acquisitions.
NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024. The primary factors contributing to the $6.3 million, increase in net income were as follows:
•$11.2 million increase in operating revenues primarily driven by new rates at our largest utility in Arizona, additional revenues from the Infrastructure Capital Holdings acquisition, and organic customer growth; partially offset by
•$3.6 million increase in operations and maintenance expenses primarily due to acquisitions; and
•$2.3 million increase in income tax expense due primarily to higher pre-tax income.

NW HOLDINGS OTHER RESULTS. Other results and highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except per share data	2025	2024	2025	2024
Operating Revenues	$14,214	$7,541	$44,956	$17,779	$6,673	$27,177
Operating expenses:
Cost of gas	4,290	159	14,129	47	4,131	14,082
Operations and maintenance	3,464	2,431	18,354	7,110	1,033	11,244
General taxes	202	174	604	550	28	54
Depreciation	308	266	933	783	42	150
Other operating expenses	440	552	1,701	1,810	(112)	(109)
Total operating expenses	8,704	3,582	35,721	10,300	5,122	25,421
Income from operations	5,510	3,959	9,235	7,479	1,551	1,756
Other income, net	59	148	331	414	(89)	(83)
Interest expense, net	12,587	3,314	35,873	9,701	9,273	26,172
Income before income taxes	(7,018)	793	(26,307)	(1,808)	(7,811)	(24,499)
Income tax expense (benefit)	(1,804)	187	(6,774)	(397)	(1,991)	(6,377)
Net income (loss)	$(5,214)	$606	$(19,533)	$(1,411)	$(5,820)	$(18,122)
EPS(1)	$(0.13)	$0.01	$(0.48)	$(0.04)	$(0.14)	$(0.44)
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024. The primary factors contributing to the $5.8 million, increase in net loss were as follows:
•$9.3 million increase in interest expense due primarily to higher long-term debt at NW Holdings from bonds issued in December 2024, Junior Subordinated Debentures issued in March 2025 and higher commercial paper balances; and
•$2.5 million increase primarily from NWN Renewables operating revenues net of cost of gas.

NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024. The primary factors contributing to the $18.1 million, increase in net loss were as follows:
•$26.2 million increase in interest expense due primarily to higher long-term debt at NW Holdings from bonds issued in December 2024, Junior Subordinated Debentures issued in March 2025 and higher commercial paper balances; and
•$11.2 million increase in operations and maintenance expenses due primarily to transaction and business development costs; partially offset by
•$13.1 million increase primarily from NWN Renewables operating revenues net of cost of gas.

CURRENT ECONOMIC AND POLITICAL CONDITIONS. Current economic and political conditions are reviewed and monitored on an ongoing basis, which include: inflation and interest rates, tariffs or trade restrictions, supply chain disruptions, impacts from the federal government shutdown, and other regulatory, physical or cyber related risks impacting our business. Further, we review U.S. federal, state and local policies, executive orders, rules, initiatives and other changes to fiscal, tax, regulation, environmental, climate and other federal policies that may impact our businesses, all of which could impact the conditions in which we operate.

We continue to evaluate the effect of additional tariffs on our businesses, specifically natural gas imports at our gas utilities. SiEnergy, located in Texas, does not import natural gas. NWN Gas Utility imported approximately 60% of our natural gas from Canada in 2024. NWN Gas Utility's third-party asset manager imports the majority of NWN Gas Utility's gas each year and is not subject to tariffs because they are a United States-Mexico-Canada Agreement (USMCA) certified importer of record. NWN Gas Utility is expected to be a USMCA certified importer in the future. We’ve evaluated tariffs across our businesses and at this time, we do not anticipate the currently proposed and recently implemented tariffs to have a material impact on our businesses.

Related to supply chains and lead times, these have returned to normal. For critical equipment and materials, we do extensive planning and make purchases in advance or maintain the appropriate amount of inventory to support our businesses.

For all of our businesses, we continuously monitor interest rates and financing options. Our regulated utilities generally recover interest expense on their long-term debt through their authorized cost of capital.

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2024 Form 10-K.

NWN GAS UTILITY
NWN Gas Utility is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NWN Gas Utility. At September 30, 2025, approximately 88% of NWN Gas Utility customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation and policy, customer preferences and NWN Gas Utility's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. NW Natural continuously evaluates the need for rate cases in its jurisdictions. See "Most Recent Completed Rate Cases" below.

Most Recent Completed Rate Cases
2025 OREGON RATE CASE. On October 24, 2025, the OPUC issued a final order in the Rate Case approving three prior multi-party stipulations and resolving the remaining open items in the Rate Case. New rates authorized by the OPUC were effective October 31, 2025. The final order provided for a total revenue requirement increase of $20.7 million over revenues from existing rates, which includes approximately $4.8 million related to an updated depreciation study. The revenue requirement is based on the following assumptions:

• Capital structure of 50% common equity and 50% long-term debt;
• Cost of long-term debt of 4.74%
• Return on equity of 9.5%, and
• Overall cost of capital of 7.12%

Average rate base after final adjustments for completed capital projects was $2.27 billion or an increase of $180.1 million since the last rate case.

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

Regulatory Proceeding Updates
2025 WASHINGTON RATE CASE. On August 29, 2025, NW Natural filed a request for a general rate increase with the WUTC under Washington's multi-year rate plan statute. Approximately 98,000 or 12% of NW Natural’s customers are in, and approximately 10% of NW Natural’s revenues are derived from Washington.

This multi-year rate plan filing includes requested increases in the annual revenue requirement over three years, consisting of a $25.6 million revenue increase in the first year beginning August 1, 2026 (Year 1), an $8.6 million revenue increase in the second year beginning August 1, 2027 (Year 2) and an $8.3 million revenue increase in the third year beginning August 1, 2028 (Year 3). The filing is based upon the following assumptions or requests:

	Year 1	Year 2	Year 3
Revenue Requirement Increase	$25.6 million	$8.6 million	$8.3 million
Capital Structure	•48.0% long-term debt •1.0% short-term debt •51.0% common equity	•48.0% long-term debt •1.0% short-term debt •51.0% common equity	•48.0% long-term debt •1.0% short-term debt •51.0% common equity
Return on Equity	10.1%	10.2%	10.2%
Overall Rate of Return	7.505%	7.623%	7.661%
Average Rate Base	$341.8 million(1)	$381.4 million	$422.7 million

(1) Represents an increase of $94.5 million since the last rate case.

The filing reflects the effects of inflation, an updated depreciation study, and long-planned investments primarily supporting system safety and reliability, including investments at NW Natural's Mist gas storage facility, modernization of metering infrastructure and replacement of end-of-life information technology.

NW Natural’s filing will be reviewed by the WUTC and other stakeholders. The process is anticipated to take up to 11 months with new rates expected to take effect August 1, 2026.

METER MODERNIZATION PROGRAM. In January 2024, NW Natural filed a request with the OPUC and WUTC to defer the incremental costs to replace or upgrade approximately 500,000 meters over four years. The deferral was approved by the WUTC in February 2024 and by the OPUC in February 2025. The amount deferred to a regulatory asset as of September 30, 2025 was approximately $3.5 million.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2025 IRP for both Oregon and Washington on August 1, 2025. The 2025 IRP evaluates several scenarios based on a range of inputs and outlines the least-cost least-risk portfolio of resources required to meet future demand and environmental compliance obligations. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP Action Plan individually or in total. NW Natural anticipates that decisions from both the OPUC and WUTC will come in either the first or second quarter of 2026.

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

In September 2025, NW Natural filed its annual PGAs and received approval from both OPUC and WUTC in October. The PGA rate changes became effective on October 31, 2025, in Oregon and on November 1, 2025, in Washington. Rates vary between states due to different rate structures, rate mechanisms and hedging policies.

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. As of September 30, 2025, NW Natural's forecasted sales volume was hedged at approximately 78% in total for the 2025-26 gas year, including 63% in financial hedges and 15% in physical gas supplies. The total hedged was approximately 83% in Oregon and 33% in Washington.

For the subsequent two gas years, NW Natural is hedged in total between 15% and 25% for annual requirements. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and or storage recall by NW Natural. We will continue to monitor gas prices as we fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the upcoming PGA year were included in the Company’s PGA filings in Oregon and Washington.

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

DECOUPLING. In Oregon, NW Natural has a partial decoupling mechanism that covers residential and some commercial sales customers. Decoupling is intended to break the link between revenue and the quantity of gas consumed by customers, removing any financial incentive to discourage customers’ efforts to conserve energy. This mechanism employs a use-per-customer decoupling calculation, which adjusts margin revenues to account for the difference between actual and expected customer volumes. The margin adjustment resulting from differences between actual and expected volumes under the decoupling component is recorded to a deferral account, which is included along with the annual PGA filing. The 2025 Oregon general rate case reset the Oregon decoupling baseline usage per customer.

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, along with the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of September 30, 2025, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers.

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
Most Recently Completed Rate Case
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

Regulatory Proceeding Updates
TEXAS HOUSE BILL 4384. In June 2025, Texas House Bill 4384 was signed into law, allowing gas utilities in Texas to defer, and later recover, specific costs related to property, plant and equipment placed in service, but not yet reflected in base rates, including depreciation, ad valorem taxes, and carrying cost. The RRC is required to adopt rules to implement the new law within

270 days of the effective date. SiEnergy applied the new provisions to property, plant and equipment placed in service but not yet reflected in rates in the third quarter of 2025. The impact was not material for third quarter results.

CUSTOMER RATE RELIEF BONDS. In February 2022, the RRC issued a Financing Order to the Texas Public Financing Authority (TPFA) authorizing the issuance of the customer rate relief bonds to securitize the aggregated extraordinary costs associated with Winter Storm Uri for all participating natural gas utilities. In March 2023, the bonds were issued by the TPFA and $18.8 million of proceeds were received by SiEnergy. The majority of the proceeds were used to pay down the related long-term debt. SiEnergy began billing and collecting customer rate relief charges from customers in October 2023. Customer rate relief charges collected by SiEnergy are owned by the TPFA and are remitted to the TPFA on a monthly basis.

NWN WATER UTILITY
NWN Water Utility currently serves approximately 197,000 people through over 79,000 connections across six states. The wholly-owned regulated water businesses of NWN Water are subject to regulation by the utility commissions in the states in which they are located, which currently includes Oregon, Washington, Arizona, Idaho, and Texas. The wholly-owned regulated wastewater businesses of NWN Water are subject to regulation by the utility commissions in the states in which they are located, which currently includes Texas and Arizona. In addition, NWN Water includes wholly-owned unregulated wastewater businesses in Oregon, Washington, and Idaho.

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
•Avion Water, a regulated water company in Oregon, for which NWN Water owns approximately 47.9%, completed a general rate case with the OPUC with new rates effective February 1, 2025. The rate case resulted in a $1.3 million revenue requirement increase based on a capital structure of 51.35% Equity and 48.65% Debt and a 9.5% ROE.
•Suncadia Water, a regulated water company in Washington, completed a general rate case with the WUTC with new rates effective July 1, 2025. The rate case resulted in a $0.3 million revenue requirement increase based on a settlement with all parties.
•Gem State Water, a regulated water company in Idaho, completed a general rate case with the IPUC with new rates effective August 1, 2025. The rate case resulted in a $0.4 million revenue requirement increase based on a capital structure of 55% Equity and 45% Debt and a 9.8% ROE.
•Falls Water, a regulated water company in Idaho, completed a general rate case with the IPUC with new rates effective September 1, 2025. The rate case resulted in a $0.6 million revenue requirement increase based on a capital structure of 55% Equity and 45% Debt and a 9.8% ROE.
•Cascadia Water, a regulated water company in Washington State, completed a general rate case with the WUTC with new rates effective October 21, 2025. The rate case resulted in a $1.1 million revenue requirement increase for water customers.
•South Coast Water, a regulated water company in Oregon, completed a general rate case with the OPUC with new rates effective August, 15, 2025. The rate case resulted in a $0.023 million revenue requirement increase and a 9.5% ROE.
•Seavey Loop Water, a regulated water company in Oregon, completed a general rate case with the OPUC with new rates effective October, 1st, 2025. The rate case resulted in a $0.043 million revenue requirement increase and a 9.5% ROE.

Regulatory Proceeding Updates
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
•Blue Topaz water utility in Texas is seeking approval of the acquisition of a water utility with approximately 1,500 connections in Texas. After completing a fair market valuation process through the PUCT, Blue Topaz filed the application in the second quarter of 2025. The application has been approved and the acquisition is expected to close in the fourth quarter of 2025.

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

Other Legislative Matters
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. OBBBA includes a range of tax reform provisions. We completed our evaluation of the legislation and do not expect it to have a material impact on our results of operations, liquidity or capital resources.

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
In November 2024, Washington Ballot initiative I-2066 was passed. I-2066 was described on the ballot as prohibiting state and local governments from restricting access to natural gas, prohibiting the SBCC from discouraging or penalizing the use of natural gas in any building, requiring providers of natural gas to provide energy services regardless of the other energy sources available, and prohibiting the Washington Utilities and Transportation Commission (WUTC) from approving any multiyear rate plan requiring or incentivizing a natural gas company to terminate natural gas service or make such natural gas service cost-prohibitive. Although the SBCC has indicated that the current SBCC codes will remain in place while the SBCC investigates any changes necessary under I-2066, the King County Washington Superior Court recently issued a ruling declaring I-2066 invalid under the Washington state constitution. The plaintiffs have appealed such litigation, which is pending in the Washington Supreme Court. We cannot currently predict the ultimate outcome of such appeal, or if there will be any further changes to the SBCC codes.

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

Oregon
In November 2024, the Environmental Quality Commission of the Oregon Department of Environmental Quality (ODEQ) issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective on January 1, 2025. The CPP establishes a program to reduce GHG emissions from covered entities, including natural gas utilities, by 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. The first compliance period for the CPP concludes December 31, 2027. ODEQ previously promulgated CPP rules in December 2021, but the Oregon Court of Appeals invalidated these previous CPP rules in December 2023 for the agency’s failure to comply with rulemaking requirements under state law. NW Natural received an order from the OPUC authorizing deferral of costs under the prior CPP and current CPP. NW Natural will pursue recovery of costs associated with compliance with the current CPP in rates. NW Natural is recovering in rates costs associated with RNG acquired pursuant to Senate Bill 98, which also supports compliance under CPP.

On October 25, 2024, the OPUC issued its final order related to our 2024 Oregon General Rate Case, approving the parties’ Stipulations and resolving remaining open items. The OPUC also ordered the phase out of NW Natural’s line extension allowance and ordered a downward adjustment to rate base of undepreciated line extension costs. NW Natural filed an appeal with the Oregon Court of Appeals on December 23, 2024, challenging the determination and the authority of the OPUC to take these actions and this litigation remains pending.

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

NW Natural Climate Initiatives and Compliance Actions
Our residential customers are currently paying approximately the same amount for their natural gas as they did 20 years ago. We expect that compliance with any form of regulation of GHG emissions will require additional resources and legislative or regulatory tools and will increase costs. The evolving guidance to implement the CCA and CPP, evolving carbon credit markets, decades-long compliance timeframes, likely changes in law and policy, and technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. We are currently including costs of compliance with the CCA in rates. CCA compliance costs represent a 4.6% increase on residential bills starting on January 1, 2025, which is 7.5% lower than the compliance costs on average residential bills in the prior year. Low income customers do not participate in these compliance costs and are not impacted. NW Natural is currently recovering in Oregon rates certain investments in RNG and RNG offtakes, as well as costs related to NW Natural’s transportation energy efficiency program, all of which support NW Natural’s compliance under CPP.

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

	Nine Months Ended September 30,
In thousands	2025	2024	YTD Change
NW Holdings cash provided by operating activities	$265,852	$219,697	$46,155
NW Natural cash provided by operating activities	276,419	232,634	43,785

NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024. Cash provided by operating activities increased $46.2 million at NW Holdings and $43.8 million at NW Natural. The significant factors contributing to the increase at NW Natural were as follows:
•$28.1 million increase in net income;
•$19.7 million increase in income and other taxes payable;
•$15.4 million increase in depreciation;
•$13.6 million decrease in asset optimization revenue sharing bill credits;
•$12.3 million decrease in cloud-based software;
•$10.5 million increase in deferred income taxes;
•$9.4 million decrease in contributions to qualified defined benefit pension plans; and
•$8.8 million increase in asset optimization revenue sharing; partially offset by
•$45.5 million increase in gas costs;
•$23.1 million decrease in the decoupling mechanism primarily due to lower residential customer usage; and
•$11.5 million decrease in regulatory accounts.

The increase in cash provided by operating activities at NW Holdings was primarily driven by the NW Natural factors discussed above.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16 in the 2024 Form 10-K.
Investing Activities

	Nine Months Ended September 30,
In thousands	2025	2024	YTD Change
NW Holdings cash used in investing activities	$(667,480)	$(326,295)	$(341,185)
NW Natural cash used in investing activities	(264,987)	(267,081)	2,094

NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024. Cash used in investing activities increased $341.2 million at NW Holdings and decreased $2.1 million at NW Natural. The increase in cash used in investing activities at NW Holdings was primarily driven by the acquisition of SiEnergy on January 7, 2025, for which $271.1 million in cash consideration was paid, and the acquisition of Pines on June 2, 2025, for which $60.8 million in cash consideration was paid. In addition, NW Holdings capital expenditures were higher by $38.4 million, driven by continued investment in our natural gas, water and wastewater utility systems.

NW Holdings capital expenditures for 2025 are expected to be in the range of $450 million to $500 million and for the six-year period from 2025 to 2030 are expected to range from $2.5 billion to $2.7 billion. NWN Gas Utility capital expenditures for 2025 are expected to be in the range of $350 million to $380 million and for the six-year period from 2025 to 2030 are expected to be approximately 70% of NW Holdings expected capital expenditure range. SiEnergy capital expenditures for 2025 are expected to be in the range of $65 million to $75 million. NWN Water capital expenditures for 2025 are expected to be in the range of $35 million to $45 million.

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

Financing Activities

	Nine Months Ended September 30,
In thousands	2025	2024	YTD Change
NW Holdings cash provided by financing activities	$389,476	$103,782	$285,694
NW Natural cash provided (used) by financing activities	(16,994)	27,930	(44,924)

NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024. Cash provided by financing activities increased $285.7 million at NW Holdings and cash used by financing activities increased $44.9 million at NW Natural.

The increase in cash provided by financing activities at NW Holdings was primarily driven by higher issuances of long-term debt, partially offset by lower borrowing on short-term debt, lower proceeds from common stock issuances, and higher repayments on long-term debt.

The increase in cash used by financing activities at NW Natural was primarily attributable to an increase in short-term debt repayments and increased repayments of long-term debt, net of cash contributions received from parent.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	September 30,		December 31,
	2025	2024	2024
Common equity	39.0%	46.3%	44.8%
Long-term debt (including current maturities)	61.0	53.7	55.2
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	September 30,		December 31,
	2025	2024	2024
Common equity	52.2%	47.2%	49.2%
Long-term debt (including current maturities)	47.8	52.8	50.8
Total	100.0%	100.0%	100.0%

As of September 30, 2025 and 2024, and December 31, 2024, NW Holdings' consolidated capital structure included common equity of 37.0%, 43.9% and 42.4%; long-term debt of 55.0%, 50.3% and 51.4%; and short-term debt including current maturities of long-term debt of 8.0%, 5.8% and 6.2%, respectively. As of September 30, 2025 and 2024, and December 31, 2024, NW Natural's consolidated capital structure included common equity of 51.1%, 45.4%, and 46.9%; long-term debt of 46.3%, 50.1% and 47.2%; and short-term debt including current maturities of long-term debt of 2.6%, 4.5%, and 5.9%, respectively.

Liquidity and Capital Resources
At September 30, 2025 and 2024, NW Holdings had approximately $32.2 million and $35.0 million, and NW Natural had approximately $20.3 million and $18.3 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

ATM Equity Program
In August 2021, NW Holdings initiated an at-the-market (ATM) equity program by entering into an equity distribution agreement under which NW Holdings issued and sold from time to time shares of common stock, no par value, having an aggregate gross sales price of up to $200 million. In August 2024, the Finance Committee of the NW Holdings' Board of Directors authorized NW Holdings' sale of an additional $200 million in the aggregate gross sales price under the ATM equity program, with the result that a total of $400 million in the aggregate gross sales price has been authorized for issuance and sale under the ATM equity program. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC, which expires August 2027, or will be registered on a subsequent registration statement to be filed by NW Holdings.

During the three months ended September 30, 2025, NW Holdings issued and sold 574,885 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $23.2 million, net of fees and commissions paid to agents of $0.3 million. During the nine months ended September 30, 2025, NW Holdings issued and sold 1,178,509 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $47.5 million, net of fees and commissions paid to agents of $0.7 million. As of September 30, 2025, $103.4 million of equity remained available for issuance under the ATM equity program.

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

At September 30, 2025, NW Natural satisfied the ring-fencing provisions described above.

Based on several factors, including current cash reserves, committed credit facilities, its ability to receive dividends from its operating subsidiaries, in particular NW Natural, and an expected ability to issue long-term debt and equity securities in the capital markets, NW Holdings believes its liquidity is sufficient to meet anticipated cash requirements, including all contractual obligations, investing, and financing activities as discussed in "Cash Flows" above, for at least the next 12 calendar months beginning April 1, 2025 and beyond such 12-month period based on NW Holdings' current business plans.

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

Dividend highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
Per common share	2025	2024	2025	2024
Dividends paid	$0.4900	$0.4875	$1.4700	$1.4625	$0.0025	$0.0075

In October 2025, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4925 per share. The dividend is payable on November 14, 2025 to shareholders of record on October 31, 2025, reflecting an annual indicated dividend rate of $1.97 per share.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at September 30, 2025. See "Credit Ratings" below and Note 15.

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

Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period at a contractually specified price. We currently estimate the amount of RNG purchases from both facilities based on prices and quantities specified in the agreements to be as follows: approximately $4.7 million in Q4 2025, $18.9 million in 2026, $22.8 million in 2027, $22.8 million in 2028, $24.1 million in 2029 and $532.6 million thereafter. Year-to-date purchases through Q3 totaled $10.5 million, for total expected purchases of $15.2 million in 2025.

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

At September 30, 2025, September 30, 2024 and December 31, 2024, short-term debt consisted of the following:

	September 30, 2025		September 30, 2024		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
Commercial Paper Borrowings - NW Holdings(2)	$131.2	4.5%	$—	—%	$—	—%
Commercial Paper Borrowings - NW Natural	64.3	4.3%	100.1	5.2%	136.5	4.8%
NW Holdings Credit Agreement Loans	—	—%	59.7	6.0%	33.6	5.5%
Total short-term debt	$195.5		$159.8		$170.1
(1) Weighted average interest rate on outstanding short-term debt
(2) NW Holdings initiated a commercial paper program in March 2025.

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

Credit Agreements
NW Holdings
At September 30, 2025, NW Holdings had a $200 million senior unsecured sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $300 million, subject to lender approval. In December 2024, the maturity date of the agreement was extended to November 3, 2027, with an available extension of commitments for one additional one-year period, subject to lender approval. On November 3, 2025, NW Holdings and the other parties to the credit agreement amended and restated the agreement to, among other things, increase the total commitment amount to $250 million with a feature that allows it to request increases to the total commitment amount up to a maximum of $350 million (subject to lender approval), to remove sustainability-linked pricing adjustments and to extend the maturity date to November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2025 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$200
Total	$200

NW Holdings did not have any outstanding balances drawn under the NW Holdings credit agreement at September 30, 2025. At September 30, 2024 and December 31, 2024, $59.7 million and $33.6 million were drawn under the NW Holdings credit agreement, respectively.

The existing and amended NW Holdings credit agreements permit the issuance of letters of credit in an aggregate amount of up to $40 million. NW Holdings had no letters of credit issued and outstanding under the existing NW Holdings credit agreement at September 30, 2025 and 2024.

The existing and amended NW Holdings credit agreements require NW Holdings to comply, and to cause certain of its subsidiaries to comply, with various affirmative and negative covenants, including a financial covenant requiring NW Holdings to maintain a consolidated indebtedness to capitalization ratio of 70% or less. Failure to comply with this or other applicable covenants or the occurrence of any other event of default, subject to, in certain instances, specified thresholds, cure periods and exceptions, would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at September 30, 2025 and 2024, with consolidated indebtedness to total capitalization ratios of 59.6% and 56.1%, respectively.

The existing NW Holdings credit agreement did not require NW Holdings to maintain its own credit rating, but required NW Holdings to cause NW Natural to maintain a credit rating. However, the amended credit agreement requires NW Holdings to maintain a credit rating with any one of Standard & Poor's (S&P), Moody's Investors Service, Inc. (Moody’s), or Fitch Ratings, Inc. (Fitch) with respect NW Holding’s senior, unsecured, non-credit enhanced long-term debt (or, if such debt is not rated, a corporate credit rating) and to notify the lenders of any change in such ratings by such rating agencies. A change in NW Holdings' credit ratings by S&P, Moody’s, or Fitch is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding and certain fee amounts under the credit agreements are determined based upon NW Holdings’ credit ratings with S&P and Moody's, and therefore a change in such credit ratings may increase or decrease the cost of any loans and the amounts of certain fees under the credit agreements when ratings are changed. See "Credit Ratings" below.

NW Natural
At September 30, 2025, NW Natural had a $400 million senior unsecured sustainability-linked credit agreement, with a feature that allows it to request increases in the total commitment amount, up to a maximum of $600 million, subject to lender approval. In December 2024, the maturity date of the agreement was extended to November 3, 2027 with an available extension of commitments for one additional one-year period, subject to lender approval. On November 3, 2025, NW Natural and the other parties to the credit agreement amended and restated the agreement to, among other things, remove sustainability-linked pricing adjustments and to extend the maturity date to November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2025 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$400
Total	$400

NW Natural did not have any outstanding balances drawn under the NW Natural credit agreement at September 30, 2025, September 30, 2024 and December 31, 2024.

The existing and amended NW Natural credit agreements permits the issuance of letters of credit in an aggregate amount of up to $60 million. NW Natural had no letters of credit issued and outstanding under the existing NW Natural credit agreement at September 30, 2025 and 2024.

The existing and amended NW Natural credit agreements also require NW Natural to comply, and to cause certain of its subsidiaries to comply, with various affirmative and negative covenants, including a financial covenant requiring NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this or other applicable covenants or the occurrence of any other event of default, subject to, in certain instances, specified thresholds, cure periods and exceptions, would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this financial covenant at September 30, 2025 and 2024, with consolidated indebtedness to total capitalization ratios of 48.9% and 54.6%, respectively.

The existing and amended NW Natural credit agreements also require NW Natural to maintain a credit rating with both S&P and Moody’s with respect to NW Natural's senior, unsecured, non-credit enhanced long-term debt (or, if such debt is not rated, corporate credit rating) and notify the lenders of any change in such ratings by such rating agencies. A change in NW Natural's credit ratings by S&P or Moody’s is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding and certain fee amounts under the credit agreement are determined based upon NW Natural's credit ratings, and therefore, a change in NW Natural's credit rating may increase or decrease the cost of any loans and the amounts of certain fees under the credit agreement when ratings are changed. See "Credit Ratings" below.

SiEnergy
On January 7, 2025, NW Holdings acquired all of the issued and outstanding limited liability company interests of SiEnergy. SiEnergy's subsidiary, SiEnergy Holdings, had a revolving credit facility (the SiEnergy Holdings Facility) that in aggregate had commitments of $5.0 million, including a letter of credit sublimit of $1.0 million. Loans extended under the SiEnergy Holdings Facility bore interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin was 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans. In August 2025, the SiEnergy Amended Credit Agreement was terminated and associated facilities are no longer available for financing.

On November 3, 2025, SiEnergy Holdings entered into a $75 million senior unsecured credit agreement, with a feature that allows SiEnergy to request increases in the total commitment amount, up to a maximum of $125 million, subject to lender approval. The maturity date of the SiEnergy Holdings credit agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval. All lenders under the SiEnergy credit agreement are major financial institutions with committed balances and investment grade credit ratings as of November 3, 2025.

The SiEnergy Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $20 million.

The SiEnergy Holdings credit agreement requires SiEnergy Holdings to comply, and to cause certain of its subsidiaries to comply, with various affirmative and negative covenants, including a financial covenant requiring SiEnergy Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this or other applicable covenants or the occurrence of any other event of default, subject to, in certain instances, specified thresholds, cure periods and exceptions, would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding.

The SiEnergy Holdings credit agreement also requires SiEnergy Holdings to maintain a credit rating with any one of S&P, Moody’s or certain other rating organizations with respect to SiEnergy Holdings' senior, unsecured, non-credit enhanced long-term credit ratings (or, if such debt is not rated, corporate credit rating) and to notify the lenders of any change in such ratings by such rating agencies. A change in SiEnergy Holdings' credit ratings is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding and certain fee amounts under the credit agreement are determined based upon SiEnergy Holdings' credit ratings with S&P and Moody's and therefore, a change in the credit rating may increase or decrease the cost of any loans and the amounts of certain fees under the credit agreement when ratings are changed. See "Credit Ratings" below.

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

In September 2025, NW Natural issued a $28.0 million letter of credit under the LC Facility, which expired October 28, 2025.

Credit Ratings
NW Holdings credit ratings are a factor of liquidity, potentially affecting access to the capital markets. NW Natural and SiEnergy's credit ratings also have an impact on the cost of funds.

The following table summarized NW Holdings' current credit ratings:

S&P
Commercial paper (short-term debt)	A-2
Junior subordinated debentures	BBB
Issuer credit rating	A-
Ratings outlook	Stable

The following table summarizes NW Natural's current credit ratings:

	S&P	Moody's
Commercial paper (short-term debt)	A-1	P-2
Senior secured (long-term debt)	AA-	A2
Senior unsecured (long-term debt)	n/a	Baa1
Issuer credit rating	A+	n/a
Ratings outlook	Stable	Stable
The following table summarizes SiEnergy's current credit ratings:

S&P
Issuer credit rating (SiEnergy Holding, LLC, formerly Si Investment Co., LLC)	BBB+
Issuer credit rating (SiEnergy Gas, LLC, formerly SiEnergy, L.P.)	BBB+
Senior secured notes (SiEnergy Gas, LLC, formerly SiEnergy, L.P.)	A
Ratings outlook	Stable
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

Long-Term Debt
At September 30, 2025, September 30, 2024 and December 31, 2024, NW Holdings' long-term debt consisted of the following:

	September 30, 2025		September 30, 2024		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,354.7	4.6%	$1,374.7	4.6%	$1,374.7	4.6%
SiEnergy secured senior notes	185.0	5.6%	—	—%	—	—%
NWN Water term loan	55.0	4.7%	55.0	4.7%	55.0	4.7%
Other water debt	4.2		6.2		6.1
NW Holdings unsecured senior bonds	285.0	5.7%	150.0	5.8%	285.0	5.7%
NW Holdings term loan	50.0	5.2%	—	—%	—	—%
NW Holdings junior subordinated debentures	325.0	7.0%	—	—%	—	—%
Long-term debt, gross	2,258.9		1,585.9		1,720.8
Less: unamortized debt issuance costs	15.1		10.1		10.6
Less: current maturities	115.7		20.8		30.8
Total long-term debt	$2,128.1		$1,555.0		$1,679.4

(1) Weighted average interest rate for the nine months ended September 30, 2025 and September 30, 2024
(2) Weighted average interest rate for the year ended December 31, 2024

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2025 through 2053 and interest rates ranging from 2.82% to 7.85%. SiEnergy's secured senior notes have maturity dates ranging from 2030 through 2055 and interest rates ranging from 4.86% to 6.04%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2034 and interest rates ranging from 5.52% to 5.86%. NW Holdings' Junior Subordinated Debentures has an interest rate of 7.0% and a maturity date of 2055. At September 30, 2025, NW Holdings and NW Natural had long-term debt outstanding of $2,243.8 million and $1,345.9 million, respectively, which included $15.1 million and $8.8 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. Debt of $115.7 million is scheduled to mature in the next twelve months, which consists of $10.0 million at NW Natural, $55.7 million at NWN Water, and $50.0 million at NW Holdings Other. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2024 Form 10-K for long-term debt maturing over the next five years.

Summary of Significant Debt Issuances

In millions	Nine months ended September 30, 2025
NW Holdings:	Issuance Date	Maturity Date	Interest Rate	Amount
Unsecured Term Loan (a)(b)	January 2025	April 2026	SOFR + 90 bps Spread (c)	$50.0
Junior Subordinated Notes (d)(e)	March 2025	September 2055	7.00%	$325.0

SiEnergy (f)
Series A Senior Notes	August 2025	August 2030	4.86%	$50.0
Series B Senior Notes	August 2025	August 2035	5.42%	$40.0
Series C Senior Notes	August 2025	August 2055	6.04%	$95.0
		Total long-term debt issuance		$560.0
(a)    Proceeds were used for working capital needs and for general corporate purposes.
(b)    As of September 30, 2025, the Term Loan was due and payable on April 6, 2026. As of November 3, an amendment to the Term Loan extended the maturity date to August 6, 2026. NW Holdings may prepay the Term Loan without premium or penalty (other than customary breakage costs, if applicable). Amounts prepaid may not be reborrowed.
(c)    The Term Loan Agreement bears interest at a per annum rate equal to the sum of (x) either (i) term SOFR with a one-, three- or six-month tenor, plus an adjustment of 0.10%, or (ii) the Alternate Base Rate, as defined in the Term Loan Agreement, plus (y) the Applicable Margin, as defined in the Term Loan Agreement. The Applicable Margin is 0.90% per annum, for term SOFR loans, and 0.00% per annum, for Alternate Base Rate loans.
(d)    Proceeds were used to repay the acquisition bridge facility entered into on January 7, 2025 by NW Holdings for the acquisitions of SiEnergy; any remaining proceeds were used for working capital needs and for general corporate purposes.
(e)    The Company will pay interest on the Junior Subordinated Debentures (i) from and including the date of original issuance to, but not including, September 15, 2035, at an annual rate of 7.0% and (ii) from and including September 15, 2035, during each Interest Reset Period at an annual rate equal to the Five-Year Treasury Rate as of the most recent Reset Interest Determination Date plus 2.701%.
(f)    Proceeds were used to repay SiEnergy's $148.8 million remaining balance on the Delayed Draw Term Loan Facility.

Summary of Significant Debt Extinguishments and Repayments

NW Holdings
In March 2025, the Acquisition Bridge Facility used to finance the acquisition of SiEnergy was repaid in full.

NW Natural
In September 2025, the $20.0 million first mortgage bond 7.72% Series Due 2025 was repaid in full.

SiEnergy
In August 2025, the proceeds of the August 2025 Notes were used to extinguish the $148.8 million remaining balance of the SiEnergy Delayed Draw Term Loan Facility (SiEnergy DDTLF) ($148.8 million) and the SiEnergy Revolving Credit Facility was terminated. The SiEnergy DDTLF and Revolving Credit Facility under SiEnergy’s Credit Agreement were acquired by NW Holdings on January 7, 2025 as part of the acquisition of all of the issued and outstanding limited liability company interests of SiEnergy.

The SiEnergy DDTLF had initial aggregate commitments, as amended, of $200.0 million. The SiEnergy DDTLF was scheduled to mature on December 22, 2026. Loans extended under the SiEnergy DDTLF bore interest at a per annum rate equal to the sum of (a) either (i) the Base Rate, as defined in the Amended Credit Agreement (the Base Rate), or (ii) term SOFR with a one-, three- or six-month tenor; plus (b) the Applicable Margin. The Applicable Margin was 0.750% with respect to Base Rate loans and 1.750% with respect to SOFR loans.

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

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of September 30, 2025. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2024 Form 10-K. At September 30, 2025, NW Natural's total estimated liability related to environmental sites is $145.6 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" in the 2024 Form 10-K and Note 17.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the nine months ended September 30, 2025. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2024 Form 10-K.

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural, except as noted below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$150,000,000
07/01/25-07/31/25	—	—	—	—
08/01/25-08/31/25	—	—	—	—
09/01/25-09/30/25	—	—	—	—
Total	—	$—	2,124,528	$150,000,000
(1)During the quarter ended September 30, 2025, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended September 30, 2025, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended September 30, 2025, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. On May 29, 2024, NW Holdings disclosed that effective May 23, 2024, NW Holdings' Board authorized a new share repurchase program under which NW Holdings may repurchase in open market or privately negotiated transactions up to an aggregate of 5 million shares or an amount not to exceed $150 million. The new share repurchase program is authorized to continue until the program is used, terminated or replaced. The repurchase program replaces the Company’s previously authorized share repurchase program, which commenced in 2000 and authorized the repurchase of up to 2.8 million shares, or an amount not to exceed $100 million, in the aggregate. For more information on our repurchase program, refer to Note 5 in the 2024 Form 10-K.

ITEM 5. OTHER INFORMATION

Entry Into Credit Facilities

The following disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 1.01 and 2.03 of Form 8-K.

New NW Holdings Credit Facility

On November 3, 2025, NW Holdings entered into a Second Amended and Restated Credit Agreement (NW Holdings Credit Agreement) providing for unsecured revolving loans with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents (NW Holdings Facility). The aggregate commitment under the NW Holdings Facility is $250 million, with an accordion feature whereby NW Holdings may request, subject to certain agent or lender consent rights, increases in the aggregate commitment amount of up to an additional $100 million. NW Holdings expects the NW Holdings Facility to be used primarily to back the NW Holdings commercial paper program.

The NW Holdings Facility permits the usage of a portion of the revolving credit facility for the issuance of letters of credit in an aggregate amount of up to $40 million for the account of NW Holdings. Generally, NW Holdings is required to reimburse drawings on letters of credit on the same day such drawings are made, provided that NW Holdings may (subject to the conditions to borrowing set forth in the NW Holdings Facility) finance such reimbursements with a revolving loan that will bear interest at the Alternate Base Rate (as defined).

The maturity date for the NW Holdings Facility is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), provided that NW Holdings may request, subject to lender consent rights, up to two, additional one-year extensions. NW Holdings may prepay any ABR Loan (as defined) without premium payment or penalty. NW Holdings may prepay a Term Benchmark Loan (as defined) without premium or penalty except customary breakage fees if prepaid on a date that is other than the end of the applicable interest period.

Under the terms of the NW Holdings Facility, NW Holdings will pay arrangement fees, upfront fees, administrative agent fees, letter of credit fronting fees and annual facility fees but is not required to maintain compensating bank balances. The interest rates on borrowings under the NW Holdings Facility are based on the Debt Rating, which is defined as certain credit ratings assigned by Standard & Poor’s (S&P), Moody’s Investor Services (Moody’s) to certain categories of indebtedness of NW Holdings, and range from (a) the Term SOFR Rate plus 0.680% to 1.275%, for Term Benchmark Loans, or (b) the Alternate Base Rate equal to the greatest of (i) the “prime rate” quoted by The Wall Street Journal, (ii) the NYFRB Rate (as defined) in effect on such day plus 0.50%, and (iii) the Term SOFR Rate for a one-month interest period plus 1.00%, plus 0.000% to 0.275%, in each case based upon the Debt Rating. In addition, NW Holdings will pay (a) a Facility Fee equal to 0.070% to 0.225% per annum on the average daily amount (whether used or unused) of the lenders’ aggregate commitments under the NW Holdings Facility, and (b) a letter of credit fee for each outstanding letter of credit which shall accrue on the average daily amount of each lender’s LC Exposure (as defined) at a per annum rate equal to 0.680% to 1.275%, in each case based upon the Debt Rating.

The NW Holdings Facility requires NW Holdings to maintain a credit rating with any one of S&P, Moody’s, or Fitch Ratings, Inc. and that NW Holdings notify the lenders of any change in the debt rating of NW Natural or in Holdings’ Debt Rating by such rating agencies. A change in NW Holdings’ Debt Rating is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition to drawing upon the NW Holdings Facility. However, interest rates on any loans outstanding and certain fee amounts under the NW Holdings Facility are determined based upon NW Holdings’ Debt Rating, which may increase or decrease the cost of borrowings and the amounts of certain fees when such ratings are changed.

Conditions to borrowing under the NW Holdings Facility include the truth and correctness in all material respects of all representations and warranties in the credit agreement (with certain representations only made in the case of the initial loans) and that no default or event of default may exist at the time of or immediately after giving effect to such borrowing.

NW Holdings is subject to various affirmative and negative covenants and reporting obligations under the NW Holdings Credit Agreement. These include, among others, restrictions on certain fundamental changes with respect to NW Holdings and its significant subsidiaries, including any merger or any sale, lease, transfer or other disposal of all or substantially all assets, maintenance of 100% of the equity interests of NW Natural (with a specified exception), free and clear of all liens, and maintenance of a ratio of Consolidated Indebtedness to Total Capitalization (each as defined) of 70 percent or less. Events of default under the NW Holdings Credit Agreement include non-payment of amounts due to the lenders, violation of covenants, incorrect representations, failure to pay other material indebtedness, judgments, specified insolvency-related events, a change in control, certain ERISA events, and invalidity of loan documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. The occurrence of an event of default would entitle the lenders to terminate their lending commitments and to accelerate the maturity of all amounts outstanding.

The descriptions of the NW Holdings Facility do not purport to be complete and are qualified in their entirety by reference to the NW Holdings Credit Agreement, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

New NW Natural Credit Facility

On November 3, 2025, NW Natural entered into a Second Amended and Restated Credit Agreement (NW Natural Credit Agreement) providing for unsecured revolving loans with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents (NW Natural Facility). The aggregate commitment under the NW Natural Facility is $400 million, with an accordion feature whereby NW Natural may request, subject to certain agent or lender consent rights, increases in the aggregate commitment amount up to an additional $200 million. NW Natural expects the NW Natural Facility to be used primarily to back the NW Natural commercial paper program.

The NW Natural Facility permits the usage of a portion of the revolving credit facility for the issuance of letters of credit in an aggregate amount of up to $60 million for the account of NW Natural. Generally, NW Natural is required to reimburse drawings on letters of credit on the same day such drawings are made, provided that NW Natural may (subject to the conditions to borrowing set forth in the NW Natural Facility) finance such reimbursements with a revolving loan that will bear interest at the Alternate Base Rate (as defined in the NW Natural Facility).

The maturity date for the NW Natural Facility is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), provided that NW Natural may request, subject to lender consent rights, up to two, additional one-year extensions. NW Natural may prepay any ABR Loan (as defined) without premium payment or penalty. NW Natural may prepay a Term Benchmark Loan (as defined) without premium or penalty except customary breakage fees if prepaid on a date that is other than the end of the applicable interest period.

Under the terms of the NW Natural Facility, NW Natural will pay arrangement fees, upfront fees, administrative agent fees, letter of credit fees and annual facility fees but is not required to maintain compensating bank balances. The interest rates on borrowings under the NW Natural Facility, are based on the Debt Rating, which is defined as certain credit ratings assigned by Standard & Poor’s (S&P) or Moody’s Investor Services (Moody’s) to certain categories of indebtedness of NW Natural, and range from (a) the Term SOFR Rate plus 0.680% to 1.275%, for Term Benchmark Loans, or (b) the Alternate Base Rate equal to the greatest of (i) the “prime rate” quoted by The Wall Street Journal, (ii) the NYFRB Rate in effect on such day plus 0.50%, and (iii) the Term SOFR Rate for a one-month interest period plus 1.00%, plus 0.000% to 0.275%, in each case based upon the Debt Rating. In addition, NW Natural will pay (a) a Facility Fee equal to 0.070% to 0.225% per annum on the average daily amount (whether used or unused) of the lenders’ aggregate commitments under the NW Natural Facility, and (b) a letter of credit fee for each outstanding letter of credit which shall accrue on the average daily amount of each lender’s LC Exposure (as defined) at a per annum rate equal to 0.680% to 1.275%, in each case based upon the Debt Rating.

The NW Natural Facility requires that NW Natural maintain a credit rating with both S&P and Moody’s and that NW Natural notify the lenders of any change in the Debt Rating by such rating agencies. A change in the Debt Rating is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition to drawing upon the NW Natural Facility. However, interest rates on any loans outstanding and certain fee amounts under the NW Natural Facility are determined based upon the Debt Rating, which may increase or decrease the cost of borrowings and the amounts of certain fees when ratings are changed.

Conditions to borrowing under the NW Natural Facility include the truth and correctness in all material respects of all representations and warranties in the credit agreement (with certain representations only made in the case of the initial loans) and that no default or event of default may exist at the time of or immediately after giving effect to such borrowing.

NW Natural is subject to various affirmative and negative covenants and reporting obligations under the NW Natural Credit Agreement. These include, among others, restrictions on certain fundamental changes with respect to NW Natural and its significant subsidiaries, including any merger or any sale, lease, transfer or other disposal of all or substantially all assets, and maintenance of a ratio of Consolidated Indebtedness to Total Capitalization (each as defined) of 70 percent or less. Events of default under the NW Natural Credit Agreement include non-payment of amounts due to the lenders, violation of covenants, incorrect representations, failure to pay other material indebtedness, judgments, specified insolvency-related events, a change in control, certain ERISA events, and invalidity of loan documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. The occurrence of an event of default would entitle the lenders to terminate their lending commitments and to accelerate the maturity of all amounts outstanding.

The descriptions of the NW Natural Facility do not purport to be complete and are qualified in their entirety by reference to the NW Natural Credit Agreement, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

New SiEnergy Holdings Credit Facility

On November 3, 2025, SiEnergy Holdings entered into a Credit Agreement (SiEnergy Holding Credit Agreement) providing for unsecured revolving loans with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents (SiEnergy Holdings Facility). The aggregate commitment under the SiEnergy Holding Facility is $75 million, with an accordion feature whereby SiEnergy Holdings may request, subject to certain agent or lender consent rights, increases in the aggregate commitment amount up to an additional $50 million. The SiEnergy Holdings Facility is expected to be drawn on from time to time and used for general corporate purposes, including, but not limited to, contributions from SiEnergy Holdings to its subsidiaries for working capital and other general corporate purposes.

The SiEnergy Holdings Facility permits the usage of a portion of the revolving credit facility for the issuance of letters of credit in an aggregate amount of up to $20 million for the account of SiEnergy Holdings. Generally, SiEnergy Holdings is required to reimburse drawings on letters of credit on the same day such drawings are made, provided that SiEnergy Holdings may (subject to the conditions to borrowing set forth in the SiEnergy Holdings Facility) finance such reimbursements with a revolving loan that will bear interest at the Alternate Base Rate (as defined).

The maturity date for the SiEnergy Holdings Facility is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), provided that SiEnergy Holdings may request, subject to lender consent rights, up to two, additional one-year extensions. SiEnergy Holdings may prepay any ABR Loan (as defined) without premium payment or penalty. SiEnergy Holdings may prepay a Term Benchmark Loan (as defined) without premium or penalty except customary breakage fees if prepaid on a date that is other than the end of the applicable interest period.

Under the terms of the SiEnergy Holdings Facility, SiEnergy Holdings will pay arrangement fees, upfront fees, administrative agent fees, letter of credit fronting fees and annual facility fees but is not required to maintain compensating bank balances. The SiEnergy Holdings Facility requires that SiEnergy Holdings maintain a credit rating with any one of S&P, Moody’s or certain other rating organizations.

The interest rates on borrowings under the SiEnergy Holdings Facility are based on the Debt Rating, which is defined as certain credit ratings assigned by Standard & Poor’s (S&P) or Moody’s Investor Services (Moody’s) to certain categories of indebtedness of SiEnergy Holdings, and range from (a) the Term SOFR Rate plus 0.680% to 1.275%, for Term Benchmark Loans, or (b) the Alternate Base Rate equal to the greatest of (i) the “prime rate” quoted by The Wall Street Journal, (ii) the NYFRB Rate in effect on such day plus 0.50%, and (iii) the Term SOFR Rate for a one-month interest period plus 1.00%, plus 0.000% to 0.275%, in each case based upon the Debt Rating. In addition, SiEnergy Holdings will pay (a) a Facility Fee equal to 0.070% to 0.225% per annum on the average daily amount (whether used or unused) of the lenders’ aggregate commitments under the SiEnergy Holdings Facility, and (b) a letter of credit fee for each outstanding letter of credit which shall accrue on the average daily amount of each lender’s LC Exposure (as defined) at a per annum rate equal to 0.680% to 1.275%, in each case based upon the Debt Rating. The SiEnergy Holdings Facility requires that SiEnergy Holdings notify the lenders of any change in the Debt Rating by S&P or Moody's. A change in the Debt Rating is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition to drawing upon the SiEnergy Holdings Facility. However, interest rates on any loans outstanding and certain fee amounts under the SiEnergy Holdings Facility are determined based upon the Debt Rating, which may increase or decrease the cost of borrowings and the amounts of certain fees when ratings are changed.

Conditions to borrowing under the SiEnergy Holdings Facility include the truth and correctness in all material respects of all representations and warranties in the credit agreement (with certain representations only made in the case of the initial loans) and that no default or event of default may exist at the time of or immediately after giving effect to such borrowing.

SiEnergy Holdings is subject to various affirmative and negative covenants and reporting obligations under the SiEnergy Holdings Credit Agreement. These include, among others, restrictions on certain fundamental changes with respect to SiEnergy Holdings and its significant subsidiaries, including any merger or any sale, lease, transfer or other disposal of all or substantially all assets, restrictions on the incurrence of indebtedness, certain dispositions of assets of SiEnergy Holdings or its subsidiaries, transactions involving SiEnergy Holdings or its subsidiaries with their affiliates, maintenance of ownership of 100% of the equity interests in SiEnergy Gas, LLC, free and clear of all liens, and maintenance of a ratio of Consolidated Indebtedness to Total Capitalization (each as defined) of 70 percent or less. Events of default under the SiEnergy Holdings Credit Agreement include non-payment of amounts due to the lenders, violation of covenants, incorrect representations, failure to pay other material indebtedness, judgments, specified insolvency-related events, a change in control, certain ERISA events, and invalidity of loan documents, subject to, in certain instances, specified thresholds, cure periods and exceptions. The occurrence of an event of default would entitle the lenders to terminate their lending commitments and to accelerate the maturity of all amounts outstanding.

The descriptions of the SiEnergy Holdings Facility do not purport to be complete and are qualified in their entirety by reference to the SiEnergy Holdings Credit Agreement, a copy of which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K).

On August 18, 2025, Justin B. Palfreyman, President and Chief Executive Officer of NW Holdings and Chief Executive Officer of NW Natural, adopted a Rule 10b5‑1 trading arrangement for the purchase of shares of NW Holdings’ common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Mr. Palfreyman's Rule 10b5‑1 trading arrangement provides for the potential purchase of up to 5,000 shares of NW Holdings’ common stock between November 17, 2025 and August 17, 2026, subject to conditions set forth in the arrangement, and so long as the market price of NW Holdings’ common stock is below certain threshold prices specified in Mr. Palfreyman's Rule 10b5‑1 trading arrangement.

Except as described above, during the three months ended September 30, 2025, none of our other officers or directors adopted or terminated any such trading arrangements.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2025

Exhibit Index
Exhibit Number	Document
*3.1	Amended and Restated Bylaws of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed July 25, 2025, File No. 1-38681)

*3.2	Amended and Restated Bylaws of Northwest Natural Gas Company (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2025, File No. 1-15973)

*10.1
Deferred Compensation Plan for Directors and Executives, effective January 1, 2005, restated as of August 1, 2025 (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2025, File No. 1-15973)

10.2
Second Amended and Restated Credit Agreement, dated as of November 3, 2025, among Northwest Natural Holding Company and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents

10.3
Second Amended and Restated Credit Agreement, dated as of November 3, 2025, among Northwest Natural Gas Company and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents

10.4
Credit Agreement, dated as of November 3, 2025, among SiEnergy Holding, LLC and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents

10.5
Amendment No. 1 to Term Loan Agreement, dated as of November 3, 2025, among Northwest Natural Holding Company, the lenders party thereto, with U.S. Bank National Association, as administrative agent and sole bookrunner and lead arranger.

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
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	November 5, 2025
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	November 5, 2025
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller