Form 10-K
period 2025-12-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2026-02-27
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
As of the end of the second quarter of 2025, the aggregate market value of the shares of Common Stock of Northwest Natural Holding Company (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2025) held by non-affiliates was $1,610,512,005.

At February 12, 2026, 41,563,846 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Northwest Natural Holding Company's Proxy Statement, to be filed in connection with the 2026 Annual Meeting of Shareholders, are incorporated by reference in Part III.

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

CPP	Climate Protection Program established by the Environmental Quality Commission of the Oregon Department of Environmental Quality
Decoupling	A natural gas billing rate mechanism, also referred to as a conservation tariff, which is designed to allow a utility to encourage residential and small commercial customers to conserve energy
Degree Day	The number of degrees that the average outdoor temperature falls below or exceeds a base value in a given period of time
Demand Cost	A component in NW Natural Gas customer rates representing the cost of securing firm pipeline capacity, whether the capacity is used or not
ECRM	Environmental Cost Recovery Mechanism, a billing rate mechanism for recovering prudently incurred environmental site remediation costs allocable to Washington customers through NW Natural Gas customer billings
Energy Corp	Northwest Energy Corporation, a wholly-owned subsidiary of Northwest Natural Gas Company
EPA	Environmental Protection Agency
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission; the entity regulating interstate storage services offered by the Mist gas storage facility
Firm Service	Natural gas service offered to customers under contracts or rate schedules that will not be disrupted to meet the needs of other customers
FMBs	First Mortgage Bonds
General Rate Case	A periodic filing with state or federal regulators to establish billing rates for utility customers
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program, a statute authorized by the Railroad Commission of Texas that allows gas utilities to adjust rates annually to recover investment costs between rate cases
Interruptible Service	Natural gas service offered to customers (usually large commercial or industrial users) under contracts or rate schedules that allow for interruptions when necessary to meet the needs of firm service customers
Interstate Storage Services	The portion of the Mist gas storage facility not used to serve NW Natural Gas customers, instead serving utilities, third-party marketers, and electric generators
IPUC	Public Utility Commission of Idaho; the entity that regulates NW Holdings' regulated water businesses in Idaho with respect to rates and terms of service, among other matters
IRP	Integrated Resource Plan
KB	Kelso-Beaver Pipeline, of which 10% is owned by KB Pipeline Company, a subsidiary of NNG Financial Corporation

LNG	Liquefied Natural Gas, the cryogenic liquid form of natural gas. To reach a liquid form at atmospheric pressure, natural gas must be cooled to approximately negative 260 degrees Fahrenheit
LTIP	Long Term Incentive Plan
Moody's	Moody's Investors Service, Inc., credit rating agency
NAV	Net Asset Value
NGD	Natural Gas Distribution, a term used prior to the first quarter of 2025 to describe a segment of Northwest Natural Holding Company and Northwest Natural Gas Company that provided regulated natural gas distribution services to residential, commercial, and industrial customers in Oregon and Southwest Washington
NNG Financial	NNG Financial Corporation, a wholly-owned subsidiary of NW Holdings
NW Holdings	Northwest Natural Holding Company
NW Natural	Northwest Natural Gas Company, a wholly-owned subsidiary of NW Holdings
NW Natural Renewables	NW Natural Renewables Holdings, LLC, a wholly-owned subsidiary of NW Holdings
NWN Energy	NW Natural Energy, LLC, a wholly-owned subsidiary of NW Holdings
NWN Gas Reserves	NWN Gas Reserves LLC, a wholly-owned subsidiary of Energy Corp
NWN Gas Storage	NW Natural Gas Storage, LLC, a wholly-owned subsidiary of NWN Energy
NWN Gas Utility Margin	A financial measure used by NW Natural's CODM consisting of NWN Gas Utility operating revenues less the associated cost of gas, revenue taxes, and environmental recoveries
NWN Water	NW Natural Water Company, LLC, a wholly-owned subsidiary of NW Holdings
ODEQ	Oregon Department of Environmental Quality
OPEIU	Office and Professional Employees International Union Local No. 11, AFL-CIO, the Union which represents NW Natural's bargaining unit employees
OPUC	Public Utility Commission of Oregon; the entity that regulates our Oregon natural gas and regulated water businesses with respect to rates and terms of service, among other matters; the OPUC also regulates the Mist gas storage facility's intrastate storage services
PGA	Purchased Gas Adjustment, a regulatory mechanism primarily used to adjust natural gas customer rates to reflect changes in the forecasted cost of gas and differences between forecasted and actual gas costs from the prior year
PHMSA	U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration
PUCT	Public Utility Commission of Texas; the entity that regulates NW Holdings' regulated water and wastewater businesses in Texas with respect to rates and terms of service, among other matters
RNG	Renewable Natural Gas, a source of natural gas derived from organic materials which may be captured, refined, and distributed on natural gas pipeline systems
RNG Hold Co	NW Natural RNG Holding Company, LLC, a wholly-owned subsidiary of Northwest Natural Gas Company
ROE	Return on Equity, a measure of corporate profitability, calculated as net income or loss divided by average common equity. Authorized ROE refers to the equity rate approved by a regulatory agency for use in determining utility revenue requirements
ROR	Rate of Return, a measure of return on utility rate base. Authorized ROR refers to the rate of return approved by a regulatory agency and is generally discussed in the context of ROE and capital structure
RRC	Railroad Commission of Texas; the entity that, along with the cities in which SiEnergy operates, regulates SiEnergy's natural gas business
RSU	Restricted Stock Unit
RTC	Renewable Thermal Certificate
S&P	Standard & Poor's Financial Services LLC, a credit rating agency and a subsidiary of S&P Global Inc.
Sales Service	Service provided whereby a customer purchases both natural gas commodity supply and transportation from the NW Natural Gas business
SiEnergy	SiEnergy Operating, LLC, a wholly-owned subsidiary of Northwest Natural Holding Company
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRRM	Site Remediation and Recovery Mechanism, a billing rate mechanism for recovering prudently incurred environmental site remediation costs allocable to Oregon through NW Natural Gas customer billings, subject to an earnings test
Therm	The basic unit of natural gas measurement, equal to one hundred thousand British thermal units
Transportation Service	Service provided whereby a customer purchases natural gas directly from a supplier but pays the utility to transport the gas over its distribution system to the customer’s facility

TSA	Transportation Security Administration
U.S. GAAP	Accounting principles generally accepted in the United States of America
WARM	An Oregon billing rate mechanism applied to natural gas residential and commercial customers to adjust for temperature variances from average weather
WUTC	Washington Utilities and Transportation Commission, the entity that regulates our Washington natural gas and regulated water businesses with respect to rates and terms of service, among other matters

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
•future events or performance;
•trends;
•risks;
•uncertainties;
•timing and cyclicality;
•economic conditions, including impacts of inflation and interest rates, recessionary risk, tariffs and trade restrictions and general economic uncertainty;
•earnings and dividends;
•capital expenditures and allocation;
•capital markets or access to capital;
•capital or organizational structure;
•matters related to climate change, GHG emissions reduction and our role in decarbonization or a lower-carbon future;
•renewable natural gas, environmental attributes related thereto, and hydrogen;
•the policies, priorities and actions of the current presidential administration and U.S. Congress;
•growth;
•customer rates;
•labor relations and workforce succession;
•commodity costs;
•desirability and competitiveness of natural gas;
•gas reserves;
•operational performance and costs;
•energy policy, infrastructure and preferences;
•public policy approach and involvement;
•efficacy of derivatives and hedges;
•liquidity, financial positions, and planned securities issuances;
•valuations;
•project and program development, expansion, or investment, including at our North Mist gas storage facility;
•business development efforts, including new business lines, business development, and acquisitions and integration thereof;
•implementation and execution of our water strategy;
•pipeline capacity, demand, location, and reliability;
•adequacy of property rights and operations center development;
•technology implementation and cybersecurity practices, including related to the advancement of artificial intelligence;
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
•executive orders, laws, rules and regulations, or legal challenges related thereto, including energy climate related legislation;
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
•availability, adequacy, and shift in mix of gas and water supplies;
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

ITEM 1. BUSINESS

OVERVIEW

NW Holdings is a holding company headquartered in Portland, Oregon and owns NW Natural, SiEnergy Operating, LLC (SiEnergy Gas Utility or SiEnergy), NW Natural Water Company, LLC (NWN Water Utility or NWN Water), and NW Natural Renewables Holdings, LLC (NWN Renewables).

NW Natural distributes natural gas to residential, commercial, and industrial customers in Oregon and southwest Washington. NW Natural and its predecessors have supplied gas service to the public since 1859, was incorporated in Oregon in 1910, and began doing business as NW Natural in 1997. Prior to the first quarter of 2025, NW Natural's natural gas distribution activities were reported in the natural gas distribution (NGD) segment. All other business activities, including certain gas storage activities, water and wastewater businesses, non-regulated renewable natural gas activities and other investments and activities are aggregated and reported as "other" at their respective registrant.

SiEnergy owns and operates SiEnergy Holdings, which includes SiEnergy Gas and Terra Transmission, a gas distribution and a transmission utility, respectively, and provides gas distribution and transmission to customers in Texas.

NWN Water provides regulated water and wastewater services and unregulated wastewater and operations services to customers in Oregon, Washington, Idaho, Arizona, and Texas.

NWN Renewables is a non-regulated business established to pursue non-regulated renewable natural gas activities.

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

SEGMENT INFORMATION

NWN Gas Utility
NW Natural operates a regulated gas distribution utility servicing customers through approximately 810,000 meters in Oregon and southwest Washington. Approximately 88% of customers are located in Oregon and 12% are located in southwest Washington.

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

Customers
The NWN Gas Utility business serves residential, commercial, and industrial customers with no individual customer accounting for more than 10% of NW Natural's or NW Holdings' revenues. On an annual basis, residential and commercial customers typically account for approximately 60% of NWN Gas Utility volumes delivered and approximately 91% of NWN Gas Utility margin. Industrial customers largely account for the remaining volumes and margin.

The following table presents summary meter information for the NWN Gas Utility segment as of December 31, 2025:

	Number of Meters	% of Volumes	% of Margin
Residential	739,337	37%	66%
Commercial	69,214	23%	25%
Industrial	1,046	40%	5%
Other(1)	N/A	N/A	4%
Total	809,597	100%	100%
(1)     NWN Gas Utility margin is also affected by other items, including miscellaneous revenues, gains or losses from NW Natural's gas cost incentive sharing mechanism, other margin adjustments, and other regulated services.

Generally, residential and commercial customers purchase both their natural gas commodity (gas sales) and natural gas delivery services from the NWN Gas Utility business. Industrial and some large commercial customers also purchase the gas commodity either from NW Natural or directly from a third-party gas marketer or supplier. Gas commodity cost is primarily a pass-through cost to customers; therefore, profit margins are not significantly affected by an industrial customer's decision to purchase gas from NW Natural or from third parties. Industrial and large commercial customers may also select between firm and interruptible service levels, with firm services generally providing higher profit margins compared to interruptible services.

To help manage gas supplies, tariffs are designed to provide some certainty regarding industrial and commercial customers' volumes by requiring an annual service election, special rates or possible restrictions for changes between elections.

We estimate natural gas was in approximately 64% of single-family residential homes in NW Natural's service territory in 2025. Customer growth in our region comes mainly from the following sources: single-family housing, both new construction and conversions; multifamily housing new construction; and commercial buildings, both new construction and conversions. Single-family new construction has consistently been our largest source of growth. Continued customer growth is closely tied to consumer preference for natural gas, the comparative price of natural gas to electricity and fuel oil, regulations and building codes permitting the use of natural gas in new construction and conversions, and the economic health of our service territory.

Competitive Conditions
In its service areas, the NWN Gas Utility business has no direct competition from other natural gas distributors. However, it competes with other forms of energy in each customer class. This competition among energy suppliers is based on price, efficiency, reliability, performance, preference, perceptions, market conditions, building codes, technology, federal, state, and local energy policy, and environmental impacts.

For residential and small to mid-size commercial customers, the NWN Gas Utility business competes primarily with providers of electricity, fuel oil, and propane.

In the industrial and large commercial markets, the NWN Gas Utility business competes with all forms of energy, including competition from wholesale natural gas marketers. In addition, large industrial customers could bypass NW Natural's natural gas distribution system by installing their own direct pipeline connection to the interstate pipeline system. NW Natural has designed custom transportation service agreements with several large industrial customers to provide transportation service rates that are competitive with the customer’s costs of installing their own pipeline.

Seasonality of Business
The NWN Gas Utility business is seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months. Other categories of customers experience similar seasonality in their usage but to a lesser extent.

Regulation and Rates
The NWN Gas Utility business is subject to regulation by the OPUC and WUTC. These regulatory agencies authorize rates and allow recovery mechanisms to provide the opportunity to recover prudently incurred capital and operating costs from customers, while also earning a reasonable return on investment for investors. In addition, the OPUC and WUTC also regulate the system of accounts and issuance of securities by NW Natural.

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

Reliability
To support system reliability, the NWN Gas Utility business has developed a risk-based methodology in which it uses a planning standard to serve the highest firm sales demand day in any year with 99% certainty.

The projected maximum design day firm NWN Gas Utility customer sales is approximately 10 million therms. Of this total, the NWN Gas Utility business is currently capable of meeting approximately 57% of the requirements with gas from storage located within or adjacent to its service territory, while the remaining supply requirements would come from gas purchases under firm gas purchase contracts and recall agreements.

NW Natural segments transportation capacity, which is a natural gas transportation mechanism under which a shipper can leverage its firm pipeline transportation capacity by separating it into multiple segments with alternate delivery routes. The reliability of service on these alternate routes will vary depending on the constraints of the pipeline system. For those segments with acceptable reliability, segmentation provides a shipper with increased flexibility and potential cost savings compared to traditional pipeline service. The NWN Gas Utility business relies on segmentation of firm pipeline transportation capacity that flows from Stanfield, Oregon to various points south of Molalla, Oregon.

We believe gas supplies would be sufficient to meet existing NWN Gas Utility firm customer demand in the event of maximum design day weather conditions.

The following table shows the sources of supply projected to be used to satisfy the design day sales for the 2025-26 winter heating season:

Therms in millions	Therms	Percent
Sources of NWN Gas Utility supply:
Firm supply purchases	3.4	34%
Mist underground storage (NWN Gas Utility only)	3.4	34%
Company-owned LNG storage	1.8	18%
Pipeline segmentation capacity	0.6	6%
Off-system storage contract	0.5	5%
Recall agreements	0.3	3%
Total	10.0	100%

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

Diversity of Supply Sources
NW Natural purchases gas supplies primarily from the Alberta and British Columbia provinces of Canada and multiple receipt points in the U.S. Rocky Mountains to protect against regional supply disruptions and to take advantage of price differentials. For 2025, approximately 60% of gas supply came from Canada, with the balance primarily coming from the U.S. Rocky Mountain region. We believe gas supplies available in the western United States and Canada are adequate to serve NWN Gas Utility customer requirements for the foreseeable future. NW Natural continues to evaluate the long-term supply mix based on projections of gas production and pricing in the U.S. Rocky Mountain region as well as other regions in North America.

NW Natural supplements firm gas supply purchases with gas withdrawals from gas storage facilities, including underground reservoirs and LNG storage facilities. Storage facilities are generally injected with natural gas during the off-peak months in the spring and summer, and the gas is withdrawn for use during peak demand months in the winter.

The following table presents the storage facilities available for NWN Gas Utility business supply:

	Maximum Daily Deliverability (therms in millions)	Designed Storage Capacity (Bcf)
Gas Storage Facilities
Owned Facility
Mist, Oregon (Mist Facility)(1)	3.4	13.1
Mist, Oregon (North Mist Facility)(2)	1.3	4.1
Contracted Facility
Jackson Prairie, Washington(3)	0.5	1.1
LNG Facilities
Owned Facilities
Newport, Oregon	0.8	1.0
Portland, Oregon	1.0	0.6
Total	7.0	19.9
(1)     The Mist gas storage facility has a total maximum daily deliverability of 5.3 million therms and a total designed storage capacity of about 17.5 Bcf, of which 3.4 million therms of daily deliverability and 13.1 Bcf of storage capacity are reserved for NWN Gas Utility business customers.
(2)     The North Mist facility is contracted to exclusively serve Portland General Electric, a local electric utility, and is not used to serve other NWN Gas Utility customers. See "North Mist Gas Storage Facility" below for more information.
(3)     The storage facility is located near Chehalis, Washington and is contracted from Northwest Pipeline, a subsidiary of The Williams Companies.

The Mist facility serves NWN Gas Utility segment customers and is also used for non-NWN Gas Utility purposes, primarily for contracts with gas storage customers, including utilities, and third-party marketers. Under regulatory agreements with the OPUC and WUTC, gas storage at Mist can be developed in advance of NWN Gas Utility customer needs but is subject to recall when needed to serve such customers as their demand increases. When storage capacity is recalled for NWN Gas Utility purposes it becomes part of the NWN Gas Utility segment. As of May 1, 2025, 0.2 million therms per day of deliverability and 0.3 Bcf of associated non-utility Mist gas storage capacity was recalled to serve core customers. Customer rate increases related to this recall began for Oregon customers on October 31, 2025, and November 1, 2025 for Washington customers..

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

During 2025, a total of 784 million therms were purchased under contracts with durations as follows:

Contract Duration (primary term)	Percent of Purchases
Long-term (one year or longer)	40%
Short-term (more than one month, less than one year)	41
Spot (one month or less)	19
Total	100%

During 2025, there was no individual supplier that provided 10% or more of the NWN Gas Utility business gas supply requirements.

Gas Cost Management
The cost of gas sold to NWN Gas Utility customers primarily consists of the following items, which are included in annual Purchased Gas Adjustment (PGA) rates: gas purchases from suppliers; charges from pipeline companies to transport gas to our distribution system; gas storage costs; gas reserves costs; gas commodity derivative contracts; and renewable natural gas and its attributes, including renewable thermal certificates. Costs to comply with Washington's Climate Commitment Act (CCA) are included in the cost of gas for Washington customers. We expect costs to comply with Oregon's Climate Protection Program (CPP) and any similar program that may be enacted in our service territory will also be included in the cost of gas.

The NWN Gas Utility business employs a number of strategies to mitigate the cost of gas sold to customers. The primary strategies for managing gas commodity price risk include:
•negotiating fixed prices directly with gas suppliers;
•negotiating financial derivative contracts that: (1) effectively convert floating index prices in physical gas supply contracts to fixed prices (referred to as commodity price swaps); or (2) effectively set a ceiling or floor price, or both, on floating index priced physical supply contracts (referred to as commodity price options such as calls, puts, and collars); and
•buying physical gas supplies at a set price and injecting the gas into storage for price stability and to minimize pipeline capacity demand costs.

NW Natural also contracts with an independent energy marketing company to capture opportunities regarding storage and pipeline capacity when those assets are not serving the needs of NWN Gas Utility business customers. Asset management activities provide opportunities for cost of gas savings for customers and incremental revenues for NW Natural through regulatory incentive-sharing mechanisms. These activities, net of the amount shared, are included in other for segment reporting purposes.

Gas Cost Recovery
Mechanisms for gas cost recovery are designed to be fair and reasonable, with an appropriate balance between the interests of customers and NW Natural. In general, natural gas distribution rates are designed to recover the costs of, but not to earn a return on, the gas commodity sold. Risks associated with gas cost recovery are minimized by resetting customer rates annually through the PGA and aligning customer and shareholder interests through the use of sharing, weather normalization, and conservation mechanisms in Oregon. See Part II, Item 7, "Results of Operations—Regulatory Matters".

Environmental Stewardship
Part of our gas supply strategy is working to reduce the carbon content and the environmental impacts of the energy we deliver. To that end, NW Natural developed and implemented an emissions screening tool that uses Environmental Protection Agency (EPA) data to calculate the relative emissions intensity of gas producer operations and prioritize purchases from lower emitting producers. In 2019, we implemented this emissions intensity screening tool alongside other purchasing criteria such as price, credit worthiness and geographic diversity. We view this as a cost-effective way to reduce carbon emissions associated with our natural gas supply.

NW Natural is focused on taking steps to lower emissions on behalf of customers by purchasing environmental attributes that are generated by the production of renewable natural gas (RNG). Under Oregon Senate Bill 98, NW Natural can purchase RNG or invest in RNG facilities, which generate these environmental attributes known as Renewable Thermal Certificates (RTCs). In 2019, the Washington State legislature also passed a bill supporting RNG procurement, House Bill 1257. The RTCs work like renewable energy certificates, or RECs, used in electricity markets. RTCs are verified and certified by the Midwest Renewable Energy Tracking System (M-RETS). The M-RETS Renewable Thermal Tracking System issues one RTC for every dekatherm of RNG injected into the gas system. NW Natural enters into contracts for the purchase of RNG and RTCs either through periodic request for proposals or through formal offerings or informal requests. See Part II, Item 7, "Results of Operations—Regulatory Matters".

In addition to purchases of RNG, NW Natural has piloted a hydrogen blend in pipelines serving its Sherwood Operations and Training Center. NW Natural has successfully tested a blend of up to 20% hydrogen. The tests met the safety protocols established by PHMSA Part 192.

NW Natural is subject to the requirements of the Washington CCA cap-and-invest program, and is also subject to Oregon's CPP. NW Natural has modeled pathways to compliance with the CCA and CPP in its most recent IRP. While costs associated with each possible compliance pathway differ, we are recovering costs associated with compliance with the current CCA and CPP in rates.

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

NW Natural incurs monthly demand charges related to firm pipeline transportation contracts. These contracts have expiration dates ranging from 2026 to 2061. The largest pipeline agreements are with Northwest Pipeline. NW Natural actively works with Northwest Pipeline and others to renew contracts in advance of expiration to ensure gas transportation capacity is sufficient to meet customer needs.

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

Natural gas distribution businesses are likely to be subject to greater federal and state regulation in the future. Additional operating and safety regulations from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) are currently under development. In January 2025, PHMSA released the final rulemaking: Gas Pipeline Leak Detection and Repair. The rulemaking includes congressional mandates from the PIPES (Protecting our Infrastructure of Pipelines and Enhancing Safety) Act of 2020 to reduce methane emissions from new and existing gas transmission, distribution, gathering, underground storage, and LNG facilities. The unpublished rulemaking was placed on a regulatory freeze by the new presidential administration and is expected to undergo additional review and amendment. In September 2023, PHMSA issued a notice of proposed rulemaking: Safety of Gas Distribution Pipelines and Other Pipeline Safety Initiatives. The proposed rulemaking requires operators to update distribution integrity management programs, emergency response plans, operations and maintenance manuals, and other safety practices. In May 2025, PHMSA published an Advance Notice of Proposed Rulemaking (ANPRM) on Repair Criteria for Hazardous Liquid and Gas Transmission Pipelines and proposed amendments to Liquefied Natural Gas (LNG) facility safety standards. NW Natural does not foresee a significant impact of these rulemakings on our business given the modern materials used in our system. However, we continue to monitor developments closely, particularly regarding methane reduction requirements, repair criteria, and LNG facility standards, to ensure compliance and maintain safe and reliable operations.

Mist Gas Storage Operations
The Mist gas storage facility began operations in 1989 and has been expanded twice previously. The first expansion in 2001 (Interstate Storage Facility) and again in 2019 (North Mist Gas Storage Facility). The Mist facility benefits from limited competition as there are few storage facilities in the Pacific Northwest region. Therefore, NW Natural not only serves its core natural gas utility customers, it also has the ability to acquire high-value, multi-year contracts for capacity that is not dedicated to its core customers today. Currently, our Mist Storage Operations has a total of 21.6 Bcf with the following customers:

•Gas Utility Storage: 13.1 Bcf used to provide gas storage for the NWN Gas Utility business and included in the NWN Gas Utility segment.
•Interstate Storage: 4.4 Bcf serving Interstate customers and contracted with other utilities, and third-party marketers with these results reported in other.
•North Mist Storage: 4.1 Bcf contracted solely to Portland General Electric to fuel its gas-fired electric power generation facilities and included in the NWN Gas Utility segment.

Gas Utility Storage
The overall Gas Utility and Interstate Storage facility with 17.5 Bcf of storage consists of seven depleted natural gas reservoirs, 21 injection and withdrawal wells, a compressor station, injection and withdrawal lines, and other related facilities. Of the 17.5 Bcf storage facility, 13.1 Bcf serves NWN Gas Utility customers. Under regulatory agreements with the OPUC and WUTC, gas storage at Mist can be developed in advance of NWN Gas Utility customer needs but is subject to recall when needed to serve such customers as their demand increases. When storage capacity is recalled for NWN Gas Utility purposes it becomes part of the NWN Gas Utility segment. As of May 1, 2025, 0.2 million therms per day of deliverability and 0.3 Bcf of associated non-utility Mist gas storage capacity was recalled to serve core customers. Customer rate increases related to this recall began for Oregon customers on October 31, 2025, and November 1, 2025 for Washington customers.

Interstate Storage Facility
Of the 17.5 Bcf facility, 4.4 Bcf serves Interstate customers. The interstate storage services are offered under a limited jurisdiction blanket certificate issued by FERC. Under NW Natural's interstate storage certificate with FERC, NW Natural is required to file either a petition for rate approval or a cost and revenue study every five years to change or justify maintaining the existing rates for the interstate storage service. Intrastate firm storage services in Oregon are offered under an OPUC-approved rate schedule as an optional service to certain eligible customers.

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

Mist Additional Expansion Potential
Mist has a number of depleted reservoirs that have not been developed into storage at this time. As a result, NW Natural has additional expansion opportunities in the Mist storage field. To explore our opportunities, we applied for an Energy Facility Siting Council (EFSC) permit and received approval in January 2025. The permit provides flexibility for potential upgrades and expansions. In February 2026, we announced a planned 4-5 Bcf expansion at our North Mist gas storage facility. This expansion is subject to certain conditions including the customers' final approval of project costs and notice to proceed. Storage expansion projects take multiple years to develop and put into service. We have not included any storage expansion costs within our planned capital expenditures outlined in “Financial Conditions – Investing Activities”. Any future expansion would be based on market demand, cost effectiveness, available financing, receipt of future permits, and other rights.

SiEnergy
SiEnergy owns regulated gas distribution utilities servicing residential and commercial customers through approximately 90,000 meters, primarily in the Dallas/Fort Worth, Houston, and Austin, Texas metro and surrounding areas. SiEnergy also serves transmission customers in Dallas/Fort Worth and Austin, Texas metro areas.

Customers within the areas serviced by SiEnergy include residential and commercial. No individual customer accounts for more than 10% of SiEnergy’s revenues. During 2025, residential and commercial customers accounted for 88% of SiEnergy’s volumes and 93% of margin. Transmission customers represented the remaining volumes and operating revenues.

Development efforts and market demand
Customer growth primarily comes from the following sources: single-family housing, primarily from new construction; multifamily housing new construction; and commercial buildings. Single-family new construction has consistently been SiEnergy's largest source of growth. Continued customer growth is closely tied to significant growth and development in the new construction market.

Competitive conditions
In its service areas, SiEnergy encounters competition based on preference for natural gas, compared with other energy alternatives and their comparative prices, as well as competition from other natural gas utilities. SiEnergy competes primarily to supply energy for space and water heating, cooking and clothes drying. Significant energy usage competition occurs between natural gas and electricity in the residential and small commercial markets. In Texas, the absence of defined service territories increases competitive intensity, as multiple gas utilities may compete directly to obtain business from developers, builders, and end-use customers. Competition among energy suppliers is based on price, efficiency, reliability, performance, preference, perception, market conditions, technology, federal, state, and local energy policy, and environmental impacts.

Developers and builders typically make the decision on the type of equipment, and therefore the energy source, at initial installation, generally locking in the chosen energy source for the life of the community. Changes in the competitive position of natural gas relative to electricity and other energy alternatives have the potential to cause a decline in consumption of natural gas or in the number of natural gas customers. In Texas, SiEnergy is also subject to competition from other local distribution companies who compete directly for gas sales to end users.

For residential, commercial, and transmission customers, SiEnergy primarily competes with providers of electricity and other fuel sources.

Seasonality of Business
SiEnergy's natural gas sales are seasonal in nature due to higher gas usage by residential and commercial customers during the cold winter heating months (November through March). Other categories of customers experience less seasonality in their usage.

Regulation and rates
Under Texas' regulatory paradigm, original jurisdiction over natural gas distribution rates is shared between the Railroad Commission of Texas (RRC) and the municipalities where the utility provides service. The RRC has exclusive original jurisdiction over natural gas utility rates in areas outside of municipalities. A municipality has original jurisdiction over the rates, operations and services provided by any gas utility distributing natural gas within city or town limits, unless it has surrendered its original jurisdiction to the RRC. However, any municipal rate decision can be appealed to the RRC, which will conduct its own review, including compiling a new evidentiary record. SiEnergy's last general rate case was settled in 2023 with new rates effective in September 2023.

In certain territories, between rate cases, SiEnergy can adjust rates through annual filings pursuant to the Gas Reliability Infrastructure Program (GRIP) statute. In the most recent rate case in 2023, where the territories were not eligible to file GRIP, the Commission found it reasonable to establish uniform rates for SiEnergy customers based on a system-wide cost of service. In 2025, SiEnergy made annual GRIP filings for the incorporated cities and unincorporated areas in its eligible service area. SiEnergy has suspended changing rates through GRIP until the next rate case.

SiEnergy does not currently have any open or ongoing general rate cases and is continuously evaluating the need for future general rate cases.

In June 2025, Texas House Bill 4384 was signed into law, allowing gas utilities in Texas to defer, and later recover, specific costs related to property, plant and equipment placed in service, but not yet reflected in base rates, including depreciation, ad valorem taxes, and carrying cost. The RRC is required to adopt rules to implement the new law within 270 days of the effective date. SiEnergy applied the new provisions to property, plant and equipment placed in service but not yet reflected in rates in 2025. The impact was not material for 2025.

For further discussion on our most recent general rate case, see Part II, Item 7, “Results of Operations – Regulatory Matters – Regulation and Rates”.

Gas Supply
SiEnergy sources its gas supply from producers and processors across Texas, the nation’s largest natural gas‑producing state, through contracts with a variety of natural gas marketers. SiEnergy maintains a diversified set of pipeline interconnects with both intrastate and interstate systems statewide. Alongside SiEnergy's supply agreements, the Railroad Commission of Texas’s Critical Infrastructure Division has standards for the natural gas supply chain during severe weather or emergencies to help ensure reliable upstream gas production and delivery.

Curtailment policies in SiEnergy's tariff prioritize household and critical facility service by allowing the reduction of non-critical industrial and commercial use if needed. A secondary source of supply during an extreme weather event is gas maintained in storage. SiEnergy holds contracts with CNG and LNG virtual pipeline providers for use during force majeure events and extreme weather. With sufficient pipeline reservations and supply contracts in place, SiEnergy does not anticipate issues meeting customer demand.

SiEnergy purchased 2.95 Bcf and 2.26 Bcf of natural gas supply in 2025 and 2024, respectively. These purchases were procured via seven evergreen contracts that span various pipelines and consist of varying terms from a diverse group of suppliers. Natural gas is acquired from natural gas processors, marketers and producers, which mitigates the impact of physical interruptions, natural disasters and unforeseen events on gas supply needed to meet customer demands. In managing natural gas supply portfolios, SiEnergy utilizes a combination of stored natural gas and seasonal reservation changes to reduce customer price volatility.

During 2025, there were five individual suppliers that provided 10% or more of SiEnergy gas supply requirements.

NWN Water Utility
NWN Water provides water and wastewater utility services (utility services) through its wholly-owned subsidiaries to approximately 81,000 water and wastewater connections to customers in Oregon, Washington, Idaho, Texas, and Arizona. NWN Water also provides operations, maintenance and management services (contract services) to water and wastewater system owners serving approximately 38,000 connections in Oregon, Washington, and California.

During 2025, utility services accounted for 87% of NWN Water's operating revenues. Public Utility Commission regulated utilities accounted for 64% of operating revenues, and an additional 23% of operating revenues come from water and wastewater utility services where NWN Water is the sole provider. Contract services account for the remainder. No individual customer accounts for more than 10% of NWN Water's revenue.

Customers in the areas serviced by NWN Water utility service and contract service businesses include residential, commercial, irrigation, and fire protection users. Residential and commercial customers make up the majority of the utility services business.

Development efforts and market demand
Historically, NWN Water has grown primarily through acquisitions of existing businesses. While we may pursue new strategic acquisitions or joint ventures in the future, our current strategy emphasizes organic growth, including expanding our existing water and wastewater service areas (including through exclusive agreements for new developments) and expanding our contract services model.

Outside of growth through acquisitions, customer growth primarily comes from the following sources: single-family housing, primarily from new construction; multifamily housing new construction; and commercial building new construction. Single-family and multi-family housing new construction has consistently been our largest source of non-acquisition related growth.

Competitive conditions
NWN Water regulated utilities have no direct competition from other water providers because they operate in service areas pursuant to franchises, charters, certificates of public convenience and necessity or similar authorizations issued by state utility commissions. Our utilities that are not regulated by state utility commissions are regulated by other state and local agencies (such as a department of environmental quality), which, in some cases, provide us exclusive service areas and, in many cases, create a barrier to market entry. NWN Water faces competition when purchasing water rights, pursuing exclusive service rights for new developments, and executing strategic acquisitions. Competition in contract services comes primarily from other contract service companies that provide the same type of operations, maintenance and management services.

Sources
The NWN Water utility services business generally own the physical assets used to source, store, pump, treat and deliver water to its customers and collect, treat, and dispose of wastewater from its customers. Generally, water utility operations obtain water supply from wells or surface water sources. Our water operations are primarily self-supplied. An immaterial portion of our water supply is purchased from other water suppliers.

We continuously monitor demands against the capacity of our supply and believe water supply is sufficient to meet the requirements of our customers. For areas that require water rights to acquire water supply, we believe that we have sufficient water rights or ability to purchase more to meet our demands.

Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats, contamination or other factors may limit the availability of ground and surface water. If any of the foregoing occur, our revenues and net income may be adversely affected. There have not been any supply restrictions that have materially impacted our business in the last year.

We believe our wastewater treatment facilities are generally sufficient to meet the requirements of our customers. Most of our wastewater is treated at our own facilities. We obtain and maintain appropriate permitting for our wastewater treatment facilities.

Regulation and Rates
The wholly-owned regulated water businesses of NWN Water are subject to regulation by the utility commissions in the states in which they are located, which currently includes Oregon, Washington, Arizona, Idaho, and Texas. In addition, NWN Water includes wholly-owned unregulated wastewater businesses in Oregon, Washington, and Idaho.

For further discussion on our most recent general rate cases, see Part II, Item 7, “Results of Operations – Regulatory Matters – Regulation and Rates”.

Water and wastewater operations are subject to extensive federal, state, and local regulations governing environmental protection, health and safety, water quality, and the collection, treatment, discharge, recycling, and disposal of wastewater. Key federal laws include the Safe Drinking Water Act, the Reduction of Lead in Drinking Water Act, and the Clean Water Act, along with various state and local requirements that may be more stringent. NWN Water is also regulated in the storage of hazardous materials, the management and disposal of hazardous and solid waste, and discharges to air and water. In addition, state public utility commissions set standards and conditions for the water and wastewater services the Company provides.

Seasonality
Water usage per customer varies throughout the year based largely on local weather patterns. Demand typically rises from May to September, when customers engage in greater irrigation usage. As a result, the largest share of operating revenues typically occur during the second and third quarters of the year. Extended dry conditions during these periods increase consumption, and warmer temperatures contribute to higher water usage. In certain circumstances, prolonged dry weather in our services areas could prompt governmental agencies to issue drought advisories or implement water-use restrictions, which would reduce customer usage during those periods. Our wastewater and services businesses do not experience significant seasonality.

OTHER

Certain businesses and activities of NW Holdings and NW Natural are aggregated and reported as other for segment reporting purposes.

NW Natural
The following businesses and activities are aggregated and reported as other under NW Natural, a wholly-owned subsidiary of NW Holdings:
•Interstate storage;
•natural gas asset management activities; and
•appliance retail center operations.

See "Interstate Storage Facility" section above in our descriptions of Mist Gas Storage Operations. The financial results of this business are included in NW Natural Other.

Asset Management Activities
NW Natural contracts with an independent energy marketing company to provide asset management services, primarily through the use of natural gas commodity exchange agreements and natural gas pipeline capacity release transactions. The results of these activities are included in other, except for the asset management revenues allocated to NWN Gas Utility business customers pursuant to regulatory agreements, which are reported in the NWN Gas Utility segment.

NW Holdings
These include the following businesses and activities aggregated under NW Holdings:
•NW Natural Renewables Holdings, LLC and its non-regulated renewable natural gas activities;
•a minority interest in the Kelso-Beaver Pipeline held by NW Holdings' wholly-owned subsidiary NNG Financial Corporation (NNG Financial); and
•holding company and corporate activities, including business development activities, as well as adjustments made in consolidation.

NWN Renewables
NWN Renewables is an unregulated subsidiary of NW Natural Holdings established to pursue unregulated RNG activities. Ohio Renewables, a subsidiary of NWN Renewables, has agreements with a subsidiary of EDL, a global producer of sustainable distributed energy, to secure RNG supply from two EDL facilities that convert landfill waste gases to RNG (EDL Facilities). Ohio Renewables paid $51.4 million to the EDL subsidiaries in 2024 on the completion of the production facilities. RNG production from the facilities began in 2024.

Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period at a contractually specified price. In December 2025, Ohio Renewables contracted to purchase additional RNG volumes produced by the EDL Facilities from a separate investment-grade counterparty for up to certain specified amounts in each of the calendar years from 2026 to 2036. Contracted purchase volumes are based on the EDL Facilities' production volumes set at contractually specified prices. Ohio Renewables has contracted to sell the supply obtained from the EDL Facilities at primarily fixed prices to investment grade counterparties.

Ohio Renewables has contracted to sell some of the RNG produced by the EDL Facilities up to certain specified volumes in each of the calendar years 2024 through 2026 to an investment-grade counterparty. We currently estimate RNG volumes to be sold pursuant to this agreement to be approximately 2,370,000 MMbtu over the life of the agreement, provided that such amounts of RNG are produced by the EDL Facilities during that period.

Ohio Renewables additionally has contracted to sell a fixed-volume of RNG under a long-term agreement with an investment-grade utility beginning in 2025 and extending through 2044. Amounts to be delivered under this agreement are estimated to be 375,000 MMbtu in 2026, 1,950,000 MMbtu annually in 2027 through 2030, and 2,325,000 MMbtu annually in years 2031 through 2034 and 2,775,000 MMbtu annually in years 2035 through 2043 and 1,513,770 MMbtu in 2044.Under the current contract, if less than 75% of the contracted volumes of RNG are delivered annually, Ohio Renewables is obligated to pay the per MMbtu price for volumes between the amount delivered and 75% of the contracted volumes on an annual basis.

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

NW Natural has received recovery of a portion of such environmental costs through insurance proceeds, seeks the remainder of such costs through customer rates, and believes recovery of these costs is probable. In both Oregon and Washington, NW Natural has mechanisms to recover expenses. Oregon recoveries are subject to an earnings test. See Part II, Item 7, "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery", and Note 2 and Note 17 to the Consolidated Financial Statements in Item 8 of this report for more information.

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

Employees
At December 31, 2025, our workforce consisted of the following:

NW Natural:
Unionized employees(1)	638
Non-unionized employees	660
Total NW Natural	1,298

Other Entities:
SiEnergy employees	134
Water and wastewater company employees	184
Other	3
Total other entities	321

Total Employees	1,619
(1)     Members of the Office and Professional Employees International Union (OPEIU) Local No. 11, AFL-CIO.

NW Natural's labor agreement with members of OPEIU covers wages, benefits, and working conditions. In May 2024, NW Natural's unionized employees ratified a collective bargaining agreement that is in effect June 1, 2024 through May 31, 2028, and is effective thereafter from year to year unless either party serves notice of its intent to negotiate modifications to the collective bargaining agreement. The terms of the collective bargaining agreement include the following items: a 6% wage increase effective June 1, 2024 and scheduled wage increases effective December 1 in the first year and each subsequent year of 4%; a 401(k) contribution of 4% for employees hired after our pension plan was closed on December 31, 2009; and a 401(k) match of 50% of the first 8% of savings. During calendar year 2025, NW Natural did not incur any work stoppages (strikes or lockouts), and therefore, experienced zero idle days for the year.

Certain subsidiaries may receive services from employees of other subsidiaries. Those services are generally charged to the entity receiving those services. When such services involve regulated entities, those entities receiving services are generally charged rates pursuant to shared services agreements that are filed with the applicable state regulatory commission, as applicable.

Safety
Safety is one of our greatest responsibilities to employees. In managing the business, we strive to foster a safety culture focused on prevention, open communication, collaboration, and a strong service and safety ethic. We believe employee safety is critical to our success. A portion of executives’ compensation is tied to achieving our identified safety metrics, and our Board of Directors regularly reviews company safety metrics and receives reports on matters of health and safety. NW Natural and NW Holdings' subsidiaries health and safety policies and procedures are designed to comply with applicable regulations, but we also work to go beyond compliance by striving to incorporate information we learn from benchmarking, peer reviews, and industry best practices.

As part of our commitment to employee health and safety, we maintain regular training programs, emergency preparedness procedures, and training and procedures to identify hazards and handle high-risk emergency situations. Employees complete classroom instruction and hands-on, scenario-based training at our training town facility in Oregon that allows employees to experience realistic situations in a controlled environment. We also host natural gas safety training events for ﬁrst responders, which are designed to prepare those first responders and NW Natural field employees to deliver an integrated, seamless response in the event of an emergency that involves or affects the natural gas system. We also have a learning management system that provides virtual training options and more efficiency and flexibility in how we train.

Employee Benefits and Support
To attract employees and meet the needs of our workforce, NW Natural and NW Holdings' subsidiaries strive to offer competitive compensation and benefits packages to employees. The benefits package options vary depending on type of employee and date of hire. NW Holdings and NW Natural continuously look for ways to support employees’ work-life balance and well-being and this is reflected in physical, mental and financial wellness programs to meet the needs of our employees and help them care for their families. Benefits available to employees during 2025 included, among others: healthcare and other insurance coverages, wellness resources, retirement and savings plans, paid time off programs, and flexible and hybrid work schedules, where possible, employee resource groups, and culture and community-focused resources and opportunities, and employee recognition programs and discounts.

Talent Attraction and Development
In order to implement our business strategy and serve our customers, we depend upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new and increasingly diverse employees as our older workforce retires. A significant portion of our workforce is currently eligible or will reach retirement eligibility within the next five years, and therefore, we are focused on efforts to attract, train, and retain appropriately qualified and skilled workers to prevent loss of institutional knowledge or skills gaps.

NW Natural and NW Holdings subsidiaries seek to provide its employees with growth and development opportunities through programs designed to build skills and relationships. These programs currently include: (i) a culturally relevant mentoring program that creates opportunities for career growth by building relationships; (ii) a tuition assistance program for qualified educational pursuits; (iii) an internal class that provides participants with a big-picture understanding of the industry and company operations, equipping them to see how they contribute to NW Natural and NW Holdings' subsidiaries success and identify opportunities for career growth; (iv) internal and external continuing educational courses relevant to areas of expertise; and (v) ongoing management and leadership training programs.

We regularly monitor employee engagement and satisfaction through a variety of tools, including our annual engagement survey that is designed to enable company leaders to gather valuable feedback and guidance from employees.

Creating a diverse and inclusive culture and workforce that reflects and supports the communities we serve contributes to long-term success. Our efforts in recruiting, promoting, and retaining talent with a wide range of backgrounds, building inclusive teams, and creating a culture that embraces differences are elements of our workforce strategy.

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

Legal, Regulatory and Legislative Risks
REGULATORY RISK. Regulation of NW Holdings’ and NW Natural’s regulated businesses, including changes in the regulatory environment, failure of regulatory authorities to approve rates, or an unfavorable outcome in regulatory proceedings may adversely impact NW Holdings’ and NW Natural’s financial condition and results of operations.

The OPUC and WUTC have general regulatory authority over NW Natural’s gas business in Oregon and Washington. In January 2025, NW Holdings acquired SiEnergy Operating, LLC (SiEnergy), which has multiple Texas gas utility subsidiaries regulated by the Railroad Commission of Texas. NW Holdings’ regulated water utility businesses are generally regulated by the public utility commission in the state in which a water business is located. These public utility commissions have broad regulatory authority, which may include, among other things: the rates charged to customers; authorized rates of return on rate base, including ROE; the amounts and types of securities that may be issued by our regulated utility companies, like NW Natural; services our regulated utility companies provide and the manner in which they provide them; the nature of investments our utility companies make; deferral and recovery of various expenses, including, but not limited to, pipeline replacement, environmental remediation and compliance costs, capital, information technology and other investments, commodity hedging expense, and certain employee benefit expenses such as pension costs; transactions with affiliated interests; regulatory adjustment mechanisms such as weather adjustment mechanisms, and other matters. The OPUC also regulates actions investors may take with respect to NW Natural and NW Holdings. Similarly, FERC has regulatory authority over NW Natural’s interstate storage services. Expansion of our businesses generally results in regulation by other regulatory authorities. For example, certain of NW Holdings’ water companies are regulated in Oregon, Washington, Idaho, Texas and Arizona, and in 2025, we acquired SiEnergy, which has multiple Texas gas utility businesses, each regulated by relevant municipalities as well as the Railroad Commission of Texas.

The costs that are deemed recoverable in rates and prices regulators allow us to charge for regulated utility service, and the maximum FERC-approved rates FERC authorizes us to charge for interstate storage and related transportation services, are the most significant factors affecting both NW Natural’s and NW Holdings’ financial position, results of operations and liquidity. State utility regulators have the authority to disallow recovery of costs they find imprudently incurred or otherwise disallowable, and rates that regulators allow may be insufficient for recovery of costs we incur. We expect to continue to make expenditures to expand, improve and safely operate our gas and water utility distribution and gas storage systems, and to work toward reducing emissions from our gas systems. Regulators can deny recovery of those costs. Furthermore, while each applicable state regulator has established an authorized rate of return for our regulated utility businesses, we may not be able to achieve the earnings level authorized. Moreover, in the normal course of business we may place assets in service or incur higher than expected levels of operating expense before rate changes become effective to recover those costs (referred to as regulatory lag). The failure of any regulatory commission to approve requested rate increases on a timely basis could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and liquidity. Further, even if rate increases are approved on a timely basis, the regulatory decision can be challenged through a judicial appeal, and adverse outcomes related to challenges could affect NW Holdings’ or NW Natural’s financial condition, results of operations and liquidity.

As companies with regulated utility businesses, we frequently have dockets open with our regulators, including NW Natural’s general rate case filed with the WUTC in August 2025. The regulatory proceedings for these dockets typically involve multiple parties, including governmental agencies, consumer, environmental, and other advocacy groups, and other third parties. Each party advocates for the interests that they represent, which may include lower rates, additional regulatory oversight over the company, limitations on growth or phasing out of the gas system, decisions that favor electrification, or advancing other interests. We cannot predict the timing or outcome of these proceedings, or the effects of those outcomes on NW Holdings’ and NW Natural’s results of operations and financial condition.

Moreover, legislative changes may affect our regulatory environment. For example, the recently enacted Oregon House Bill 3179 (HB 3179) restricts NW Natural and other utilities from filing a new general rate case within 18 months of the effective date of the last general rate increase. This restriction remains in effect until the earlier of January 2, 2027 or the implementation of OPUC rules for multi-year rate plans. Although NW Natural has filed with the OPUC a request for an alternative rate mechanism to recover certain capital expenditures during this period, the inability to file a general rate case could delay recovery of operating costs or capital expenditures and limit NW Natural’s flexibility to respond to changing economic conditions, costs, or regulatory developments, which could adversely affect NW Holdings’ or NW Natural’s liquidity, financial condition or results of operations.

REGULATION, COMPLIANCE AND TAXING AUTHORITY RISK. NW Holdings and NW Natural are subject to governmental regulation, and compliance with local, state and federal requirements, including taxing requirements, and unforeseen changes in or interpretations of such requirements could affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings, NW Natural and their subsidiaries are subject to regulation by federal, state and local governmental authorities. We are required to comply with a variety of laws and regulations and to obtain authorizations, permits, approvals and certificates from governmental agencies in various aspects of our business. Significant changes in federal, state, or local governmental leadership can accelerate or amplify changes in existing laws or regulations, or the manner in which they are interpreted or enforced. For instance, the 2024 United States Presidential election has resulted in and may result in further leadership changes in many federal administrative agencies. Moreover, the 2024 election has resulted in in a wide range of new policies, executive orders, rules, initiatives and other changes to fiscal, tax, regulation, trade, environmental, climate and other federal policies, many of which have components that affect the energy and utilities sectors. Similarly, we could continue to face significant legislative, regulatory and other policy changes at the state level or in the local jurisdictions in which we operate. For example, in 2025, Oregon adopted legislation aimed at addressing utility customer rate impacts and utility regulatory oversight, and other jurisdictions may consider similar legislation aimed at addressing affordability going forward. We cannot predict the impact of any such legislation on our rate structure, process or ability to apply regulatory accounting mechanisms. As we continue to expand our businesses into new states, we may be subject to additional legal, regulatory or taxing requirements. For example, certain of NW Holdings’ water companies are regulated in Idaho, Texas and Arizona, and in 2025, we expanded our gas business to Texas with the acquisition of SiEnergy. In addition, foreign governments may implement changes to their policies, in response to changes to U.S. policy or otherwise. Although we cannot predict the impact, if any, of these changes to our businesses, they could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

We cannot predict changes in laws, regulations, interpretations or enforcement or the impact of such changes. Additionally, any failure to comply with existing or new laws and regulations could result in fines, penalties or injunctive measures. For example, under the Energy Policy Act of 2005, the FERC may assess civil penalties under the Natural Gas Act for violations of FERC’s requirements up to approximately $1.6 million per day for each violation. In addition, as we expand our businesses and the regulatory environment for our businesses increases in complexity, the risk of inadvertent noncompliance may also increase. New or amended laws and regulations or failure to comply with such laws or regulations could negatively influence NW Holdings’ or NW Natural’s operating environment and results of operations. There is uncertainty as to how our regulators will reflect the impact of the legislation and other government regulation in rates. The resulting ratemaking treatment may negatively affect NW Holdings’ or NW Natural’s financial condition and results of operations.

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

Although we believe that natural gas serves an important role in helping our region reduce GHG emissions and move to a more resilient lower-carbon energy system, certain advocacy groups have opposed the use of natural gas as a fuel source altogether and have pursued policies that limit, restrict, or impose additional costs on, the use of natural gas in a variety of contexts. Concerns raised about the use of natural gas include the potential for natural gas explosions or delivery disruptions, methane leakage along production, transportation and delivery systems, and end-use equipment, and contribution of natural gas energy use to GHG emission levels and global warming. Similarly, concerns have also been raised regarding the use of RNG or hydrogen in place of conventional natural gas. In addition, studies and claims by advocacy groups contend that there are detrimental indoor public health effects associated with the use of natural gas, which may also impact public perception. Shifts in public sentiment due to these concerns or others that may be raised may impact further legislative initiatives, regulatory actions, and litigation, as well as behaviors and perceptions of customers, investors, lawmakers, and regulators.

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

If we can no longer apply regulatory accounting, we could be required to write off our regulatory assets and be precluded from the future deferral of costs not recovered through rates at the time such amounts are incurred, even if we expect to recover these amounts from customers in the future.

The criteria for the application of regulatory accounting is highly specific, and legislative or regulatory changes to our rate structure or processes could impact our ability to apply regulatory accounting in the future.

Growth and Strategic Risks
STRATEGIC TRANSACTION RISK. NW Holdings’ and NW Natural’s ability to successfully complete strategic transactions is subject to significant risks, which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations, and cash flows.

From time to time, NW Holdings and NW Natural have pursued and may continue to pursue strategic transactions including mergers, acquisitions, combinations, divestitures, joint ventures, business development projects or other strategic transactions, including in the gas, water and renewables sectors. For example, in 2025, NW Holdings completed the acquisitions of SiEnergy and Pines Holdings, Inc. (Pines), among others, and while we consider these acquisitions to be an important component of our growth strategy, we may face unexpected costs or challenges associated with integration of the business or otherwise fail to achieve the expected benefits. Any strategic transactions involve substantial risks, including the following:

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
•our forecasts and projections regarding customer and business growth, financial performance, or economic and market conditions may prove to be incorrect;
•there may be difficulties in integration or higher than expected operation costs of new businesses;
•there may exist liabilities (including, legal, tax, environmental, financial or other liabilities) that were not disclosed to us, that exceed our estimates, or for which our rights to indemnification from the seller are limited;
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

Business development projects involve many risks. We have recently or are currently engaged in several business development projects, including, but not limited to, several gas, gas storage, water, wastewater, water services and RNG projects, non-regulated investments in RNG projects, and purchasing, marketing and reselling of RNG and its associated attributes. We may also engage in other business development projects such as investments in additional long-term gas reserves, gas storage projects, CNG refueling stations, power to gas, power generation, hydrogen projects, carbon capture projects, geothermal projects or other similar projects. For example, we are currently planning an approximately 4-5 Bcf expansion of our North Mist gas storage facility. This expansion is subject to certain conditions including the customers' final approval of project costs and notice to proceed, as well as the receipt of required permits and authorizations. If these approvals are delayed or not obtained, we may not achieve the benefits of the project on our expected timeline or at all. Moreover, all of our business development activities are subject to uncertainties and changed circumstances and may not reach the scale expected, be successful or perform as anticipated. Additionally, we may not be able to obtain required governmental permits and approvals to complete our projects in a cost-efficient or timely manner, potentially resulting in delays or abandonment of the projects. We could also experience issues such as: technological challenges; ineffective scalability; failure to achieve expected outcomes; unsuccessful business models; startup and construction delays; construction cost overruns; challenges in attracting customers or partners or increased competition for new projects; reliance on or inability to direct third parties; disputes with contractors or other third parties; the inability to negotiate acceptable agreements such as rights-of-way, easements, construction, gas supply or other material contracts; failure or delay in receiving applicable permits; changes in customer demand, perception or commitment; public opposition to projects; changes in market conditions; marketing risk and changes in market regulation, behavior or prices, market volatility or unavailability, including markets for RNG and its associated attributes or other environmental attributes; the inability to receive expected tax or regulatory treatment (including any applicable tax incentives or credits for renewable fuels); and operating cost increases. Additionally, we may be unable to finance our business development projects at acceptable costs or within a scheduled time frame necessary for completing the project. Any of the foregoing risks, if realized, could result in business development efforts failing to produce expected financial results and the project investment becoming impaired, and such failure or impairment could have an adverse effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

JOINT PARTNER RISK. Investing in business development projects through partnerships, joint ventures or other business arrangements affects our ability to manage certain risks and could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

We use joint ventures and other business arrangements to manage and diversify the risks of certain development projects and investments, including NW Natural’s gas reserves agreements, certain RNG projects, and certain of NW Holdings’ subsidiaries’ unregulated RNG projects and water platform investments. NW Holdings or NW Natural currently has and may further acquire or develop part-ownership interests in other projects in the future, including but not limited to, natural gas, water, wastewater, water services, renewables or other projects. Under these arrangements, we may not be able to fully direct the management and policies of the business relationships, and other participants in those relationships may act contrary to our interests, including making operational decisions that could negatively affect our costs and liabilities. In addition, other participants may withdraw from the project, divest important assets, become financially distressed or bankrupt, be subject to additional regulatory or legal requirements, or have economic or other business interests or goals that are inconsistent with ours. For example, NW Natural has two investments in RNG development projects that access biogas derived from water treatment at Tyson Foods' processing plants in Nebraska. In November 2025, Tyson Foods announced its intent to end its operations at its Lexington facility, one of these two plants in Nebraska. Although we do not expect the closure to have a material impact on NW Holdings' or NW Natural's financial condition or results of operations, we continue to monitor developments. In addition, we have in the past and may in the future become involved in disputes with our business partners, which could result in additional cost or divert management’s attention.

NW Natural’s gas reserves arrangements, which operate as a hedge backed by physical gas supplies, involve several risks, including: lower than expected or no gas production volumes; higher than expected operating costs; operational disruptions or a complete shut-in of the field; and one or more participants in one of these gas reserves arrangements becoming financially insolvent or acting contrary to NW Natural’s interests. For example, Jonah Energy, the counterparty in NW Natural’s gas reserves arrangement, no longer maintains any company credit ratings. While NW Natural monitors Jonah Energy’s financial condition and may take appropriate actions to preserve NW Natural’s interests, it does not control Jonah Energy’s financial condition or continued performance under the gas reserves arrangement. The cost of the original gas reserves venture is currently included in customer rates and additional wells under that arrangement are recovered at specific costs. The occurrence of one or more of these risks could affect NW Natural’s ability to recover this hedge in rates. Further, regulators may ultimately determine to not include all or a portion of new gas reserves arrangements or future transactions in rates. The realization of any of these situations could adversely impact NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

CUSTOMER GROWTH RISK. NW Holdings’ and NW Natural’s margin, earnings and cash flow may be negatively affected if we are unable to sustain customer growth rates.

Regional economic conditions, including slower housing market and construction activity across our service territories, may adversely affect our businesses’ long-term growth prospects. For example, our gas businesses' margins and earnings growth have largely depended upon the sustained growth of their residential and commercial customer base due, in part, to the new construction housing market, conversions of customers to natural gas from other energy sources and growing commercial use of natural gas. At NW Natural, the company has recently experienced housing starts below historical levels in its service territory, and if such conditions continue, or if similar conditions were to occur broadly across our businesses due to economic conditions, interest rates, or other market factors, our revenue opportunities could be adversely impacted. Prolonged weakness in housing markets or demographic shifts toward areas outside our service territories could further constrain growth and financial performance.

Building codes and other regulations recently enacted and others under consideration in NW Natural’s territory have had or may have the effect of reducing our natural gas customer growth rate. While we expect these types of regulations to be subject to legal challenge, we cannot predict the outcome of any such challenge. For example, NW Natural, along with a coalition of other plaintiffs, is currently challenging building codes implemented in Washington that increase the cost of new construction incorporating natural gas. The State of Oregon, and certain other jurisdictions in Oregon and Washington are considering similar measures. Additionally, in connection with the resolution of NW Natural’s general rate case, on October 25, 2024, the OPUC issued an order ordering the phase out of NW Natural’s line extension allowance by November 1, 2027. Insufficient customer growth, for economic, political, public perception, policy, cost competitiveness or other reasons could adversely affect NW Holdings’ or NW Natural’s utility margin, earnings and cash flows.

RISK OF COMPETITION. Our businesses are subject to competition which could negatively affect NW Holdings’ or NW Natural’s results of operations.

In the residential and commercial markets, our natural gas distribution businesses compete primarily with suppliers of electricity, fuel oil, and propane. In the industrial market, we compete with suppliers of all forms of energy. Competition among these forms of energy is based on price, efficiency, reliability, performance, market conditions, technology, federal, state and local governmental regulation, actual and perceived environmental impacts, and public perception. Technological developments such as electric heat pumps, batteries or other alternative technologies, or building code or other regulations or restrictions affecting the cost or ability to use certain gas appliances, could erode our competitive advantage. If natural gas prices are high relative to other energy sources, or if the cost, environmental impact or public perception of such other energy sources improves relative to natural gas, it may negatively affect our ability to secure new customers or retain our existing customers, which could have a negative impact on our customer growth rate and NW Holdings’ and NW Natural’s results of operations.

Our current growth strategy includes pursuing greenfield business development activities, for which we compete with other utilities and service providers for new developments. Competition from incumbent utilities or alternative providers may limit our ability to secure new contracts, or require additional investment or costs to remain competitive. If we are unable to successfully execute our business development strategy or if competitive pressures intensify, our long‑term growth prospects, revenue opportunities, and financial performance could be adversely affected.

Our natural gas storage operations compete primarily with other storage facilities and pipelines. Increased competition in the natural gas storage business could reduce the demand for our gas storage services, drive prices down for our storage business, and adversely affect our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows, which could adversely affect NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

Operational Risks
OPERATING RISK. Transportation, storage and distribution of gas and liquid fuels, as well as water and wastewater, involves numerous risks that may result in accidents and other operating risks and costs, which may not be fully covered by insurance, and which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

NW Holdings and NW Natural are subject to all of the risks and hazards inherent in the businesses of gas and liquid transmission, distribution and storage, water distribution, and water and wastewater services including:
•earthquakes, wildfires, floods, storms, freezes, landslides, hurricanes, and other severe weather incidents and natural hazards;
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

•failure of gas or water storage reservoirs;
•inadequate supplies of RNG, natural gas or water or contamination of water supplies;
•operating costs that are substantially higher than expected;
•higher maintenance costs or service disruption due to the need to replace or repair aging infrastructure;
•failure to secure or maintain necessary rights-of-way, easements, property rights, permits and other rights necessary to operate or business or complete projects;
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

For example, TC Pipelines, LP (TC Pipelines) previously identified the presence of a chemical substance, dithiazine, at several facilities on the system of its subsidiary, Gas Transmission Northwest (GTN), and those of some upstream and downstream connecting pipeline facilities. A portion of NW Natural’s gas supplies from Canada are transported on GTN’s pipelines. TC Pipelines has reported that dithiazine can drop out of gas streams in a powdery form at some points of pressure reduction (for example, at a regulator), and that significant accumulations may impair equipment performance, potentially increasing preventive and corrective maintenance costs. Although NW Natural has not detected significant quantities of dithiazine on its system to date, we continue to monitor for its presence and could in the future identify increased levels of dithiazine or other compounds that may adversely affect system performance or end‑use equipment.

These and other operational risks could result in disruption of service, personal injury or loss of human life, damage to and destruction of property and equipment, pollution or other environmental damage, breaches of our contractual commitments, and may result in curtailment or suspension of operations, which in turn could lead to significant costs and lost revenues. Further, because our pipeline, storage and distribution facilities are in or near populated areas any loss of human life or property or adverse financial outcomes resulting from such events could be significant. We could be subject to lawsuits, claims, and criminal and civil enforcement actions. Additionally, we may not be able to maintain desired levels of insurance, and the insurance coverage we do obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses, which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

SAFETY REGULATION RISK. NW Holdings and NW Natural may experience increased federal, state and local regulation of the safety of our systems and operations, which could adversely affect NW Holdings’ or NW Natural’s operating costs and financial results.

Natural gas operators are subject to robust, ongoing federal, state and local regulatory oversight, which intensifies in response to incidents. For example, the 2020 Protecting our Infrastructure of Pipelines and Enhancing Safety Act (PIPES Act) prompted PHSMA to issue three rulemakings impacting transmission lines, gathering lines, and valve automation in response to past incidents in other parts of the country.

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

We expect there to be increased costs associated with compliance with new safety laws and regulations, and those costs could be significant. If these costs are not recoverable in our customer rates, they could have a negative impact on NW Holdings’ and NW Natural’s operating costs and financial results.

RELIANCE ON THIRD PARTIES TO SUPPLY, DELIVER, AND/OR OPTIMIZE NATURAL GAS, RNG AND ENVIRONMENTAL ATTRIBUTES OR CREDITS RISK. We rely on third parties to supply or optimize natural gas, RNG, storage or pipeline capacity, and environmental attributes or credits, and limitations on our ability to obtain supplies, engage in effective optimization, or failure to receive expected supplies, could have an adverse impact on NW Holdings’ or NW Natural’s financial results.

Our ability to secure natural gas, RNG and environmental attributes or credits depends upon our ability to purchase and receive delivery of them from third parties. We, and in some cases our suppliers, do not have control over the availability of natural gas, RNG or environmental attributes or credits, competition for those supplies, disruptions in those supplies, priority allocations on transmission pipelines, markets for those supplies, or pricing and other terms related to such supplies. Additionally, third parties that we may rely on may fail to deliver supplies for which it has contracted. For example, in October, 2018, a 36-inch pipeline near Prince George, British Columbia owned by Enbridge ruptured, disrupting natural gas flows from Canada into Washington while the ruptured pipeline and an adjacent pipeline were assessed and the ruptured pipeline was repaired. Once repaired, pressurization levels for those pipelines were reduced for a significant period of time for assessment and testing. In addition, pipeline restrictions resulting from planned or unplanned maintenance events outside of our control, which may increase in duration and frequency as infrastructure ages, could impact gas supply and pricing. If we are unable or limited in our ability to obtain natural gas, RNG or environmental attributes or credits from our current suppliers or new sources, we may not be able to meet customers' gas requirements or regulatory or compliance requirements, and would likely incur costs associated with actions necessary to mitigate service disruptions or regulatory compliance, which could significantly and negatively impact NW Holdings’ and NW Natural’s results of operations.

We also contract with an independent energy marketing company to provide asset management services regarding storage and pipeline capacity when those assets are not serving the needs of NWN Gas Utility customers. We may not be able to fully direct these transactions, or the counterparty to these arrangements may act contrary to our interests, become financially distressed or have economic or other business interests or goals that are inconsistent with ours. Failure to effectively optimize our assets could result in a negative impact on NW Holdings' and NW Natural’s financial condition, revenues and results of operations.

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

GAS STORAGE THIRD PARTY PIPELINE RISK. NW Natural’s gas storage business depends on third-party pipelines that connect our storage facilities to interstate pipelines, the failure or unavailability of which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

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

WORKFORCE RISK. NW Holdings’ and NW Natural’s businesses are heavily dependent on being able to attract and retain qualified employees and maintain a competitive cost structure with market-based salaries and employee benefits. Workforce disruptions could adversely affect NW Holdings’ or NW Natural’s operations and results.

NW Holdings’ and NW Natural’s ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain diverse, talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new and increasingly diverse employees as our largely older workforce retires. A significant portion of our workforce is currently eligible or will reach retirement eligibility within the next five years, which will require that we attract, train and retain skilled workers to prevent loss of institutional knowledge or skills gaps. We face competition for qualified personnel with specific skillsets. This competition may result in increased pressure on wages or other challenges in recruiting or retaining personnel. Without an appropriately skilled workforce, our ability to provide quality service and meet our regulatory requirements will be challenged and this could negatively impact NW Holdings' and NW Natural’s earnings. Additionally, approximately half of NW Natural workers comprising approximately 39% of NW Holdings’ total workforce, are represented by the OPEIU Local No. 11 AFL-CIO and are covered by a collective bargaining agreement that extends to May 31, 2028. Disputes with the union representing NW Natural employees over terms and conditions of their agreement, or failure to timely and effectively renegotiate the agreement upon its expiration, could result in instability in our labor relationship or other labor disruptions or work stoppages that could impact the timely delivery of gas and other services from our utility and storage facilities, which could strain relationships with customers and state regulators and cause a loss of revenues. The collective bargaining agreements may also limit our flexibility in dealing with NW Natural’s workforce, and the ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace, which may negatively affect NW Holdings’ and NW Natural’s financial condition and results of operations.

Environmental Risks
ENVIRONMENTAL LIABILITY RISK. Certain of NW Natural’s, and possibly NW Holdings’, properties and facilities may pose environmental risks requiring remediation, the costs of which are difficult to estimate, and which could adversely affect NW Holdings’ and NW Natural’s financial condition, results of operations, and cash flows.

NW Natural owns, or previously owned, properties that require environmental remediation or other action. NW Holdings or NW Natural may now, or in the future, own other properties that require environmental remediation or other action. NW Natural and

NW Holdings accrue all material loss contingencies relating to these properties. A regulatory asset at NW Natural has been recorded for estimated costs pursuant to a deferral order from the OPUC and WUTC. In addition to maintaining regulatory deferrals, NW Natural settled with most of its historical liability insurers for only a portion of the costs it has incurred to date and expects to incur in the future. To the extent amounts NW Natural recovered from insurance are inadequate and it is unable to recover these deferred costs in utility customer rates, NW Natural would be required to reduce its regulatory assets which would result in a charge to earnings in the year in which regulatory assets are reduced. In addition, in Oregon, the OPUC approved the SRRM, which limits recovery of deferred amounts to those amounts which satisfy an annual prudence review and an earnings test that requires NW Natural to contribute additional amounts toward environmental remediation costs above approximately $10 million in years in which NW Natural earns above its authorized ROE. To the extent NW Natural earns more than its authorized ROE in a year, it would be required to cover environmental expenses greater than the $10 million with those earnings that exceed its authorized ROE. The OPUC ordered a review of the SRRM in 2018 or when we obtain greater certainty of environmental costs, whichever occurred first. We submitted information for review in 2018 and believe we could be subject to further review. Similarly, in October 2019, the WUTC authorized an ECRM, which allows for recovery of certain past deferred and future prudently incurred remediation costs allocable to Washington through application of insurance proceeds and collections from customers, subject to an annual prudence determination. These ongoing prudence reviews, or with respect to the SRRM, the earnings test, or the periodic review could reduce the amounts NW Natural is allowed to recover and could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

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

Environmental liability estimates are based on current remediation technology, industry experience gained at similar sites, an assessment of probable level of responsibility, the terms of orders, judgments or decrees issued or obtained by regulators, and the financial condition of other potentially responsible parties. However, it is difficult to estimate such costs due to uncertainties surrounding the course of environmental remediation, the preliminary nature of certain site investigations, natural recovery of the site, unavoidable limitations associated with environmental investigations and remedial technologies, evolving science, the application of environmental laws that impose joint and several liabilities on all potentially responsible parties, and changes in federal, state or local environmental statutes, regulations or policies. These uncertainties and disputes arising therefrom could lead to further adversarial administrative proceedings or litigation, with associated costs and uncertain outcomes, all of which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

ENVIRONMENTAL REGULATION COMPLIANCE RISK. NW Holdings and NW Natural are subject to environmental regulations, compliance with which or failure to comply with, could adversely affect our operations or financial results.

NW Holdings and NW Natural are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local governmental authorities relating to protection of the environment, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and waste, groundwater quality and availability, plant and wildlife protection, the emitting of greenhouse gases, and other aspects of environmental regulation. For example, our natural gas operations are subject to reporting requirements to a number of governmental authorities including, but not limited to, the Environmental Protection Agency (EPA), the Oregon Department of Environmental Quality (ODEQ), and the Washington State Department of Ecology regarding greenhouse gas emissions. We are also required to reduce emissions of GHGs over time in accordance with the recently issued Oregon Climate Protection Program (CPP) and the Washington Climate Commitment Act (CCA). We expect that compliance with GHG emissions regulations will require additional resources and legislative or regulatory tools and will increase costs. The developing and changing guidance to implement the CCA and CPP, evolving carbon credit markets and other regulatory tool options, decades-long timeframes for compliance, likely changing and evolving laws and energy policy, and evolving technological advancements, all make it difficult to accurately predict long-term tools for and costs of compliance. Increased compliance costs or additional operating restrictions resulting from current and future additional environmental regulations at the local, state or national level may or may not be recoverable in customer rates, through insurance or otherwise. If these costs are not recoverable, or if these regulations reduce the desirability, availability, or cost-competitiveness of natural gas, they could have an adverse effect on NW Holdings’ or NW Natural’s operations or financial condition. Furthermore, failure to comply with such laws or regulations could subject us to possible enforcement actions, financial liability or litigation, any of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

GLOBAL CLIMATE CHANGE RISK. Our businesses may be subject to physical risks associated with climate change, all of which could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

Climate change may cause physical risks, including an increase in sea level, intensified storms, water scarcity, wildfire susceptibility and intensity and changes in weather conditions, such as changes in precipitation, average temperatures and extreme wind or other extreme weather events or climate conditions. Moreover, a significant portion of the nation’s gas infrastructure is located in areas susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to gas supply interruptions and price spikes. Fire risk is also significant in the western United States, including in our service territory, and may be elevated by warmer air temperatures, drought, wind and land management practices. Climate change may increase the likelihood and magnitude of damages that may be caused by fires, which may adversely affect our financial condition, results of operations, and cash flows.

These and other physical changes could result in disruptions to natural gas production and transportation systems potentially increasing the cost of gas and affecting our natural gas businesses’ ability to procure or transport gas to meet customer demand. These changes could also affect our distribution systems resulting in increased maintenance and capital costs, disruption of service, regulatory actions and lower customer satisfaction. Similar disruptions could occur in NW Holdings’ water utility and unregulated RNG businesses. To the extent we are unable to recover these costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future business, financial condition, or financial results could be adversely impacted. Additionally, to the extent that climate change adversely impacts the economic health or weather conditions of our service territory directly, it could adversely impact customer demand or ability to pay. Such physical risks could have an adverse effect on NW Holdings’ or NW Natural’s financial condition, results of operations, and cash flows.

PUBLIC PERCEPTION AND POLICY RISK. Changes in public sentiment or public policy with respect to natural gas, including through local, state or federal laws or legislation or other regulation (including ballot initiatives, executive orders or regulatory codes) or litigation, could adversely affect NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

There are a number of international, federal, state, and local legislative, legal, regulatory and other initiatives being proposed and adopted in an attempt to measure, control or limit the effects of global warming and climate change, including greenhouse gas (GHG) emissions such as carbon dioxide, nitrous oxide, and methane. These initiatives have and could continue to take a variety of forms including, but not limited to, GHG emissions limits, reporting requirements, carbon taxes, requirements to purchase carbon credits, building codes, increased efficiency standards, appliance taxes and fees, additional charges to fund energy efficiency activities or other regulatory actions, and incentives or mandates to conserve energy, or use renewable energy sources. Federal, state, or local governments may provide tax advantages and other subsidies to support alternative energy sources, withdraw funding from fossil fuel sources, mandate or restrict the use of specific fuels or technologies (including natural gas), or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. Moreover, federal policy shifts under the current presidential administration, including actions that could restrict, discourage or impose penalties on sustainability or decarbonization initiatives, could increase our costs or penalize or limit our ability to pursue renewable energy projects.

At the state level, effective beginning in 2023, the State of Washington enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that provides an overall limit for GHG emissions from major sources in the state and declines yearly to 95% below 1990 levels by 2050. NW Natural is currently subject to the CCA. Similarly, in Oregon, in November 2024, the ODEQ issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective January 1, 2025. The CPP establishes a program to limit GHG emissions from covered entities, including natural gas utilities, by 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. In addition, the State of Washington has implemented, and the State of Oregon and some local jurisdictions have considered or are considering, building codes that could have the effect of disfavoring or disallowing natural gas in residential or commercial new construction or conversions, including locations within our service territory. Certain local jurisdictions in our service territories have also considered or developed plans address GHG emissions, and engaged in a number of actions, including identifying potential revenue sources, like a gas supplier tax. Similarly, some jurisdictions and advocates are evaluating restricting the use of natural gas and certain natural gas appliances inside homes contending that there are detrimental indoor health effects associated with the use of natural gas. Some jurisdictions are also considering whether to impose carbon impact fees on buildings that use natural gas.

Such current or future legislation, regulation or other initiatives (including executive orders, ballot initiatives or ordinances) could impose on our natural gas businesses operational requirements or restrictions, additional charges to fund energy efficiency initiatives, or levy a tax based on carbon content. In addition, certain jurisdictions, including San Francisco, Seattle, Colorado, the District of Columbia, Maryland, and New York have enacted measures to ban or discourage the use of new natural gas hookups in various building types. Other jurisdictions, including several in our service territory, have considered or are currently considering similar restrictions or other measures discouraging the use of natural gas, such as limitations or bans on the use of natural gas in new construction, requiring the conversion of buildings to electric heat, or adopting policies or incentives to encourage the use of electricity in lieu of natural gas. Such restrictions could adversely impact customer growth or usage and could adversely impact our ability to recover costs and maintain reasonable customer rates. In addition, certain states, cities, local jurisdictions and private parties have initiated lawsuits against companies related to alleged climate change impacts, GHG emissions or climate-related disclosures. We have been named as a defendant in two such legal proceedings, each as described in more detail in Note 17 to the Consolidated Financial Statements. While we intend to diligently defend against such claims, we cannot predict the outcome of such litigation. Such climate-related claims or actions could be costly to defend and could negatively impact our business, reputation, financial condition, and results of operations.

NW Natural believes natural gas has an important role in moving the Pacific Northwest to a lower carbon future and is developing programs and measures to reduce carbon emissions. However, NW Natural’s efforts may not happen quickly enough to keep pace with legislation or other regulation, legal changes or public sentiment, or may be more costly or not be as effective as expected. Any of these initiatives, or our unsuccessful response to them, could result in us incurring additional costs to comply with the imposed policies, regulations, restrictions or programs, provide a cost or other competitive advantage to energy sources other than natural gas, reduce demand for natural gas, restrict our customer growth, impose costs or restrictions on end users of natural gas, impact the prices we charge our customers, increase the likelihood of litigation, reduce our access to capital, impose increased costs on us associated with the adoption of new infrastructure and technology to respond to such requirements which may or may not be recoverable in customer rates, and could negatively impact public perception of our services or products that negatively diminishes the value of our brand, all of which could adversely affect NW Holdings’ or NW Natural’s business operations, financial condition and results of operations.

Business Continuity and Technology Risks
BUSINESS CONTINUITY RISK. NW Holdings and NW Natural may be adversely impacted by local or national disasters, pandemics, political unrest, terrorist activities, cyber-attacks or data breaches, and other extreme events to which we may not be able to promptly respond, which could adversely affect NW Holdings’ or NW Natural’s operations or financial condition.

Local or national disasters (including but not limited to earthquakes, wildfires, floods, storms, freezes, landslides, hurricanes), pandemics, political unrest, terrorist activities, cyber-attacks and data breaches, power outages, and other extreme events are a threat to our assets and operations. Companies in critical infrastructure industries face a heightened risk due to being the target of, and having heightened exposure to, acts of terrorism or sabotage, including physical and security breaches of our physical infrastructure and information technology or operational technology systems in the form of cyber-attacks or other forms of attacks. These attacks could, among other things, target or impact our technology or mechanical systems that operate our distribution, transmission or storage facilities, or the safety and security of our employees, and result in a disruption in our operations, damage to our system and inability to meet customer requirements. Threatened or actual national disasters, pandemics or terrorist activities may also increase economic instability and volatility, disrupt capital or bank markets and our ability to raise capital or obtain debt financing, or impact our suppliers or our customers directly, including increasing volatility in the price of natural gas and other commodities or reducing customer demand for natural gas or water. Local disasters, pandemics, or civil unrest could disrupt our infrastructure or facilities, increase operating costs, or limit workforce availability to operate and maintain systems or perform essential business functions. Such events may also restrict our ability to collect overdue accounts or disconnect service for nonpayment within acceptable limits. A delayed or inadequate response could adversely affect operations and earnings. We may not be able to maintain sufficient insurance to cover all risks associated with local and national disasters, pandemic illnesses, terrorist activities, cyber-attacks and other attacks or events. Additionally, large scale natural disasters or terrorist attacks could destabilize the insurance industry making the insurance we do have unavailable, which could increase the risk that an event could adversely affect NW Holdings’ or NW Natural’s operations or financial results. Similarly, business disruptions may limit, delay or block public utility commissions’ ability to approve or authorize applications or other requests we may make with respect to our regulated businesses. Any of these occurrences, or the resulting effects could have a material adverse effect on our business, outlook, financial condition, and results of operations and cash flows.

RELIANCE ON TECHNOLOGY RISK. NW Holdings’ and NW Natural’s efforts to integrate, consolidate and streamline each of their operations has resulted in increased reliance on technology, the failure of which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings and NW Natural have undertaken, and will continue to undertake, a variety of initiatives to integrate, standardize, centralize and streamline operations. These efforts have resulted in greater reliance on technological tools such as: an enterprise resource planning system, technology associated with gas operations, a digital dispatch system, an automated meter reading system, a web-based ordering and tracking system, and other similar technological tools and initiatives. Our future success will depend, in part, on our ability to timely anticipate and adapt to technological changes in a cost-effective manner. New technologies may emerge that could be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures to remain competitive. Although we continue to implement technology to improve our business processes and customer interactions, failure to replace aging technological infrastructure on a timely basis could result in operational challenges, business disruptions, negative reputational impacts, and additional costs. In addition, our existing information technology systems require periodic modifications, upgrades and/or replacement. For example, NW Natural is implementing a new gas control system in the near future.

There are various risks associated with technology systems, including hardware and software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, programming mistakes and other inadvertent errors or deliberate human acts. In addition, we are dependent on a continuing flow of important components and appropriately skilled individuals to maintain and upgrade our technology systems. Our suppliers have previously faced disruptions, such as during the COVID-19 pandemic, and may face additional production or import delays due to natural disasters, strikes, lock-outs, political unrest, pandemics or other circumstances. Technology services provided by third-parties also could be disrupted due to events and circumstances beyond our control which could adversely impact our business, financial condition and results of operations.

Any modifications, upgrades, system maintenance or replacements subject us to inherent costs and risks, including disruption of our internal control structure, substantial capital expenditures, additional administrative and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, the difficulties with implementing new technology systems may disrupt our operations and have an adverse effect on our business, if not anticipated and appropriately mitigated. Additionally, we may not be able to recover all costs associated with projects to improve our technological capabilities, which may adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

CYBERSECURITY RISK. NW Holdings’ and NW Natural’s status as an infrastructure services provider coupled with its reliance on technology could result in a security breach which could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We have experienced, and may continue to experience, cyber incidents in the normal course of business. Although we take precautions to protect our technology systems, there is no guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems, including our operational technology and information technology systems, are adequate to safeguard against all security breaches or other cyberattacks. The cybersecurity risk to NW Holdings and its affiliates may be elevated to the extent that we acquire businesses with less mature information technology systems. Additionally, the facilities and systems of clients, suppliers and third-party service providers also could be vulnerable to cyber risks and attacks, and such third party systems may be interconnected to our systems. Therefore, an event caused by cyberattacks or other malicious act at an interconnected third party could impact our business and facilities similarly. The advancement and proliferation of AI may give rise to additional vulnerabilities and entry points for cyberattacks. As these potential cyber security attacks become more common and sophisticated, we could be required to incur costs to strengthen our systems or maintain insurance coverage against potential losses. Moreover, a variety of regulatory agencies are focused on cybersecurity risks, and specifically in critical infrastructure sectors. For example, the Transportation Security Administration (TSA) has published security directives and in November 2024, proposed formal rules mandating cybersecurity actions for critical pipeline owners and operators. Failure to meet the requirements of these directives or other cybersecurity regulations could result in fines or other penalties.

In addition, our businesses could experience breaches of security pertaining to sensitive customer, employee, and vendor information maintained by us in the normal course of business, which could adversely affect our reputation, diminish customer confidence, disrupt operations, materially increase the costs we incur to protect against, respond to, or recover from these risks, and subject us to possible financial liability or increased regulation or litigation. There is also a risk of exposure of confidential or proprietary data through the inadvertent use of open AI tools. All of these risks could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

Financial and Economic Risks
HOLDING COMPANY DIVIDEND RISK. As a holding company, NW Holdings depends on its operating subsidiaries, including NW Natural, to meet financial obligations and the ability of NW Holdings to pay dividends on its common stock is dependent on the receipt of dividends and other payments from its subsidiaries, including NW Natural.

As a holding company, NW Holdings’ only significant assets are the stock and membership interests of its operating subsidiaries, primarily NW Natural. NW Holdings’ direct and indirect subsidiaries are separate and distinct legal entities, managed by their own boards of directors, and have no obligation to pay any amounts to their respective shareholders, whether through dividends, loans or other payments. The ability of these companies to pay dividends or make other distributions on their common stock is subject to, among other things: their results of operations, net income, cash flows and financial condition, as well as the success of their business strategies and general economic and competitive conditions; the prior rights of holders of existing and future debt securities and any future preferred stock issued by those companies; and any applicable legal restrictions.

In addition, the ability of NW Holdings’ subsidiaries to pay upstream dividends and make other distributions is subject to applicable state law and regulatory restrictions. Under the OPUC and WUTC regulatory approvals for the holding company formation, if NW Natural ceases to comply with credit and capital structure requirements approved by the OPUC and WUTC, it will not, with limited exceptions, be permitted to pay dividends to NW Holdings. Under the OPUC and WUTC orders authorizing the holding company reorganization, NW Natural may not pay dividends or make distributions to NW Holdings if NW Natural’s credit ratings and common equity levels fall below specified ratings and levels. If NW Natural’s long-term secured credit ratings are below A- for S&P and A3 for Moody’s, dividends may be issued so long as NW Natural’s common equity is 45% or above. If NW Natural’s long-term secured credit ratings are below BBB for S&P and Baa2 for Moody’s, dividends may be issued so long as NW Natural’s common equity is 46% or above. Dividends may not be issued if NW Natural’s long-term secured credit ratings fall to BB+ or below for S&P or Ba1 or below for Moody’s, or if NW Natural’s common equity is below 44%. The ratio is measured using common equity and long-term debt excluding imputed debt or debt-like lease obligations and is determined on a preceding or projected 13-month basis.

EMPLOYEE BENEFIT RISK. The cost of providing pension and postretirement healthcare benefits is subject to changes in pension assets and liabilities, changing employee demographics and changing actuarial assumptions, which may have an adverse effect on NW Holdings’ or NW Natural’s financial condition, results of operations and cash flows.

Until NW Natural closed the pension plans to new hires, which for non-union employees was in 2006 and for union employees was in 2009, it provided pension plans and postretirement healthcare benefits to eligible full-time utility employees and retirees. As of December 31, 2025, approximately 21% of NW Natural’s current utility employees remain eligible for these plans. Other businesses we acquire may also have pension plans. The costs to NW Natural, or the other applicable businesses we may acquire, for providing such benefits is subject to change in the market value of the pension assets, changes in employee demographics including longer life expectancies, increases in healthcare costs, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used to calculate our future pension and postretirement healthcare expenses may differ materially from actual results due to significant market fluctuations and changing withdrawal rates, wage rates, interest rates and other factors. These differences may result in an adverse impact on the amount of pension contributions, pension expense or other postretirement benefit costs recorded in future periods. Sustained declines in equity markets and reductions in bond rates may have a material adverse effect on the value of the pension fund assets and liabilities. In these circumstances, NW Natural may be required to recognize increased contributions and pension expense earlier than it had planned to the extent that the value of pension assets is less than the total anticipated liability under the plans, which could have a negative impact on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

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

Our gas purchasing requirements expose us to risks of commodity price movements, while our use of debt and equity financing exposes us to interest rate, liquidity and other financial market risks. We attempt to manage these exposures with both physical hedges, including our storage and gas reserves transactions, which are hedges backed by physical gas supplies, and financial hedges, such as gas swaps and interest rate hedging arrangements. We may also enter into other types of financial and physical hedging arrangements from time to time. While we have risk management procedures for hedging in place, they may not always work as planned and cannot entirely eliminate the risks associated with hedging. Additionally, our hedging activities may cause us to incur additional expenses to obtain the hedge. We do not hedge our entire interest rate or commodity cost exposure, and the unhedged exposure will vary over time. Gains or losses experienced through NW Natural’s hedging activities, including carrying costs, generally flow through NW Natural’s PGA mechanism or are recovered in future general rate cases. However, the hedge transactions NW Natural enters into for utility purposes are subject to a prudence review by the OPUC and WUTC, and, if found imprudent, those expenses may be, and have been previously, disallowed, which could have an adverse effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

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

NW Holdings and NW Natural also have credit and performance exposure to derivative counterparties. Counterparties owing NW Holdings, NW Natural or their respective subsidiaries money, physical natural gas, RNG or environmental attributes could breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements to meet our normal business requirements. In that event, NW Holdings’ or NW Natural’s financial results could be adversely affected. Additionally, under most of NW Natural’s hedging arrangements, a downgrade of its senior unsecured long-term debt credit rating could allow its counterparties to require NW Natural to post cash, a letter of credit or other form of collateral, which would expose NW Natural to additional costs and may trigger significant increases in borrowing from its credit facilities or equity contribution needs from NW Holdings, if the credit rating downgrade is below investment grade. Further, based on current interpretations, each of NW Holdings, NW Natural and NWN Water is not considered a "swap dealer" or "major swap participant" as of 2025, so we are exempt from certain requirements under the Dodd-Frank Act. If we are unable to claim this exemption, we could be subject to higher costs for our derivatives activities, and such costs could have a negative impact on NW Holdings’ and NW Natural’s operating costs and financial results.

GAS PRICE RISK. Higher natural gas commodity prices and volatility in the price of gas may adversely affect our NWN Gas Utility business, whereas lower gas price volatility may adversely affect NW Natural’s interstate gas storage business and optimization portfolio, negatively affecting NW Holdings’ and NW Natural’s results of operations and cash flows.

The cost of natural gas is affected by a variety of factors, including weather, changes in demand, the level of production and availability of natural gas supplies, transportation constraints, availability and cost of pipeline capacity, federal, state and local energy and environmental policy, regulation and legislation, natural disasters and other catastrophic events, national and worldwide economic and political conditions, and the price and availability of alternative fuels. In recent years, we have experienced increased pricing and volatility in the current and forward gas markets. In addition, although tariffs imposed to date have not materially impacted our businesses, additional tariffs or trade restrictions, or a change in the terms of the United States-Mexico-Canada Agreement (USMCA), could increase the price of gas that we import from Canada or result in other costs across our businesses. At our gas businesses, the cost we pay for natural gas is generally passed through to customers through an annual purchased gas rate adjustment. If gas prices were to increase significantly and remain high, it could raise the cost of energy to our customers, potentially causing those customers to conserve or switch to alternate sources of energy. Sustained significant elevated prices could also cause new home builders and commercial developers to select alternative energy sources. Decreases in the volume of gas we sell could reduce NW Holdings or NW Natural’s earnings, and a decline in customers could slow growth in future earnings. Additionally, notwithstanding our gas businesses' current rate structure, higher gas costs could result in increased pressure on our regulators to seek other means to reduce rates, which also could adversely affect NW Holdings’ and NW Natural’s results of operations and cash flows.

Temporary gas price increases can also adversely affect NW Holdings’ and NW Natural’s operating cash flows, liquidity and results of operations. In Oregon, a portion (10% or 20%) of any difference between the estimated average PGA gas cost in rates and the actual average gas cost incurred is recognized as current income or expense. Additionally, purchased gas costs for utility purposes are subject to a prudence review by state regulatory agencies, and, if found imprudent, those expenses may be disallowed or not fully recovered, which could have an adverse effect on NW Holdings’ or NW Natural’s financial condition and results of operations.

Temporary or sustained higher gas prices may also cause us to experience an increase in short-term debt and temporarily reduce liquidity because it pays suppliers for gas when it is purchased, which can be in advance of when these costs are recovered through rates. Significant increases in the price of gas can also slow collection efforts as customers experience increased difficulty in paying their higher energy bills, leading to higher than normal delinquent accounts receivable resulting in greater expense associated with collection efforts and increased bad debt expense.

INABILITY TO ACCESS CAPITAL MARKET RISK. NW Holdings’ or NW Natural’s inability to access capital, or significant increases in the cost of capital, could adversely affect NW Holdings’ or NW Natural’s financial condition and results of operations.

NW Holdings’ and NW Natural’s ability to obtain adequate and cost effective short-term and long-term financing depends on maintaining investment grade credit profiles, perceptions of our business in capital markets, and the existence of liquid and stable financial markets. NW Holdings relies on access to equity, debt, and bank markets to finance equity contributions to subsidiaries and other business requirements. NW Natural relies on access to capital and bank markets, including commercial paper and bond markets, to finance its operations, construction expenditures and other business requirements, and to refinance maturing debt that cannot be funded entirely by internal cash flows. Disruptions in capital markets, including but not limited to, pandemics, political unrest, inflationary pressures, recessionary pressures, or rising interest rates could adversely affect our ability to access short-term and long-term financing or refinance maturing indebtedness. Our access to funds under committed credit facilities, which are currently provided by a number of banks, is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions in the bank or capital financing markets as a result of economic uncertainty, changing or increased regulation of the financial sector, or failure of major financial institutions, or disruptions in credit markets, could adversely affect NW Holdings’ and NW Natural’s access to capital and negatively impact our ability to run our businesses, achieve NW Natural’s authorized rate of return, and make strategic investments. In addition, public policy developments impacting natural gas, including through local, state or federal laws or legislation or other regulation (including ballot initiatives, executive orders or regulatory codes) or litigation, or perceptions in the financial markets in favor of investments that are perceived to be “green” or “sustainable” could result in a shift funding away from, or limit or restrict certain forms of funding for, natural gas businesses or otherwise impact our ability to access capital.

NW Natural is currently rated by S&P and Moody’s, and NW Holdings and SiEnergy are currently rated by S&P. A negative change in their respective credit ratings, particularly below investment grade, could adversely affect our cost of borrowing and access to sources of liquidity and capital. Such a downgrade could further limit our access to borrowing under available credit lines. Additionally, downgrades in NW Natural’s current credit ratings below investment grade could cause additional delays in NW Natural's ability to access the capital markets while it seeks supplemental state regulatory approval, which could hamper its ability to access credit markets on a timely basis. NW Holdings' credit profile is largely supported by NW Natural’s credit ratings and any negative change in NW Natural’s credit ratings could negatively impact NW Holdings’ access to sources of liquidity and capital and cost of borrowing. A credit downgrade could also require additional support in the form of letters of credit, cash or other forms of collateral and otherwise adversely affect NW Holdings' or NW Natural’s financial condition and results of operations.

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

NW Holdings reviews the carrying value of goodwill annually or whenever events or changes in circumstances indicate that such carrying value may not be recoverable. A goodwill impairment analysis begins with a qualitative analysis of events and circumstances. If the qualitative assessment indicates that the carrying value may be at risk, we will perform a quantitative assessment and recognize a goodwill impairment for any amount in which the fair value of a reporting unit exceeds its fair value. NW Holdings' total goodwill was $370.8 million as of December 31, 2025 and $183.8 million as of December 31, 2024. There have been no impairments recognized for acquisitions to date.

CUSTOMER CONSERVATION RISK. Customer conservation may negatively impact NW Holdings’ and NW Natural’s revenues.

Increased focus on energy conservation, including improved building practices and appliance efficiencies may lead customers to reduce energy consumption. Because revenues are collected largely through volumetric rates based on the amount of gas sold, increased conservation could reduce natural gas sales and adversely affect our results of operation. In Oregon, NW Natural has a conservation tariff designed to recover lost utility margin due to declines in residential and small commercial customers’ consumption. However, no comparable conservation tariff exists in Washington or for our gas business in Texas. Similar conservation risks exist for water utilities. As a result, customers’ conservation efforts may have a negative impact on NW Holdings' and NW Natural’s financial condition, revenues and results of operations.

ECONOMIC RISK. Changes in the economy and in the financial markets may have a negative impact on our financial condition and results of operations.

An economic slowdown could adversely affect our financial condition, results of operations, and cash flows. Economic volatility also makes it more difficult to accurately forecast, plan, and identify risks that may affect our business. Changes in economic conditions in our regional and global markets may lead to higher operating and financing costs; reduced demand for energy; increased customer payment delinquencies, bankruptcies, or write‑offs; slower housing construction or fewer conversions to natural gas; higher residential foreclosures or vacancies; and greater uncertainty in energy prices, capital markets, and commodity markets, as well as increased credit and supply‑chain risks. We continue to monitor current economic conditions, which include but are not limited to: inflation and interest rates, supply chain disruptions, tariffs, geopolitical volatility, and other regulatory, physical or cyber related risks impacting our business. These and other factors could adversely impact the markets in which we operate and contribute to a local, national, or global economic downturn or recession. The timing, severity, and duration of any such slowdown are uncertain, and any deterioration in economic or market conditions could have a material adverse effect on our business, financial condition, and results of operations.

WEATHER RISK. Warmer than average weather may have a negative impact on our revenues and results of operations.

We are exposed to weather risk in our natural gas businesses. A majority of NW Natural’s gas volume is driven by gas sales to space heating residential and small commercial customers during the winter heating season. Current NW Natural rates are based on an assumption of average weather. Warmer than average weather typically results in lower gas sales. Colder weather typically results in higher gas sales. Although the effects of warmer or colder weather on utility margin in Oregon are expected to be mitigated through the operation of NW Natural’s weather normalization mechanism, weather variations from normal, or extreme weather events, could adversely affect utility margin because NW Natural may be required to purchase more or less gas at spot rates, which may be higher or lower than the rates assumed in its PGA. Also, a portion of NW Natural’s Oregon residential and commercial customers (usually less than 10%) have opted out of the weather normalization mechanism, and approximately 12% of its customers are located in Washington where it does not have a weather normalization mechanism. SiEnergy, our gas utility in Texas similarly maintains a weather normalization mechanism, however, this mechanism may not fully mitigate the impact of unexpected or extreme weather in Texas. These effects could have an adverse effect on NW Holdings’ and NW Natural’s financial condition, results of operations and cash flows.

Water Business Risks
WATER SECTOR BUSINESS. NW Holdings' water, wastewater and water services businesses are subject to a number of risks in addition to the risks described above.

Our water businesses are subject to risks, in addition to those described above, including:
•Contamination of water supplies, including water provided to customers with naturally occurring or human-made substances or other hazardous materials such as perfluoroalkyl substances (PFAS), or disruptions to water treatment processes;
▪Wastewater discharges by third parties that contain unanticipated levels of chemical or other pollutants;
▪Interruptions in water supplies and service, weather conditions, natural disasters and droughts;
▪Insufficient water supplies, overuse of sources of water, protection of threatened species or habitats, limitations on or disputes with respect to water rights or supplies, or the inability to secure water rights or supplies at a reasonable cost
▪reliance on third parties for water supplies and transportation of such water supplies;
◦Disruptions to the wastewater collection and treatment process, including spills, overflows or system failures;
▪Regulatory and legal requirements, including environmental, health and safety laws and regulations and related compliance costs, such as the EPA’s regulation of PFAS;
▪The outcome of rate cases and other regulatory proceedings;
▪Operational risks, including customer and employee safety;
▪The ability to attract and retain customers to our water services business and competition for customers’ business; and
▪Conservation efforts by customers.

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

Although NW Holdings expects its water and wastewater utility operations and water services businesses will provide various benefits, including expanding customer bases, providing investment opportunities through infrastructure development and enhancing regulatory relationships in communities served, NW Holdings may not be able to realize these or other anticipated benefits. Achievement of such benefits is subject to a number of uncertainties, including our ability to operate acquired businesses in the manner intended and whether costs to finance the acquisitions and investments will be consistent with expectations, as well as whether we can successfully scale our investments in a reasonable period of time. Events outside of our control, including but not limited to regulatory changes or developments, could adversely affect our ability to realize the anticipated benefits from building NW Holdings’ water platform. The integration of newly acquired water, wastewater or water services businesses, particularly over noncontiguous geographic regions, may be unpredictable, subject to delays or changed circumstances, and such businesses may not perform as expected. In addition, our costs, level of management’s attention and internal resources to achieve the integration of or operate the acquired businesses may differ significantly from expectations resulting in failures or delays in achieving expected performance. We have previously acquired, and may make further investments in unregulated businesses on the water platform, including wastewater and water services businesses, which may result in additional uncertainty or volatility of earnings from these businesses. If NW Holdings' expectations regarding the financial results of its investments in water, wastewater or water services operations prove to be inaccurate, it may adversely affect NW Holdings' financial position or results of operations.

Non-Regulated RNG Risks
INVESTMENT RISK. NW Holdings’ expectations with respect to the financial results of its investments in non-regulated RNG investments are based on various assumptions and beliefs that may not prove accurate, resulting in failures or delays in achieving expected returns.

Although NW Holdings expects that its non-regulated RNG business will result in various benefits, including providing renewable fuels to support decarbonization in the utility, commercial, industrial and transportation sectors, NW Holdings may not be able to realize these or other benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the investments can be monetized in the manner intended, and whether costs to finance the investments will be consistent with expectations. Events outside of our control, including but not limited to market or regulatory developments, could adversely affect our ability to realize the anticipated benefits from building NW Holdings’ non-regulated RNG platform. The establishment and growth of a non-regulated RNG business may be unpredictable, subject to uncertainties or changed circumstances, and such business may not perform in accordance with our expectations. In addition, anticipated costs, level of management’s attention and internal resources to achieve the integration of the acquired investments may differ significantly from our current estimates resulting in failures or delays in achieving expected returns or performance. As part of our business model, we may purchase RNG from third parties in a variety of structures, including on a volumes-produced basis. Conversely, we may sell RNG in a variety of structures, including on a fixed-volume basis. This model could result in a mismatch between our purchased RNG portfolio and RNG volumes we have contracted to sell at any one time, which could result in our obligation to procure additional RNG at then-market prices or to pay damages to satisfy RNG sales contracts to which we are a party, which amounts could be significant. For example, the RNG purchase contract between Ohio Renewables and a subsidiary of EDL is on a volumes-produced basis, whereas Ohio Renewables’ contract for the sale of RNG from 2025 through 2044 is a fixed-volume contract. We could additionally experience technological challenges; ineffective scalability or inability to achieve production volumes consistent with our expectations and marketing arrangements; construction delays or cost overruns; disputes with third party business partners; risks related to markets for RNG and its associated attributes (including changes in market regulation, behavior, or prices); the inability to receive expected tax or regulatory treatment; unsuccessful business models; or unexpected operating costs. If NW Holdings’ expectations regarding the financial results of its investments in non-regulated RNG prove to be inaccurate, it may adversely affect NW Holdings’ financial position or results of operations.

RENEWABLES BUSINESS RISK. NW Natural Renewables is an unregulated subsidiary of NW Holdings established to pursue unregulated RNG activities. These activities are subject to a number of risks in addition to the risks described above.

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
•reliance on third parties, including for pipeline interconnection or for a sufficient supply of waste for conversion to RNG;
•catastrophic events such as fires, explosions, earthquakes, freezes, droughts, hurricanes, acts of terrorism and other events that may impact the Renewables business, its customers, suppliers, or other business partners; and
•failures or delays in obtaining necessary land rights, permits, approvals or other consents required to construct and operate projects or supporting infrastructure, such as pipeline interconnections.

Significant losses, liabilities or impairments arising from these businesses may adversely affect NW Holdings' financial position or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 1C. CYBERSECURITY

Processes of Addressing Cybersecurity Threats
Cybersecurity is critical to our business. As a critical infrastructure company, we face a variety of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, that target critical infrastructure sectors. We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. The process is supported by management and overseen by our Board of Directors.

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

Beginning in May 2021, the Department of Homeland Security’s (DHS) and the Transportation Security Administration (TSA) released two directives, with several updates, applicable to certain owners and operators of pipeline facilities, including NW Natural. These directives cumulatively require owners and operators to implement cybersecurity incident reporting to the DHS, designate two cybersecurity coordinators, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies; implement a significant number of specified cyber security controls and processes; and clarifying Operational Technology (OT) scope and providing a risk- and outcome-based framework. We made significant additional and accelerated investments in cybersecurity in response to the TSA directives. In November 2024, the TSA proposed regulations with the aim of making the security directives permanent by incorporating them into the US Code of Federal Regulations.

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
•third-party cyber risk management process for vendors including, among other things, a security assessment, contracting program, and ongoing monitoring for vendors based on their risk profile; and
•physical security around our sensitive infrastructure and cybersystems.

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

As a regulated utility, for decades we have used an incident command system (ICS) as a standardized approach to the command, control and coordination of a variety of emergency situations. In the event of emergencies, including cybersecurity events, we stand up a cross-functional Incident Command Team (ICT) to respond to the emergency. We exercise and train the ICT for a variety of emergencies, including cyber events on a regular basis.

At this time, we have not identified any risks from known previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. With a majority of our business in energy and infrastructure, we face sophisticated and rapidly evolving attempts to overcome our security measures and protections. The occurrence of both intentional and unintentional incidents could occur in the future. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A, "Risk Factors” above for additional information on risks related to our business, including for example risks related to cyber attacks, information and system breaches, technology disruptions and failures, and our reliance on technology.

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

Our management team, including our Cybersecurity management team, has primary responsibility for our overall cybersecurity risk management program, and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Cybersecurity management team is led by Brian Fellon, our Vice President, Chief Information Officer and Chief Information Security Officer (VP, CIO and CISO). Mr. Fellon joined NW Natural and was appointed to his role by the Board of Directors in September 2024. Mr. Fellon reports to our Chief Financial Officer. He has 29 years of experience in information technology. Prior to joining NW Natural, Mr. Fellon served as Director of Information Technology at Puget Sound Energy in Bellevue, Washington from 2016 to September 2024, where he was responsible for applications services, artificial intelligence and data.

Mr. Fellon is supported by our Director of Cybersecurity and Compliance, and his team. Collectively our team has certifications from various organizations such as American Society for Industrial Security, AXELOS, Cloud Security Alliance, Information Systems Audit and Control Association, International Information System Security Certification Consortium and SANS Institute.

Our cybersecurity and compliance team regularly collects data on cybersecurity threats and risk areas, monitors our systems, and conducts testing to assess our processes and procedures and the threat landscape. Our VP, CIO and CISO receives regular updates on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation.

In the event of an incident, we intend to utilize our ICT and follow our detailed incident program and processes, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying relevant functional areas, as well as senior leadership and the Board, as appropriate.

ITEM 2. PROPERTIES

NW Natural's NWN Gas Utility Properties
NW Natural's natural gas pipeline system consists of approximately 14,500 miles of distribution mains, approximately 700 miles of transmission mains and approximately 10,400 miles of service lines located in its territory in Oregon and southwest Washington. In addition, the pipeline system includes service regulators and meters, as well as district regulators and metering stations. Natural gas pipelines are located in public rights-of-way pursuant to franchise agreements, ordinances, or other legal rights, or on lands of others pursuant to easements obtained from the owners of such lands. NW Natural also holds permits for the crossing of numerous railroads, navigable waterways and smaller tributaries throughout our entire service territory.

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

These properties are used in the NWN Gas Utility segment.

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

A portion of these properties are used in the NWN Gas Utility segment.

SiEnergy’s Distribution Properties
SiEnergy owns and maintains natural gas pipeline systems that consist of distribution mains, transmission mains, and service lines located in its territory in Texas. In addition, the pipeline system includes service regulators and meters, as well as district regulators and metering stations. Natural gas pipelines are located in public rights-of-way pursuant to franchise agreements, ordinances, or other legal rights, or on lands of others pursuant to easements obtained from the owners of such lands. SiEnergy also holds permits for the crossing of numerous railroads throughout our service territory.

SiEnergy also holds leases in various locations within Texas to support its business.

NWN Water's Properties
NWN Water owns and maintains water distribution pipes, storage, wells and other infrastructure and wastewater treatment facilities, and holds related leases and other property interests in Oregon, Washington, Idaho, Texas, Arizona. Pipelines are located in municipal streets or alleys pursuant to franchise or occupation ordinances, in county roads or state highways pursuant to agreements or permits granted pursuant to statute, or on lands of others pursuant to easements obtained from the owners of such lands.

NWN Water also holds leases in various locations within Oregon, Washington, Idaho and Arizona to support its business.

We consider all of our properties currently used in our operations, both owned and leased, to be well maintained, in good operating condition, and, along with planned additions, adequate for our present and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 17 to Consolidated Financial Statements, we have only nonmaterial litigation in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NW Holdings' common stock is listed and trades on the New York Stock Exchange under the symbol NWN.

There is no established public trading market for NW Natural's common stock.

As of February 12, 2026, there were 3,544 holders of record of NW Holdings' common stock and NW Holdings was the sole holder of NW Natural's common stock.

For more information regarding cash dividends declared on our common stock and dividend policies, see "Financial Condition -
Liquidity and Capital Resources" in Item 7 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities
The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$150,000,000
10/01/24-10/31/24	—	$—	—	—
11/01/24-11/30/24	—	$—	—	—
12/01/24-12/31/24	—	$—	—	—
Total	—		2,124,528	$150,000,000

1.During the quarter ended December 31, 2025, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended December 31, 2025, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
2.During the quarter ended December 31, 2025, no shares of NW Holdings common stock were repurchased pursuant to the Board approved share repurchase program. Effective May 23, 2024, NW Holdings' Board authorized a new share repurchase program under which NW Holdings may repurchase in open market or privately negotiated transactions up to an aggregate of 5 million shares or an amount not to exceed $150 million. The new share repurchase program is authorized to continue until the program is used, terminated or replaced. The repurchase program replaces the Company’s previously authorized share repurchase program, which commenced in 2000 and authorized the repurchase of up to 2.8 million shares, or an amount not to exceed $100 million, in the aggregate. For more information on our share repurchase program, see Note 5.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion covers the years ended December 31, 2025, 2024, and 2023 and refers to the consolidated results of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to the Consolidated Financial Statements in Item 8 of this report.

NW Natural's natural gas distribution activities are reported in the NWN Gas Utility segment, which was previously referred to as the natural gas distribution (NGD) segment prior to 2025, serving customers in Oregon and southwest Washington. The NWN Gas Utility segment also includes NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, the NWN Gas Utility-portion of NW Natural's Mist storage facility in Oregon, and NW Natural RNG Holding Company, LLC, a holding company established to invest in the development and procurement of regulated renewable natural gas for NW Natural.

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

Segment EPS should not be considered a substitute for, or superior to, diluted earnings per share or other measures calculated in accordance with U.S. GAAP. Moreover, Segment EPS has limitations in it does not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than how such measures are calculated in this report, limiting the usefulness of those measures for comparative purposes. A reconciliation of Segment EPS to diluted earnings per share is provided below.

	2025	2024	2023
Diluted EPS - Total(1)	$2.77	$2.03	$2.59
NWN Gas Utility(2)	2.69	1.98	2.59
SiEnergy Gas Utility(2)	0.33	—	—
NWN Water Utility(2)	0.35	0.14	0.03
NW Holdings Other(2)	(0.60)	(0.09)	(0.03)
(1) Total Diluted EPS is equal to the sum of Diluted EPS for NWN Gas Utility, SiEnergy, NWN Water and NW Holdings Other.
(2) Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

EXECUTIVE SUMMARY

NW Holdings' financial results and highlights for the year include:

	2025	2024	2023
In millions	Amount	Amount	Amount
Consolidated
Net income	$113.3	$78.9	$93.9
Diluted EPS	$2.77	$2.03	$2.59

•For the year ended December 31, 2025, net income increased by $34.4 million or $0.74 per diluted share.
•The increase in net income is primarily driven by new rates at NW Natural in Oregon, effective November 1, 2024 and October 31, 2025. In addition, we acquired SiEnergy in January 2025, and implemented new rates at our largest water utility in Arizona. These benefits were partially offset by an increase in interest expense, operations and maintenance expense, and depreciation expense.
•Customer growth was 11.1%, driven by the Texas gas utility acquisitions and organic water growth.
•Capital expenditures were $466.9 million, as we continue to invest in our utility systems to support safety and reliability.

NW Natural's financial results and highlights for the year include:

	2025	2024	2023
In millions	Amount	Amount	Amount
Consolidated
Net income	$124.2	$89.0	$104.7

•For the year ended December 31, 2025, net income increased by $35.2 million.
•The increase in net income is primarily driven by new rates in Oregon, effective November 1, 2024 and October 31, 2025. This benefit was partially offset by increases in depreciation expense, income tax expense and operations and maintenance expense.
•Capital Expenditures were $355.1 million due primarily to continued investments to support the safety and reliability of the NW Natural Gas Utility.

RESULTS OF SEGMENTS

NWN GAS UTILITY SEGMENT RESULTS.
NWN Gas Utility margin results are primarily affected by customer growth, revenues from rate-base additions, and, to a certain extent, by changes in delivered volumes due to weather and customers’ gas usage patterns. In addition to NW Natural's local gas distribution business, the NWN Gas Utility segment also includes the portion of the Mist underground storage facility used to serve NWN Gas Utility customers, the North Mist gas storage operations, NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp., and NW Natural RNG Holding Company, LLC.

				2025 vs. 2024	2024 vs. 2023
In thousands, except per share data	2025	2024	2023
Margin(1)	$680,149	$601,278	$575,008	$78,871	$26,270
Operating expenses:
Operations and maintenance	264,273	253,297	241,721	10,976	11,576
General taxes	48,045	46,235	44,279	1,810	1,956
Depreciation	147,882	128,524	118,417	19,358	10,107
Other operating expenses	—	—	—	—	—
Total operating expenses	460,200	428,056	404,417	32,144	23,639
Income from operations	219,949	173,222	170,591	46,727	2,631
Other income (expense), net	(6,535)	(3,033)	15,158	(3,502)	(18,191)
Interest expense, net	61,440	62,868	60,020	(1,428)	2,848
Income before income taxes	151,974	107,321	125,729	44,653	(18,408)
Income tax expense	41,952	30,195	31,688	11,757	(1,493)
Net income	$110,022	$77,126	$94,041	$32,896	$(16,915)
EPS(2)	$2.69	$1.98	$2.59	$0.71	$(0.61)
(1) See NWN Gas Utility Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.

2025 COMPARED TO 2024. The primary factors contributing to the $32.9 million increase in NWN Gas Utility net income were as follows:
•$78.9 million increase in margin driven primarily by new rates on November 1, 2024 and October 31, 2025 for Oregon customers; partially offset by a decrease in the amortization of deferred balances. See the NWN Gas Utility margin table below for additional margin detail.
The increase in margin was partially offset by the following items:
•$19.4 million increase in depreciation expense due to additional capital investments;
•$11.8 million increase in income tax due to higher pre-tax income; and
•$11.0 million increase in operations and maintenance expenses due primarily to higher payroll and benefit costs and an increase in contract labor costs, partially offset by the disallowance of undepreciated line extension costs as ordered in the 2024 Oregon general rate case.

Total natural gas sold and delivered in 2025 decreased 5% over 2024 primarily due to lower usage from residential and commercial sales customers, pulp and paper industrial sales and transportation customers, and 20% warmer than average weather in 2025 compared to 17% warmer than average weather in 2024.

2024 COMPARED TO 2023. The primary factors contributing to the $16.9 million decrease in net income were as follows:
•$18.2 million decrease in other income, net driven by higher pension non-service costs, lower interest income from invested cash, lower regulatory interest income and a decline in the equity portion of AFUDC;
•$13.7 million decrease due to the disallowance of undepreciated line extension costs as ordered in the 2024 Oregon general rate case; and
•$10.1 million increase in depreciation expense due to additional capital investments; partially offset by
•$26.3 million increase in margin primarily due to new rates on November 1, 2024 for Oregon customers; partially offset by lower usage from warmer comparative weather for customers not covered under the weather normalization mechanism. See the NWN Gas Utility margin table below for additional margin detail.

Total natural gas sold and delivered in 2024 decreased 3% over 2023 primarily due to 17% warmer than average weather in 2024 compared to 8% warmer than average weather in 2023.

NATURAL GAS UTILITY MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

				Favorable (Unfavorable)
In thousands, except degree day and customer data	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Volumes (therms):
Residential and commercial sales	671,009	708,873	735,755	(37,864)	(26,882)
Industrial sales and transportation	440,416	461,966	470,919	(21,550)	(8,953)
Total volumes sold and delivered	1,111,425	1,170,839	1,206,674	(59,414)	(35,835)
Operating revenues:
Residential and commercial sales	$993,821	$968,676	$1,015,072	$25,145	$(46,396)
Industrial sales and transportation	77,431	83,060	97,886	(5,629)	(14,826)
Other distribution revenues	4,859	4,435	4,540	424	(105)
Other regulated services	20,674	19,517	18,902	1,157	615
Total operating revenues	1,096,785	1,075,688	1,136,400	21,097	(60,712)
Less: Cost of gas	356,126	412,320	500,061	56,194	87,741
Less: Environmental remediation expense	14,623	14,053	12,899	(570)	(1,154)
Less: Revenue taxes	45,887	48,037	48,432	2,150	395
Margin	$680,149	$601,278	$575,008	$78,871	$26,270
Margin(1)
Residential and commercial sales	$619,733	$540,947	$512,479	$78,786	$28,468
Industrial sales and transportation	34,008	34,101	34,748	(93)	(647)
Gain from gas cost incentive sharing(2)	868	2,624	4,459	(1,756)	(1,835)
Other margin	4,867	4,096	4,426	771	(330)
Other regulated services	20,673	19,510	18,896	1,163	614
Margin	$680,149	$601,278	$575,008	$78,871	$26,270
Cost of Gas Sold
Volumes sold (therms)(3)	762,535	803,104	838,080	(40,569)	(34,976)
Average cost of gas (cents per therm)	$0.47	$0.51	$0.60	$(0.04)	$(0.09)
Degree days(4)
Average(5)	2,690	2,702	2,686	(12)	16
Actual	2,165	2,255	2,480	(4)%	(9)%
Percent (warmer) colder than average weather	(20)%	(17)%	(8)%
Meters - end of period:
Residential meters	739,337	735,117	728,915	4,220	6,202
Commercial meters	69,214	69,362	69,273	(148)	89
Industrial meters	1,046	1,050	1,062	(4)	(12)
Total number of meters	809,597	805,529	799,250	4,068	6,279
NWN Gas Utility meter growth:
Residential meters	0.6%	0.9%
Commercial meters	(0.2)%	0.1%
Industrial meters	(0.4)%	(1.1)%
Total meter growth	0.5%	0.8%
(1)    Amounts reported as NWN Gas Utility margin for each category of meters are operating revenues less cost of gas, environmental remediation expense and revenue taxes, subject to earnings test considerations, as applicable.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see "Results of Operations—Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment".
(3)    This calculation excludes volumes delivered to industrial transportation customers.
(4) Heating degree days are units of measure reflecting temperature-sensitive consumption of natural gas, calculated by subtracting the average of a day's high and low temperatures from 59 degrees Fahrenheit.

(5)    Average weather represents the 25-year average of heating degree days. Beginning October 31, 2025, average weather is calculated over the period June 1, 1999 through May 31, 2024, as determined in NW Natural's 2025 Oregon general rate case. From November 1, 2024 through October 30, 2025, average weather was calculated over the period June 1, 1998 through May 31, 2023, as determined in NW Natural's 2024 Oregon general rate case. From November 1, 2022 through October 31, 2024, average weather was calculated over the period June 1, 1996 through May 31, 2021, as determined in NW Natural’s 2022 Oregon general rate case.

SIENERGY GAS UTILITY SEGMENT RESULTS.
SiEnergy results and highlights include:

In thousands, except per share data	2025
Margin(1)	$44,216
Operating expenses:
Operations and maintenance	8,642
General taxes	1,143
Depreciation	7,873
Total operating expenses	17,658
Income from operations	26,558
Other income, net	657
Interest expense, net	9,608
Income before income taxes	17,607
Income tax expense	3,870
Net income	$13,737
EPS(2)	$0.33
(1)    See SiEnergy Gas Utility Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.
SiEnergy was acquired by NW Holdings on January 7, 2025. Results for the period from January 7, 2025 to December 31, 2025 are presented in the table above. SiEnergy acquired Pines on June 2, 2025, and Pines results from June 2, 2025 to December 31, 2025 are included in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy Gas Utility segment.

SIENERGY GAS UTILITY MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

In thousands, except degree day and customer data	2025
Volumes (therms)
Residential and commercial sales	31,398
Transportation	4,481
Total volumes sold and delivered	35,879
Operating Revenues
Residential and commercial sales	$62,686
Transportation	807
Other distribution revenues	2,491
Total operating revenues	65,984
Less: Cost of gas	19,892
Less: Revenue taxes	1,876
Margin	$44,216
Margin(1)
Residential and commercial sales	$40,970
Transportation	755
Other margin	2,491
Margin	$44,216
Cost of Gas Detail
Volumes sold (therms)(2)	31,398
Average cost of gas (cents per therm)	$0.63
Degree days(3)
Average(4)	1,297
Actual	1,191
Percent (warmer) colder than average weather(4)	-8%
Meters	As of December 31, 2025
Residential	89,019
Commercial	657
Total	89,676
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

NWN WATER UTILITY SEGMENT RESULTS.
NWN Water results and highlights include:

In thousands, except per share data	2025	2024	2023	YTD Change	PY Change
Operating revenues	$65,646	$52,036	$38,852	$13,610	$13,184
Operating expenses:
Operations and maintenance	33,139	28,760	21,604	4,379	7,156
General taxes	2,042	1,703	1,264	339	439
Revenue taxes	402	306	239	96	67
Depreciation	8,514	8,296	6,067	218	2,229
Other operating expenses	2,643	3,036	3,109	(393)	(73)
Total operating expenses	46,740	42,101	32,283	4,639	9,818
Income from operations	18,906	9,935	6,569	8,971	3,366
Other income, net	1,808	1,415	951	393	464
Interest expense, net	3,048	3,815	5,965	(767)	(2,150)
Income before income taxes	17,666	7,535	1,555	10,131	5,980
Income tax expense	3,511	2,069	450	1,442	1,619
Net income	$14,155	$5,466	$1,105	$8,689	$4,361
EPS(1)	$0.35	$0.14	$0.03	$0.21	$0.11

Connections	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023	Growth	Growth
Water and wastewater	80,703	76,401	73,021	5.6%	4.6%
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

2025 COMPARED TO 2024. The primary factors contributing to the $8.7 million increase in net income were as follows:
•$13.6 million increase in operating revenues primarily driven by new rates at our largest utility in Arizona, additional revenues from the water acquisitions, and organic customer growth; partially offset by
•$4.4 million increase in operations and maintenance expenses primarily due to acquisitions and organic growth; and
•$1.4 million increase in income tax expense due primarily to higher pre-tax income.

2024 COMPARED TO 2023. The primary factors contributing to the $4.4 million increase in net income were as follows:
•$13.2 million increase in operating revenues primarily driven by new rates at our largest utility in Arizona, organic customer growth, and additional revenues from the water acquisitions; and
•$2.2 million decrease in interest expense due primarily to lower long-term debt balances as $50.0 million of NWN Water debt matured in March 2024 and was not replaced at NWN Water; partially offset by
•$7.2 million increase in operations and maintenance expenses primarily due to acquisitions;
•$2.2 million increase in depreciation expense due primarily to acquisitions; and
•$1.6 million increase in income tax expense due primarily to higher pre-tax income.

NW HOLDINGS OTHER RESULTS.
NW Holdings' activities in Other includes activities of NW Natural Renewables Holdings, LLC (NWN Renewables), which is engaged in non-regulated renewable natural gas activities; NNG Financial and its pipeline assets; and NWN Energy including its wholly-owned subsidiary NW Natural Gas Storage, LLC (NWN Gas Storage), which was formerly involved in a gas storage business. Other also includes corporate revenues and expenses that cannot be allocated to other operations, including certain business development activities. NW Holdings Other also includes NW Natural Other activities which includes activities in Interstate Storage Services and third-party asset management services, appliance retail center operations, and corporate operating and non-operating revenues and expenses that cannot be allocated to NWN Gas Utility operations.
Other results and highlights include:

In thousands, except per share data	2025	2024	2023	YTD Change	PY Change
Operating revenues	$60,948	$25,270	$22,223	$35,678	$3,047
Operating expenses:
Cost of gas	19,558	62	(224)	19,496	286
Operations and maintenance	21,311	12,601	10,441	8,710	2,160
General taxes	816	734	705	82	29
Depreciation	1,237	1,078	1,097	159	(19)
Other operating expenses	2,548	2,810	2,423	(262)	387
Total operating expenses	45,470	17,285	14,442	28,185	2,843
Income from operations	15,478	7,985	7,781	7,493	204
Other income, net	370	510	1,746	(140)	(1,236)
Interest expense, net	48,417	13,409	10,581	35,008	2,828
Loss before income taxes	(32,569)	(4,914)	(1,054)	(27,655)	(3,860)
Income tax expense (benefit)	(7,974)	(1,193)	224	(6,781)	(1,417)
Net loss	$(24,595)	$(3,721)	$(1,278)	$(20,874)	$(2,443)
EPS(1)	$(0.60)	$(0.09)	$(0.03)	$(0.51)	$(0.06)
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.
2025 COMPARED TO 2024. The primary factors contributing to the $20.9 million, increase in net loss were as follows:
•$35.0 million increase in interest expense due primarily to higher long-term debt at NW Holdings from bonds issued in December 2024, Junior Subordinated Debentures issued in March 2025 and higher commercial paper balances;
•$8.7 million increase in operations and maintenance expenses due primarily to transaction and business development costs; partially offset by
•$16.2 million increase primarily from NWN Renewables operating revenues net of cost of gas.
2024 COMPARED TO 2023. The primary factors contributing to the $2.4 million increase in net loss were as follows:
•$2.8 million increase in interest expense due primarily to higher long-term debt at NW Holdings from bonds issued in March 2024; and
•$2.2 million increase in operations and maintenance expenses due primarily to transaction and business development costs; partially offset by
•$3.0 million increase in operating revenues primarily driven by higher gas storage revenues.

CURRENT ECONOMIC AND POLITICAL CONDITIONS. Current economic and political conditions are reviewed and monitored on an ongoing basis for potential impacts to our business. This includes changes in inflation and interest rates, tariffs or trade restrictions, geopolitical uncertainty, supply chain disruptions, and other regulatory, physical or cyber related risks impacting our business. Further, we review U.S. federal, state and local policies, executive orders, rules, initiatives and other changes to fiscal, tax, regulation, environmental, climate and other federal policies including federal shutdowns that may impact our businesses, all of which could impact the conditions in which we operate.

We continue to evaluate the effect of additional tariffs on our businesses, specifically natural gas imports at our gas utilities. SiEnergy, located in Texas, does not import natural gas. NWN Gas Utility imported approximately 60% of our natural gas from Canada in 2025. NWN Gas Utility's third-party asset manager imports the majority of NWN Gas Utility's gas each year and is not subject to tariffs because they are a United States-Mexico-Canada Agreement (USMCA) certified importer of record. NWN Gas Utility is a USMCA certified importer. We’ve evaluated tariffs across our businesses and at this time, we do not anticipate the currently implemented tariffs to have a material impact on our businesses. We continue to evaluate the potential impact of efforts to impose new or modified tariffs and the legal proceedings that may impact them.

During 2025, supply chain conditions stabilized and lead times generally returned to normalized levels. For critical equipment and materials, we undertake extensive planning and make purchases in advance or maintain the appropriate amount of inventory to support our businesses.

For all of our businesses, we continuously monitor interest rates and financing options. Our regulated utilities generally recover interest expense on their long-term debt through their authorized cost of capital.

See the discussion in "Results of Operations", "Regulatory Matters" and "Financial Condition" below for additional detail regarding all significant activity that occurred during 2025.

Regulatory Matters

NWN GAS UTILITY
NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NWN Natural Gas Utility. In 2025, approximately 88% of NWN Gas Utility customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation policy, customer preferences and NWN Gas Utility's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. NW Natural continuously evaluates the need for rate cases in its jurisdictions. See "Most Recent Completed Rate Cases" below.

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

Rate Mechanisms
During 2025 and 2024, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon		Washington
	2025 Rate Case (effective 10/31/2025)	2024 Rate Case (effective 11/1/2024)	2021 Rate Case (effective 11/1/2021)
Authorized Rate Structure:
Return on Equity	9.5%	9.4%	**
Rate of Return	7.1%	7.1%	6.8%
Debt/Equity Ratio	50%/50%	50%/50%	**

Key Regulatory Mechanisms:
Purchased Gas Adjustment (PGA)	X	X	X
Gas Cost Incentive Sharing	X	X
Decoupling	X	X
Weather Normalization (WARM)	X	X
RNG Automatic Adjustment Clause	X	X
Environmental Cost Recovery	X	X	X
Interstate Storage and Asset Management Sharing	X	X	X
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

In September 2025, NW Natural filed its annual PGAs and received OPUC and WUTC approval in October. The PGA rate changes became effective on October 31, 2025, in Oregon and on November 1, 2025 in Washington. Rates vary between states due to different rate structures, rate mechanisms and hedging policies.

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. As of December 31, 2025, NW Natural's forecasted sales volume was hedged at approximately 79% in total for the 2025-26 gas year, including 64% in financial hedges and 15% in physical gas supplies. The total hedged was approximately 84% in Oregon and 33% in Washington.

For the subsequent two gas years, NW Natural is hedged in total between 15% and 26% for annual requirements. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. We will continue to monitor gas prices as we fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the upcoming PGA year will be included in the Company’s PGA filings in Oregon and Washington.

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

As of May 1, 2025, 0.2 million therms per day of deliverability and 0.3 Bcf of associated non-utility Mist gas storage capacity was recalled to serve core customers. Customer rate increases related to this recall began for Oregon customers on October 31, 2025, and November 1, 2025 for Washington customers.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NWN Gas Utility business is earning above its authorized ROE threshold. If NWN Gas Utility business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2024-25 and 2025-26 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar years 2023, 2024, and 2025, the ROE threshold was 10.40%. NWN Gas Utility filed the 2024 earnings test in April 2025, indicating no customer credit adjustment based on results, which was approved by the OPUC in July 2025. NW Natural does not expect a customer credit adjustment for 2025 based on preliminary results of the earnings test. We expect to file the earnings test in the second quarter of 2026.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, along with the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of December 31, 2025, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers.

INDUSTRIAL TARIFFS. The OPUC and WUTC have approved tariffs covering NWN Gas Utility service to major industrial customers, which are intended to give NW Natural certainty in the level of gas supplies needed to serve this customer group. The approved terms include, among other things, an annual election period, special pricing provisions for out-of-cycle changes, and a requirement that industrial customers complete the term of their service election under NW Natural's annual PGA tariff.

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
•Amortization - This class of costs represents amounts included in current customer rates for collection and is calculated as one-fifth of the post-review deferred balance. NW Natural earns a carrying cost equal to the amortization rate determined annually by the OPUC, which approximates a short-term borrowing rate. NW Natural included $10.2 million and $8.8 million of deferred remediation expense approved by the OPUC for collection during the 2025-26 and 2024-25 PGA years, respectively.

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

To the extent the NWN Gas Utility business earns at or below its authorized ROE as defined in the SRRM, the total amount transferred to post-review is recoverable through the SRRM. To the extent more than authorized ROE is earned in a year, the amount transferred to post-review would be reduced by those earnings that exceed its authorized ROE. For 2025, NW Natural has performed this test, which is anticipated to be submitted to the OPUC in May 2026. No earnings test adjustment is expected for 2025.

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

LOW INCOME DISCOUNT TARIFFS.
Oregon
NW Natural has an income-qualifying residential bill discount program, approved by the OPUC.The income threshold for program participation is at or below 60 percent of Oregon state median income (SMI). The program provides a bill discount for income-qualifying residential customers at four discount tier levels based on household income compared to SMI. Participating customers can self-certify their income and household size to qualify for the program directly with NW Natural or their local Community Action Agency. Costs for the bill discount program include simultaneous recovery from all customers. Costs for the bill discount program, inclusive of start-up and administrative costs of the program, are recoverable in rates. The amount deferred to a regulatory liability as of December 31, 2025 was $1.8 million.

Washington
NW Natural has an income-qualifying residential bill discount program, approved by the WUTC. The Washington program is similar to the Oregon program. The income threshold for the Washington program participation is based on the greater of area median income (AMI) or federal poverty level (FPL). The amount deferred to a regulatory asset as of December 31, 2025 was $0.1 million.

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

Investments in RNG facilities are recovered through an automatic adjustment clause that allows recovery of NW Natural's investments in RNG projects, including operating costs, to be added to rates annually on November 1st, following a prudence review. The RNG recovery mechanism allows NW Natural to defer for recovery or credit the differences between the forecasted and actual costs of the RNG projects, subject to an earnings test that includes deadbands at 50 basis points below and above NW Natural's authorized ROE. For 2025, NW Natural has performed this test, which is anticipated to be submitted to the OPUC in May 2026. No earnings test adjustment is expected for 2025. For RNG procurement contracts, NW Natural seeks recovery of the costs along with the PGA, subject to a prudence review.

NW Natural has two investments in RNG facilities totaling $16.9 million as of December 31, 2025 . OPUC has approved these investments for recovery in rates.

METER MODERNIZATION PROGRAM. In January 2024, NW Natural filed a request with the OPUC and WUTC to defer the incremental costs to replace or upgrade approximately 500,000 meters over four years. The deferral was approved by the WUTC in February 2024 and by the OPUC in February 2025. The amount deferred to a regulatory asset as of December 31, 2025 was approximately $0.5 million.

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2025 IRP for both Oregon and Washington on August 1, 2025. The 2025 IRP evaluates several scenarios based on a range of inputs and outlines the least-cost least-risk portfolio of resources required to meet future demand and environmental compliance obligations. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP Action Plan individually or in total. NW Natural anticipates decisions from both the OPUC and WUTC in the first half of 2026.

The development of an IRP filing is an extensive and complex process that engages multiple stakeholders in an effort to build a robust and commonly understood analysis. The final product is intended to provide a long-term outlook of the supply-side and demand-side resource requirements for reliable and low-cost natural gas service while also meeting NW Natural's environmental compliance requirements. The IRP examines and analyzes uncertainties in the planning process to evaluate risk, including potential changes in governmental and regulatory policies.

OREGON ENERGY FAIRNESS AND AFFORDABILITY ACT. In 2025, the State of Oregon enacted the Oregon Energy Fairness and Affordability Act (HB 3179). HB 3179 authorizes the OPUC to consider broader economic indicators when evaluating rate proposals and limits the frequency and timing of rate increases for electric and natural gas utilities. Specifically, NW Natural and other utilities are restricted from filing a new general rate case within 18 months of the effective date of the last general rate increase until the earlier of January 2, 2027 or when the OPUC implements rules for multi-year rate plans. Utilities are permitted to seek cost deferral during this 18-month period. HB 3179 only allows utilities to increase rates from April 1 through October 31 (outside of the winter heating season) and requires utilities to, at least annually, publish forecasts of expected rate adjustments for the following 12 months. Additionally, under HB 3179 the OPUC has the authority to approve the issuance of rate recovery bonds to finance or refinance certain eligible utility capital expenditures, including a capital investment that will cause residential rates to increase by more than five percent. We expect that the new requirements may impact the timing and structure of future rate filings.

ALTERNATIVE RATE MECHANISM (ARM). On November 25, 2025, NW Natural filed a request to the OPUC for an alternative rate mechanism for the recovery of costs associated with certain capital expenditures placed into service prior to October 31, 2026, including certain discrete projects over $1 million, information technology and services capital expenditures and public works projects. NW Natural’s request includes an annual revenue requirement increase of $15.6 million and a proposed effective date of October 31, 2026. The request remains subject to review by the OPUC and other stakeholders and approval by the OPUC.

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

Regulatory Proceeding Updates
TEXAS HOUSE BILL 4384. In June 2025, Texas House Bill 4384 was signed into law, allowing gas utilities in Texas to defer, and later recover, specific costs related to property, plant and equipment placed in service, but not yet reflected in base rates, including depreciation, ad valorem taxes, and carrying cost. The RRC is required to adopt rules to implement the new law within 270 days of the effective date. SiEnergy applied the new provisions to property, plant and equipment placed in service but not yet reflected in rates in 2025. The impact is not material for 2025.

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

WNA. SiEnergy's service areas utilize weather normalization mechanisms (WNA). These mechanisms are designed to reduce the delivery charge component of customer's bills for the additional volumes used when actual HDDs exceed normalized HDDs and to increase the delivery charge component of customers' bills for the reduction in volumes used when actual HDDs are less than normal HDDs.

NWN WATER UTILITY
NWN Water currently serves an estimated 201,000 people through approximately 81,000 connections across six states. The wholly-owned regulated water businesses of NWN Water are subject to regulation by the utility commissions in the states in which they are located, which currently includes Oregon, Washington, Arizona, Idaho, and Texas. The wholly-owned regulated wastewater businesses of NWN Water are subject to regulation by the utility commissions in the states in which they are located, which currently includes Texas and Arizona. In addition, NWN Water includes wholly-owned unregulated wastewater businesses in Oregon, Washington, and Idaho. NWN Water continues to pursue acquisitions of regulated water and wastewater utilities:

Most Recently Completed Rate Cases
•Foothills Utilities completed a general rate case in Arizona with the Arizona Corporation Commission (ACC) with new rates effective November 1, 2024. The rate case resulted in a $0.9 million revenue requirement increase for water customers and a $3.0 million revenue requirement increase for sewer customers based on a regulated capital structure of 55% equity and 45% debt and a 9.55% ROE.
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
•Blue Topaz water utility in Texas sought approval of the acquisition of a water utility with approximately 1,500 connections in Texas. After completing a fair market valuation process through the PUCT, Blue Topaz filed the application in the second quarter of 2025. The acquisition closed in the fourth quarter of 2025.
•Salmon Valley Water, Sunstone Water, Lakeshore Water, Seavey Loop Water, and South Coast Water, regulated water companies in Oregon, filed a consolidated general rate case in the fourth quarter of 2025. The rate case is ongoing.

OTHER
MIST INTERSTATE GAS STORAGE. NW Natural's interstate storage activities at its Mist Storage facility are subject to regulation by the OPUC, WUTC, and the Federal Energy Regulatory Commission (FERC) with respect to, among other matters, rates and terms of service. The OPUC also regulates intrastate storage services at Mist, while FERC regulates interstate storage services at Mist. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in their last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated whenever NW Natural modifies FERC maximum rates. NW Natural is required under its Mist interstate storage certificate authority and rate approval orders to file every five years either a petition for rate approval or a cost and revenue study to change or justify maintaining the existing rates for its interstate storage services. NW Natural filed a rate petition with the FERC in August 2023 and the revised rates were effective beginning September 1, 2023.

Non-utility Mist storage capacity of 1.15 Bcf and 0.28 Bcf were recalled as of December 31, 2024, and 2025, respectively, to serve core utility customer needs. Customer rate impacts of this recall began on November 1, 2024, and 2025.

INTERSTATE STORAGE AND ASSET MANAGEMENT SHARING. On an annual basis, NW Natural credits amounts to Oregon and Washington customers as part of a regulatory incentive sharing mechanism related to net revenues earned from Mist gas storage for assets developed in advance of utility customer needs, and asset management revenues. In January 2026, the OPUC approved the annual 2026 bill credit for Oregon customers' share of interstate storage and asset management activities totaling approximately $23.2 million, which was credited to customers' bills in February 2026. This includes revenue generated for the November 2024 through October 2025 PGA year. Credits are given to customers in Washington as reductions in rates through the annual PGA filing in November.

The following table presents the credits to NWN Gas Utility customers:

In millions	2025	2024	2023
Oregon	$15.5	$28.9	$23.5
Washington	2.0	2.4	2.9

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

Federal
Historically, federal agencies have regulated GHG emissions. For example, under the Clean Air Act, our natural gas distribution businesses have been required to report system throughput to the EPA on an annual basis. The EPA also has required additional GHG reporting regulations applicable to NW Natural, requiring the annual reporting of fugitive emissions from operations. Although the EPA has revoked the endangerment findings for GHG emissions and has announced proposed rules rescinding these reporting requirements, we were subject to these reporting requirements in 2025 and remain subject to such requirements until the EPA’s rules are finalized and become effective.

Upon taking office in January 2025, President Trump has advanced federal policies to promote energy independence and revoke Biden administration climate initiatives. In addition, the recently enacted One Big Beautiful Bill Act (OBBBA) includes provisions that phase out tax credits for certain renewable fuels projects. There is also litigation regarding cancelled federal funds for renewable energy projects. We expect continued changes to climate policy under the Trump Administration, such as additional executive orders, regulations, programs and other federal actions. We are currently evaluating these developments but cannot predict the timing, form, or potential impact of future federal actions on our business.

Washington State
In 2025, Washington comprised approximately 8% of NW Natural’s revenues, as well as 2% and 13% of new meters from commercial and residential customers, respectively.

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

In November 2024, Washington Ballot initiative I-2066 was passed. I-2066 was described on the ballot as prohibiting state and local governments from restricting access to natural gas, prohibiting the SBCC from discouraging or penalizing the use of natural gas in any building, requiring providers of natural gas to provide energy services regardless of the other energy sources available, and prohibiting the Washington Utilities and Transportation Commission (WUTC) from approving any multiyear rate plan requiring or incentivizing a natural gas company to terminate natural gas service or make such natural gas service cost-prohibitive. Although the SBCC has indicated that the current SBCC codes will remain in place while the SBCC investigates any changes necessary under I-2066, the King County Washington Superior Court recently issued a ruling declaring I-2066 invalid under the Washington state constitution. Washington State and the Building Industry Association of Washington have appealed such litigation, which is pending in the Washington Supreme Court. We cannot currently predict the ultimate outcome of such appeal, or if there will be any further changes to the SBCC codes.

In 2022, the state of Washington enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly beginning January 1, 2023, resulting in an overall reduction of GHG emissions to 95% below 1990 levels by 2050. The Washington Department of Ecology has adopted rules to create a cap-and-invest program, under which entities, including natural gas and electric utilities, large manufacturing facilities, and transportation and other fuel providers which are subject to the CCA must either reduce their emissions, purchase qualifying offsets (including RNG) or obtain allowances to cover any remaining emissions. NW Natural is subject to the CCA, has received an order authorizing deferral of CCA costs from the WUTC, and is currently recovering CCA compliance costs in rates.

Oregon
In November 2024, the Environmental Quality Commission of the Oregon Department of Environmental Quality (ODEQ) issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective on January 1, 2025. The CPP establishes a program to limit GHG emissions from covered entities, including natural gas utilities, by 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. The first compliance period for the CPP concludes December 31, 2027. ODEQ previously promulgated CPP rules in December 2021, but the Oregon Court of Appeals invalidated these previous CPP rules in December 2023 for the agency’s failure to comply with rulemaking requirements under state law. NW Natural received an order from the OPUC authorizing deferral of costs under the prior CPP and current CPP. NW Natural will continue to pursue recovery of costs associated with compliance with the current CPP in rates. NW Natural is recovering in rates costs associated with RNG acquired pursuant to Senate Bill 98, which also supports compliance under CPP.

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

Local Jurisdictions and Other Advocacy
Advocacy groups have indicated a willingness to pursue municipal ordinances and ballot measures or other local activities disincentivizing gas infrastructure. A number of cities or counties across the country have taken action, and several in our service territory are considering actions such as limitations, penalties, or bans on the use of natural gas in new construction or otherwise. For example, local jurisdictions in our service territory have considered plans to address GHG emissions and engage in a number of actions, including identifying potential revenue sources, like a gas supplier tax or a carbon impact fee. Similarly, some jurisdictions and advocates are seeking to ban the use of natural gas and certain natural gas appliances inside homes, contending that there are detrimental indoor health effects associated with the use of natural gas.

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

We are currently including costs of compliance with the CCA and CPP in rates. CCA compliance costs represent a 4.6% increase on residential bills starting on January 1, 2025. Low income customers do not participate in these compliance costs and are not impacted.

The first compliance period for the CPP has begun. Through 2025, NW Natural has not exceeded its limit on GHG emissions under the CPP. NW Natural is currently recovering in Oregon rates costs associated with RNG, as well as costs related to NW Natural’s transportation energy efficiency program, all of which support offset obligations under CPP.

Limitations on natural gas use, or declining line extension allowances provided in rates to cover construction costs for new services, carbon compliance costs included in rates reduce the competitiveness of our business and the demand for natural gas service. However, at the same time, other sources of energy are or will be subject to, GHG-related compliance requirements that are likely to affect their cost and competitiveness relative to natural gas. For example, Oregon’s HB 2021 and Washington’s SB 5116 require certain GHG emissions reductions from electric utilities. We expect compliance with these and other laws will increase the cost of energy for electric customers in our service territory. We are not able to determine at this time whether these developments will make natural gas use more or less competitive on a relative basis.

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

In millions	2025	2024	2023
NW Holdings cash provided by operating activities	$269.1	$200.3	$279.9
NW Natural cash provided by operating activities	265.2	230.7	281.9

2025 COMPARED TO 2024. Cash provided by operating activities increased $68.8 million at NW Holdings and $34.4 million at NW Natural. The significant factors contributing to the increase at NW Natural were as follows:
•$35.2 million increase in net income;
•$32.4 million decrease in accounts receivable due to comparatively warmer weather at the end of the fiscal year;
•$30.5 million increase in deferred income taxes,
•$26.0 million increase in accounts payable resulting from increase in gas price from the prior year;
•$19.5 million increase in depreciation; and
•$13.3 million decrease on asset optimization revenue sharing bill credits, partially offset by
•$72.3 million decrease in deferred gas costs;
•$32.1 million decrease in decoupling mechanism primarily due to lower usage driven by comparatively warmer weather; and
•$23.1 million increase in inventories.

The $68.8 million increase in cash provided by operating activities at NW Holdings was primarily driven by the factors discussed above. Also, changes in income taxes provided $21.0 million less in operating cash flow to NW Holdings than at NW Natural and in the prior year, Ohio Renewables paid $51.4 million to a subsidiary of EDL in connection with two RNG facilities.

2024 COMPARED TO 2023. The significant factors contributing to the $51.1 million decrease at NW Natural cash flow provided by operating activities were as follows:
•$64.8 million decrease in accounts receivable due to comparatively warmer weather in the current year;
•$20.5 million increase in contributions to our defined benefit pension plan;
•$18.4 million increase in asset optimization revenue sharing bill credits to customers; and
•$15.7 million decrease in net income; partially offset by
•$22.8 million decrease in accounts payable resulting from payments of higher priced gas in the prior year;
•$21.6 million decrease in inventories due to higher priced gas and more gas withdrawn from storage in the prior year; and
•$16.6 million increase in the decoupling mechanism primarily due to lower usage driven by comparatively warmer weather.

The $79.7 million decrease in cash provided by operating activities at NW Holdings was primarily driven by the factors discussed above. In addition, Ohio Renewables paid $51.4 million to a subsidiary of EDL in connection with two RNG facilities.

NW Natural made $11.3 million of cash contributions to its qualified defined benefit pension plan during the year ended December 31, 2025 and $20.5 million of cash contributions during the year ended December 31, 2024. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. The amount and timing of future contributions will depend on market interest rates and investment returns on the plans’ assets. See Note 10.

NW Holdings and NW Natural have lease and purchase commitments relating to our operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16.

Investing Activities

In millions	2025	2024	2023
NW Holdings cash used in investing activities	$(808.9)	$(429.0)	$(335.5)
NW Natural cash used in investing activities	(357.5)	(357.6)	(290.5)
2025 COMPARED TO 2024. Cash used in investing activities increased $379.9 million at NW Holdings and decreased $0.1 million at NW Natural, respectively. The increase at NW Holdings is primarily driven by higher capital expenditures as we continue to invest in our natural gas, water and wastewater utility systems. In addition, NWN Holdings completed the acquisitions of SiEnergy and Pines in 2025 and paid a total of $331.5 million in cash consideration.

2024 COMPARED TO 2023. Cash used in investing activities increased $67.2 million at NW Natural and $93.5 million at NW Holdings, respectively. The increase at NW Natural and NW Holdings is primarily driven by higher capital expenditures as we continue to invest in our natural gas, water and wastewater utility systems. In addition, NWN Water completed the acquisition of Infrastructure Capital Holdings in 2024 and paid $29.9 million in cash consideration.
The decrease in cash used in investing activities at NW Holdings is driven by lower capital expenditures at NW Natural and less cash used for water and wastewater acquisitions.

NW Holdings capital expenditures for 2026 are expected to be in the range of $500 million to $550 million and for the five-year period from 2026 to 2030 are expected to range from $2.6 billion to $2.9 billion. NW Natural capital expenditures for 2026 are expected to be in the range of $340 million to $370 million and for the five-year period from 2026 to 2030 are expected to be approximately $1.6 billion to $1.8 billion. SiEnergy capital expenditures for 2026 are expected to be in the range of $110 million to $120 million and for the five-year period from 2026 to 2030 are expected to be in the range of $750 million to $800 million. NW Natural Water capital expenditures for 2026 are expected to be in the range of $50 million to $60 million and for the five-year period from 2026 to 2030 are expected to be in the range of $250 million to $300 million.

The timing and amount of the core capital expenditures and projects for 2026 and the next six years could change based on regulation, growth, and cost estimates. Additional investments in our infrastructure during and after 2026 that are not incorporated in the estimates provided above will depend largely on additional regulations, growth, and expansion opportunities. Required funds for the investments are expected to be internally generated or financed with long-term debt or equity, as appropriate.

Financing Activities

In millions	2025	2024	2023
NW Holdings cash provided by financing activities	$532.9	$227.1	$64.2
NW Natural cash provided by financing activities	96.6	119.8	20.4

2025 COMPARED TO 2024. Cash provided by financing activities increased $305.8 million at NW Holdings and decreased $23.2 million at NW Natural.

The increase in cash provided by financing activities at NW Holdings was primarily driven by higher issuances of long-term debt, partially offset by lower borrowings on short-term debt, lower proceeds from common stock issuances, and higher repayments of long-term debt.

The decrease in cash provided by financing activities at NW Natural was primarily attributable to an increase in short-term and long-term debt repayments, net of long-term debt issued, and cash contributions from NW Holdings.

2024 COMPARED TO 2023. Cash provided by financing activities increased $99.4 million at NW Natural primarily driven by higher short-term debt borrowings, lower long-term debt maturities and higher cash contributions from NW Holdings, partially offset by lower long-term debt issuances.

Cash provided by financing activities increased $162.9 million at NW Holdings primarily driven by higher short-term debt borrowings and higher proceeds from common stock issuances, partially offset by higher long-term debt maturities and lower long-term debt issuances.
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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	December 31,
	2025	2024
Common equity	37.7%	44.8%
Long-term debt (including current maturities)	62.3	55.2
Total	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	December 31,
	2025	2024
Common equity	49.6%	49.2%
Long-term debt (including current maturities)	50.4	50.8
Total	100.0%	100.0%

As of December 31, 2025 and 2024, NW Holdings' consolidated capital structure included common equity of 36.2% and 42.4%, long-term debt of 55.7% and 51.4%, and short-term debt including current maturities of long-term debt of 8.1% and 6.2%, respectively. As of December 31, 2025 and 2024, NW Natural's consolidated capital structure included common equity of 49.4% and 46.9%, long-term debt of 48.5% and 47.2%, and short-term debt including current maturities of long-term debt of 2.1% and 5.9%, respectively.

During 2025, NW Natural's capital structure changed primarily due to the increase in long-term debt and capital contributions from NW Holdings. NW Holdings' capital structure changed primarily due to the issuance of long-term debt and common stock at NW Holdings. See further discussion below in "Cash Flows — Financing Activities".

Liquidity and Capital Resources
At December 31, 2025 and 2024, NW Holdings had approximately $36.7 million and $38.5 million, and NW Natural had approximately $29.3 million and $20.0 million, of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

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

During the year ended December 31, 2025, NW Holdings issued and sold 1,178,509 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $47.4 million, net of fees and commissions paid to agents of $0.9 million. As of December 31, 2025, $103.4 million of equity remained available for issuance under the ATM equity program.

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

At December 31, 2025 and 2024, NW Natural satisfied the ring-fencing provisions described above.

Based on several factors, including current cash reserves, committed credit facilities, its ability to receive dividends from its operating subsidiaries, in particular NW Natural, and an expected ability to issue long-term debt and equity securities in the capital markets, NW Holdings believes its liquidity is sufficient to meet anticipated cash requirements, including all contractual obligations, investing, and financing activities as discussed in "Cash Flows" above for at least the next 12 calendar months beginning January 1, 2026 and beyond such 12-month period based on NW Holdings' current business plans.

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

NW Holdings dividend highlights include:

Per common share	2025	2024	2023
Dividends paid	$1.9625	$1.9525	$1.9425

In January 2026, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4925 per share, payable on February 13, 2026, to shareholders of record on January 30, 2026, reflecting an indicated annual dividend rate of $1.97 per share.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at December 31, 2025. See Note 15.

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

Based on several factors, including current credit ratings, NW Natural's commercial paper program, current cash reserves, committed credit facilities, and an expected ability to issue long-term debt and receive equity contributions from NW Holdings, NW Natural believes its liquidity is sufficient to meet anticipated near-term cash requirements, including all contractual obligations, and investing and financing activities as discussed in "Cash Flows" above.

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

NWN Renewables is an unregulated subsidiary of NW Holdings established to pursue unregulated RNG activities. In September 2021, a subsidiary of NWN Renewables, Ohio Renewables, and a subsidiary of EDL, a global producer of sustainable distributed energy, executed agreements to secure RNG supply from two production facilities that are designed to convert landfill waste gases to RNG (EDL Facilities). The first facility was completed and commenced delivery of RNG to Ohio Renewables in September 2024. Upon reaching this milestone, Ohio Renewables paid approximately $26.0 million to the EDL subsidiary. The second facility was completed and commenced delivery of RNG to Ohio Renewables in December 2024 at which point Ohio Renewables made an additional payment of $25.4 million to the EDL subsidiary.

Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period at a contractually specified price. In December 2025, Ohio Renewables entered into an agreement to purchase up to an annual specified amount of RNG produced by the EDL Facilities from a separate investment-grade counterparty over an 11-year period at a contractually specified price. Purchase volumes for each agreement are variable based on production, and purchases may not exceed contracted amounts. We currently estimate the amount of RNG purchases based on prices and estimated production volumes specified in the agreements to be $20.9 million in 2026, $31.4 million in 2027, $31.6 million in 2028, $30.8 million in 2029, $31.4 million in 2030 and $599.3 million thereafter through 2044. In 2025, purchases totaled $14.5 million.

NWN Renewables Gas Sale Agreements
Ohio Renewables has contracted to sell RNG produced by the EDL Facilities up to certain specified volumes in each of calendar years 2024 through 2026 to an investment-grade counterparty. We currently estimate RNG volumes to be sold pursuant to this agreement to be approximately 2,370,000 MMbtu over the life of the agreement, provided that such amounts of RNG are produced by the EDL Facilities during that period.

Ohio Renewables additionally has contracted to sell a fixed-volume amount of RNG under a long-term agreement with an investment-grade utility beginning in 2025 and extending through 2044. Amounts to be delivered under this agreement are estimated to be 375,000 MMbtu in 2026, 1,950,000 MMbtu annually in 2027 through 2030, 2,325,000 MMbtu annually in 2031 through 2034, 2,775,000 MMbtu annually in years 2035 through 2043 and 1,513,770 MMbtu in 2044. Under the current contract, if less than 75% of the contracted volumes of RNG are not delivered on an annual basis, Ohio Renewables is obligated to pay the per MMbtu price for volumes between the amount delivered and 75% of the contracted volumes on an annual basis.

Other Purchase Agreements
Other purchase commitments primarily consist of remaining balances under existing purchase orders and gas storage agreements. At December 31, 2025, the amount due over the duration of the purchase agreements totaled $50.0 million at NW Holdings. Except for these certain purchase commitments, NW Holdings and NW Natural have no material off-balance sheet financing arrangements.

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

At December 31, 2025 and 2024, NW Holdings' short-term debt consisted of the following:

	December 31, 2025		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
Commercial Paper Borrowings - NW Holdings(2)	$162.0	4.1%	$—	—%
Commercial Paper Borrowings - NW Natural	10.0	4.0%	136.5	4.8%
NW Holdings Credit Agreement Loans	—	—%	33.6	5.5%
Total short-term debt	$172.0		$170.1
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

Credit Agreements
NW Holdings
NW Holdings has a $250 million credit agreement with a feature that allows NW Holdings to request increases to the total commitment amount up to a maximum of $350 million (subject to lender approval). The maturity date of the agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2025 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$194
A/A1	56
Total	$250

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Holdings if the lender defaulted due to lack of funds or insolvency; however, NW Holdings does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. There were no outstanding balances under the NW Holdings agreement at December 31, 2025 and $33.6 million of outstanding balances under the NW Holdings agreement at December 31, 2024.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at December 31, 2025 and 2024, with consolidated indebtedness to total capitalization ratios of 60.7% and 57.6%, respectively.

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

NW Holdings had no letters of credit issued and outstanding at December 31, 2025 and 2024.

NW Natural
NW Natural has a $400 million credit agreement, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million, subject to lender approval. The maturity date of the agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2025 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$310
A/A1	90
Total	$400

Based on credit market conditions, it is possible one or more lending commitments could be unavailable to NW Natural if the lender defaulted due to lack of funds or insolvency; however, NW Natural does not believe this risk to be imminent due to the lenders' strong investment-grade credit ratings. There was no outstanding balances under the NW Natural agreement at December 31, 2025 and 2024.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. There were no outstanding balances under this credit agreement at December 31, 2025 or 2024. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this covenant at December 31, 2025 and 2024, with consolidated indebtedness to total capitalization ratios of 50.6% and 53.1%, respectively.

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

NW Natural had no letters of credit outstanding at December 31, 2025 and 2024.

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

On November 3, 2025, SiEnergy Holdings entered into a $75 million senior unsecured credit agreement, with a feature that allows SiEnergy to request increases in the total commitment amount, up to a maximum of $125 million, subject to lender approval. The maturity date of the SiEnergy Holdings credit agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval. There were no outstanding balances under the SiEnergy agreement at December 31, 2025.

All lenders under the SiEnergy credit agreement are major financial institutions with committed balances and investment grade credit ratings as of December 31, 2025 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$75
Total	$75

The SiEnergy Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $20 million. SiEnergy had no letters of credit outstanding at December 31, 2025.

The SiEnergy Holdings credit agreement requires SiEnergy Holdings to comply, and to cause certain of its subsidiaries to comply, with various affirmative and negative covenants, including a financial covenant requiring SiEnergy Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this or other applicable covenants or the occurrence of any other event of default, subject to, in certain instances, specified thresholds, cure periods and exceptions, would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. SiEnergy was in compliance with this covenant at December 31, 2025, with an indebtedness to total capitalization ratio of 33.4%.

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

There were no letter of credits issued or outstanding under the LC reimbursement agreement at December 31, 2025. In January 2026, NW Natural issued a $100.0 million letter of credit under the LC Facility, which is expected to expire on March 13, 2026.

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

Long-Term Debt

Summary of Significant Debt Issuances

In millions	Year ended December 31, 2025
NW Holdings	Issuance Date	Maturity Date	Interest Rate	Amount
Unsecured Term Loan (a)(b)	January 2025	August 2026	SOFR + 90 bps Spread (c)	$50.0
Junior Subordinated Debentures (d)(e)	March 2025	September 2055	7.00%	325.0

SiEnergy(f)
Series A Senior Notes	August 2025	August 2030	4.86%	50.0
Series B Senior Notes	August 2025	August 2035	5.42%	40.0
Series C Senior Notes	August 2025	August 2055	6.04%	95.0

NW Natural(g)
First Mortgage Bonds	December 2025	May 2036	5.13%	75.0
First Mortgage Bonds	December 2025	December 2055	5.90%	125.0
		Total long-term debt issuance		$760.0
(a)    Proceeds were used to support working capital needs and for general corporate purposes.
(b)    On November 3, 2025, an amendment to the Term Loan extended the maturity date to August 6, 2026. NW Holdings may prepay the Term Loan without premium or penalty (other than customary breakage costs, if applicable). Amounts prepaid may not be reborrowed.
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
(e)    The Company will pay interest on the Junior Subordinated Debentures (i) from and including the date of original issuance to, but not including, September 15, 2035, at an annual rate of 7.00% and (ii) from and including September 15, 2035, during each Interest Reset Period at an annual rate equal to the Five-Year Treasury Rate as of the most recent Reset Interest Determination Date plus 2.701%.
(f)    Proceeds were used to repay SiEnergy's $148.8 million remaining balance on the Delayed Draw Term Loan Facility.
(g)    Proceeds were used to support working capital needs and for general corporate purposes including repayment of debt.

NWN Water Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.80%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026, along with the variable-rate debt.

Retirement of Long-Term Debt

NW Holdings
In March 2025, the Acquisition Bridge Facility used to finance the acquisition of SiEnergy was repaid in full.

NW Natural
The following NW Natural debentures were retired in the periods indicated:

	Year Ended December 31,
In millions	2025	2024	2023
NW Natural First Mortgage Bonds:
3.542% Series due 2023	$—	$—	$50
5.620% Series due 2023	—	—	40
7.720% Series due 2025	20	—	—
6.520% Series due 2025	10	—	—
Total	$30	$—	$90

SiEnergy
In August 2025, the proceeds of the senior notes issued by SiEnergy Gas, LLC in August 2025 (the August 2025 Notes) were used to extinguish the $148.8 million remaining balance of the SiEnergy Delayed Draw Term Loan Facility (SiEnergy DDTLF) (and the SiEnergy Revolving Credit Facility was terminated. The SiEnergy DDTLF and Revolving Credit Facility under SiEnergy’s Credit Agreement were acquired by NW Holdings on January 7, 2025 as part of the acquisition of all of the issued and outstanding limited liability company interests of SiEnergy.

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

Maturities and Interest on Long-Term Debt
Maturities and payment of interest on long-term debt for each of the annual periods through December 31, 2030 and thereafter are as follows:

In millions	Long-term debt maturities	Interest on long-term debt
NW Holdings:
2026	$160.7	$123.3
2027	65.4	118.4
2028	110.7	112.6
2029	190.4	107.1
2030	80.1	98.5
Thereafter	1,841.4	1,654.7
NW Holdings Total	$2,448.7	$2,214.6

NW Natural:
2026	$55.0	$71.3
2027	64.7	68.9
2028	10.0	66.0
2029	50.0	64.9
2030	30.0	63.5
Thereafter	1,335.0	926.3
NW Natural Total	$1,544.7	$1,260.9

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of December 31, 2025 and 2024. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Pension Cost and Funding Status of Qualified Retirement Plans
NW Natural's pension costs are determined in accordance with accounting standards for compensation and retirement benefits. See “Application of Critical Accounting Policies and Estimates – Pensions and Postretirement Benefits” below. Pension expense for NW Natural's qualified defined benefit plan, which is allocated between operations and maintenance expenses and capital expenditures, totaled $10.4 million in 2025, a change of $6.3 million from 2024. The fair market value of pension assets in this plan increased to $302.3 million at December 31, 2025 from $284.1 million at December 31, 2024. The increase was due to employer contributions of $11.3 million and a gain on plan assets of $31.7 million, partially offset by benefit payments of $24.8 million.

Contributions made to NW Natural's company-sponsored qualified defined benefit pension plan are based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The qualified defined benefit pension plan was underfunded by $71.5 million at December 31, 2025. NW Natural made $11.3 million and $20.5 million of cash contributions to its qualified defined benefit pension plans during the years ended December 31, 2025, and December 31, 2024, respectively. The amount and timing of future contributions will depend on market interest rates and investment returns on the plan's assets. See Note 10 for information regarding employer contributions and estimated future benefit payments and other pension disclosures.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates—Environmental Contingencies” below. At December 31, 2025, NW Natural's total estimated liability related to environmental sites was $162.0 million. See Note 17 and "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" above.

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

Regulatory Accounting
NWN Gas Utility, SiEnergy Gas Utility, and NWN Water include regulated entities. The NWN Gas Utility segment is regulated by the OPUC and WUTC, SiEnergy Gas is regulated by the RRC and the cities in which it provides service. Regulated entities at NWN Water are regulated by the utility commissions in the states in which they are located, including Oregon, Washington, Arizona, Idaho, and Texas. These commissions establish the rates designed to recover specific costs of providing regulatory services, and, to a certain extent, set forth special accounting treatment for certain regulatory transactions for which NW Natural, SiEnergy, and NWN Water record regulatory assets and liabilities. In general, the same accounting principles as non-regulated companies reporting under U.S. GAAP are used. However, authoritative guidance for regulated operations (regulatory accounting) requires different accounting treatment for regulated companies to show the effects of such regulation. For example, NW Natural accounts for the cost of gas using a PGA deferral and cost recovery mechanism, which is submitted for approval annually to the OPUC and WUTC. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Purchased Gas Adjustment" above. There are other expenses and revenues that the OPUC or WUTC may require NW Natural to defer for recovery or refund in future periods. Regulatory accounting requires NW Natural to account for these types of deferred expenses (or deferred revenues) as regulatory assets (or regulatory liabilities) on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, NW Natural, SiEnergy, or NWN Water recognize the expense or revenue on the income statement at the same time the adjustment to amounts is included in rates charged to customers.

The conditions that must be satisfied to adopt the accounting policies and practices of regulatory accounting include:
•an independent regulator sets rates;
•the regulator sets the rates to cover specific costs of delivering service; and
•the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

NWN Gas Utility, SiEnergy Gas Utility, and NWN Water satisfy all three conditions and apply regulatory accounting at these businesses. Future accounting changes, regulatory changes, or changes in the competitive environment could require NW Holdings or NW Natural to discontinue the application of regulatory accounting for some or all of our regulated businesses. This would require the write-off of those regulatory assets and liabilities that would no longer be probable of recovery from or refund to customers.

Based on current accounting and regulatory competitive conditions, NW Natural believes it is reasonable to expect continued application of regulatory accounting for NWN Gas Utility, SiEnergy Gas Utility, and NWN Water activities. Further, it is reasonable to expect the recovery or refund of regulatory assets and liabilities at December 31, 2025 through future customer rates at each applicable segment. If it is determined that all or a portion of these regulatory assets or liabilities no longer meet the criteria for continued application of regulatory accounting, then NW Natural SiEnergy, or NWN Water would be required to write-off the net unrecoverable balances against earnings in the period such determination is made. The net balance in regulatory asset and liability accounts at NW Natural was a net liability of $323.8 million and a net liability of $333.4 million as of December 31, 2025 and 2024, respectively. The net balance in regulatory asset and liability accounts at NW Holdings was a net liability of $328.4 million and a net liability of $333.7 million as of December 31, 2025 and 2024, respectively. See Note 2 for more detail on regulatory balances.

Revenue Recognition
Revenues, which are derived primarily from the sale, transportation, storage of natural gas, and sale of water are recognized upon the delivery of commodity or services rendered to customers.

Accrued Unbilled Revenue
For a description of the policy regarding accrued unbilled revenue, most of which relates to the NWN Gas Utility business at NW Natural, see Note 2. The following table presents changes in key metrics if the estimated percentage of unbilled volume at December 31 was adjusted up or down by 1%:

	2025
In millions	Up 1%	Down 1%
Unbilled revenue increase (decrease)	$1.2	$(1.2)
Margin increase (decrease)	0.1	(0.1)
Net income before tax increase (decrease)	0.1	(0.1)

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

Derivative instruments are recorded on the balance sheet at fair value. If certain regulatory conditions are met, then the derivative instrument fair value is recorded together with an offsetting entry to a regulatory asset or liability account pursuant to regulatory accounting, and no unrealized gain or loss is recognized in current income or loss. See "Regulatory Accounting" above for additional information. The gain or loss from the fair value of a derivative instrument subject to regulatory deferral is included in the recovery from, or refund to, NWN Gas Utility business customers in future periods. If a derivative contract is not subject to regulatory deferral, then the accounting treatment for unrealized gains and losses is recorded in accordance with accounting standards for derivatives and hedging which is either in current income or loss or in accumulated other comprehensive income or loss (AOCI or AOCL). Derivative contracts outstanding at December 31, 2025, 2024 and 2023 were measured at fair value using models or other market accepted valuation methodologies derived from observable market data. Estimates of fair value may change significantly from period-to-period depending on market conditions, notional amounts, and prices. These changes may have an impact on results of operations, but the impact would generally be mitigated due to the majority of derivative activities being subject to regulatory deferral treatment. For more information on derivative activity and associated regulatory treatment, see Note 2 and Note 15.

The following table summarizes the amount of gains (losses) realized from commodity price transactions for the last three years:

In millions	2025	2024	2023
NWN Gas Utility business net gain (loss) on commodity swaps	$(91.7)	$(119.2)	$125.5

Realized gains and losses from commodity hedges shown above were recorded in cost of gas and were, or will be, included in annual PGA rates.

NWN Water also uses financial derivatives to hedge interest rate risk in the form of a pay-fixed interest rate swap. Unrealized gains and losses related to the interest rate swap agreement qualifies for cash flow hedge accounting and are recorded in AOCI on the consolidated balance sheet.

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

Net periodic pension and postretirement benefit costs (retirement benefit costs) and projected benefit obligations (benefit obligations) are determined using a number of key assumptions, including discount rates, rates of compensation increase, retirement ages, mortality rates and an expected long-term return on plan assets. See Note 10.

The vested benefit obligation for the defined benefit pension plan is the actuarial present value of the vested benefits to which the employee is entitled based on the employee's expected date of separation or retirement based on valuation assumptions.

Accounting standards also require balance sheet recognition of unamortized actuarial gains and losses and prior service costs in AOCI or AOCL, net of tax. However, the retirement benefit costs related to qualified defined benefit pension and postretirement benefit plans are generally recovered in rates charged to NWN Gas Utility customers, which are set based on accounting standards for pensions and postretirement benefit expenses. As such, NW Natural received approval from the OPUC to recognize the unamortized actuarial gains and losses and prior service costs as a regulatory asset or regulatory liability based on expected rate recovery, rather than including it as AOCI or AOCL under common equity. See "Regulatory Accounting" above and Note 2, "Industry Regulation."

A number of factors, as discussed above, are considered in developing pension and postretirement benefit assumptions. For the December 31, 2025 measurement date, NW Natural reviewed and updated:
•the weighted-average discount rate assumptions for pensions decreased from 5.56% for 2024 to 5.35% for 2025, and the weighted-average discount rate assumptions for other postretirement benefits decreased from 5.53% for 2024 to 5.28% for 2025. The new rate assumptions were determined for each plan based on a matching of benchmark interest rates to the estimated cash flows, which reflect the timing and amount of future benefit payments. Benchmark interest rates are drawn from the FTSE Above Median Curve, which consists of high quality bonds rated AA- or higher by S&P or Aa3 or higher by Moody’s;
•the expected annual rate of future compensation is separately determined for bargaining unit and non-bargaining unit employees. The rate assumption ranges from 4.5% to 5.1% in 2025 and thereafter;
•the expected long-term return on qualified defined benefit plan assets remained the same at 7.50% in 2024 and 2025; and
•other key assumptions, which were based on actual plan experience and actuarial recommendations.

At December 31, 2025, the net pension liability (benefit obligations less market value of plan assets) for the defined benefit pension plan decreased $17.3 million compared to 2024. The decrease in the net pension liability is primarily due to the $1.0 million increase to the pension benefit obligation and the $18.3 million increase in plan assets. The liability for non-qualified plans decreased $9.8 million and the liability for other postretirement benefits increased $0.5 million in 2025.

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

NW Natural believes its pension assumptions are appropriate based on plan design and an assessment of market conditions. The following shows the sensitivity of retirement benefit costs and benefit obligations to changes in certain actuarial assumptions:

Dollars in millions	Change in Assumption	Impact on 2025 Retirement Benefit Costs	Impact on Retirement Benefit Obligations at Dec. 31, 2025
Discount rate:	(0.25)%
Qualified defined benefit plans		$1.1	$9.7
Non-qualified plans		—	0.1
Other postretirement benefits		—	0.5
Expected long-term return on plan assets:	(0.25)%
Qualified defined benefit plans		0.7	N/A

Income Taxes
Valuation Allowances
Deferred tax assets are recognized to the extent that these assets are believed to be more likely than not to be realized. In making such a determination, available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. NW Holdings and NW Natural have determined that all recorded deferred tax assets are more likely than not to be realized as of December 31, 2025. See Note 11.

Uncertain Tax Benefits
The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in the jurisdictions in which we operate. A tax benefit from a material uncertain tax position will only be recognized when it is more likely than not that the position, or some portion thereof, will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits. NW Holdings and NW Natural participate in the Compliance Assurance Process (CAP) with the Internal Revenue Service (IRS). Under the CAP program companies work with the IRS to identify and resolve material tax matters before the federal income tax return is filed each year. No reserves for uncertain tax     benefits were recorded during 2025, 2024, or 2023. See Note 11.

Tax Legislation
When significant proposed or enacted changes in income tax rules occur, we consider whether there may be a material impact to our financial position, results of operations, cash flows, or whether the changes could materially affect existing assumptions used in making estimates of tax related balances.

The final tangible property regulations applicable to all taxpayers were issued on September 13, 2013 and were generally effective for taxable years beginning on or after January 1, 2014. In April 2023, the IRS published Revenue Procedure 2023-15 that provides a safe harbor method of income tax accounting for determining when expenditures for natural gas transmission and distribution property must be capitalized or are allowable as repair deductions. We have evaluated this new safe harbor and do not believe that the safe harbor method is materially different from NW Natural’s current repairs methodology or that this additional guidance would have a material effect on our financial condition and results of operations.

Regulatory Matters
Regulatory tax assets and liabilities are recorded to the extent it is probable they will be recoverable from, or refunded to, customers in the future. At December 31, 2025 and 2024, NW Natural had net regulatory income tax assets of $3.6 million and $5.8 million, respectively, representing future rate recovery of deferred tax liabilities resulting from differences in NWN Gas Utility plant financial statement and tax bases and NWN Gas Utility plant removal costs. These regulatory assets are currently being recovered through customer rates. At December 31, 2025 and 2024, regulatory income tax assets of $7.8 million and $6.0 million, respectively, were recorded by NW Natural, representing future rate recovery of deferred tax liabilities resulting from the equity portion of AFUDC. These regulatory assets are currently being recovered through customer rates.

At December 31, 2025 and 2024, regulatory liability balances, representing the estimated net benefit to NWN Gas Utility customers resulting from the change in deferred taxes as a result of the Tax Cut and Jobs Act (TCJA), of $164.6 million and $169.5 million, respectively, were recorded by NW Natural. These balances include a gross up for income taxes of $43.6 million and $44.9 million, respectively. These regulatory liabilities are currently being amortized as a reduction in customer rates.

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

NW Holdings' policy for goodwill assessments begins with a qualitative analysis in which events and circumstances are evaluated, including macroeconomic conditions, industry and market conditions, regulatory environments, and the overall financial performance of the reporting unit. If the qualitative assessment indicates that the carrying value may be at risk of recoverability, a quantitative evaluation is performed to measure the carrying value against the fair value of the reporting unit. This evaluation may involve the assessment of future cash flows and other subjective factors for which uncertainty exists and could impact the estimation of future cash flows. These factors include, but are not limited to, the amount and timing of future cash flows, future growth rates, and the discount rate. Unforeseen events and changes in circumstances or market conditions could adversely affect these estimates, which could result in an impairment charge. A qualitative assessment was performed during the fourth quarter of 2025 which indicated a quantitative assessment was not required; thus, no goodwill impairment was recorded. See Note 2 and Note 14 for additional information.

Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at fair value at the acquisition date, and the fair value of any non-controlling interest in the acquiree. Acquisition-related costs are expensed as incurred. When NW Holdings acquires a business, it assesses the financial assets acquired and liabilities assumed for appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions as of the acquisition date. When there is substantial judgment or uncertainty around the fair value of acquired assets, we may engage a third party expert to assist in determining the fair values of certain assets or liabilities.

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

Commodity Supply Risk
NW Natural enters into spot, short-term, and long-term natural gas supply contracts, along with associated pipeline transportation contracts, to manage commodity supply risk. NW Natural has arranged for physical delivery of an adequate supply of gas, including gas in its Mist storage facility and other off-system storage facilities, to meet expected requirements of core NWN Gas Utility customers. NW Natural's long-term gas supply contracts are primarily index-based and subject to monthly re-pricing, a strategy that is intended to substantially mitigate credit exposure to physical gas counterparties. Absolute notional amounts under physical gas contracts related to open positions on derivative instruments were 692 million therms and 561 million therms as of December 31, 2025 and 2024, respectively.

Commodity Price Risk
Natural gas commodity prices are subject to market fluctuations due to unpredictable factors including weather, pipeline transportation congestion, drilling technologies, market speculation, governmental tariffs and other factors that affect supply and demand. For NW Natural, commodity price risk is primarily hedged with financial swaps, storage and physical gas reserves from a long-term investment in working interests in gas leases operated by Jonah Energy. These hedges are generally included in NW Natural's annual PGA filing for recovery, subject to a regulatory prudence review. Notional amounts under financial derivative contracts were $279.9 million and $303.7 million as of December 31, 2025 and 2024, respectively. The fair value of financial swaps, based on market prices at December 31, 2025, was an unrealized loss of $71.1 million, which would result in cash outflows of $61.0 million in 2026, $7.2 million in 2027, and $2.9 million in 2028. For SiEnergy, fluctuations in commodity gas prices are included in the PGA and passed onto customers.

Interest Rate Risk
NW Holdings and NW Natural are exposed to interest rate risk primarily associated with debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. Interest rate risk is primarily managed through the issuance of fixed-rate debt with varying maturities. NW Holdings and NW Natural may also enter into financial derivative instruments, including interest rate swaps, options and other hedging instruments, to manage and mitigate interest rate exposure. NW Holdings and NWN Water entered into interest rate swaps transactions for a total notional amount of $155 million to manage variable interest rate risk in December 2022. Unrealized gains related to these interest rate swap agreements were immaterial as of December 31, 2025 and December 31, 2024.

Foreign Currency Risk
The costs of certain pipeline fees are subject to changes in the value of the Canadian currency in relation to the U.S. currency. Foreign currency forward contracts are used to hedge against fluctuations in exchange rates for NW Natural's commodity-related demand and reservation charges paid in Canadian dollars. Notional amounts under foreign currency forward contracts were $8.6 million and $10.3 million as of December 31, 2025 and 2024, respectively. If all of the foreign currency forward contracts had been settled on December 31, 2025, an immaterial gain would have been realized. See Note 15.

Credit Risk
Credit Exposure to Natural Gas Suppliers
Certain gas suppliers have either relatively low credit ratings or are not rated by major credit rating agencies. To manage this supply risk, NW Natural purchases gas from a number of different suppliers at liquid exchange points. NW Natural evaluates and monitors suppliers’ creditworthiness and maintains the ability to require additional financial assurances, including deposits, letters of credit, or surety bonds, in case a supplier defaults. In the event of a supplier’s failure to deliver contracted volumes of gas, the NWN Gas Utility business would need to replace those volumes at prevailing market prices, which may be higher or lower than the original transaction prices. NW Natural expects these costs would be subject to its PGA sharing mechanism discussed above. Since most of NW Natural's commodity supply contracts are priced at the daily or monthly market index price tied to liquid exchange points, and NW Natural has adequate storage flexibility, NW Natural believes it is unlikely a supplier default would have a material adverse effect on its financial condition or results of operations.

Credit Exposure to Financial Derivative Counterparties
NW Natural did not have any counterparty credit exposure related to commodity swap counterparties based on their estimated fair value at December 31, 2025. NW Natural does not have credit exposure to financial commodity swap derivative counterparties when the value of contracts in an unrealized loss position exceeds that of contracts in an unrealized gain position. The net unrealized loss position occurs when forward market prices are lower than our hedge prices. NW Natural’s credit exposure also includes interest rate swap and foreign exchange forward counterparties, neither of which were significant at December 31, 2025. NW Natural's financial derivatives policy requires counterparties to have at least an investment-grade credit rating at the time the derivative instrument is entered into and specific limits on the potential financial exposure and duration based on each counterparty’s credit rating. NW Natural actively monitors and manages derivative credit exposure and places counterparties on hold for trading purposes or requires cash collateral, letters of credit, or guarantees as circumstances warrant.

The following table summarizes NW Natural's overall financial swap and option credit exposure, based on estimated fair value, and the corresponding counterparty credit ratings. The table uses credit ratings from S&P and Moody’s, reflecting the higher of the S&P or Moody’s rating or a middle rating if the entity is split-rated with more than one rating level difference:

	Financial Derivative Position by Credit Rating Unrealized Fair Value Gain (Loss)
In millions	2025	2024
AA/Aa	$(58.0)	$(71.9)
A/A	(13.1)	(10.8)
Total	$(71.1)	$(82.7)

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

Additionally, NW Natural has master contracts in place with each derivative counterparty, most of which include provisions for posting or calling for collateral. Generally, NW Natural can obtain cash or marketable securities as collateral with one day’s notice. Various collateral management strategies are used to reduce liquidity risk. The collateral provisions vary by counterparty but are not expected to result in the significant posting of collateral, if any. NW Natural has performed stress tests on the gas portfolio and concluded the liquidity risk from collateral calls is not material. Derivative credit exposure is primarily with investment grade counterparties rated AA-/Aa3 or higher. Contracts are diversified by counterparty, industry, sector and country to reduce credit and liquidity risk.

At December 31, 2025, financial derivative commodity credit risk on a volumetric basis was geographically concentrated 20% in the United States and 77% in Canada, based on counterparties' location. At December 31, 2024, financial derivative commodity credit risk on a volumetric basis was geographically concentrated 17% in the United States and 83% in Canada with our counterparties.

Credit Exposure to Insurance Companies
Credit exposure to insurance companies for loss or damage claims could be material. NW Holdings and NW Natural regularly monitor the financial condition of insurance companies who provide general liability insurance policy coverage to NW Holdings, NW Natural, their predecessors, and their subsidiaries.

Weather Risk
NW Natural has a weather normalization mechanism in Oregon; however, it is exposed to weather risk primarily from NWN Gas Utility business operations. A large percentage of NWN Gas Utility margin is volume driven, and current rates are based on an assumption of average weather. NW Natural's weather normalization mechanism in Oregon is for residential and small commercial customers, which is intended to stabilize the recovery of NWN Gas Utility business fixed costs and reduce fluctuations in customers’ bills due to colder or warmer than average weather. Customers in Oregon are allowed to opt out of the weather normalization mechanism. As of December 31, 2025, approximately 7% of Oregon customers had opted out. In addition to the Oregon customers opting out, Washington customers account for approximately 12% of our total customer base and are not covered by weather normalization. The combination of Oregon and Washington customers not covered by a weather normalization mechanism is 19% of all customers. SiEnergy also has a weather normalization mechanism. See "Results of Operations—Regulatory Matters—Rate Mechanisms—WARM" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

		Page
1.	Management's Reports on Internal Control Over Financial Reporting	76

2.	Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)	78

3.	Consolidated Financial Statements:

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Holding Company for the Years Ended December 31, 2025, 2024, and 2023	82

	Consolidated Balance Sheets of Northwest Natural Holding Company at December 31, 2025 and 2024	83

	Consolidated Statements of Shareholders’ Equity of Northwest Natural Holding Company for the Years Ended December 31, 2025, 2024, and 2023	85

	Consolidated Statements of Cash Flows of Northwest Natural Holding Company for the Years Ended December 31, 2025, 2024, and 2023	86

	Consolidated Statements of Comprehensive Income (Loss) of Northwest Natural Gas Company for the Years Ended December 31, 2025, 2024, and 2023	88

	Consolidated Balance Sheets of Northwest Natural Gas Company at December 31, 2025 and 2024	89

	Consolidated Statements of Shareholder's Equity of Northwest Natural Gas Company for the Years Ended December 31, 2025, 2024, and 2023	91

	Consolidated Statements of Cash Flows of Northwest Natural Gas Company for the Years Ended December 31, 2025, 2024, and 2023	92

	Notes to Consolidated Financial Statements	94

4.	Supplementary Data for the Years Ended December 31, 2025, 2024, and 2023:

	Financial Statement Schedules

	Schedule I - Condensed Financial Information of Northwest Natural Holding Company at December 31, 2025 and 2024, and for the Years Ended December 31, 2025, 2024, and 2023	147

	Schedule II – Valuation and Qualifying Accounts and Reserves of Northwest Natural Holding Company and Northwest Natural Gas Company for the Years Ended December 31, 2025, 2024, and 2023	151

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

Management has excluded SiEnergy Operating, LLC (SiEnergy) from its assessment of internal control over financial reporting as of December 31, 2025 as it was acquired by the Company in a purchase business combination during 2025. Total assets and total net sales of SiEnergy excluded from management's assessment of internal control over financial reporting represent approximately 9.6% and 5.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. This exclusion is in accordance with the guidelines established by the Securities and Exchange Commission.

Except as noted above, NW Holdings management assessed the effectiveness of NW Holdings' internal control over financial reporting as of December 31, 2025. In making this assessment, NW Holdings management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Holdings management's assessment and those criteria, NW Holdings management has concluded that it maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report.

/s/ Justin B. Palfreyman
Justin B. Palfreyman
Chief Executive Officer

/s/ Raymond Kaszuba III
Raymond Kaszuba III
Senior Vice President and Chief Financial Officer

February 27, 2026

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

NW Natural management assessed the effectiveness of NW Natural's internal control over financial reporting as of December 31, 2025. In making this assessment, NW Natural management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on NW Natural management's assessment and those criteria, NW Natural management has concluded that it maintained effective internal control over financial reporting as of December 31, 2025.

/s/ Justin B. Palfreyman
Justin B. Palfreyman
Chief Executive Officer

/s/ Raymond Kaszuba III
Raymond Kaszuba III
Senior Vice President and Chief Financial Officer

February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Northwest Natural Holding Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Northwest Natural Holding Company and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded SiEnergy Operating, LLC from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded SiEnergy Operating, LLC from our audit of internal control over financial reporting. SiEnergy Operating, LLC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 9.6% and 5.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, there were $567.9 million of regulatory assets and $896.4 million of regulatory liabilities as of December 31, 2025. The Company’s principal business is to operate as a holding company for Northwest Natural Gas Company (“NW Natural”), SiEnergy, NWN Water, and its other subsidiaries. NW Natural's and SiEnergy’s principal businesses are the distribution of natural gas, and NWN Water’s principal business is water and wastewater utility services, the majority of which are regulated. As disclosed by management, regulatory accounting requires management to account for deferred expenses as regulatory assets and deferred revenues as regulatory liabilities on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue in the income statement at the same time the amounts are included in rates charged to customers.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including controls over the probability of recovery of regulatory assets and refund of regulatory liabilities, and the related accounting and disclosure impacts. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and refund of regulatory liabilities and (ii) testing, on a sample basis, regulatory assets and regulatory liabilities by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory proceedings and correspondence; and (c) the application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
February 27, 2026

We have served as the Company’s auditor since 1997.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Northwest Natural Gas Company:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northwest Natural Gas Company and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income (loss), of shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Regulatory Matters
As described in Note 2 to the consolidated financial statements, there were $563.0 million of regulatory assets and $886.8 million of regulatory liabilities as of December 31, 2025. The Company’s principal business is the distribution of natural gas, which is regulated. As disclosed by management, regulatory accounting requires management to account for deferred expenses as regulatory assets and deferred revenues as regulatory liabilities on the balance sheet. When the recovery of these regulatory assets from, or refund of regulatory liabilities to, customers is approved, management recognizes the expense or revenue in the income statement at the same time the amounts are included in rates charged to customers.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including controls over the probability of recovery of regulatory assets and refund of regulatory liabilities, and the related accounting and disclosure impacts. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and refund of regulatory liabilities and (ii) testing, on a sample basis, regulatory assets and regulatory liabilities by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory proceedings and correspondence; and (c) the application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
February 27, 2026

We have served as the Company’s auditor since 1997.

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands, except per share data	2025	2024	2023

Operating revenues	$1,289,363	$1,152,994	$1,197,475

Operating expenses:
Cost of gas	395,576	412,382	499,837
Operations and maintenance	327,365	294,658	273,766
Environmental remediation	14,623	14,054	12,899
General taxes	52,046	48,672	46,248
Revenue taxes	48,165	48,343	48,671
Depreciation	165,506	137,898	125,581
Other operating expenses	5,191	5,845	5,532
Total operating expenses	1,008,472	961,852	1,012,534
Income from operations	280,891	191,142	184,941
Other income (expense), net	(3,700)	(1,108)	17,855
Interest expense, net	122,513	80,092	76,566
Income before income taxes	154,678	109,942	126,230
Income tax expense	41,359	31,071	32,362
Net income	113,319	78,871	93,868
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $(241) for 2025, $40 for 2024, and $443 for 2023	670	(399)	(1,233)
Amortization of non-qualified employee benefit plan liability, net of taxes of $(526) for 2025, $(210) for 2024, and $(148) for 2023	1,677	584	410
Unrealized (loss) gain on interest rate swaps, net of taxes of $65 for 2025, $13 for 2024, and $(21) for 2023	(194)	(36)	59
Comprehensive income	$115,472	$79,020	$93,104
Average common shares outstanding:
Basic	40,864	38,809	36,213
Diluted	40,953	38,869	36,265
Earnings per share of common stock:
Basic	$2.77	$2.03	$2.59
Diluted	2.77	2.03	2.59

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2025	2024

Assets:
Current assets:
Cash and cash equivalents	$36,673	$38,490
Accounts receivable	121,875	124,480
Accrued unbilled revenue	97,238	94,400
Allowance for uncollectible accounts	(4,068)	(3,474)
Regulatory assets	143,745	130,116
Derivative instruments	3,922	6,628
Inventories	127,697	106,954
Other current assets	75,850	60,180
Total current assets	602,932	557,774
Non-current assets:
Property, plant, and equipment	5,640,435	4,918,919
Less: Accumulated depreciation	1,288,422	1,246,592
Total property, plant, and equipment, net	4,352,013	3,672,327
Regulatory assets	424,194	382,499
Derivative instruments	366	535
Other investments	80,676	82,236
Operating lease right of use asset, net	68,224	68,626
Assets under sales-type leases	121,470	125,653
Goodwill	370,815	183,804
Other non-current assets	146,351	160,862
Total non-current assets	5,564,109	4,676,542
Total assets	$6,167,041	$5,234,316

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands, except share information	2025	2024

Liabilities and equity:
Current liabilities:
Short-term debt	$171,989	$170,110
Current maturities of long-term debt	160,627	30,787
Accounts payable	175,566	133,270
Taxes accrued	18,123	16,176
Interest accrued	26,121	18,220
Regulatory liabilities	137,974	116,180
Derivative instruments	63,631	75,272
Operating lease liabilities	3,228	1,840
Other current liabilities	79,186	87,162
Total current liabilities	836,445	649,017
Long-term debt	2,272,202	1,679,355
Deferred credits and other non-current liabilities:
Deferred tax liabilities	437,467	397,149
Regulatory liabilities	758,407	730,117
Pension and other postretirement benefit liabilities	112,139	130,397
Derivative instruments	14,039	13,307
Operating lease liabilities	74,986	75,914
Other non-current liabilities	186,280	173,689
Total deferred credits and other non-current liabilities	1,583,318	1,520,573
Commitments and contingencies (see Note 16 and Note 17)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 41,563,577 and 40,222,305 at December 31, 2025 and 2024, respectively	1,044,000	989,346
Retained earnings	435,823	402,925
Accumulated other comprehensive loss	(4,747)	(6,900)
Total equity	1,475,076	1,385,371
Total liabilities and equity	$6,167,041	$5,234,316

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2022	$805,253	$376,473	$(6,285)	$1,175,441
Comprehensive income (loss)	—	93,868	(764)	93,104
Dividends on common stock, $1.94 per share	—	(70,430)	—	(70,430)
Stock-based compensation	3,598	—	—	3,598
Shares issued in connection with business combinations	12,884	—	—	12,884
Shares issued pursuant to equity based plans, net of shares withheld for taxes	2,328	—	—	2,328
Issuance of common stock, net of issuance costs	66,913	—	—	66,913
Balance at December 31, 2023	890,976	399,911	(7,049)	1,283,838
Comprehensive income	—	78,871	149	79,020
Dividends on common stock, $1.95 per share	—	(75,857)	—	(75,857)
Shares issued in connection with business combinations	1,429	—	—	1,429
Stock-based compensation	3,231	—	—	3,231
Shares issued pursuant to equity based plans, net of shares withheld for taxes	3,156	—	—	3,156
Issuance of common stock, net of issuance costs	90,554	—	—	90,554
Balance at December 31, 2024	989,346	402,925	(6,900)	1,385,371
Comprehensive income	—	113,319	2,153	115,472
Dividends on common stock, $1.96 per share	—	(80,421)	—	(80,421)
Stock-based compensation	4,122	—	—	4,122
Shares issued pursuant to equity based plans, net of shares withheld for taxes	2,730	—	—	2,730
Issuance of common stock, net of issuance costs	47,802	—	—	47,802
Balance at December 31, 2025	$1,044,000	$435,823	$(4,747)	$1,475,076

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2025	2024	2023
Operating activities:
Net income	$113,319	$78,871	$93,868
Adjustments to reconcile net income to cash provided by operations:
Depreciation	165,506	137,898	125,581
Amortization	24,239	20,162	17,641
Deferred income taxes	35,473	11,366	8,966
Qualified defined benefit pension plan expense (benefit)	10,357	4,062	(2,430)
Contributions to qualified defined benefit pension plans	(11,310)	(20,460)	—
Deferred environmental expenditures, net	(25,697)	(23,307)	(26,052)
Environmental remediation expense	14,623	14,054	12,899
Asset optimization revenue sharing bill credits	(15,549)	(28,874)	(10,471)
Regulatory disallowance of line extension allowances	—	13,700	—
Other	12,670	10,799	8,548
Changes in assets and liabilities:
Receivables, net	8,170	(15,302)	50,977
Inventories	(29,195)	(2,735)	(24,105)
Income and other taxes	(5,873)	809	(1,246)
Accounts payable	10,115	(14,144)	(39,958)
Deferred gas costs	(34,201)	38,129	52,371
Asset optimization revenue sharing	24,343	14,539	22,637
Decoupling mechanism	(26,939)	5,173	(11,415)
Cloud-based software	(10,381)	(22,393)	(16,307)
Regulatory accounts	6,575	12,292	4,617
RNG facility prepayment	—	(51,427)	—
Other, net	2,879	17,070	13,828
Cash provided by operating activities	269,124	200,282	279,949
Investing activities:
Capital expenditures	(466,893)	(394,400)	(327,347)
Acquisitions, net of cash acquired	(338,131)	(29,816)	(7,533)
Purchase of equity method investment	(1,000)	(1,000)	(1,000)
Other	(2,878)	(3,770)	383
Cash used in investing activities	(808,902)	(428,986)	(335,497)

	Year Ended December 31,
	2025	2024	2023
Financing activities:
Proceeds from common stock issued, net	47,418	90,374	66,495
Long-term debt issued	760,000	285,000	330,000
Long-term debt retired	(183,127)	(150,000)	(90,000)
Changes in other short-term debt, net	(3,121)	80,330	(168,540)
Cash dividend payments on common stock	(77,309)	(72,852)	(67,340)
Payment of financing fees	(9,192)	(3,290)	(2,200)
Shares withheld for tax purposes	(1,599)	(1,319)	(1,313)
Other	(197)	(1,181)	(2,894)
Cash provided by financing activities	532,873	227,062	64,208
(Decrease) increase in cash, cash equivalents and restricted cash	(6,905)	(1,642)	8,660
Cash, cash equivalents and restricted cash, beginning of period	47,982	49,624	40,964
Cash, cash equivalents and restricted cash, end of period	$41,077	$47,982	$49,624

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$111,257	$71,233	$80,197
Income taxes paid, net of refunds:
U.S. federal taxes	$5,599	$10,055	$14,300
State and local taxes
Oregon	5,500	9,000	9,800
Other states	311	339	163
Income taxes paid, net of refunds	$11,410	$19,394	$24,263
Non-cash activities:
Shares issued in connection with business combinations	$—	$1,429	$12,884
Debt assumed in connection with business combinations	156,117	—	3,131
See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands	2025	2024	2023

Operating revenues	$1,125,113	$1,100,497	$1,158,623

Operating expenses:
Cost of gas	356,126	412,320	500,061
Operations and maintenance	268,242	256,995	244,669
Environmental remediation	14,623	14,054	12,899
General taxes	48,785	46,953	44,980
Revenue taxes	45,887	48,037	48,432
Depreciation	149,119	129,602	119,514
Other operating expenses	2,548	2,809	2,423
Total operating expenses	885,330	910,770	972,978
Income from operations	239,783	189,727	185,645
Other income (expense), net	(6,341)	(2,818)	15,358
Interest expense, net	61,898	63,273	60,594
Income before income taxes	171,544	123,636	140,409
Income tax expense	47,322	34,618	35,672
Net income	124,222	89,018	104,737
Other comprehensive income (loss):
Change in employee benefit plan liability, net of taxes of $(241) for 2025, $40 for 2024, and $443 for 2023	670	(399)	(1,233)
Amortization of non-qualified employee benefit plan liability, net of taxes of $(526) for 2025, $(210) for 2024, and $(148) for 2023	1,677	584	410
Comprehensive income	$126,569	$89,203	$103,914

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2025	2024

Assets:
Current assets:
Cash and cash equivalents	$29,347	$19,961
Accounts receivable	102,165	119,976
Accrued unbilled revenue	86,600	91,508
Receivables from affiliates	997	591
Allowance for uncollectible accounts	(3,048)	(2,788)
Regulatory assets	143,135	130,091
Derivative instruments	3,922	6,563
Inventories	119,319	105,031
Other current assets	61,024	53,781
Total current assets	543,461	524,714
Non-current assets:
Property, plant, and equipment	5,000,329	4,706,719
Less: Accumulated depreciation	1,256,289	1,222,413
Total property, plant, and equipment, net	3,744,040	3,484,306
Regulatory assets	419,847	381,682
Derivative instruments	366	394
Other investments	61,049	63,938
Operating lease right of use asset, net	65,650	68,115
Assets under sales-type leases	121,470	125,653
Other non-current assets	93,235	107,493
Total non-current assets	4,505,657	4,231,581
Total assets	$5,049,118	$4,756,295

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
In thousands	2025	2024

Liabilities and equity:
Current liabilities:
Short-term debt	$9,990	$136,510
Current maturities of long-term debt	54,948	29,992
Accounts payable	138,931	125,359
Payables to affiliates	2,354	3,487
Taxes accrued	15,682	15,759
Interest accrued	15,399	15,018
Regulatory liabilities	137,908	116,047
Derivative instruments	63,578	75,272
Operating lease liabilities	2,515	1,653
Other current liabilities	75,667	85,723
Total current liabilities	516,972	604,820
Long-term debt	1,479,942	1,335,407
Deferred credits and other non-current liabilities:
Deferred tax liabilities	426,093	382,686
Regulatory liabilities	748,846	729,172
Pension and other postretirement benefit liabilities	112,139	130,397
Derivative instruments	14,039	13,307
Operating lease liabilities	73,097	75,591
Other non-current liabilities	169,746	160,865
Total deferred credits and other non-current liabilities	1,543,960	1,492,018
Commitments and contingencies (see Note 16 and Note 17)
Equity:
Common stock	854,903	719,903
Retained earnings	658,046	611,199
Accumulated other comprehensive loss	(4,705)	(7,052)
Total equity	1,508,244	1,324,050
Total liabilities and equity	$5,049,118	$4,756,295

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
In thousands

Balance at December 31, 2022	$614,903	$582,593	$(6,414)	$1,191,082
Comprehensive income (loss)	—	104,737	(823)	103,914
Dividends on common stock	—	(92,376)	—	(92,376)
Capital contribution from parent	30,000	—	—	30,000
Balance at December 31, 2023	644,903	594,954	(7,237)	1,232,620
Comprehensive income	—	89,018	185	89,203
Dividends on common stock	—	(72,773)	—	(72,773)
Capital contributions from parent	75,000	—	—	75,000
Balance at December 31, 2024	719,903	611,199	(7,052)	1,324,050
Comprehensive income	—	124,222	2,347	126,569
Dividends on common stock	—	(77,375)	—	(77,375)
Capital contributions from parent	135,000	—	—	135,000
Balance at December 31, 2025	$854,903	$658,046	$(4,705)	$1,508,244

See Notes to Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2025	2024	2023
Operating activities:
Net income	$124,222	$89,018	$104,737
Adjustments to reconcile net income to cash provided by operations:
Depreciation	149,119	129,602	119,514
Amortization	22,099	19,692	17,282
Deferred income taxes	38,027	7,544	2,855
Qualified defined benefit pension plan expense (benefit)	10,357	4,062	(2,430)
Contributions to qualified defined benefit pension plans	(11,310)	(20,460)	—
Deferred environmental expenditures, net	(25,697)	(23,307)	(26,052)
Environmental remediation expense	14,623	14,054	12,899
Asset optimization revenue sharing bill credits	(15,549)	(28,874)	(10,471)
Regulatory disallowance of line extension allowances	—	13,700	—
Other	10,377	9,823	8,276
Changes in assets and liabilities:
Receivables, net	19,067	(13,374)	51,391
Inventories	(25,443)	(2,327)	(23,884)
Income and other taxes	(3,303)	(11,204)	4,124
Accounts payable	5,328	(20,687)	(43,531)
Deferred gas costs	(34,201)	38,129	52,371
Asset optimization revenue sharing	24,343	14,539	22,637
Decoupling mechanism	(26,939)	5,173	(11,415)
Cloud-based software	(10,382)	(22,392)	(16,307)
Regulatory accounts	5,961	12,921	4,645
Other, net	(5,549)	15,109	15,227
Cash provided by operating activities	265,150	230,741	281,868
Investing activities:
Capital expenditures	(355,066)	(353,906)	(290,845)
Other	(2,430)	(3,725)	384
Cash used in investing activities	(357,496)	(357,631)	(290,461)
Financing activities:
Long-term debt issued	200,000	—	330,000
Long-term debt retired	(30,000)	—	(90,000)
Changes in other short-term debt, net	(126,520)	119,730	(153,420)
Cash contributions received from parent	135,000	75,000	30,000
Cash dividend payments on common stock	(77,375)	(72,773)	(92,376)
Payment of financing fees	(2,546)	(311)	(2,080)
Shares withheld for tax purposes	(1,599)	(1,319)	(1,313)
Other	(316)	(529)	(369)
Cash provided by financing activities	96,644	119,798	20,442
(Decrease) increase in cash, cash equivalents and restricted cash	4,298	(7,092)	11,849
Cash, cash equivalents and restricted cash, beginning of period	29,428	36,520	24,671
Cash, cash equivalents and restricted cash, end of period	$33,726	$29,428	$36,520

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$56,652	$56,989	$64,054
Income taxes paid, net of refunds:
U.S. federal taxes	$3,992	$22,564	$16,846
State and local taxes
Oregon	6,826	15,005	10,899
Other states	262	1,151	—
Income taxes paid, net of refunds	$11,080	$38,720	$27,745
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

NW Natural's regulated natural gas distribution activities are reported in the NWN Gas Utility reportable segment, which was previously referred to as the natural gas distribution (NGD) segment prior to 2025. The NWN Gas Utility segment serves residential, commercial, and industrial customers in Oregon and southwest Washington. SiEnergy Operating, LLC (SiEnergy Gas Utility or SiEnergy), which was acquired January 7, 2025, owns SiEnergy Gas, LLC, which is a regulated natural gas distribution utility and serves residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also serves several transmission customers in Dallas and Austin, Texas. SiEnergy activities are reported in the SiEnergy Gas Utility reportable segment. NW Natural Water Company, LLC (NWN Water Utility or NWN Water) activities are reported in the NWN Water Utility reportable segment, which provides water distribution and wastewater services to communities throughout the Pacific Northwest, Texas, Arizona, and California. NW Holdings and NW Natural also have investments and business activities not specifically related to the NWN Gas Utility, SiEnergy Gas Utility and NWN Water Utility segments, which are aggregated and reported as NW Holdings Other and NW Natural Other.

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

Industry Regulation
NW Holdings' principal business is to operate as a holding company for NW Natural, SiEnergy, NWN Water and its other subsidiaries. NW Natural's principal business is the distribution of natural gas, which is regulated by the OPUC and WUTC. NW Natural also has natural gas storage services, which are regulated by the FERC, and to a certain extent by the OPUC and WUTC. SiEnergy's principal business is the distribution of natural gas in Texas; primarily in the Houston, Dallas and Austin metropolitan areas. SiEnergy also includes a natural gas transmission utility serving customers in the greater metropolitan areas of Dallas and Austin, Texas. SiEnergy's natural gas utilities are subject to regulation by the Railroad Commission of Texas and the cities in which it provides service. NWN Water's principal business is water and wastewater utility services. NWN Water's subsidiaries own water businesses, which are regulated by the public utility commission in the state in which the water utility is located, which is currently Oregon, Washington, Idaho, Texas and Arizona. Wastewater businesses, to the extent they are regulated, are generally regulated by the public utility commissions in the state in which the wastewater utility is located, which is currently Texas and Arizona. Accounting records and practices of the regulated businesses conform to the requirements and uniform system of accounts prescribed by these regulatory authorities in accordance with U.S. GAAP. The businesses in which customer rates are regulated have approved cost-based rates which are intended to allow such businesses to earn a reasonable return on invested capital.

In applying regulatory accounting principles, NW Holdings and NW Natural capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the applicable state public utility commission, which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a return or a carrying charge in certain cases.

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
In thousands	2025	2024
NW Natural:
Current:
Unrealized loss on derivatives(1)	$63,578	$75,272
Gas costs	6,284	5,340
Environmental costs(2)	12,148	10,746
Decoupling(3)	11,631	—
Pension balancing(4)	7,131	7,131
Income taxes	2,208	2,208
Washington Climate Commitment Act compliance	7,482	7,778
Security and systems improvements	1,771	2,711
Industrial demand side management(5)	10,539	8,551
Other(6)	20,363	10,354
Total current - NW Natural	143,135	130,091
Other (NW Holdings)	610	25
Total current - NW Holdings	$143,745	$130,116
NW Natural:
Non-current:
Unrealized loss on derivatives(1)	$14,039	$13,307
Pension balancing(4)	15,647	21,681
Income taxes	9,148	9,560
Pension and other postretirement benefit liabilities	96,008	111,236
Environmental costs(2)	180,063	167,086
Gas costs	9,434	1,442
Decoupling(3)	8,891	—
Washington Climate Commitment Act compliance	33,085	22,136
Security and systems improvements	8,234	8,531
Industrial demand side management(5)	9,334	7,390
Other(6)	35,964	19,313
Total non-current - NW Natural	419,847	381,682
Other (NW Holdings)	4,347	817
Total non-current - NW Holdings	$424,194	$382,499

	Regulatory Liabilities
In thousands	2025	2024
NW Natural:
Current:
Gas costs	$34,172	$35,947
Unrealized gain on derivatives(1)	3,922	6,563
Decoupling(3)	5,181	8,726
Income taxes	5,406	4,726
Asset optimization revenue sharing	25,981	17,500
Washington Climate Commitment Act proceeds	57,441	36,595
Other(6)	5,805	5,990
Total current - NW Natural	137,908	116,047
Other (NW Holdings)	66	133
Total current - NW Holdings	$137,974	$116,180
NW Natural:
Non-current:
Gas costs	$687	$14,220
Unrealized gain on derivatives(1)	366	394
Decoupling(3)	—	2,872
Income taxes(7)	159,176	164,759
Accrued asset removal costs(8)	561,594	526,526
Asset optimization revenue sharing	2,386	2,073
Other(6)	24,637	18,328
Total non-current - NW Natural	748,846	729,172
Other (NW Holdings)	9,561	945
Total non-current - NW Holdings	$758,407	$730,117
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

The amortization period for NW Natural and NW Holdings' regulatory assets and liabilities ranges from less than one year to an indeterminable period. Regulatory deferrals for gas costs payable are generally amortized over 12 months beginning each November 1 following the gas contract year during which the deferred gas costs are recorded. Similarly, most other regulatory deferred accounts are amortized over 12 months. However, certain regulatory account balances, such as income taxes, environmental costs, pension liabilities, and accrued asset removal costs, are large and tend to be amortized over longer periods once NW Natural has agreed upon an amortization period with the respective regulatory agency.

We believe all costs incurred and deferred at December 31, 2025 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Regulatory interest income of $6.2 million and $5.4 million and regulatory interest expense of $4.3 million and $4.0 million was recognized within other income (expense), net for the years ended December 31, 2025 and 2024, respectively.

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

SEGMENT REPORTING. In November 2023, the FASB issued ASU 2023-07, which requires additional disclosures about significant segment expenses. The disclosures were required beginning with the annual report for the year ending December 31, 2024. The adoption of this standard did not have an impact on our results of operations, liquidity or capital resources. See Note 4.

IMPROVEMENTS TO INCOME TAX DISCLOSURES. In December 2023, the FASB issued ASU 2023-09, which requires additional disclosures about income taxes. The disclosures are required beginning with this annual report for the year ending December 31, 2025. The adoption of this standard did not have an impact on our results of operations, liquidity or capital resources.

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

INTERIM REPORTING. In December 2025, the FASB issued ASU 2025-11, which improves the guidance in Topic 270, Interim Reporting, by clarifying the current disclosure requirements for interim periods. The ASU adds to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not anticipated to have an impact on our results of operations, liquidity, or capital resources.

CODIFICATION IMPROVEMENTS. In December 2025, the FASB issued ASU 2025-12, which makes changes to the Codification that clarify, correct errors, or make minor improvements. The amendments make the Codification easier to understand and apply. The amendments in this Update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The adoption of this standard is not anticipated to have an impact on our results of operations, liquidity, or capital resources.

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

In accordance with long-standing regulatory treatment, our depreciation rates consist of three components: one based on the average service life of the asset, a second based on the estimated salvage value of the asset, and a third based on the asset’s estimated cost of removal. We collect, through rates, the estimated cost of removal on certain regulated properties through depreciation expense, with a corresponding offset to accumulated depreciation. These removal costs are non-legal obligations as defined by regulatory accounting guidance. Therefore, we have included these costs as non-current regulatory liabilities rather than as accumulated depreciation on our consolidated balance sheets. In the rate setting process, the liability for removal costs is treated as a reduction to the net rate base on which our regulated segments have the opportunity to earn its allowed rate of return.

The costs of NWN Gas Utility, SiEnergy Gas Utility, or regulated NWN Water plant retired or otherwise disposed of are removed from plant and charged to accumulated depreciation for recovery or refund through future rates. Gains from the sale of regulated assets are generally deferred and refunded to customers. For assets not related to our regulated operations, we record a gain or loss upon the disposal of the property, and the gain or loss is recorded in operating income or loss in the consolidated statements of comprehensive income.

The provision for depreciation of NWN Gas Utility property, plant, and equipment is recorded under the group method on a straight-line basis with rates computed in accordance with depreciation studies approved by regulatory authorities. The weighted-average depreciation rate for NWN Gas Utility assets in service was approximately 3.1% for 2025, and 2.9% for 2024 and 3.0 for 2023, reflecting the approximate weighted-average economic life of the property. This includes 2025 weighted-average depreciation rates for the following asset categories: 2.7% for transmission and distribution plant, 2.5% for gas storage facilities, 4.5% for general plant, and 7.1% for intangible and other fixed assets.

AFUDC. Certain additions to NWN Gas Utility, SiEnergy and NWN Water plant include AFUDC, which represents the net cost of debt and equity funds used during construction. AFUDC is calculated using actual interest rates for debt and authorized rates for ROE, if applicable. If the average short-term debt balances are less than the average balance of construction work in progress, then a composite AFUDC rate is used to represent interest on all debt funds, shown as a reduction to interest charges, and on ROE funds, shown as other income. While cash is not immediately recognized from recording AFUDC, it is realized in future years through rate recovery resulting from the higher cost of service. Our NWN Gas Utility composite AFUDC rate was 6.8% in 2025, 6.4% in 2024, and 7.5% in 2023.

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

At December 31, 2025, NW Holdings had outstanding checks of $0.3 million, substantially all of which is recorded at NW Natural, and at December 31, 2024, NW Holdings had $3.9 million of outstanding checks. These balances are included in accounts payable in the NW Holdings and NW Natural balance sheets.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of December 31, 2025 and 2024:

	December 31,
In thousands	2025	2024
Cash and cash equivalents	$36,673	$38,490
Restricted cash included in other current assets	4,404	9,492
Cash, cash equivalents and restricted cash	$41,077	$47,982

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of December 31, 2025 and 2024:

	December 31,
In thousands	2025	2024
Cash and cash equivalents	$29,347	$19,961
Restricted cash included in other current assets	4,379	9,467
Cash, cash equivalents and restricted cash	$33,726	$29,428

Revenue Recognition and Accrued Unbilled Revenue
Revenues, derived primarily from the sale and transportation of natural gas, are recognized upon delivery of gas or water, or service to customers. Revenues include accruals for gas or water delivered but not yet billed to customers based on estimates of deliveries from meter reading dates to month end (accrued unbilled revenue). Accrued unbilled revenue is dependent upon a number of factors that require management’s judgment, including total natural gas receipts and deliveries, customer use of natural gas or water by billing cycle, and weather factors. Accrued unbilled revenue is reversed the following month when actual billings occur. NW Holdings' accrued unbilled revenue at December 31, 2025 and 2024 was $97.2 million and $94.4 million, respectively, which is primarily accrued unbilled revenue at NW Natural.

Revenues not related to NWN Gas Utility, SiEnergy Gas Utility, and NWN Water Utility are derived primarily from Interstate Storage Services, asset management activities at the Mist gas storage facility, and other investments and business activities. At the Mist underground storage facility, revenues are primarily firm service revenues in the form of fixed monthly reservation charges. In addition, we also have asset management service revenue from an independent energy marketing company that optimizes commodity, storage, and pipeline capacity release transactions. Under this agreement, guaranteed asset management revenue is recognized using a straight-line, pro-rata methodology over the term of each contract. Revenues earned above the guaranteed amount are recognized as they are earned.

Revenue Taxes
Revenue-based taxes are primarily franchise taxes, which are collected from customers and remitted to taxing authorities. Revenue taxes are included in operating expenses in the statements of comprehensive income for NW Holdings and NW Natural. Revenue taxes at NW Holdings were $48.2 million, $48.3 million, and $48.7 million for 2025, 2024, and 2023, respectively, and are primarily from NW Natural.

Accounts Receivable and Allowance for Uncollectible Accounts
NW Holdings receivable balances primarily consist of trade receivables for the sale of natural gas and natural gas transportation services from NW Natural and SiEnergy and water sales and wastewater services from NWN Water. These businesses establish an allowance for uncollectible accounts for trade receivables (allowance), including accrued unbilled revenue, based on the age of receivable balances, collection experience of past due account balances and payment plans, and historical trends of write-offs. Differences between the estimated allowance and actual write-offs will occur based on a number of factors, including changes in economic conditions, customer creditworthiness, and natural gas prices. The allowance is adjusted quarterly, as necessary, based on information currently available.

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

ALLOWANCE FOR TRADE RECEIVABLES. The payment term of our NWN Gas Utility receivables is generally 15 days. For these short-term receivables, it is not expected that forecasted economic conditions would significantly affect the loss estimates under stable economic conditions. For extreme situations like a financial crisis, natural disaster, and the economic slowdown caused by the COVID-19 pandemic, we enhanced our review and analysis.

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

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of December 31, 2024			As of December 31, 2025
		Year ended December 31, 2025
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,124	$1,353	$(1,197)	$2,280
Commercial	136	716	(478)	374
Industrial	20	31	(5)	46
Accrued unbilled and other	508	213	(373)	348
Total NW Natural	2,788	2,313	(2,053)	3,048
Other - NW Holdings	686	1,194	(860)	1,020
Total NW Holdings	$3,474	$3,507	$(2,913)	$4,068

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

Inventories
NWN Gas Utility gas inventories, which consist of natural gas in storage for NWN Gas Utility customers, are stated at the lower of weighted-average cost or net realizable value. The regulatory treatment of these inventories provides for cost recovery in customer rates. NWN Gas Utility gas inventories injected into storage are priced in inventory based on actual purchase costs, and those withdrawn from storage are charged to cost of gas during the period they are withdrawn at the weighted-average inventory cost.

Gas storage inventories mainly consist of natural gas received as fuel-in-kind from storage customers. Gas storage inventories are valued at the lower of average cost or net realizable value. Cushion gas is not included in inventory balances, is recorded at original cost, and is classified as a long-term plant asset.

Materials and supplies inventories consist of inventories at NWN Gas, SiEnergy, and NWN Water and are stated at the lower of average cost or net realizable value.

NW Holdings' gas storage inventories totaled $33.9 million and $37.9 million at December 31, 2025 and 2024, respectively, the majority of which is NW Natural. At December 31, 2025 and 2024, NW Holdings' materials and supplies inventories, which are comprised primarily of NW Natural's materials and supplies, totaled $29.7 million and $24.8 million, respectively.

During 2025 and 2024, NW Natural entered into certain agreements to purchase renewable thermal certificates (RTCs). RTCs are initially recorded at cost and subsequently assessed for impairment based on the lower-of-cost or market model. NW Natural's RTCs inventory totaled $0.8 million and $0.4 million at December 31, 2025 and 2024, respectively.

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

NW Natural accounts for all purchased Washington allowances as inventory at the lower of cost or market. Any compliance instruments or allowances acquired through government allocations at no cost are accounted for as inventory at no cost. As of December 31, 2025 and 2024, NW Natural had $63.3 million and $43.9 million of emissions allowances for compliance in Washington recorded as inventory, respectively.

The CCA allows for the sale of compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. During the years ended December 31, 2025 and 2024 NW Natural consigned no-cost allowances to Washington auctions and received $17.9 million and $8.5 million, respectively, in cash, which proceeds were recorded as a regulatory liability for the benefit of customers.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. Under the Washington program, NW Natural recognized a liability of $40.6 million and $29.9 million as of December 31, 2025 and 2024, respectively. A portion of the costs to comply with the Washington program are currently being recovered from utility customers through rates beginning January 1, 2024. NW Natural recognized $40.6 million and $29.9 million of deferred costs as of December 31, 2025 and 2024, respectively.

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

Derivative contracts entered into for NWN Gas Utility requirements after the annual PGA rate has been set and transacted during the PGA year are subject to the PGA incentive sharing mechanism. In Oregon, NW Natural participates in a PGA sharing mechanism under which it is required to select either an 80% or 90% deferral of higher or lower gas costs such that the impact on current earnings from the gas cost sharing is either 20% or 10% of gas cost differences compared to PGA prices, respectively. For each of the PGA years in Oregon beginning October 31, 2025, and November 1, 2024, and 2023, NW Natural selected the 90% deferral of gas cost differences. In Washington, 100% of the differences between the PGA prices and actual gas costs are deferred. See Note 15.

NW Holdings and NW Natural have financial derivative policies that set forth guidelines for using selected derivative products to support prudent risk management strategies within designated parameters. NW Natural's objective for using derivatives is to decrease the volatility of gas prices, interest rates, foreign currency, and cash flows without speculative risk. The use of derivatives is permitted only after the risk exposures have been identified, are determined to exceed acceptable tolerance levels, and are determined necessary to support normal business activities. NW Natural does not enter into derivative instruments for trading purposes. All commodity and foreign exchange derivatives are currently held at NW Natural, and an interest rate swap was held at NWN Water.

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

In addition, the fair value for certain pension trust investments is determined using Net Asset Value per share (NAV) as a practical expedient, and therefore they are not classified within the fair value hierarchy. These investments primarily consist of institutional commingled funds.
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
Other Current Assets
Other current assets consist of various items that are expected to be realized within the next twelve months and are not classified elsewhere on the balance sheet. Other current assets are comprised primarily of prepaid assets, restricted cash and gas reserves. As of December 31, 2025, NW Holdings and NW Natural had $57.9 million and $43.1 million of prepaid assets, respectively, and $2.6 million of gas reserves. As of December 31, 2024. NW Holdings and NW Natural had $43.4 million and $37.0 million of prepaid assets, respectively, and $2.7 million of gas reserves. See the Restricted Cash and Gas Reserves sections above for additional detail.

Goodwill and Business Combinations
NW Holdings, through its wholly-owned subsidiaries NWN Water and SiEnergy and their wholly-owned subsidiaries, has completed various acquisitions that resulted in the recognition of goodwill. Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the acquisition-date fair value of the net identifiable assets assumed. Adjustments are recorded during the measurement period to finalize the allocation of the purchase price. The carrying value of goodwill is reviewed annually during the fourth quarter, or whenever events or changes in circumstance indicate that such carrying values may not be recoverable. The goodwill assessment policy begins with a qualitative analysis in which events and circumstances are evaluated, including macroeconomic conditions, industry and market conditions, regulatory environments, and overall financial performance of the reporting unit. If the qualitative assessment indicates that the carrying value may be at risk of recoverability, a quantitative evaluation is performed to measure the carrying value of the goodwill against the fair value of the reporting unit. The reporting unit is determined primarily based on current operating segments and the level of review provided by the Chief Operating Decision Maker (CODM) and/or segment management on the operating segment's financial results. Reporting units are evaluated periodically for changes in the corporate environment.

Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at fair value at the acquisition date, and the fair value of any non-controlling interest in the acquiree. Acquisition-related costs are expensed as incurred. When NW Holdings acquires a business, it assesses the financial assets acquired and liabilities assumed for appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions as of the acquisition date. When there is substantial judgment or uncertainty around the fair value of acquired assets, we may engage a third party expert to assist in determining the fair values of certain assets or liabilities.

Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the enactment date period unless, for our regulated operations at NW Natural, SiEnergy, and NWN Water, a regulatory order specifies deferral of the effect of the change in tax rates over a longer period of time.

For our regulated operations, deferred income tax assets and liabilities are also recognized for temporary differences where the deferred income tax benefits or expenses have previously been flowed through in the ratemaking process of the regulated businesses. Regulatory tax assets and liabilities are recorded on these deferred tax assets and liabilities to the extent it is believed they will be recoverable from or refunded to customers in future rates.
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

Unconsolidated Affiliates
NWN Water has an equity interest in a business which we account for under the equity method as we do not exercise control of the major operating and financial policies. The business transactions with our equity method investment are not significant. We regularly assess the profitability and valuation of our investment for any potential impairment. See Note 13.

Cloud Computing Arrangements
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

For regulatory accounting purposes, cloud-based software is reflected in rate base as property, plant and equipment and amortized over the expected useful life through depreciation expense. NW Natural is allowed recovery of and a return on cloud computing arrangements like other property, plant and equipment in rate base. The amount of cloud-based software capital expenditures for 2025 and 2024 was $8.5 million and $17.2 million, respectively. The amount of cloud computing amortization for 2025 and 2024 was $12.7 million and $10.7 million, respectively.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

In thousands, except per share data	2025	2024	2023
Net income	$113,319	$78,871	$93,868
Average common shares outstanding - basic	40,864	38,809	36,213
Additional shares for stock-based compensation plans (See Note 8)	89	60	52
Average common shares outstanding - diluted	40,953	38,869	36,265
Earnings per share of common stock:
Basic	$2.77	$2.03	$2.59
Diluted	2.77	2.03	2.59
Additional information:
Anti-dilutive shares	4	8	1
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

NWN Gas Utility
NW Natural's local gas distribution segment is a regulated utility servicing customers in Oregon and southwest Washington. In addition to NW Natural's local gas distribution business, the NWN Gas Utility segment also includes the portion of the Mist underground storage facility used to serve its customers, the North Mist gas storage operations in Oregon, NWN Gas Reserves, which is a wholly-owned subsidiary of Energy Corp, and NW Natural RNG Holding Company, LLC, a holding company established to invest in the development and procurement of regulated renewable natural gas for NW Natural. NWN Gas Utility segment does not include Interstate Storage Services and third-party asset management services, and appliance retail center operations which are reported in NW Natural Other and included in NW Holdings Other.

SiEnergy Gas Utility
SiEnergy Gas Utility owns a regulated natural gas distribution utility, serving customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also includes a regulated natural gas transmission utility serving customers in the greater metropolitan areas of Dallas and Austin, Texas.

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

NW Holdings Other
NW Holdings' activities in Other includes activities of NW Natural Renewables Holdings, LLC (NWN Renewables), which is engaged in non-regulated renewable natural gas activities; NNG Financial and its pipeline assets; and NWN Energy including its wholly-owned subsidiary NW Natural Gas Storage, LLC (NWN Gas Storage), which was formerly involved in a gas storage business. Other also includes corporate revenues and expenses that cannot be allocated to other operations, including certain business development activities. NW Holdings Other also includes NW Natural Other activities which includes activities in Interstate Storage Services and third-party asset management services, appliance retail center operations, and corporate operating and non-operating revenues and expenses that cannot be allocated to NWN Gas Utility operations.

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. Total assets by segment is not regularly provided to the Chief Operating Decision Maker (CODM) and is therefore omitted. The following tables presents summary financial information concerning the reportable segments and other:

In thousands	NWN Gas Utility	SiEnergy Gas Utility(1)	NWN Water Utility	NW Holdings Other	NW Holdings
2025
Operating revenues	$1,096,785	$65,984	$65,646	$60,948	$1,289,363
Depreciation	147,882	7,873	8,514	1,237	165,506
Income from operations(2)	219,949	26,558	18,906	15,478	280,891
Interest expense, net	61,440	9,608	3,048	48,417	122,513
Income tax expense (benefit)	41,952	3,870	3,511	(7,974)	41,359
Capital expenditures	339,948	67,650	43,917	15,378	466,893
2024
Operating revenues	$1,075,688	$—	$52,036	$25,270	$1,152,994
Depreciation	128,524	—	8,296	1,078	137,898
Income from operations(2)	173,222	—	9,935	7,985	191,142
Interest expense, net	62,868	—	3,815	13,409	80,092
Income tax expense (benefit)	30,195	—	2,069	(1,193)	31,071
Capital expenditures	348,913	—	39,988	5,499	394,400
2023
Operating revenues	$1,136,400	$—	$38,852	$22,223	$1,197,475
Depreciation	118,417	—	6,067	1,097	125,581
Income from operations(2)	170,591	—	6,569	7,781	184,941
Interest expense, net	60,020	—	5,965	10,581	76,566
Income tax expense	31,688	—	450	224	32,362
Capital expenditures	285,998	—	36,686	4,663	327,347
(1)    Prior year comparatives are not provided for SiEnergy as it was acquired by NW Holdings on January 7, 2025.
(2)    Income (loss) from operations is not a financial measure used by the CODM for NWN Gas Utility or SiEnergy Gas Utility, but is included in the table above to enable the reconciliation of NWN Gas Utility and SiEnergy Gas Utility margin to consolidated income before taxes in accordance with ASU 2023-07.

In thousands	NWN Gas Utility	NW Natural Other	NW Natural
2025
Operating revenues	$1,096,785	$28,328	$1,125,113
Depreciation	147,882	1,237	149,119
Income from operations(1)	219,949	19,834	239,783
Interest expense, net	61,440	458	61,898
Income tax expense	41,952	5,370	47,322
Capital expenditures	339,948	15,118	355,066
2024
Operating revenues	$1,075,688	$24,809	$1,100,497
Depreciation	128,524	1,078	129,602
Income from operations(1)	173,222	16,505	189,727
Interest expense, net	62,868	405	63,273
Income tax expense	30,195	4,423	34,618
Capital expenditures	348,913	4,993	353,906
2023
Operating revenues	$1,136,400	$22,223	$1,158,623
Depreciation	118,417	1,097	119,514
Income from operations(1)	170,591	15,054	185,645
Interest expense, net	60,020	574	60,594
Income tax expense	31,688	3,984	35,672
Capital expenditures	285,998	4,847	290,845
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
The following table presents additional segment information concerning NWN Gas Utility margin:

In thousands	2025	2024	2023
NWN Gas Utility margin calculation:
Distribution revenues	$1,076,111	$1,056,171	$1,117,498
Other regulated services	20,674	19,517	18,902
Total operating revenues	1,096,785	1,075,688	1,136,400
Less: Cost of gas	356,126	412,320	500,061
Environmental remediation	14,623	14,053	12,899
Revenue taxes	45,887	48,037	48,432
Margin	680,149	601,278	575,008
Operations and maintenance	264,273	253,297	241,721
General taxes	48,045	46,235	44,279
Depreciation	147,882	128,524	118,417
NWN Gas Utility income from operations	$219,949	$173,222	$170,591

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

The following table presents additional segment information concerning SiEnergy margin:

In thousands	2025
SiEnergy Gas Utility margin calculation:
Distribution revenues	$65,984
Total operating revenues	65,984
Less: Cost of gas	19,892
Revenue taxes	1,876
Margin	44,216
Operations and maintenance	8,642
General taxes	1,143
Depreciation	7,873
SiEnergy Gas Utility income from operations	$26,558
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

In thousands	2025	2024	2023
Operating revenues	$65,646	$52,036	$38,852
Operating expenses:
Operations and maintenance	33,139	28,760	21,604
Depreciation	8,514	8,296	6,067
Other operating expenses(1)	5,087	5,045	4,612
Income from operations	$18,906	$9,935	$6,569
(1) Other operating expenses include general and revenue taxes, cost of water purchases, and other expenses.

5. COMMON STOCK

As of December 31, 2025 and 2024, NW Holdings had 100 million shares of common stock authorized. As of December 31, 2025, NW Holdings had 221,577 shares reserved for issuance of common stock under the Employee Stock Purchase Plan (ESPP) and 184,491 shares reserved for issuance under the Dividend Reinvestment and Direct Stock Purchase Plan (DRPP). At NW Holdings' election, shares sold through the DRPP may be purchased in the open market or through original issuance of shares reserved for issuance under the DRPP.

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

During the year ended December 31, 2025, NW Holdings issued and sold 1,178,509 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $47.4 million, net of fees and commissions paid to agents of $0.9 million. As of December 31, 2025, NW Holdings had $103.4 million of equity available for issuance under the program.

Stock Repurchase Program
Effective May 23, 2024, NW Holdings’ Board authorized a new share repurchase program under which NW Holdings may repurchase in open market or privately negotiated transactions up to an aggregate of 5.0 million shares or an amount not to exceed $150 million. The new share repurchase program is authorized to continue until the program is used, terminated or replaced. The repurchase program replaces the Company’s previously authorized share repurchase program, which commenced in 2000 and authorized the repurchase of up to 2.8 million shares, or an amount not to exceed $100 million, in the aggregate. No shares of common stock were repurchased pursuant to our new program or prior program during the year ended December 31, 2025. Since the previous plan’s inception in 2000 under NW Natural, a total of 2.1 million shares have been repurchased at a total cost of $83.3 million.

The following table summarizes the changes in the number of shares of NW Holdings' common stock issued and outstanding:

In thousands	Shares
Balance, December 31, 2022	35,525
Sales to employees under ESPP	13
Stock-based compensation	39
Equity issuance	1,658
Sales to shareholders under DRPP	69
Shares issued in connection with business combinations	327
Balance, December 31, 2023	37,631
Sales to employees under ESPP	46
Stock-based compensation	43
Equity issuance	2,391
Sales to shareholders under DRPP	75
Shares issued in connection with business combinations	36
Balance, December 31, 2024	40,222
Sales to employees under ESPP	40
Stock-based compensation	48
Equity issuance	1,188
Sales to shareholders under DRPP	66
Balance, December 31, 2025	41,564

6. REVENUE

The following table presents disaggregated revenue from continuing operations:

In thousands	NWN Gas Utility	SiEnergy Gas Utility (1)	NWN Water Utility	NW Holdings Other	NW Holdings
2025
Natural gas sales	$1,014,807	$64,740	$—	$3,463	$1,083,010
Gas storage revenue, net	—	—	—	16,774	16,774
Asset management revenue, net	—	—	—	6,816	6,816
Water and wastewater revenue	—	—	65,646	—	65,646
Appliance retail center revenue	—	—	—	4,738	4,738
Renewable natural gas sales	—	—	—	29,157	29,157
Other revenue	3,850	—	—	—	3,850
Revenue from contracts with customers	1,018,657	64,740	65,646	60,948	1,209,991
Alternative revenue	60,919	1,244	—	—	62,163
Leasing revenue	17,209	—	—	—	17,209
Total operating revenues	$1,096,785	$65,984	$65,646	$60,948	$1,289,363

2024
Natural gas sales	$1,035,839	$—	$—	$33	$1,035,872
Gas storage revenue, net	—	—	—	15,119	15,119
Asset management revenue, net	—	—	—	4,601	4,601
Water and wastewater revenue	—	—	52,036	—	52,036
Appliance retail center revenue	—	—	—	5,089	5,089
Renewable natural gas sales	—	—	—	428	428
Other revenue	3,111	—	—	—	3,111
Revenue from contracts with customers	1,038,950	—	52,036	25,270	1,116,256
Alternative revenue	20,246	—	—	—	20,246
Leasing revenue	16,492	—	—	—	16,492
Total operating revenues	$1,075,688	$—	$52,036	$25,270	$1,152,994

2023
Natural gas sales	$1,109,223	$—	$—	$—	$1,109,223
Gas storage revenue, net	—	—	—	12,041	12,041
Asset management revenue, net	—	—	—	5,942	5,942
Water and wastewater revenue	—	—	38,852	—	38,852
Appliance retail center revenue	—	—	—	4,240	4,240
Renewable natural gas sales	—	—	—	—	—
Other revenue	2,929	—	—	—	2,929
Revenue from contracts with customers	1,112,152	—	38,852	22,223	1,173,227
Alternative revenue	8,198	—	—	—	8,198
Leasing revenue	16,050	—	—	—	16,050
Total operating revenues	$1,136,400	$—	$38,852	$22,223	$1,197,475
(1)     Prior year comparatives are not provided for SiEnergy as it was acquired by NW Holdings January 7, 2025.

The following table present disaggregated revenue of NW Natural:

In thousands	NWN Gas Utility	NW Natural Other	NW Natural
2025
Natural gas sales	$1,014,807	$—	$1,014,807
Gas storage revenue, net	—	16,774	16,774
Asset management revenue, net	—	6,816	6,816
Appliance retail center revenue	—	4,738	4,738
Other revenue	3,850	—	3,850
Revenue from contracts with customers	1,018,657	28,328	1,046,985
Alternative revenue	60,919	—	60,919
Leasing revenue	17,209	—	17,209
Total operating revenues	$1,096,785	$28,328	$1,125,113

2024
Natural gas sales	$1,035,839	$—	$1,035,839
Gas storage revenue, net	—	15,119	15,119
Asset management revenue, net	—	4,601	4,601
Appliance retail center revenue	—	5,089	5,089
Other revenue	3,111	—	3,111
Revenue from contracts with customers	1,038,950	24,809	1,063,759
Alternative revenue	20,246	—	20,246
Leasing revenue	16,492	—	16,492
Total operating revenues	$1,075,688	$24,809	$1,100,497

2023
Natural gas sales	$1,109,223	$—	$1,109,223
Gas storage revenue, net	—	12,041	12,041
Asset management revenue, net	—	5,942	5,942
Appliance retail center revenue	—	4,240	4,240
Other revenue	2,929	—	2,929
Revenue from contracts with customers	1,112,152	22,223	1,134,375
Alternative revenue	8,198	—	8,198
Leasing revenue	16,050	—	16,050
Total operating revenues	$1,136,400	$22,223	$1,158,623

NW Natural's revenue represents the majority of NW Holdings' revenue and is recognized when the obligation to customers is satisfied and in the amount expected to be received in exchange for transferring goods or providing services. Revenue from contracts with customers contain one performance obligation that is generally satisfied over time as the customer receives the natural gas. The transaction price is determined by a set price agreed upon in the contract or dependent on regulatory tariffs. Customer accounts are settled on a monthly basis or paid at time of sale. Based on historical experience, it is probable that we will collect substantially all of the consideration to which we are entitled. We evaluated the probability of collection in accordance with the current expected credit losses standard.

NW Holdings and NW Natural do not have any material contract assets, as net accounts receivable and accrued unbilled revenue balances are unconditional and only involve the passage of time until such balances are billed and collected. NW Holdings and NW Natural do not have any material contract liabilities.

Revenue taxes are included in operating revenues with an equal and offsetting expense recognized in operating expenses in the consolidated statements of comprehensive income. Revenue-based taxes are primarily franchise taxes, which are collected from NWN Gas Utility customers and remitted to taxing authorities.

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

SiEnergy Gas Utility
SiEnergy Gas Utility's primary source of revenue is providing natural gas to customers in the SiEnergy service territory, which includes residential and commercial customers. SiEnergy revenue is generally recognized over time upon delivery of the gas commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the Texas tariff. There is no right of return or warranty for services provided.The accrued unbilled revenue balance is based on estimates of deliveries during the period from the last meter reading and management judgment is required for a number of factors used in this calculation, including customer use and weather factors.

Customer accounts are to be paid in full each month and there is no significant financing component for this source of revenue. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations.

Alternative Revenue
Weather normalization (WNA) is considered to be an alternative revenue program. An alternative revenue program is considered to be a contract between SiEnergy and its regulators and are excluded from revenue from contracts with customers.

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

As of December 31, 2025, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $114.7 million. Of this amount, approximately $26.8 million will be recognized in 2026, $20.3 million in 2027, $16.8 million in 2028, $16.8 million in 2029, $16.3 million in 2030 and $17.7 million thereafter. The amounts presented here are calculated using current contracted rates.

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

The components of lease revenue at NW Natural were as follows:

	Year ended December 31,
In thousands	2025	2024	2023
Lease revenue
Operating leases	$82	$86	$76
Sales-type leases	17,127	16,406	15,974
Total lease revenue	$17,209	$16,492	$16,050

Additionally, lease revenue of $0.6 million was recognized for each of the years ended December 31, 2025, 2024, and 2023, respectively, related to operating leases associated with non-utility property rentals. Lease revenue related to these leases was presented in other income (expense), net on the consolidated statements of comprehensive income as it is non-operating income.
Total future minimum lease payments to be received under non-cancelable leases at December 31, 2025 are as follows:

In thousands	Operating	Sales-Type	Total
NW Natural:
2026	$43	$14,901	$14,944
2027	27	14,500	14,527
2028	—	14,004	14,004
2029	—	13,594	13,594
2030	—	13,204	13,204
Thereafter	—	181,518	181,518
Total minimum lease payments	$70	251,721	$251,791
Less: imputed interest		132,173
Total leases receivable		$119,548
Other NW Holdings:
2026	$56	$—	$56
2027	57	—	57
2028	58	—	58
2029	59	—	59
2030	60	—	60
Thereafter	681	—	681
Total minimum lease payments	$971	$—	$971
NW Holdings:
2026	$99	$14,901	$15,000
2027	84	14,500	14,584
2028	58	14,004	14,062
2029	59	13,594	13,653
2030	60	13,204	13,264
Thereafter	681	181,518	182,199
Total minimum lease payments	$1,041	251,721	$252,762
Less: imputed interest		132,173
Total leases receivable		$119,548

The total leases receivable above is reported under the NWN Gas Utility segment and the short- and long-term portions are included within other current assets and assets under sales-type leases on the consolidated balance sheets, respectively. The total amount of unguaranteed residual assets was $6.5 million and $6.0 million at December 31, 2025 and 2024, respectively, and is included in assets under sales-type leases on the consolidated balance sheets. Additionally, under regulatory accounting, the revenues and expenses associated with these agreements are presented on the consolidated statements of comprehensive income such that their presentation aligns with similar regulated activities at NW Natural.

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of five months to 14 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet.

As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

NW Holdings assumed operating leases in connection with the SiEnergy acquisition. The leases primarily relate to office space, warehouse facilities, and land use agreements supporting the operations of SiEnergy. The assumed leases resulted in an increase of $2.3 million to both the operating lease right of use asset and operating lease liabilities recognized by NW Holdings. No finance type leases were assumed as part of the acquisition. The assumed lease balances are reflected in the disclosures and financial statements of NW Holdings as of December 31, 2025. Refer to Note 14 for additional information.

The components of lease expense, a portion of which is capitalized, were as follows:

	Year ended December 31, 2025
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$7,754	$957	$8,711
Short-term lease expense	557	—	557

	Year ended December 31, 2024
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$7,545	$198	$7,743
Short-term lease expense	595	—	595

	Year ended December 31, 2023
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease expense	$7,244	$176	$7,420
Short-term lease expense	925	—	925

Supplemental balance sheet information related to operating leases as of December 31, 2025 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$65,650	$2,574	$68,224

Operating lease liabilities - current liabilities	$2,515	$713	$3,228
Operating lease liabilities - non-current liabilities	73,097	1,889	74,986
Total operating lease liabilities	$75,612	$2,602	$78,214

Supplemental balance sheet information related to operating leases as of December 31, 2024 is as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Operating lease right of use assets	$68,115	$511	$68,626

Operating lease liabilities - current liabilities	$1,653	$187	$1,840
Operating lease liabilities - non-current liabilities	75,591	323	75,914
Total operating lease liabilities	$77,244	$510	$77,754

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases at NW Natural were as follows:

	2025	2024
Weighted-average remaining lease term (years)	14.3	15.3
Weighted-average discount rate	7.3%	7.3%

SiEnergy had operating leases with a weighted-average remaining lease term of 4.1 years and a weighted-average discount rate of 6.0% as of December 31, 2025.

Headquarters and Operations Center Lease
NW Natural commenced a 20-year operating lease agreement in March 2020 for a new headquarters and operations center in Portland, Oregon. There is an option to extend the term of the lease for two additional periods of seven years. There is a material timing difference between the minimum lease payments and expense recognition as calculated under operating lease accounting rules. OPUC issued an order allowing us to align our expense recognition with cash payments for ratemaking purposes. We recorded the difference between the minimum lease payments and the aggregate of the imputed interest on the finance lease obligation and amortization of the right-of-use asset as a regulatory asset on our balance sheet. The balance of the regulatory asset was $9.7 million and $9.0 million as of December 31, 2025 and 2024, respectively.
Maturities of operating lease liabilities at December 31, 2025 were as follows:

In thousands	NW Natural	Other (NW Holdings)	NW Holdings
2026	$7,619	$846	$8,465
2027	7,612	721	8,333
2028	7,795	598	8,393
2029	7,983	567	8,550
2030	8,080	232	8,312
Thereafter	85,329		85,329
Total lease payments	124,418	2,964	127,382
Less: imputed interest	48,806	362	49,168
Total lease obligations	75,612	2,602	78,214
Less: current obligations	2,515	713	3,228
Long-term lease obligations	$73,097	$1,889	$74,986

As of December 31, 2025, there were no finance lease liabilities at NW Natural and NW Holdings.

Cash Flow Information
Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2025
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (1)	$7,709	$733	$8,442
Finance cash flows from finance leases	340	—	340
Right of use assets obtained in exchange for lease obligations
Operating leases	$568	$2,671	$3,239
Finance leases	340	—	340
(1) Includes approximately $2.3 million of non-cash operating lease right of use asset and operating lease liabilities recognized as part of the SiEnergy acquisition.

	Year ended December 31, 2024
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,495	$199	$7,694
Finance cash flows from finance leases	529	—	529
Right of use assets obtained in exchange for lease obligations
Operating leases	$250	$108	$358
Finance leases	529	—	529

	Year ended December 31, 2023
In thousands	NW Natural	Other (NW Holdings)	NW Holdings
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,434	$176	$7,610
Finance cash flows from finance leases	369	—	369
Right of use assets obtained in exchange for lease obligations
Operating leases	$659	$—	$659
Finance leases	369	101	470

Finance Leases
NW Natural also leases building storage spaces for use as a gas meter room in order to provide natural gas to multifamily or mixed use developments. These contracts are accounted for as finance leases and typically involve a one-time upfront payment with no remaining liability. The right of use asset for finance leases was $3.3 million and $3.0 million at December 31, 2025 and 2024, respectively.

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees and officers of NW Holdings and its affiliates. These compensation plans include a Long Term Incentive Plan (LTIP) and an ESPP.

Long Term Incentive Plan
The LTIP is intended to provide a flexible competitive compensation program for eligible officers and key employees. Under the LTIP, shares of NW Holdings common stock are authorized for equity incentive grants in the form of stock, restricted stock, restricted stock units, stock options, or performance shares. An aggregate of 2,250,000 shares were authorized for issuance as of December 31, 2025. Shares awarded under the LTIP may be purchased on the open market or issued as original shares.

Of the 2,250,000 shares of common stock authorized for LTIP awards at December 31, 2025, there were 1,117,110 shares available for issuance under any type of award. This assumes market, performance, and service-based grants currently outstanding are awarded at the target level. There were no outstanding grants of restricted stock or stock options under the LTIP at December 31, 2025 or 2024. The LTIP stock awards are compensatory awards for which compensation expense is based on the fair value of stock awards, with expense being recognized over the performance and vesting period of the outstanding awards. Forfeitures are recognized as they occur.

Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. The following table summarizes performance share expense information:

Dollars in thousands	Shares(1)	Expense During Award Year(2)	Total Expense for Award
Estimated award:
2023-2025 grant(3)	57,437	$1,825	$1,825
2025-2027 grant(4)	5,097	$70	$70
Actual award:
2022-2024 grant	37,059	$1,098	$1,098
2021-2023 grant	40,719	$1,581	$1,581
(1)     In addition to common stock shares, a participant also receives a dividend equivalent cash payment equal to the number of shares of common stock received on the award payout multiplied by the aggregate cash dividends paid per share during the performance period.
(2)     Amount represents the expense recognized in the third year of the vesting period noted above. For the 2021-2023, 2022-2024 and 2023-2025 grants, mutual understanding of the award's key terms was established in the third year of the vesting period, triggering full expense recognition in 2023, 2024, and 2025, respectively. For certain shares of the 2025-2027 grant, mutual understanding of the award's key terms was established in the first year of the vesting period, triggering expense recognition in 2025.
(3)    This represents the estimated number of shares to be awarded as of December 31, 2025 as certain performance share measures have been achieved. Amounts are subject to change with final payout amounts authorized by the Board of Directors in February 2026.
(4)    This represents the estimated number of shares to be awarded as of December 31, 2025 as certain performance share measures have been achieved. Amounts are subject to change with final payout amounts authorized by the Board of Directors in February 2028.

The aggregate number of performance shares granted and outstanding at the target and maximum levels were as follows:

Dollars in thousands	Performance Share Awards Outstanding		2025
Performance Period	Target	Maximum	Expense
2023-25	41,678	83,356	$1,825
2024-26	—	—	—
2025-27	6,135	12,270	70
Total	47,813	95,626	$1,895

Performance share awards are based on the achievement of a three-year ROIC threshold that must be met and a cumulative EPS or EBITDA factor, which can be modified by a TSR factor relative to a specified peer group (2023-2025, 2024-2026, 2025-2027 performance share awards) over the three-year performance period. For the 2023-2025, 2024-2026 and certain 2025-2027 performance share awards, the performance period allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. In the instances where the performance factor will not be approved until the first quarter of 2026 or 2027, there is not a mutual understanding of the awards' key terms and conditions between NW Natural and the participants as of December 31, 2025, and therefore, no expense was recognized for the 2024-2026 performance share awards and the majority of the 2025-2027 performance share awards as of December 31, 2025. NW Natural will calculate the grant date fair value and recognize expense once the final performance factor has been approved. If the target is achieved for those 2024-2026 and remaining 2025-2027 awards, NW Holdings would grant for accounting purposes 52,178 and 73,640 shares in the first quarter of 2026 and 2027, respectively.

Compensation expense is recognized in accordance with accounting standards for stock-based compensation and calculated based on performance levels achieved and an estimated fair value using the Monte-Carlo method. Due to there not being a mutual understanding of the 2024-2026 and certain 2025-2027 awards' key terms and conditions as noted above, the grant date fair value has not yet been determined and no non-vested shares existed at December 31, 2025. The weighted-average grant date fair value of non-vested shares associated with the 2023-2025 awards was $36.60 per share at December 31, 2025. The weighted-average grant date fair value of shares vested during the year was $36.60 per share and there was no unrecognized compensation expense for accounting purposes as of December 31, 2025. The weighted-average grant date fair value of non-vested shares associated with certain shares that met mutual understanding of the 2025-2027 awards was $47.15 per share at December 31, 2025. The weighted-average grant date fair value of shares vested during the year was $47.15 per share and there was $0.1 million of unrecognized compensation expense as of December 31, 2025, which is expected to be recognized over a period through 2028.

Restricted Stock Units
The RSUs awarded are generally forfeitable and include a performance-based threshold as well as a vesting period of three or four years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date. During 2025, total RSU expense was $2.3 million compared to $1.9 million in 2024 and 2023. As of December 31, 2025, there was $3.8 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2028.

Information regarding the RSU activity is summarized as follows:

	Number of RSUs	Weighted - Average Price Per RSU
Nonvested, December 31, 2022	99,848	$50.44
Granted	45,532	48.24
Vested	(36,393)	56.65
Forfeited	(11,696)	49.98
Nonvested, December 31, 2023	97,291	49.80
Granted	68,907	39.18
Vested	(35,662)	52.51
Forfeited	(8,131)	45.33
Nonvested, December 31, 2024	122,405	43.34
Granted	69,612	41.77
Vested	(45,107)	45.14
Forfeited	(8,374)	42.38
Nonvested, December 31, 2025	138,536	$42.02

Employee Stock Purchase Plan
NW Holdings' ESPP allows employees of NW Holdings, NW Natural and certain designated subsidiaries to purchase common stock at 85% of the closing price on the trading day immediately preceding the initial offering date, which is set annually. For the 2025-2026 ESPP period, each eligible employee may purchase up to $21,216 worth of stock through payroll deductions over a period defined by the Board of Directors, with shares issued at the end of the subscription period.
Stock-Based Compensation Expense
Stock-based compensation expense is recognized as operations and maintenance expense or is capitalized as part of construction overhead at the entity at which the award recipient is employed. The following table summarizes the NW Holdings' financial statement impact, substantially all of which was recorded at NW Natural, of stock-based compensation under the LTIP and ESPP:

In thousands	2025	2024	2023
Operations and maintenance expense, for stock-based compensation	$3,739	$2,907	$3,293
Income tax benefit	(990)	(770)	(872)
Net stock-based compensation effect on net income	2,749	2,137	2,421
Amounts capitalized for stock-based compensation	$384	$325	$305
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

At December 31, 2025 and 2024, NW Holdings' short-term debt consisted of the following:

	December 31, 2025		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
Commercial Paper Borrowings - NW Holdings(2)	$162.0	4.1%	$—	—%
Commercial Paper Borrowings - NW Natural	10.0	4.0%	136.5	4.8%
NW Holdings Credit Agreement Loans	—	—%	33.6	5.5%
Total short-term debt	$172.0		$170.1
(1) Weighted average interest rate on outstanding short-term debt
(2) NW Holdings initiated a commercial paper program in March 2025.

The carrying cost of commercial paper approximates fair value using Level 2 inputs. See Note 2 for a description of the fair value hierarchy. At December 31, 2025, NW Holdings' commercial paper had a maximum remaining maturity of 49 days and an average remaining maturity of 26 days. At December 31, 2025, NW Natural's commercial paper had a maximum remaining maturity of 5 days and an average remaining maturity of 4 days.

Credit Agreements

NW Holdings
NW Holdings has a $250 million credit agreement, with a feature to request increases up to $350 million. The maturity date of the agreement is November 3, 2030.

This agreement permits the issuance of letters of credit in an aggregate amount up to $40 million. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. NW Holdings was in compliance with this covenant at December 31, 2025 and 2024.

The NW Holdings credit agreement requires NW Holdings to maintain debt ratings with specified credit rating agencies. Interest rates on any loans outstanding are tied to debt ratings; therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreement.

There were no outstanding balances under the NW Holdings agreement at December 31, 2025 and $33.6 million of outstanding balances under the NW Holdings agreement at December 31, 2024. No letters of credit were issued or outstanding under the NW Holdings agreement at December 31, 2025 and 2024.
NW Natural
NW Natural has a $400 million credit agreement for unsecured revolving loans, with a feature that allowed NW Natural to request increases up to a maximum of $600 million, with a maturity date of November 3, 2030.

This agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. NW Natural was in compliance with this covenant at December 31, 2025 and 2024.

The NW Natural credit agreement requires NW Natural to maintain debt ratings with specified credit rating agencies. Interest rates on any loans outstanding under the credit agreement are tied to debt ratings; therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreement.

There were no outstanding balances under the NW Natural agreement at December 31, 2025 and 2024.There were no letters of credit outstanding under NW Natural's credit agreement at December 31, 2025 and 2024.
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

On November 3, 2025, SiEnergy Holdings entered into a $75 million senior unsecured credit agreement, with a feature that allows SiEnergy to request increases up to a maximum of $125 million, with a maturity date of November 3, 2030.

This agreement permits the issuance of letters of credit in an aggregate amount up to $20 million. The credit agreement requires SiEnergy to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. SiEnergy was in compliance with this covenant at December 31, 2025.

The SiEnergy credit agreement requires SiEnergy to maintain debt ratings with specified credit rating agencies. Interest rates on any loans outstanding under the credit agreement are tied to debt ratings; therefore, a change in the debt rating would increase or decrease the cost of any loans under the credit agreement.

There were no outstanding balances under the SiEnergy agreement at December 31, 2025. There were no letters of credit outstanding at December 31, 2025 under SiEnergy's credit agreement.
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

There were no letters of credit issued or outstanding under the LC Reimbursement Agreement at December 31, 2025.

Long-Term Debt
At December 31, 2025 and 2024, NW Holdings long-term debt consisted of the following:

	December 31, 2025		December 31, 2024
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
NW Natural first mortgage bonds	$1,544.7	4.7%	$1,374.7	4.6%
SiEnergy secured senior notes	185.0	5.6%	—	—%
NWN Water term loan	55.0	4.7%	55.0	4.7%
Other water debt	4.0		6.1
NW Holdings unsecured senior bonds	285.0	5.7%	285.0	5.7%
NW Holdings term loan	50.0	5.2%	—	—%
NW Holdings junior subordinated debentures	325.0	7.0%	—	—%
Long-term debt, gross	2,448.7		1,720.8
Less: unamortized debt issuance costs	15.9		10.6
Less: current maturities	160.6		30.8
Total long-term debt	$2,272.2		$1,679.4
(1) Weighted average interest rate for the years ended December 31, 2025 and 2024.

NW Natural Long-Term Debt
NW Natural's issuance of First Mortgage Bonds (FMBs), which includes NW Natural's medium-term notes, under the Mortgage and Deed of Trust (Mortgage) is limited by eligible property and other provisions of the Mortgage. The Mortgage constitutes a first mortgage lien on certain gas properties owned from time to time by NW Natural, including substantially all of the property constituting NW Natural's natural gas distribution plant balances.

Summary of Significant Debt Issuances

In millions	Year ended December 31, 2025
NW Holdings	Issuance Date	Maturity Date	Interest Rate	Amount
Unsecured Term Loan (a)(b)	January 2025	August 2026	SOFR + 90 bps Spread (c)	$50.0
Junior Subordinated Debentures (d)(e)	March 2025	September 2055	7.00%	325.0

SiEnergy(f)
Series A Senior Notes	August 2025	August 2030	4.86%	50.0
Series B Senior Notes	August 2025	August 2035	5.42%	40.0
Series C Senior Notes	August 2025	August 2055	6.04%	95.0

NW Natural(g)
First Mortgage Bonds	December 2025	May 2036	5.13%	75.0
First Mortgage Bonds	December 2025	December 2055	5.90%	125.0
		Total long-term debt issuance		$760.0
(a)    Proceeds were used to support working capital needs and for general corporate purposes.

(b)    On November 3, 2025, an amendment to the Term Loan extended the maturity date to August 6, 2026. NW Holdings may prepay the Term Loan without premium or penalty (other than customary breakage costs, if applicable). Amounts prepaid may not be reborrowed.
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
(e)    The Company will pay interest on the Junior Subordinated Debentures (i) from and including the date of original issuance to, but not including, September 15, 2035, at an annual rate of 7.00% and (ii) from and including September 15, 2035, during each Interest Reset Period at an annual rate equal to the Five-Year Treasury Rate as of the most recent Reset Interest Determination Date plus 2.701%.
(f)    Proceeds were used to repay SiEnergy's $148.8 million remaining balance on the Delayed Draw Term Loan Facility.
(g)    Proceeds were used to support working capital needs and for general corporate purposes including repayment of debt.

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
NW Natural
In September 2025, the $20.0 million first mortgage bond 7.720% Series Due 2025 was repaid in full. In December 2025, the $10.0 million first mortgage bond 6.520% Series Due 2025 was repaid in full.

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

Maturities and Outstanding Long-Term Debt
Retirement of long-term debt for each of the annual periods through December 31, 2030 and thereafter are as follows:

In thousands	NW Natural	SiEnergy	NWN Water	NW Holdings Other	NW Holdings

2026	$55,000	$—	$55,703	$50,000	$160,703
2027	64,700	—	724	—	65,424
2028	10,000	—	701	100,000	110,701
2029	50,000	—	384	140,000	190,384
2030	30,000	50,000	115	—	80,115
Thereafter	1,335,000	135,000	1,420	370,000	1,841,420
Total	$1,544,700	$185,000	$59,047	$660,000	$2,448,747

The following table presents debt outstanding at NW Natural as of December 31:

In thousands	2025	2024
NW Natural:
First Mortgage Bonds:
7.720% Series due 2025	$—	$20,000
6.520% Series due 2025	—	10,000
7.050% Series due 2026	20,000	20,000
3.211% Series due 2026	35,000	35,000
7.000% Series due 2027	20,000	20,000
2.822% Series due 2027	25,000	25,000
6.650% Series due 2027	19,700	19,700
6.650% Series due 2028	10,000	10,000
3.141% Series due 2029	50,000	50,000
7.740% Series due 2030	20,000	20,000
7.850% Series due 2030	10,000	10,000
5.820% Series due 2032	30,000	30,000
5.660% Series due 2033	40,000	40,000
5.750% Series due 2033	100,000	100,000
5.180% Series due 2034	80,000	80,000
5.250% Series due 2035	10,000	10,000
5.130% Series due 2036	75,000	—
5.230% Series due 2038	50,000	50,000
4.000% Series due 2042	50,000	50,000
4.136% Series due 2046	40,000	40,000
3.685% Series due 2047	75,000	75,000
4.110% Series due 2048	50,000	50,000
3.869% Series due 2049	90,000	90,000
3.600% Series due 2050	150,000	150,000
3.078% Series due 2051	130,000	130,000
4.780% Series due 2052	140,000	140,000
5.430% Series due 2053	100,000	100,000
5.900% Series due 2055	125,000	—
Long-term debt, gross	1,544,700	1,374,700
Less: current maturities	55,000	30,000
Total long-term debt	$1,489,700	$1,344,700

The following table presents debt outstanding at NW Holdings excluding NW Natural, which is presented above, as of December 31:

In thousands	2025	2024
NW Holdings
Unsecured Senior Bonds:
5.780% Series due 2028	$100,000	$100,000
5.840% Series due 2029	50,000	50,000
5.520% Series due 2029	90,000	90,000
5.860% Series due 2034	45,000	45,000
Term Loan due 2026	50,000	—
Junior Subordinated Debentures:
7.00%Series due 2055	325,000	—
Long-term debt, gross	660,000	285,000
Less: current maturities	50,000	—
Total NW Holdings long-term debt	$610,000	$285,000

SiEnergy(1)
Unsecured Senior Bonds:
4.86% Series due 2030	$50,000	$—
5.42% Series due 2035	40,000	—
6.04% Series due 2055	95,000	—
Long-term debt, gross	185,000	—
Less: current maturities	—	—
Total SiEnergy long-term debt	$185,000	$—

NWN Water
Water term loan, fixed rate of 3.8%, due 2026(3)	$55,000	$55,000
Other water debt(2)	4,047	6,052
Long-term debt, gross	59,047	61,052
Less: current maturities	55,703	795
Total Water long-term debt	$3,344	$60,257
(1)    Prior year comparative outstanding debt is not provided for SiEnergy as it was acquired by NW Holdings January 7, 2025.
(2)    Other water debt consists of immaterial loans at local water entities.
(3)    NW Holdings guarantees the debt of its wholly-owned subsidiary, NWN Water.

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	December 31,
In millions	2025	2024
NW Holdings:
Gross long-term debt	$2,448.7	$1,720.8
Unamortized debt issuance costs	(15.9)	(10.6)
Carrying amount	2,432.8	1,710.2
Estimated fair value(1)	2,317.1	1,542.2

NW Natural:
Gross long-term debt	$1,544.7	$1,374.7
Unamortized debt issuance costs	(9.8)	(9.3)
Carrying amount	1,534.9	1,365.4
Estimated fair value(1)	1,383.1	1,191.2
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

The following table provides a reconciliation of the changes in NW Natural's benefit obligations and fair value of plan assets, as applicable, for NW Natural's pension and other postretirement benefit plans, excluding the Retirement K Savings Plan, and a summary of the funded status and amounts recognized in NW Holdings' and NW Natural's consolidated balance sheets as of December 31:

	Postretirement Benefit Plans
	Pension Benefits		Other Benefits
In thousands	2025	2024	2025	2024
Reconciliation of change in benefit obligation:
Obligation at January 1	$405,552	$425,450	$22,031	$21,467
Service cost	3,505	3,837	97	90
Interest cost	21,397	21,466	1,152	1,035
Net actuarial (loss) gain	1,636	(18,215)	1,292	1,421
Benefits paid	(35,396)	(26,986)	(2,009)	(1,982)
Obligation at December 31	396,694	405,552	22,563	22,031

Reconciliation of change in plan assets:
Fair value of plan assets at January 1	284,148	283,444	—	—
Actual return on plan assets	31,633	4,892	—	—
Employer contributions	21,942	22,798	2,009	1,982
Benefits paid	(35,396)	(26,986)	(2,009)	(1,982)
Fair value of plan assets at December 31	302,327	284,148	—	—
Funded status at December 31	$(94,367)	$(121,404)	$(22,563)	$(22,031)

At December 31, 2025, the net liability (benefit obligations less market value of plan assets) for the Pension Plan decreased $17.3 million compared to 2024. The decrease in the net pension liability is primarily due to the $1.0 million increase to the pension benefit obligation and the $18.3 million increase in plan assets. The liability for non-qualified plans decreased $9.8 million, and the liability for other postretirement benefits increased $0.5 million in 2025.

NW Natural's Pension Plan had a projected benefit obligation of $373.8 million and $372.8 million at December 31, 2025 and 2024, respectively, and fair values of plan assets of $302.3 million and $284.1 million, respectively. The plan had an accumulated benefit obligation of $348.1 million and $343.7 million at December 31, 2025 and 2024, respectively.

The following table presents amounts realized through regulatory assets or in other comprehensive loss (income) for the years ended December 31:

	Regulatory Assets						Other Comprehensive Loss (Income)
	Pension Benefits			Other Postretirement Benefits			Pension Benefits
In thousands	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net actuarial (gain) loss	$(7,727)	$933	$10,318	$1,293	$1,421	$2,208	$(729)	$(290)	$1,630
Settlement loss	—	—	—	—	—	—	(1,442)	—	—
Amortization of:
Prior service credit	—	—	—	—	—	—	—	—	—
Actuarial loss	(8,716)	(5,049)	—	(78)	(8)	—	(761)	(845)	(713)
Total	$(16,443)	$(4,116)	$10,318	$1,215	$1,413	$2,208	$(2,932)	$(1,135)	$917

The following table presents amounts recognized in regulatory assets and accumulated other comprehensive loss (AOCL) at December 31:

	Regulatory Assets				AOCL
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
In thousands	2025	2024	2025	2024	2025	2024
Net actuarial loss (gain)	$91,999	$108,441	$4,009	$2,794	$6,453	$9,386
Total	$91,999	$108,441	$4,009	$2,794	$6,453	$9,386

The following table presents amounts recognized by NW Holdings and NW Natural in AOCL and the changes in AOCL related to NW Natural's non-qualified employee benefit plans:

	Year ended December 31,
In thousands	2025	2024
Beginning balance	$(7,052)	$(7,237)
Amounts reclassified to AOCL	911	(439)
Amounts reclassified from AOCL:
Amortization of actuarial losses	761	794
Loss from plan settlement	1,442	—
Total reclassifications before tax	3,114	355
Tax (expense) benefit	(767)	(170)
Total reclassifications for the period	2,347	185
Ending balance	$(4,705)	$(7,052)

In 2026, NW Natural will amortize $8.9 million in estimated costs from regulatory assets to net periodic benefit costs.

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

The following table presents the Pension Plan asset target allocation at December 31, 2025:

Asset Category	Target Allocation
Long government/credit	40%
U.S. large cap equity	21
Global equity	15
Developed non-U.S. equity	11
Emerging market equity	5
High yield bonds	4
Real estate investment trusts	2
Emerging market debt	2

Non-qualified supplemental defined benefit plan obligations were $22.9 million and $32.7 million at December 31, 2025 and 2024, respectively. These plans are not subject to regulatory deferral, and the changes in actuarial gains and losses, prior service costs, and transition assets or obligations are recognized in AOCL, net of tax until they are amortized as a component of net periodic benefit cost. These are unfunded, non-qualified plans with no plan assets; however, a significant portion of the obligations is indirectly funded with company and trust-owned life insurance and other assets.

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

	Pension Benefits			Other Postretirement Benefits
In thousands	2025	2024	2023	2025	2024	2023
Service cost	$3,505	$3,837	$3,922	$97	$90	$105
Interest cost	21,397	21,466	21,018	1,152	1,035	1,067
Expected return on plan assets	(21,745)	(23,749)	(25,723)	—	—	—
Amortization of net actuarial loss	9,477	5,894	713	78	8	—
Settlement expense	1,442	—	—	—	—	—
Net periodic cost (benefit)	14,076	7,448	(70)	1,327	1,133	1,172
Amount allocated to construction	(1,944)	(1,874)	(1,684)	(39)	(36)	(36)
Net periodic cost (benefit) charged to expense	12,132	5,574	(1,754)	1,288	1,097	1,136
Amortization of regulatory balancing account	7,131	7,131	7,131	—	—	—
Net amount charged to expense	$19,263	$12,705	$5,377	$1,288	$1,097	$1,136

Net periodic benefit costs are reduced by amounts capitalized to NWN Gas Utility plant. In addition, a certain amount of net periodic benefit costs were recorded to the regulatory balancing account, representing net periodic pension expense for the Pension Plan above the amount set in rates, as approved by the OPUC, from 2011 through October 31, 2018. Total amortization of the regulatory balancing account of $7.1 million was recognized in each of the years ended December 31, 2025 and 2024, of which $2.6 million was charged to operations and maintenance expense and $4.5 million was charged to other income (expense).

The following table provides the assumptions used in measuring periodic benefit costs and benefit obligations for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Assumptions for net periodic benefit cost:
Weighted-average discount rate	5.57%	4.96%	5.14%	5.53%	4.98%	5.19%
Rate of increase in compensation	4.80%-5.05%	4.00%-6.00%	4.00%-5.00%	n/a	n/a	n/a
Expected long-term rate of return	7.50%	7.50%	7.50%	n/a	n/a	n/a
Assumptions for year-end funded status:
Weighted-average discount rate	5.35%	5.56%	4.98%	5.28%	5.53%	4.98%
Rate of increase in compensation(1)	4.80%-5.05%	4.80%-5.05%	4.00%-4.73%	n/a	n/a	n/a
Expected long-term rate of return	7.50%	7.50%	7.50%	n/a	n/a	n/a
(1) Rate assumption ranges from 4.5% to 5.1% in 2026 and thereafter.

The assumed annual increase in health care cost trend rates used in measuring other postretirement benefits as of December 31, 2025 was 7.50%. These trend rates apply to both medical and prescription drugs. Medical costs and prescription drugs are assumed to decrease gradually each year to a rate of 4.00% by 2032.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans; however, other postretirement benefit plans have a cap on the amount of costs reimbursable by NW Natural.

Mortality assumptions are reviewed annually and are updated for material changes as necessary. In 2025, mortality rate assumptions remained consistent with 2024, using Pri-2012 mortality tables using scale MP-2021.

The following table provides information regarding employer contributions and benefit payments for NW Natural's Pension Plan, non-qualified pension plans, and other postretirement benefit plans for the years ended December 31, and estimated future contributions and payments:

In thousands	Pension Benefits	Other Benefits
Employer Contributions:
2024	$22,798	$1,982
2025	21,942	2,009
2026 (estimated)	19,018	2,426
Benefit Payments:
2023	$27,970	$1,793
2024	26,986	1,982
2025	35,396	2,009
Estimated Future Benefit Payments:
2026	$27,629	$2,426
2027	27,994	1,848
2028	28,308	1,842
2029	28,541	1,800
2030	28,846	1,819
2031-2035	146,460	8,616

Employer Contributions to Company-Sponsored Defined Benefit Pension Plan
NW Natural makes contributions to its Pension Plan based on actuarial assumptions and estimates, tax regulations, and funding requirements under federal law. The American Rescue Plan, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. NW Natural made $11.3 million of cash contributions to its Pension Plan for 2025.

The Pension Plan was underfunded by $71.5 million at December 31, 2025. During 2026, NW Natural expects to make cash contributions of approximately $16.7 million to the Pension Plan.

Multiemployer Pension Plan
In addition to the NW Natural-sponsored Pension Plan presented above, prior to 2014 NW Natural contributed to a multiemployer pension plan for its NWN Gas Utility union employees known as the Western States Office and Professional Employees International Union Pension Fund (Western States Plan). That plan's employer identification number is 94-6076144. Effective December 22, 2013, NW Natural withdrew from the plan, which was a noncash transaction. Vested participants will receive all benefits accrued through the date of withdrawal. As the plan was underfunded at the time of withdrawal, NW Natural was assessed a withdrawal liability of $8.3 million, plus interest, which requires NW Natural to pay $0.6 million each year to the plan for 20 years beginning in July 2014. The cost of the withdrawal liability was deferred to a regulatory account on the balance sheet.

Payments were $0.6 million for 2025, and as of December 31, 2025, the liability balance was $4.1 million. For 2024 and 2023, contributions to the plan were $0.6 million each year, which was approximately 6% to 17% of the total contributions to the plan by all employer participants in those years.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $12.5 million, $11.1 million, and $10.4 million for 2025, 2024, and 2023, respectively.

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

Commingled trust investments are subject to a redemption notice period of five business days. There were no unfunded commitments for Plan investments as of December 31, 2025 and 2024.

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

The following tables present the fair value of NW Natural's Pension Plan assets, including outstanding receivables and liabilities, of NW Natural's retirement trust fund:

In thousands	December 31, 2025
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$422	$—	$—	$64,450	$64,872
International / Global equity	16,961	—	—	87,742	104,703
Liability hedging	—	—	—	112,762	112,762
Opportunistic	2,259	—	—	14,478	16,737
Cash and cash equivalents	—	—	—	3,253	3,253
Total investments	$19,642	$—	$—	$282,685	$302,327

	December 31, 2024
Investments	Level 1	Level 2	Level 3	Non-Published NAV(1)	Total
US equity	$284	$—	$—	$68,160	$68,444
International / Global equity	—	—	—	86,498	86,498
Liability hedging	—	—	—	108,680	108,680
Opportunistic	2,269	—	—	15,532	17,801
Cash and cash equivalents	27	—	—	2,698	2,725
Total investments	$2,580	$—	$—	$281,568	$284,148

				December 31,
				2025	2024
Receivables:
Accrued interest and dividend income				$1	$2
Due from broker for securities sold				16,872	7,033
Total receivables				16,873	7,035
Liabilities:
Due to broker for securities purchased				(16,872)	(7,032)
Total investment in retirement trust				$302,328	$284,151
(1)    The fair value for these investments is determined using Net Asset Value per share (NAV) as of December 31, as a practical expedient, and therefore they are not classified within the fair value hierarchy. These investments primarily consist of institutional investment products, for which the NAV is generally not publicly available.

11. INCOME TAX

The following tables provide a reconciliation between income taxes calculated at the statutory federal tax rate and the provision for income taxes reflected in the NW Holdings and NW Natural statements of comprehensive income or loss for December 31:

	NW Holdings
in thousands	2025		2024		2023
U.S. Federal Statutory Tax Rate	$32,482	21.0%	$23,088	21.0%	$26,508	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	11,240	7.3%	9,931	9.0%	10,875	8.6%
Tax Credits	(747)	(0.5)%	(102)	(0.1)%	(140)	(0.1)%
Nontaxable or Nondeductible Items
Nondeductible compensation (Sec. 162(m))	1,685	1.1%	780	0.7%	385	0.3%
Other nontaxable or nondeductible items	(960)	(0.6)%	(444)	(0.4)%	(1,290)	(1.0)%
Other
Differences required to be flowed-through by regulatory commissions	(2,341)	(1.5)%	(2,182)	(2.0)%	(3,976)	(3.1)%
Total provision for income taxes and Effective Tax Rate	$41,359	26.7%	$31,071	28.3%	$32,362	25.6%

(a) State taxes in Oregon made up the majority (greater than 50 percent) of the tax effect in this category.

	NW Natural
in thousands	2025		2024		2023
U.S. Federal Statutory Tax Rate	$36,024	21.0%	$25,964	21.0%	$29,486	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	13,546	7.9%	10,611	8.6%	11,510	8.2%
Tax Credits	(747)	(0.4)%	(102)	(0.1)%	(140)	(0.1)%
Nontaxable or Nondeductible Items
Nondeductible compensation (Sec. 162(m))	1,655	1.0%	780	0.6%	385	0.3%
Other nontaxable or nondeductible items	(848)	(0.5)%	(457)	(0.3)%	(1,597)	(1.2)%
Other
Differences required to be flowed-through by regulatory commissions	(2,308)	(1.3)%	(2,178)	(1.8)%	(3,972)	(2.8)%
Total provision for income taxes and Effective Tax Rate	$47,322	27.6%	$34,618	28.0%	$35,672	25.4%

(a) State taxes in Oregon made up the majority (greater than 50 percent) of the tax effect in this category.

The NW Holdings and NW Natural effective income tax rates for 2025 compared to 2024 decreased 1.6 and 0.4 percentage points at NW Holdings and NW Natural, respectively. At NW Holdings and NW Natural, the increase in income tax expense is primarily due to higher pre-tax income in the current period compared to the prior year, and the lower effective tax rate is primarily the result of state income tax expense growing at a different rate than pretax income.

The NW Holdings and NW Natural effective income tax rates for 2024 compared to 2023 increased 2.7 and 2.6 percentage points at NW Holdings and NW Natural, respectively. The increase in effective tax rate is primarily related to lower regulatory flow-through. The decrease in income tax expense is primarily due to lower pre-tax income in the current period compared to the prior year.

The provision for current and deferred income taxes consists of the following at December 31:

	NW Holdings			NW Natural
In thousands	2025	2024	2023	2025	2024	2023
Current
Federal	$413	$10,489	$13,496	$3,349	$15,996	$20,512
State	5,473	9,216	9,901	5,946	11,078	12,304
Total current income taxes	5,886	19,705	23,397	9,295	27,074	32,816
Deferred
Federal	26,720	8,012	5,100	26,827	5,191	591
State	8,753	3,354	3,865	11,200	2,353	2,265
Total deferred income taxes	35,473	11,366	8,965	38,027	7,544	2,856
Income tax provision	$41,359	$31,071	$32,362	$47,322	$34,618	$35,672

The following table summarizes the tax effect of significant items comprising NW Holdings and NW Natural's deferred income tax balances recorded at December 31:

	NW Holdings		NW Natural
In thousands	2025	2024	2025	2024
Deferred tax liabilities:
Plant and property	$391,216	$370,072	$379,653	$357,944
Leases receivable	33,647	34,477	33,647	34,477
Pension and postretirement obligations	29,550	26,116	29,550	26,116
Income tax regulatory asset	11,697	11,768	11,357	11,768
Lease right of use assets	20,513	20,542	19,960	20,407
Other intangible assets	7,465	3,388	—	—
Other	12,957	—	14,188	—
Total deferred income tax liabilities	507,045	466,363	488,355	450,712
Deferred income tax assets:
Income tax regulatory liability	44,135	45,570	43,900	45,320
Lease liabilities	20,575	20,585	20,017	20,449
Net operating losses and credits carried forward	6,692	105	169	44
Other		5,457		4,716
Total deferred income tax assets	71,402	71,717	64,086	70,529
Deferred investment tax credits	1,824	2,503	1,824	2,503
Total net deferred income tax liabilities	$437,467	$397,149	$426,093	$382,686

At December 31, 2025 and 2024, regulatory income tax assets of $3.6 million and $5.8 million, respectively, were recorded by NW Natural, a portion of which is recorded in current assets. These regulatory income tax assets primarily represent future rate recovery of deferred tax liabilities, resulting from differences in NWN Gas Utility plant financial statement and tax bases and NWN Gas Utility plant removal costs, which were previously flowed through for rate making purposes and to take into account the additional future taxes, which will be generated by that recovery. These deferred tax liabilities, and the associated regulatory income tax assets, are currently being recovered through customer rates. At December 31, 2025 and 2024, regulatory income tax assets of $7.8 million and $6.0 million, respectively, were recorded by NW Natural, representing future recovery of deferred tax liabilities resulting from the equity portion of AFUDC.

At December 31, 2025 and 2024, deferred tax assets of $43.6 million and $44.9 million, respectively, were recorded by NW Natural representing the future income tax benefit associated with the excess deferred income tax regulatory liability recorded as a result of the lower federal corporate income tax rate provided for by the TCJA. At December 31, 2025 and 2024, regulatory liability balances representing the benefit of the change in deferred taxes as a result of the TCJA of $164.6 million and $169.5 million, respectively, were recorded by NW Natural.

NW Holdings and NW Natural assess the available positive and negative evidence to estimate if sufficient taxable income will be generated to utilize their respective existing deferred tax assets. Based upon this assessment, NW Holdings and NW Natural determined that it is more likely than not that all of their respective deferred tax assets recorded as of December 31, 2025 will be realized.

The Company estimates it has net operating loss (NOL) carryforwards of $24.8 million for federal taxes and $22.3 million for state taxes at December 31, 2025. The federal NOLs do not expire and we anticipate fully utilizing the state NOL carryforward balances before they begin to expire in 2036. California alternative minimum tax (AMT) credits of $56 thousand are also available. The AMT credits do not expire.

Uncertain tax positions are accounted for in accordance with accounting standards that require an assessment of the anticipated settlement outcome of material uncertain tax positions taken in a prior year, or planned to be taken in the current year. Until such positions are sustained, the uncertain tax benefits resulting from such positions would not be recognized. No reserves for uncertain tax positions were recorded as of December 31, 2025, 2024, or 2023.

The federal income tax returns for tax years 2021 and earlier are closed by statute. The IRS Compliance Assurance Process (CAP) examination of the 2022 and 2023 tax years have been completed. There were no material changes to these returns as filed. The 2024 and 2025 tax years are currently under IRS CAP examination. The 2026 CAP application has been filed. Under the CAP program, NW Holdings and NW Natural work with the IRS to identify and resolve material tax matters before the tax return is filed each year.
As of December 31, 2025, income tax years 2021 through 2024 remain open for examination by the states of California and Texas. Income tax years 2022 through 2024 are open for examination by the states of Arizona, Idaho, Nebraska, and Oregon. Income tax year 2024 is open for examination by the state of Florida.
12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation of continuing operations at December 31:

In thousands	2025	2024
NW Holdings:
Plant in service	$5,468,170	$4,769,565
Construction work in progress	172,265	149,354
Less: Accumulated depreciation	1,288,422	1,246,592
Total property, plant, and equipment, net	$4,352,013	$3,672,327

Capital expenditures in accrued liabilities	$57,762	$26,610

NW Natural:
Plant in service	$4,879,816	$4,577,955
Construction work in progress	120,513	128,764
Less: Accumulated depreciation	1,256,289	1,222,413
Total property, plant, and equipment, net	$3,744,040	$3,484,306

Capital expenditures in accrued liabilities	$33,582	$24,625

NW Natural
NWN Gas Utility balances primarily consist of transmission and distribution plant, gas storage facilities, general plant and other fixed assets. In October 2024, the OPUC issued an order concluding the NW Natural 2024 Oregon rate case. The OPUC ordered a regulatory disallowance related to $13.7 million of undepreciated line extension costs, which resulted in a reduction of NWN Gas Utility plant in service and a non-cash, pre-tax charge that was recorded as operations and maintenance expense in the consolidated statements of comprehensive income in the fourth quarter of 2024.

The weighted average depreciation rate for NWN Gas Utility assets was 3.1% in 2025, 2.9% in 2024, and 3.0% 2023. The weighted average depreciation rate for assets not related to NWN Gas Utility was 1.9% in 2025, 1.7% in 2024 and 1.7% in 2023.

Accumulated depreciation does not include the accumulated provision for asset removal costs of $561.6 million and $526.5 million at December 31, 2025 and 2024, respectively. These accrued asset removal costs are reflected on the balance sheet as regulatory liabilities. See Note 2.

NW Holdings
Plant balances include long-lived assets associated with SiEnergy and water and wastewater and operations.

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments at December 31:

	NW Holdings		NW Natural
Thousands	2025	2024	2025	2024
Investments in life insurance policies	$45,606	$45,772	$45,606	$45,772
Investments in gas reserves, non-current	15,443	18,166	15,443	18,166
Investment in unconsolidated affiliates	19,627	18,298	—	—
Total other investments	$80,676	$82,236	$61,049	$63,938

Investment in Life Insurance Policies
NW Natural has invested in key person life insurance contracts to provide an indirect funding vehicle for certain long-term employee and director benefit plan liabilities. The amount in the above table is reported at cash surrender value, net of policy loans.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of December 31, 2025. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $1.8 million and $2.6 million, which are recorded as liabilities in the December 31, 2025 and 2024 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.6 million and $2.7 million as of December 31, 2025 and 2024, respectively. The investment in gas reserves provides long-term price protection and acted to hedge the cost of gas for approximately 3% and 3% of NWN Gas Utility gas supplies for the years ended December 31, 2025 and 2024, respectively.

Investments in Unconsolidated Affiliates
In December 2021, NWN Water purchased a 37.3% ownership stake in Avion Water Company, Inc. (Avion Water), an investor-owned water utility for $14.5 million. NWN Water subsequently increased its ownership stake in Avion Water as follows:

In millions	Amount	Ownership %
July 2022	$1.0	40.3%
June 2023	$1.0	43.1%
January 2024	$1.0	45.6%
February 2025	$1.0	47.9%
January 2026	$1.0	50.0%

Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 17,000 customer connections and employing 40 people. The carrying value of the equity method investment is $9.8 million higher than the underlying equity in the net assets of the investee at December 31, 2025 due to equity method goodwill. NWN Water's share in the earnings (loss) of Avion Water is included in other income (expense), net.
14. BUSINESS COMBINATIONS

2025 Business Combinations

SiEnergy Acquisition
On January 7, 2025, NW Holdings acquired 100% of the outstanding membership interests of SiEnergy Operating, LLC from SiEnergy Capital Partners, LLC, an affiliate of Ridgewood Infrastructure. Total consideration included $271.1 million in cash and the assumption of $156.1 million of outstanding debt. SiEnergy owns a regulated natural gas distribution utility and a transmission utility. Excluding Pines, which was acquired June 2, 2025 and is described further below, SiEnergy currently serves approximately 82,000 customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas.

The SiEnergy acquisition met the criteria of a business combination, and as such a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with SiEnergy. This allocation is considered preliminary as of December 31, 2025, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate SiEnergy. As a result, subsequent adjustments to the preliminary valuation of tangible assets, regulatory assets and liabilities including asset removal costs, contract assets and liabilities, tax positions, and goodwill may be required. Any such adjustments are to be completed within the one-year measurement period. Acquisition costs totaling $2.3 million in the fourth quarter of 2024 and $5.3 million in the first quarter of 2025 were expensed as incurred. Acquisition costs related to SiEnergy are included in operations and maintenance expenses in the consolidated statements of comprehensive income. The transaction aligns with NW Holdings' growth strategy and further expands the service territory in Texas.

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

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed as of the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$271,087

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$16,770
Property, plant and equipment	262,750
Non-current assets	3,872
Current liabilities	(24,962)
Non-current liabilities	(158,397)
Total identifiable net assets	$100,033
Goodwill	$171,054

Hughes Gas Resources, Inc. (Pines) Acquisition
On June 2, 2025, a subsidiary of SiEnergy Operating, LLC (SiEnergy), a wholly-owned subsidiary of NW Holdings, acquired 100% of the outstanding equity interests of Hughes Gas Resources, Inc. from EPCOR USA Inc. for total consideration of $60.4 million in cash. Hughes currently serves approximately 7,000 customers in 12 communities northeast of Houston, Texas. Hughes further expands SiEnergy's regulated gas utility business in the southern United States. Following the closing of the acquisition, Hughes was rebranded as Pines.

The Pines acquisition met the criteria of a business combination, and as such, a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with Pines. This allocation is considered preliminary as of December 31, 2025, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate Pines. As a result, subsequent adjustments to the preliminary valuation of tangible assets, regulatory assets and liabilities including asset removal costs, contract assets and liabilities, tax positions, and goodwill may be required. Any such adjustments are to be completed within the one-year measurement period.

Preliminary goodwill of $14.7 million was recognized from this acquisition. The goodwill recognized is attributable to Pines' natural gas utility service territory, experienced workforce, and the strategic benefits expected from growth in the service territory. No intangible assets aside from goodwill were recognized. There is no goodwill expected to be deductible for tax purposes.

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed as of the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$60,436

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$2,094
Property, plant and equipment	43,594
Non-current assets	1,591
Current liabilities	(1,441)
Non-current liabilities	(105)
Total identifiable net assets	$45,733
Goodwill	$14,703

SiEnergy and Pines Pro Forma
The table below presents the unaudited pro forma revenues and earnings of NW Holdings as if the SiEnergy and Pines acquisitions had occurred as of January 1, 2024:

	Twelve Months Ended December 31,
In thousands	2025	2024
Operating revenues	$1,296,240	$1,211,523
Net income (loss)	$116,970	$61,546

The unaudited pro forma results presented above are for informational purposes only and are not necessarily indicative of the results that would have been achieved had the acquisition been completed on January 1, 2024, nor are they indicative of future results of operations of the combined company. Pro forma net income for the three and twelve months ended December 31, 2025 and 2024 were adjusted to reflect the following:

•acquisition costs of $7.6 million incurred by NW Holdings' in the first quarter of 2025 and the fourth quarter of 2024, were reflected to have occurred in the first quarter 2024 and the first quarter 2025 costs were removed from the twelve months ended December 31, 2025 pro forma net income;
•the capital structure for NW Holdings was modified to reflect the Junior Subordinated Debentures issued in March 2025 to represent the ongoing capital structure and reflects the issuance to have occurred on January first of each respective period;
•the results of SiEnergy and Pines were adjusted to represent results as though they were owned as of January first of each respective period; and
•all adjustments were net tax effected using a statutory tax rate of 26.5%.

The amount of SiEnergy and Pines revenues included in NW Holdings' consolidated statements of comprehensive income was $66.0 million for the year ended December 31, 2025.

The amount of SiEnergy and Pines net income included in NW Holdings' consolidated statements of comprehensive income was $13.7 million for the year ended December 31, 2025.

Other 2025 Business Combinations

During the fourth quarter of 2025, NW Water and its subsidiaries acquired the assets of Inline Utilities, LLC ("Inline") located in Texas, qualifying as a business combination. The fair value of the consideration transferred for this acquisition was $7.2 million, most of which was allocated to property, plant and equipment. As of December 31, 2025, preliminary goodwill of $1.0 million was recognized from this acquisition, including adjustments associated with deferred income taxes. The amount of goodwill that is expected to be deductible for income tax purposes is $4.3 million.

During the first quarter of 2025, NWN Water and its subsidiaries acquired the assets of two businesses qualifying as business combinations. The aggregate fair value of the consideration transferred for these acquisitions was $1.6 million, most of which was allocated to property, plant and equipment and included:
•Everett Square, Inc. in Texas
•ES Water Utility Consolidators, Inc. in Texas

These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its water and wastewater service territories.

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

The ICH acquisition met the criteria of a business combination, and as such an allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with ICH. The allocation for both the unregulated and regulated entities is considered final as of December 31, 2025.

Goodwill of $18.5 million was recognized from this acquisition. The majority of the goodwill is attributable to ICH's unregulated operations. The goodwill recognized is attributable to ICH's water utility service territory, experienced workforce, and the strategic benefits for both the water utility and wastewater services expected from growth in its service territory. No intangible assets aside from goodwill were recognized. The amount of goodwill that is expected to be deductible for income tax purposes is $18.4 million.

The following table summarizes the consideration transferred and the amounts of identified assets and liabilities assumed as the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$29,853

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$486
Property, plant and equipment	11,130
Non-current assets	304
Current liabilities	(503)
Non-current liabilities	(64)
Total identifiable net assets	$11,353
Goodwill	$18,500

The amount of ICH earnings included in NW Holdings' consolidated statements of comprehensive income is $1.3 million and $2.9 million for the three months and year ended December 31, 2025, respectively. ICH revenue included in NW Holdings' consolidated statements of comprehensive income is $2.3 million and $6.3 million, for the three months and year ended December 31, 2025, respectively.

2023 Business Combinations
During the year ended December 31, 2023, NWN Water and its subsidiaries acquired the assets of five businesses qualifying as business combinations. The aggregate fair value of the total consideration transferred for these acquisitions was $22.8 million, most of which was preliminarily allocated to property, plant, and equipment, and goodwill. These transactions align with NW Holdings' water and wastewater sector strategy as it continues to expand its water and wastewater service territories and included:
•Pedersen Family, LLC in Washington
•King Water Corporation in Washington
•Rose Valley Water Company in Arizona
•Hiland Water in Oregon
•Truxton and Cerbat in Arizona

Intangible Assets
In connection with the acquisition of King Water Corporation, NWN Water recorded long-term customer relationship intangible assets totaling $2.6 million, which will be amortized over 24 years. There was $0.1 million and $0.2 million of amortization expense recognized in 2025 and 2024, respectively. Projected amortization expense at NW Holdings for customer relationship intangible assets for each of the next five years is $0.1 million in each period. The amortization will change in future periods if other intangible assets are acquired, impairments are recognized or the preliminary valuations as part of our purchase price allocation is refined.

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

As a result of all acquisitions completed, total goodwill was $370.8 million as of December 31, 2025 and $183.8 million as of December 31, 2024. Goodwill as of December 31, 2025, is attributable to gas utility, water and wastewater acquisitions, of which $185.7 million is included in the SiEnergy unit and $185.1 million is included in the NWN Water unit for segment reporting purposes. Goodwill as of December 31, 2024, is only attributable to water and wastewater acquisitions and is included in the NWN Water unit for segment reporting purposes. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized to date.
15. DERIVATIVE INSTRUMENTS

NW Natural
NW Natural enters into financial derivative contracts primarily to hedge a portion of the NWN Gas Utility segment’s natural gas sales requirements. These contracts include swaps, and forward contracts. These derivative financial instruments are primarily used to manage the price variability of natural gas, interest rates, and foreign currency.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	At December 31,
In thousands	2025	2024
Natural gas (in therms):
Financial	757,895	771,110
Physical	692,275	560,900
Foreign exchange	$8,596	$10,332

Purchased Gas Adjustment (PGA)
Rates and hedging approaches may vary between states due to different rate structures and mechanisms. Under the PGA mechanism in Oregon, derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are fully recovered and reflected in the weighted-average cost of gas in the PGA filing. Hedge contracts entered into after the start of the PGA period for the current PGA year are subject to the PGA incentive sharing mechanism in Oregon. Under the PGA mechanism in Washington, NW Natural incorporates a risk-responsive hedging strategy, and receives regulatory deferral accounting treatment for its Washington gas hedges.

NW Natural entered the 2024-25 gas year with total forecasted sales volumes hedged at approximately 80%, including 64% in financial hedges and 16% in physical gas supplies. The total hedged was approximately 86% in Oregon and 32% in Washington. NW Natural entered the 2025-26 gas year with total forecasted sales volume hedged at approximately 79%, including 64% in financial hedges and 15% in physical gas supplies. The total hedged was approximately 84% in Oregon and 33% in Washington.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	December 31, 2025		December 31, 2024
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(32,065)	$49	$4,431	$(524)
Amounts deferred to regulatory accounts on balance sheet	32,065	(49)	(4,431)	524
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—
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

Realized Gain/Loss
NW Natural realized a net loss of $91.7 million and a net loss of $119.2 million for the years ended December 31, 2025 and 2024, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of December 31, 2025 or 2024. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold based on our credit rating before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2025 or 2024. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed, but could potentially require additional collateral posting by NW Natural in the event of a material adverse change in NW Natural's ability to perform.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $2.8 million and a liability of $76.1 million as of December 31, 2025, and an asset of $4.4 million and a liability of $86.0 million as of December 31, 2024.

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

NW Natural's financial derivatives policy requires counterparties to have an investment-grade credit rating at the time the derivative instrument is entered into and specifies limits on the contract amount and duration based on each counterparty’s credit rating. NW Natural does not speculate in derivatives. Derivatives are used to manage NW Natural's market risks and we hedge exposure above risk tolerance limits. It is required that increases in market risk created by the use of derivatives is offset by the exposures they modify.

We actively monitor NW Natural's derivative credit exposure and place counterparties on hold for trading purposes or require other forms of credit assurance, such as letters of credit, cash collateral, or guarantees as circumstances warrant. The ongoing assessment of counterparty credit risk includes consideration of credit ratings, credit default swap spreads, bond market credit spreads, financial conditions, government actions, and market news. A Monte Carlo simulation model is used to estimate the change in credit and liquidity risk from the volatility of natural gas prices. The results of the model are used to establish trading limits. NW Natural's outstanding financial derivatives at December 31, 2025 mature by November 1, 2028.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads, and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustments for all financial derivatives outstanding to the fair value calculation was $0.2 million, which decreased the liability at December 31, 2025. As of December 31, 2025 and 2024, the net fair value was a liability of $73.3 million and a liability of $81.6 million, respectively. No Level 3 inputs were used in our derivative valuations during the years ended December 31, 2025 and 2024.

NWN Water Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.80%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expires in June 2026, along with the variable-rate debt.

Unrealized gains related to the interest rate swap agreement are recorded in AOCI on the consolidated balance sheet and totaled $0.2 million, net of tax, as of December 31, 2024 and were immaterial as of December 31, 2025. Realized gains or losses occur as a result of monthly swap settlements. Gains of $0.3 million and $0.9 million were reclassified from AOCI to net income during the years ended December 31, 2025 and 2024, respectively. The estimated amount of gains recorded in AOCI as of December 31, 2025 that are expected to be reclassified to net income within the next twelve months is immaterial.
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

The aggregate amounts of these agreements at NW Natural were as follows at December 31, 2025:

In thousands	Gas Purchase Agreements(1)	Pipeline Capacity Purchase Agreements	Pipeline Capacity Release Agreements
2026	$261,333	$84,234	$8,800
2027	98,670	88,442	5,197
2028	91,862	81,575	5,197
2029	78,724	72,972	5,197
2030	31,151	69,353	4,330
Thereafter	191,047	375,061	—
Total	752,787	771,637	28,721
Less: Amount representing interest	110,276	194,416	2,213
Total at present value	$642,511	$577,221	$26,508
(1) Gas purchase agreements include environmental attributes of RNG.

Total fixed charges under capacity purchase agreements were $89.4 million for 2025, $85.1 million for 2024, and $87.0 million for 2023, of which $9.3 million, $8.9 million, and $8.2 million, respectively, related to capacity releases which third parties paid directly to the related pipelines. In addition, per-unit charges are required to be paid based on the actual quantities shipped under the agreements. In certain take-or-pay purchase commitments, annual deficiencies may be offset by prepayments subject to recovery over a longer term if future purchases exceed the minimum annual requirements.

NWN Renewables Purchase Agreements
NWN Renewables is an unregulated subsidiary of NW Holdings established to pursue investments in RNG activities. NWN Renewables, through its subsidiary Ohio Renewables, executed agreements with a subsidiary of EDL, a global producer of sustainable distributed energy, to secure RNG supply from two production facilities that convert landfill waste gases to RNG. This arrangement consists of a development agreement, an exclusive use agreement, a purchase agreement, and various guarantees.

Under the development agreement, the EDL subsidiary was responsible for the development and construction of the facilities. The first facility was completed and commenced delivery of RNG to Ohio Renewables in September 2024. Upon reaching this milestone, Ohio Renewables paid $26.0 million to the EDL subsidiary. The second facility was completed and commenced delivery of RNG to Ohio Renewables in December 2024 at which point Ohio Renewables made an additional payment of $25.4 million to the EDL subsidiary. The payments were recorded as long-term prepaid assets and will be amortized based on the volumes delivered over the life of the agreement.

Under the purchase agreement, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL facilities over a 20-year period at a contractually specified price. In December 2025, Ohio Renewables entered into an agreement to purchase up to an annual specified amount of RNG produced by the EDL facilities from a separate investment-grade counterparty over an 11-year period at a contractually specified price. Purchase volumes are variable based on production, and purchases may not exceed contracted amounts. We currently estimate the amount of RNG purchases based on prices and estimated production volumes specified in the agreements to be $20.9 million in 2026, $31.4 million in 2027, $31.6 million in 2028, $30.8 million in 2029, $31.4 million in 2030 and $599.3 million thereafter through 2044. In 2025, purchases totaled $14.5 million.

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

2025 - 2044
Ohio Renewables additionally has contracted to sell a fixed-volume amount of RNG under a long-term agreement with an investment-grade utility beginning in 2025 and extending through 2044. Under the current contract, if less than 75% of the contracted volumes of RNG are delivered on an annual basis, Ohio Renewables is obligated to pay the per MMbtu price for volumes between the amount delivered and 75% of the contracted volumes on an annual basis. NW Holdings entered into a guarantee on behalf of Ohio Renewables. Per the guarantee, NW Holdings unconditionally and irrevocably guarantees the prompt payment of all present and future obligations of Ohio Renewables. The total liability under this guarantee cannot exceed $2.0 million. NW Holdings has not recognized a liability for its obligations under the guarantee in accordance with ASC 460, Guarantees.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet at December 31:

	Current Liabilities		Non-Current Liabilities
In thousands	2025	2024	2025	2024
Portland Harbor site:
Gasco/Siltronic Sediments	$13,950	$13,626	$43,247	$41,565
Other Portland Harbor	3,669	3,308	12,770	12,270
Gasco/Siltronic Uplands site	25,643	23,400	61,782	64,522
Front Street site	486	841	292	279
Oregon Steel Mills	—	—	179	179
Total	$43,748	$41,175	$118,270	$118,815

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

GASCO SEDIMENTS. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 and the EE/CA estimated the cost of potential remedial alternatives for this site. NW Natural is completing pre-design studies and has submitted a Preliminary Design Report, which the EPA approved in December 2024. These preliminary design steps do not include a cost estimate for cleanup. No remedial design for the Gasco Sediments Site is more likely than the EE/CA alternatives at this time, and NW Natural expects further design discussion and iteration with the EPA.

In March 2020, NW Natural and the EPA amended the Administrative Order on Consent to include additional remedial design activities downstream of the Gasco Sediments Site at the US Moorings and Navigation Channel remedial design project areas. Siltronic Corporation is not a party to the amended order. NW Natural has submitted Basis of Design Reports for the Navigation Channel and US Moorings remedial design project areas to the EPA.

The estimated costs for the various sediment remedy alternatives in the draft EE/CA for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from $57.2 million to $350 million. NW Natural has recorded a liability of $57.2 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In December 2024, NW Natural submitted the Gasco uplands FS to ODEQ. The FS presents a set of remedial action alternatives and provides the basis for a range of potential remedial costs for the site. The estimated costs for the alternative remedies range from $47.1 million to $358 million. NW Natural has recorded a liability of $47.1 million, which reflects the low end of the range. NW Natural is currently revising the FS report to address ODEQ comments.

Additionally, the EPA's Gasco sediments Administrative Order requires the integration of upland source controls with the sediment remedy. The selected sediment remedy, which is discussed above under "Gasco Sediments," is currently under separate design for the EPA. To comply with the source control integration requirement, some Gasco uplands work must be expedited. An Interim Remedial Action Measure (IRAM) for the Gasco uplands is the regulatory mechanism ODEQ has selected to accomplish that goal. As a result, the Gasco uplands FS also includes a separate cost range for the IRAM. The estimated costs for the IRAM range from $10.4 million to $78 million. NW Natural has recorded a liability of $10.4 million, which reflects the low end of the range.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in July 2020 and was completed in October 2020. The second year of post-construction monitoring was completed in 2022 and demonstrated that the cap was intact and performing as designed. NW Natural has recognized an additional liability of $0.8 million associated with long-term monitoring and post-construction work.

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

The following table presents information regarding the total regulatory asset deferred as of December 31:

In thousands	2025	2024
Deferred costs and interest(1)	$71,954	$64,940
Accrued site liabilities(2)	161,993	159,954
Insurance proceeds and interest	(41,736)	(47,062)
Total regulatory asset deferral(1)	192,211	177,832
Current regulatory assets(3)	12,148	10,746
Long-term regulatory assets(3)	180,063	167,086
(1)    Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were $25 thousand in 2025 and $36 thousand in 2024.
(3)    Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, NW Natural earns a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. It also accrues a carrying charge on insurance proceeds for amounts owed to customers. In Washington, neither the cash paid nor insurance proceeds received accrue a carrying charge. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5.0 million tariff rider. The amounts allocable to Oregon are recoverable through rates, subject to an earnings test. See "Oregon SRRM" below.

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

NW Natural received total environmental insurance proceeds of approximately $150 million as a result of settlements from litigation that was dismissed in July 2014. Under a 2015 OPUC order which established the SRRM, one-third of the Oregon allocated proceeds were applied to costs deferred through 2012 with the remaining two-thirds applied to costs at a rate of $5.0 million per year plus interest over the following 20 years. NW Natural accrues interest on the Oregon allocated insurance proceeds in the customer’s favor at a rate equal to the five-year treasury rate plus 100 basis points. As of December 31, 2025, NW Natural has applied $110.7 million of insurance proceeds to prudently incurred remediation costs allocated to Oregon.

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

In accordance with the WUTC Order, insurance proceeds were fully applied to costs incurred between December 2018 and June 2019 that were deemed prudent. Remaining insurance proceeds will be amortized over a 10.5 year period ending December 31, 2029. As of December 31, 2025, approximately $4.3 million of proceeds have been applied to prudently incurred costs.

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

On October 14, 2024, NW Natural and NW Holdings were named the defendants in a lawsuit filed in the Circuit Court for Multnomah County, Oregon (Blumm et. al. v. Northwest Natural Gas Company, 24-cv-48490), that is seeking class certification on behalf of all Oregon NW Natural Smart Energy-enrolled customers during the past approximately six years. The lawsuit alleges claims under Oregon's Unlawful Trade Practices Act and for breach of contract, with respect to NW Natural's Smart Energy program. The plaintiffs seek injunctive and equitable relief and damages. In October 2025, NW Holdings was dismissed as a party to the proceeding. The plaintiffs subsequently filed a Second Amended Complaint re-alleging claims against NW Holdings. We are diligently defending against the claims.

NW Natural and NW Holdings are subject to claims and litigation arising in the ordinary course of business, including the matters discussed above. Although the final outcome of any of these legal proceedings cannot be predicted with certainty, including the matter relating to the Oregon Steel Mills site referenced below, NW Natural and NW Holdings do not expect that the ultimate disposition of any of these matters will have a material effect on their financial condition, results of operations, or cash flows. See also Part I, Item 3, “Legal Proceedings".

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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NORTHWEST NATURAL HOLDING COMPANY

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)

	Year Ended December 31,
In thousands	2025	2024	2023
Operating expenses:
Operations and maintenance	$14,950	$6,603	$5,145
Total operating expenses	14,950	6,603	5,145
Loss from operations	(14,950)	(6,603)	(5,145)
Earnings from investment in subsidiaries, net of tax	160,477	93,074	106,267
Other income (expense), net	176	295	(1,156)
Interest expense, net	47,959	13,004	10,022
Income before income taxes	97,744	73,762	89,944
Income tax benefit	(15,575)	(5,109)	(3,924)
Net income	113,319	78,871	93,868
Other comprehensive income (loss) from subsidiaries, net of tax	2,153	264	(868)
Unrealized (loss) gain on interest rate swap, net of tax	—	(115)	104
Comprehensive income	$115,472	$79,020	$93,104

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	As of December 31,
In thousands	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$29	$484
Receivables from affiliates	4,678	5,765
Other current assets	8,232	3,038
Total current assets	12,939	9,287
Non-current assets:
Investments in subsidiaries	2,300,272	1,718,849
Deferred tax assets	8,845	1,138
Other non-current assets	1,036	396
Total non-current assets	2,310,153	1,720,383
Total assets	$2,323,092	$1,729,670

Liabilities and equity:
Current liabilities:
Short-term debt	$161,999	$33,600
Current maturities of long-term debt	49,976	—
Accounts payable	643	1,073
Payables to affiliates	19,820	22,831
Other current liabilities	10,245	3,071
Total current liabilities	242,683	60,575
Long-term debt	605,333	283,724
Commitments and contingencies (see Note 16 and Note 17)

Total equity	1,475,076	1,385,371
Total liabilities and equity	$2,323,092	$1,729,670

See Notes to Condensed Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	Year Ended December 31,
In thousands	2025	2024	2023
Operating activities:
Net income	$113,319	$78,871	$93,868
Adjustments to reconcile net income to cash used in operations:
Equity in earnings of subsidiaries, net of tax	(160,477)	(93,074)	(106,267)
Cash dividends received from subsidiaries	86,525	72,773	92,375
Deferred income taxes	(7,707)	(584)	(31)
Other	900	284	164
Changes in assets and liabilities:
Receivables from affiliates	1,488	11,260	(5,629)
Income and other taxes	(5,659)	420	(491)
Accounts payable	(2,996)	3,362	6,314
Interest accrued	7,106	2,640	103
Other, net	25	(302)	(380)
Cash provided by operating activities	32,524	75,650	80,026
Investing activities:
Acquisitions, net of cash acquired	(271,053)	—	—
Contributions to subsidiaries	(268,318)	(241,834)	(76,310)
Return of capital from subsidiaries	33,650	—	3,350
Cash used in investing activities	(505,721)	(241,834)	(72,960)
Financing activities:
Proceeds from common stock issued, net	47,418	90,374	66,495
Long-term debt issued	375,000	285,000	—
Long-term debt retired	—	(100,000)	—
Changes in other short-term debt, net	128,399	(39,400)	(15,000)
Cash dividend payments on common stock	(77,309)	(72,852)	(67,340)
Capital contributions	—	—	—
Other	(766)	2,535	2,510
Cash provided by (used in) financing activities	472,742	165,657	(13,335)
(Decrease) increase in cash and cash equivalents	(455)	(527)	(6,269)
Cash, cash equivalents and restricted cash, beginning of period	484	1,011	7,280
Cash, cash equivalents and restricted cash, end of period	$29	$484	$1,011
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

Equity earnings of subsidiaries including earnings from NW Natural were $160.5 million, $93.1 million, and $106.3 million for the years ended December 31, 2025, 2024, and 2023 respectively.

There was $120.2 million, $72.8 million and $95.7 million of cash paid to NW Holdings from wholly-owned subsidiaries for the years ended December 31, 2025, 2024 and 2023, respectively.

2. DEBT

For information concerning NW Holdings' debt obligations, see Note 9 to the consolidated financial statements included in Item 8 of this report.

3. GUARANTEES

For information concerning NW Holdings' guarantees, see Note 9 and Note 16 to the consolidated financial statements included in Item 8 of this report.

NORTHWEST NATURAL HOLDING COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2025
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,474	$3,507	$—	$2,913	$4,068
2024
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,455	$2,437	$(154)	$2,264	$3,474
2023
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,296	$2,869	$263	$2,973	$3,455

NORTHWEST NATURAL GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions		Deductions
In thousands (year ended December 31)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Net write-offs	Balance at end of period
2025
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$2,788	$2,313	$—	$2,053	$3,048
2024
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,228	$1,785	$(154)	$2,071	$2,788
2023
Reserves deducted in balance sheet from assets to which they apply:
Allowance for uncollectible accounts	$3,079	$2,859	$263	$2,973	$3,228

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural, except as noted below.

Management has excluded SiEnergy Operating, LLC (SiEnergy) from its assessment of internal control over financial reporting as of December 31, 2025 as it was acquired by the Company in a purchase business combination during 2025. Total assets and total net sales of SiEnergy excluded from management's assessment of internal control over financial reporting represent approximately 9.6% and 5.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. This exclusion is in accordance with the guidelines established by the Securities and Exchange Commission.

The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 9A.

ITEM 9B. OTHER INFORMATION

Director Retirement
The following disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 5.02(b) of Form 8-K:

On February 25, 2026, Karen Lee notified NW Holdings that she intends to retire from the Board at the end of her current term, which expires following the 2026 Annual Shareholders Meeting scheduled for May 28, 2026. She will additionally retire from the Board of NW Natural at such time.

Ms. Lee has served as a director since 2021. She currently serves as a member of the Finance and Public Affairs and Environmental Policy Committees.

In connection with Ms. Lee’s notice and in accordance with NW Holdings’ Amended and Restated Articles of Incorporation, the Board approved a resolution reducing the number of directors comprising NW Holdings’ Board from 11 to 10 members, effective as of the expiration of Ms. Lee’s term.

Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The "Information Concerning Nominees and Directors", "Corporate Governance" and "Delinquent Section 16(a) Reports" contained in NW Holdings' definitive Proxy Statement for the 2026 Annual Meeting of Shareholders is hereby incorporated by reference. The following are officers of NW Natural, unless indicated otherwise.

EXECUTIVE OFFICERS
Name	Age at Dec. 31, 2025	Positions held during last five years(1)
Justin B. Palfreyman*	47	President and Chief Executive Officer, NW Holdings (2025- ); Chief Executive Officer, NW Natural (2025- ); President, NW Natural (2023-2025); Senior Vice President, Strategy and Business Development, NW Natural (2023); Vice President, Strategy and Business Development (2017-2023); President, NW Natural RNG Holding Company, LLC (2021-2025); President, NW Natural Water Company, LLC (2018-2024); Vice President, Business Development (2016-2017); Director, Power, Energy and Infrastructure Group, Lazard, Freres & Co. (2009-2016).
Megan H. Berge*	45
Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary(2) (2026- ); Deputy General Counsel and Corporate Secretary, NW Holdings (2025-2026); Vice President, General Counsel and Corporate Secretary, NW Natural (2025-2026); Attorney, Baker Botts, L.L.P. (2006-2025).

Brian Fellon	50	Vice President, Chief Information Officer and Chief Information Security Officer (2024- ); Director of Information Technology, Puget Sound Energy (2016-2024).
Joseph S. Karney	47	Vice President, Engineering and Utility Operations (2023- ); Senior Director, Utility Operations (2021-2023); Senior Engineering Director (2019-2021); Engineering Director (2017-2019); Compliance Senior Manager (2015-2017).
Raymond J. Kaszuba III*	46
Senior Vice President and Chief Financial Officer(2) (2024- ); Interim President, Amerigas, a subsidiary of UGI Corporation (2023-2024); Vice President and Chief Financial Officer, Amerigas, a subsidiary of UGI Corporation (2022-2023); Vice President and Treasurer, UGI Corporation (2020-2022); Senior Vice President, Finance and Treasurer, Enviva (2018-2020); Vice President and Treasurer, Enviva (2015-2018).

Zachary D. Kravitz	42	Vice President, Regulatory Affairs and Resource Planning (2025- ); Vice President, Rates and Regulatory (2022-2025); Senior Director, Rates and Regulatory (2021-2022); Director, Rates and Regulatory (2018-2021); Regulatory Attorney (2014-2018).
Kyra Patterson	52	Vice President and Chief People Officer (2025- ); Senior Vice President and Chief Human Resources Officer, AVANGRID, Inc. (2021-2024); Vice President, People Operations, AVANGRID, Inc. (2020-2021); Vice President, Human Resources—Networks, AVANGRID, Inc. (2018-2020); Human Resources Director, AVANGRID, Inc. (2017-2018).
Melinda B. Rogers	60	Vice President, Chief Human Resources and Diversity Officer (2018- ); Senior Director of Human Resources (2018); Senior Manager, Organizational Effectiveness and Talent Acquisition (2015-2017); Senior Associate, Point B (2014-2015); Director, Executive Development Center, Willamette University (2011-2014).
Kimberly Heiting Rush	56	President, NW Natural (2025- ); Senior Vice President and Chief Operating Officer (2023-2025); Senior Vice President, Operations and Chief Marketing Officer (2018-2023); Senior Vice President, Communications and Chief Marketing Officer (2018); Vice President, Communications and Chief Marketing Officer (2014-2018); Chief Marketing and Communications Officer (2013-2014); Chief Corporate Communications Officer (2011-2013).
MardiLyn Saathoff*	69
Chief Legal Officer and SVP Regulation(2) (2026- ); General Counsel, Chief Compliance Officer and SVP Regulation, NW Holdings (2025-2026); Chief Legal Officer, Chief Compliance Officer and SVP Regulation, NW Natural (2025-2026); Senior Vice President, Regulation and General Counsel(2)(3) (2016-2025); Senior Vice President and General Counsel (2015-2016); Vice President, Legal, Risk and Compliance (2013-2014); Deputy General Counsel (2010-2013); Chief Governance Officer and Corporate Secretary (2008-2014).

David A. Weber	66	Vice President, Gas Supply and Utility Support Services (2019- ); President and Chief Executive Officer, NW Natural Gas Storage, LLC (2011- ); President, KB Pipeline Company (2018- ); Director, NWN Gas Reserves LLC (2018-2025); President and Chief Executive Officer, Gill Ranch Storage, LLC (2011-2020).
Kathryn M. Williams	50	Vice President, Chief Public Affairs and Sustainability Officer (2023- ); Vice President, Public Affairs and Sustainability (2020-2023); Vice President, Public Affairs (2019-2020); Government and Community Affairs Director (2018-2019); State Affairs Manager, Port of Portland (2015-2018); Business and Rail Relations Manager, Port of Portland (2007-2015).
Brody J. Wilson*	46
Vice President, Chief Accounting Officer, and Treasurer(2) (2017- ); Controller (2013-2023; 2024-); Chief Financial Officer (Interim) (2023-2024), Chief Financial Officer (Interim), Treasurer (Interim), and Chief Accounting Officer (2016-2017); Chief Accounting Officer, Controller and Assistant Treasurer (2016); Acting Controller (2013); Accounting Director (2012-2013).

DIRECTOR (NORTHWEST NATURAL GAS COMPANY ONLY)**
Name	Age at Dec. 31, 2025	Positions held during last five years(1)
David Drinkward**	46
President and Chief Executive Officer, Hoffman Construction Company (2018- ); Executive Vice President, Hoffman Construction Company (2017-2018), Vice President, Hoffman Construction Company (2015-2017); Business Systems Manager, Hoffman Construction Company (2010-2015); Legal Counsel, Hoffman Construction Company (2007-2010).

Mr. Drinkward’s progressive leadership at Hoffman Construction Company, culminating in service as President and Chief Executive Officer, enables him to provide insight and guidance to NW Natural in the areas of strategic planning, risk management, finance, safety and operations.

* Executive Officer of Northwest Natural Holding Company and Northwest Natural Gas Company.
** Director of Northwest Natural Gas Company only. All other directors of Northwest Natural Gas Company are also directors of Northwest Natural Holding Company, and information regarding all directors concurrently serving on the Board of Directors of Northwest Natural Holding Company and Northwest Natural Gas Company will be incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders.
(1)    Unless otherwise specified, all positions held at Northwest Natural Gas Company.
(2)    Position held at Northwest Natural Holding Company and Northwest Natural Gas Company.
(3)    In 2020, Ms. Saathoff’s title at Northwest Natural Holding Company changed from Senior Vice President and General Counsel to Senior Vice President, Regulation and General Counsel.

Each executive officer serves successive annual terms and thereafter until their successors have been duly elected or until their resignation or removal in accordance with the NW Holdings or NW Natural Bylaws, as applicable. There are no family relationships among our executive officers, directors or any person chosen to become one of our officers or directors. NW Holdings and NW Natural have adopted a Code of Ethics (Code) applicable to all employees, officers, and directors that is available on our website at www.nwnaturalholdings.com. We intend to disclose on our website at www.nwnaturalholdings.com any amendments to the Code or waivers of the Code for executive officers and directors. In addition, we have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of NW Holdings’ securities that apply to all of our directors, officers, employees and the Company, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our policy is filed as Exhibit 19 to this report.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation", "Report of the Organization and Executive Compensation Committee", and "Compensation Committee Interlocks and Insider Participation" contained in NW Holdings' definitive Proxy Statement for the 2026 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of December 31, 2025 is reflected in Part III, Item 10, above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 12, 2026, NW Holdings owned 100% of the outstanding common stock of NW Natural.

The following table sets forth information regarding compensation plans under which equity securities of NW Holdings are authorized for issuance as of December 31, 2025 (see Note 8 to the Consolidated Financial Statements):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Long Term Incentive Plan (LTIP) (1)(2)	312,140	n/a	1,117,110
Employee Stock Purchase Plan	38,137	$39.73	183,440
Equity compensation plans not approved by security holders:
Executive Deferred Compensation Plan (EDCP)(3)	589	n/a	n/a
Directors Deferred Compensation Plan (DDCP)(3)	24,883	n/a	n/a
Deferred Compensation Plan for Directors and Executives (DCP)(4)	239,471	n/a	n/a
Total	615,220		1,300,550

(1)Awards may be granted under the LTIP as Performance Share Awards, Restricted Stock Units, or stock options. Shares issued pursuant to Performance Share Awards and Restricted Stock Units under the LTIP do not include an exercise price, but are payable when the award criteria are satisfied. The number of shares shown in column (a) include 138,536 Restricted Stock Units and 173,604 Performance Share Awards, reflecting the number of shares to be issued as performance share awards under outstanding Performance Share Awards if target performance levels are achieved. If the maximum awards were paid pursuant to the Performance Share Awards outstanding at December 31, 2025, the number of shares shown in column (a) would increase by 173,604 shares, reflecting the maximum share award of 200% of target, and the number of shares shown in column (c) would decrease by the same amount of shares. No stock options or other types of award have been issued under the LTIP.
(2)The number of shares shown in column (c) includes shares that are available for future issuance under the LTIP as Restricted Stock Units or Performance Share Awards at December 31, 2025.
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
(4)Effective January 1, 2005, the EDCP and DDCP were closed to new participants and replaced with the DCP. The DCP continues the basic provisions of the EDCP and DDCP under which deferred amounts are credited to either a “cash account” or a “stock account.” Stock accounts represent a right to receive shares of NW Holdings common stock on a deferred basis, and such accounts are credited with additional shares based on the deemed reinvestment of dividends. Effective January 1, 2007, cash accounts are credited quarterly with interest at a rate equal to Moody’s Average Corporate Bond Yield. Our obligation to pay deferred compensation in accordance with the terms of the DCP will generally become due on a predetermined date during a participant's service if elected by such participant or on retirement, death, or other termination of service, and will be paid in a lump sum or in installments of five, 10, or 15 years as elected by the participant in accordance with the terms of the DCP. Amounts credited to stock accounts are payable solely in shares of common stock and cash for fractional shares, and amounts in the above table represent the aggregate number of shares credited to participants' stock accounts. We have contributed common stock to the trustee of the Supplemental Trust such that this trust holds approximately the number of common shares equal to the number of shares credited to all participants' stock accounts. Historically, we have satisfied NW Holdings' stock contributions to the Supplemental Trust through purchases of NW Holdings stock in the open market. In 2023, the board of directors of NW Holdings authorized the original issuance of NW Holdings shares to the Supplemental Trust in satisfaction of such contributions. As of December 31, 2025, 334,329 shares remained available for issuance under current authorizations. The right of each participant in the DCP is that of a general, unsecured creditor of NW Natural.

The information captioned “Beneficial Ownership of Common Stock by Directors and Executive Officers” and "Security Ownership of Common Stock of Certain Beneficial Owners" contained in NW Holdings' definitive Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned "Transactions with Related Persons" and "Corporate Governance" in NW Holdings' definitive Proxy Statement for the 2026 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

NW Holdings
The information captioned "2025 and 2024 Audit Firm Fees" in NW Holdings’ definitive Proxy Statement for the 2026 Annual Meeting of Shareholders is hereby incorporated by reference.

NW Natural
The following table shows the fees and expenses of NW Natural, paid or accrued for the audits of the consolidated financial statements and other services provided by NW Natural's independent registered public accounting firm, PricewaterhouseCoopers LLP, for fiscal years 2025 and 2024:

In thousands	2025	2024
Audit Fees	$1,656	$1,548
Audit-Related Fees	16	37
Tax Fees	21	22
All Other Fees	152	27
Total	$1,845	$1,634

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

AUDIT-RELATED FEES. This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and internal control over financial reporting, including fees and expenses related to consultations for financial accounting and reporting, and fees for EPA assurance letters.

TAX FEES. This category includes fees for tax compliance, and review services rendered for NW Natural's income tax returns.

ALL OTHER FEES. This category relates to services other than those described above. The amount reflects payments for non-audit fees and services for SEC and California climate rules assessments and accounting research tools in each of 2025 and 2024.

PRE-APPROVAL POLICY FOR AUDIT AND NON-AUDIT SERVICES. The Audit Committee of NW Natural approved or ratified 100 percent of 2025 and 2024 services for audit, audit-related, tax services and all other fees, including audit services relating to compliance with Section 404 of the Sarbanes-Oxley Act. The chair of the Audit Committee of NW Natural is authorized to pre-approve non-audit services between meetings of the Audit Committee and must report such approvals at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

1.A list of all Financial Statements and Supplemental Schedules is incorporated by reference to Item 8.

2.List of Exhibits filed:

Reference is made to the Exhibit Index commencing on page 156.
ITEM 16. FORM 10-K SUMMARY

None.

NORTHWEST NATURAL HOLDING COMPANY
NORTHWEST NATURAL GAS COMPANY
 Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2025

Exhibit Number                                                        Document

*3a.	Amended and Restated Articles of Incorporation of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*3b.	Amended and Restated Articles of Incorporation of Northwest Natural Gas Company (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2020, File No. 1-15973).

*3c.	Amended and Restated Bylaws of Northwest Natural Holding Company (incorporated by reference to Exhibit 3.1 to the Form 8-K dated July 25, 2025, File No. 1-38681).

*3d.	Amended and Restated Bylaws of Northwest Natural Gas Company (incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2025, File No. 1-15973).

*4a.	Copy of Mortgage and Deed of Trust of Northwest Natural Gas Company, dated as of July 1, 1946 (Mortgage and Deed of Trust), to Bankers Trust (to whom Deutsche Bank Trust Company Americas is the successor), Trustee (incorporated by reference to Exhibit 7(j) in File No. 2-6494); and copies of Supplemental Indentures Nos. 1 through 14 to the Mortgage and Deed of Trust, dated respectively, as of June 1, 1949, March 1, 1954, April 1, 1956, February 1, 1959, July 1, 1961, January 1, 1964, March 1, 1966, December 1, 1969, April 1, 1971, January 1, 1975, December 1, 1975, July 1, 1981, June 1, 1985 and November 1, 1985 (incorporated by reference to Exhibit 4(d) in File No. 33-1929); Supplemental Indenture No. 15 to the Mortgage and Deed of Trust, dated as of July 1, 1986 (filed as Exhibit 4(c) in File No. 33-24168); Supplemental Indentures Nos. 16, 17 and 18 to the Mortgage and Deed of Trust, dated, respectively, as of November 1, 1988, October 1, 1989 and July 1, 1990 (incorporated by reference to Exhibit 4(c) in File No. 33-40482); Supplemental Indenture No. 19 to the Mortgage and Deed of Trust, dated as of June 1, 1991 (incorporated by reference to Exhibit 4(c) in File No. 33-64014).

*4b.	Supplemental Indenture No. 20 to the Mortgage and Deed of Trust, dated as of June 1, 1993 (incorporated by reference to Exhibit 4a.(1) to Form 10-K for year ended December 31, 1993, File No. 0-00994).

*4c.	Supplemental Indenture No. 21 to the Mortgage and Deed of Trust, dated as of October 15, 2012 (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 26, 2012, File No. 1-15973).

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

*4i.
Supplemental Indenture No. 27 to the Mortgage and Deed of Trust, dated as of July 1, 2024 (incorporated by reference to Exhibit 4 to the Form 10-Q for the quarter ended June 30, 2024, File No. 1-15973).

*4j.
Twenty-eighth Supplemental Indenture to the Mortgage and Deed of Trust, providing for, among other things, First Mortgage Bonds, 5.13% Series due 2036 and 5.90% Series due 2055, dated as of December 1, 2025, by and between Northwest Natural Gas Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 16, 2025, File No. 1-15973).

*4k.	Copy of Indenture, dated as of June 1, 1991, between Northwest Natural Gas Company and Bankers Trust Company (to whom Deutsche Bank Trust Company Americas is successor), Trustee, relating to Northwest Natural Gas Company's Unsecured Debt Securities (incorporated by reference to Exhibit 4(e) in File No. 33-64014).

*4l.	Indenture (For Unsecured Subordinated Debt Securities) dated as of March 1, 2025 (incorporated by reference to Exhibit 4(a) to the Form 8-K filed March 18, 2025, File No. 1-38681).

*4m
Officer’s Certificate dated as of March 12, 2025, establishing the terms of the Junior Subordinated Debentures Supplemental to the Indenture (incorporated by reference Exhibit 4(b) to the Form 8-K filed March 18, 2025.

*4n.
Description of Northwest Natural Holding Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4(c) to the Form 8-K filed March 18, 2025, File No. 1-38681).

*4o.
Note Purchase Agreement dated December 14, 2023, between Northwest Natural Holding Company and the institutional investors named as purchasers therein (incorporated by reference to Exhibit 4q to Form 10-K for the year ended December 31, 2023).

*4p.
Note Purchase Agreement dated December 19, 2024, between Northwest Natural Holding Company and the institutional investors named as purchasers therein (incorporated by reference to Exhibit 4s to Form 10-K for the year ended December 31, 2024).

*10a.
Credit Agreement, dated as of June 10, 2021, among NW Natural Water Company, LLC, Northwest Natural Holding Company, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed June 14, 2021, File No. 1-38681).

*10b.
Uncommitted Letter of Credit and Reimbursement Agreement dated January 5, 2024, among Northwest Natural Gas Company, the lenders party thereto, and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent (incorporated by reference to Exhibit 4r to Form 10-K for the year ended December 31, 2023, File No. 1-15973).

*10c.
Term Loan Credit Agreement, dated as of January 6, 2025 among Northwest Natural Holding Company, the lenders party thereto, with U.S. Bank National Association, as administrative agent and sole bookrunner and lead arranger (incorporated by reference to Exhibit 4t to Form 10-K for the year ended December 31, 2024, File No. 1-38681)

*10d.
Amendment No. 1 to Term Loan Agreement, dated as of November 3, 2025, among Northwest Natural Holding Company, the lenders party thereto, with U.S. Bank National Association, as administrative agent and sole bookrunner and lead arranger (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2025, File No. 1-38681).

*10e.
Amended and Restated Credit Agreement, dated as of November 3, 2025, among Northwest Natural Holding Company and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2025, File No. 1-38681).

*10f.
Amended and Restated Credit Agreement, dated as of November 3, 2025, among Northwest Natural Gas Company and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2025, File No. 1-15973).

*10g.
Credit Agreement, dated as of November 3, 2025, among SiEnergy Holding, LLC and the lenders party thereto, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as co-syndication agents (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2025, File No. 1-38681).

19	Northwest Natural Holding Company Inside Information and Trading Policies and Procedures.

21	Subsidiaries of Northwest Natural Holding Company.

23a.	Consent of PricewaterhouseCoopers LLP - NW Holdings.

23b.	Consent of PricewaterhouseCoopers LLP - NW Natural.

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97
Northwest Natural Holding Company Compensation Recovery Policy, effective as of December 1, 2023 (incorporated by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023, File No. 1-38681).

101	The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

Executive Compensation Plans and Arrangements:

*10h.	Executive Supplemental Retirement Income Plan, 2018 Restatement (incorporated herein by reference to Exhibit 10.6 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*10i.
Supplemental Executive Retirement Plan of Northwest Natural Gas Company, 2018 Restatement, as amended July 25, 2019 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2019, File No. 1-15973).

*10j.
Northwest Natural Gas Company Supplemental Trust, effective January 1, 2005, restated as of October 1, 2018 (incorporated by reference to Exhibit 10.9 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*10k.
Northwest Natural Gas Company Umbrella Trust for Directors, effective January 1, 1991, restated as of October 1, 2018 (incorporated by reference to Exhibit 10.11 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*10l.
Northwest Natural Gas Company Umbrella Trust for Executives, effective January 1, 1988, restated as of October 1, 2018 (incorporated by reference to Exhibit 10.10 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*10m.
Executive Deferred Compensation Plan, effective as of January 1, 1987, restated as of October 1, 2018 (incorporated by reference to Exhibit 10.4 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*10n.	Directors Deferred Compensation Plan, effective June 1, 1981, restated as of October 1, 2018 (incorporated by reference to Exhibit 10.5 to the Form 8-K dated October 1, 2018, File No. 1-38681).

*10o.
Deferred Compensation Plan for Directors and Executives, effective January 1, 2005, restated as of August 1, 2025 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2025, File No. 1-38681).

*10p.
Form of Indemnity Agreement as entered into between Northwest Natural Gas Company and each director and certain executive officers (incorporated by reference to Exhibit 10.1 to Form 10-Q the quarter ended September 30, 2023, File No. 1-15973).

*10q.
Form of Indemnity Agreement as entered into between Northwest Natural Holding Company and each director and certain executive officers (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2023, File No. 1-38681).

*10r.	Executive Annual Incentive Plan, effective February 22, 2024 (incorporated by reference to Exhibit 10m to Form 10-K for the fiscal year ended December 31, 2023, File No. 1-15973).

*10s.	2025 Executive Annual Incentive Plan, effective January 1, 2025 (incorporated by reference to Exhibit 10m to Form 10-K for the fiscal year ended December 31, 2024, File No. 1-15973).

10t.	2026 Executive Annual Incentive Plan, effective January 1, 2026.

*10u.
Form of Change in Control Severance Agreement between Northwest Natural Gas Company and David Anderson, as amended and restated as of February 23, 2023 (incorporated by reference to Exhibit 10o to Form 10-K for 2022, File No. 1-15973).

*10v.
Form of Change in Control Severance Agreement between Northwest Natural Gas Company and Justin B. Palfreyman, as amended and restated as of February 27, 2025 (incorporated by reference to Exhibit 10o to Form 10-K for 2024, File No. 1-15973).

*10w.
Form of Change in Control Severance Agreement between Northwest Natural Gas Company and each executive officer (other than David Anderson and Justin Palfreyman), as amended and restated as of February 23, 2023 (incorporated by reference to Exhibit 10p to Form 10-K for 2022, File No. 1-15973).

*10x.
Northwest Natural Holding Company Long Term Incentive Plan, as amended and restated as of October 1, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 1, 2018, File No. 1-38681).

*10y.	Northwest Natural Holding Company Long Term Incentive Plan, as amended and restated as of February 23, 2023 (incorporated by reference to Exhibit 10s to Form 10-K for 2022, File No. 1-38681).

*10z.	Northwest Natural Holding Company Long Term Incentive Plan, as amended and restated as of February 22, 2024 (incorporated by reference to Exhibit 10s to Form 10-K for 2023, File No. 1-38681).

*10aa.	Northwest Natural Holding Company Long Term Incentive Plan, as amended and restated as of May 22, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 27, 2025, File No. 1-38681).

*10bb.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2023-2025) (incorporated by reference to Exhibit 10x to Form 10-K for 2022, File No. 1-38681).

*10cc.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2024-2026) (incorporated by reference to Exhibit 10x to the Form 10-K for 2023, File No. 1-38681).

*10dd.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2025-2027) (incorporated by reference to Exhibit 10x to the Form 10-K for 2024, File No. 1-38681).

10ee.	Form of Performance Share Long Term Incentive Agreement under Long Term Incentive Plan (2026-2028).

*10ff.
Form of Consent dated December 14, 2006 entered into by each executive officer with respect to amendments to the Executive Supplemental Retirement Income Plan, the Supplemental Executive Retirement Plan and certain change in control severance agreements (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 19, 2006, File No. 1-15973).

*10gg.
Consent to Amendment of Deferred Compensation Plan for Directors and Executives, dated February 28, 2008 entered into by each executive officer (incorporated by reference to Exhibit 10bb to Form 10-K for 2007, File No. 1-15973).

10hh.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2026)

*10ii.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2025) (incorporated by reference to Exhibit 10aa to the Form 10-K for 2024, File No. 1-38681).

*10jj.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2024) (incorporated by reference to Exhibit 10bb to Form 10-K for 2023, File No. 1-38681).

*10kk.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2023) (incorporated by reference to Exhibit 10bb to Form 10-K for 2022, File No. 1-38681).

*10ll.	Form of Restricted Stock Unit Award Agreement under Long Term Incentive Plan (2022) (incorporated by reference to Exhibit 10z to Form 10-K for 2021, File No. 1-38681).

*10mm.	Form of Amendment of Award Agreements, dated February 22, 2024, entered into by each executive officer (incorporated by reference to Exhibit 10gg to Form 10-K for 2023, File No. File No. 1-38681).

*10nn.
Special Restricted Stock Unit Award Agreement between Northwest Natural Holding Company and an executive officer, dated September 1, 2024 (incorporated by reference to Exhibit 10b to the Form 10-Q for the quarter ended September 30, 2024, File No. 1-38681).

*10oo.	Special Restricted Stock Unit Award Agreement between Northwest Natural Holding Company and an executive officer, dated March 1, 2025.

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

NORTHWEST NATURAL HOLDING COMPANY

By: /s/ Justin B. Palfreyman
Justin B. Palfreyman
Chief Executive Officer
Date: February 27, 2026

NORTHWEST NATURAL GAS COMPANY

By: /s/ Justin B. Palfreyman
Justin B. Palfreyman
Chief Executive Officer
Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signatures of each of the undersigned shall be deemed to relate only to matters having reference to the below named company and its subsidiaries.
NORTHWEST NATURAL HOLDING COMPANY

Signature	Title	Date

/s/ Justin B. Palfreyman	Principal Executive Officer and Director	February 27, 2026
Justin B. Palfreyman Chief Executive Officer

/s/ Raymond Kaszuba III	Principal Financial Officer	February 27, 2026
Raymond Kaszuba III Senior Vice President and Chief Financial Officer

/s/ Brody J. Wilson	Principal Accounting Officer	February 27, 2026
Brody J. Wilson Vice President, Treasurer, Chief Accounting Officer and Controller

/s/ David H. Anderson	Director	)
David H. Anderson		)
)
/s/ Peter J. Bragdon	Director	)
Peter J. Bragdon		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ Karen Lee	Director	)
Karen Lee		)
)
/s/ Mary E. Ludford	Director	)
Mary E. Ludford		)
)
/s/ Sandra McDonough	Director	February 27, 2026
Sandra McDonough		)
)
/s/ Nathan I. Partain	Director	)
Nathan I. Partain		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)

NORTHWEST NATURAL GAS COMPANY

Signature	Title	Date

/s/ Justin B. Palfreyman	Principal Executive Officer and Director	February 27, 2026
Justin B. Palfreyman Chief Executive Officer

/s/ Raymond Kaszuba III	Principal Financial Officer	February 27, 2026
Raymond Kaszuba III Senior Vice President and Chief Financial Officer

/s/ Brody J. Wilson	Principal Accounting Officer	February 27, 2026
Brody J. Wilson Vice President, Treasurer, Chief Accounting Officer and Controller

/s/ David H. Anderson	Director	)
David H. Anderson		)
)
/s/ Peter J. Bragdon	Director	)
Peter J. Bragdon		)
)
/s/ David Drinkward	Director	)
David Drinkward		)
)
/s/ Monica Enand	Director	)
Monica Enand		)
)
/s/ Karen Lee	Director	)
Karen Lee		)
)
/s/ Mary E. Ludford	Director	)
Mary E. Ludford		)
)
/s/ Sandra McDonough	Director	February 27, 2026
Sandra McDonough		)
)
/s/ Nathan I. Partain	Director	)
Nathan I. Partain		)
)
/s/ Jane L. Peverett	Director	)
Jane L. Peverett		)
)
/s/ Malia H. Wasson	Director	)
Malia H. Wasson		)
)
/s/ Charles A. Wilhoite	Director	)
Charles A. Wilhoite		)