Form 10-Q
period 2026-03-31
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2026-05-06
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
At April 28, 2026, 42,080,352 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended March 31, 2026

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are discussed in NW Holdings' and NW Natural's 2025 Annual Report on Form 10-K, Part I, Item 1A “Risk Factors” and Part II, Item 7 and Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, respectively, and Part I of this report, Items 2 and 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, respectively.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2026	2025

Operating revenues	$490,403	$494,284

Operating expenses:
Cost of gas	158,149	172,991
Operations and maintenance	83,109	83,683
Environmental remediation	6,325	6,253
General taxes	16,343	15,771
Revenue taxes	18,100	19,405
Depreciation	44,134	40,500
Other operating expenses	1,375	1,327
Total operating expenses	327,535	339,930
Income from operations	162,868	154,354
Other income (expense), net	512	(2,516)
Interest expense, net	33,352	29,395
Income before income taxes	130,028	122,443
Income tax expense	32,539	34,527
Net income	97,489	87,916
Other comprehensive income (loss):
Amortization of non-qualified employee benefit plan liability, net of taxes $33 and $25 for the three months ended March 31, 2026 and 2025, respectively	91	175
Unrealized gain (loss) on interest rate swaps, net of taxes $(6) and $47 for the three months ended March 31, 2026 and 2025, respectively	30	(130)
Comprehensive income	$97,610	$87,961
Average common shares outstanding:
Basic	41,708	40,244
Diluted	41,816	40,304
Earnings per share of common stock:
Basic	$2.34	$2.18
Diluted	2.33	2.18

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2026	2025	2025

Assets:
Current assets:
Cash and cash equivalents	$34,945	$100,050	$36,673
Accounts receivable	150,545	154,746	121,875
Accrued unbilled revenue	61,236	59,936	97,238
Allowance for uncollectible accounts	(4,510)	(4,427)	(4,068)
Regulatory assets	146,545	88,623	143,745
Derivative instruments	2,719	4,363	3,922
Inventories	134,745	90,334	127,697
Other current assets	57,895	46,275	75,850
Total current assets	584,120	539,900	602,932
Non-current assets:
Property, plant, and equipment	5,722,356	5,268,063	5,640,435
Less: Accumulated depreciation	1,300,897	1,266,222	1,288,422
Total property, plant, and equipment, net	4,421,459	4,001,841	4,352,013
Regulatory assets	637,563	371,258	424,194
Derivative instruments	459	864	366
Other investments	69,441	82,663	80,676
Operating lease right of use asset, net	68,113	70,455	68,224
Assets under sales-type leases	120,450	124,623	121,470
Goodwill	371,257	354,534	370,815
Other non-current assets	146,105	160,754	146,351
Total non-current assets	5,834,847	5,166,992	5,564,109
Total assets	$6,418,967	$5,706,892	$6,167,041

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands, except share information	2026	2025	2025

Liabilities and equity:
Current liabilities:
Short-term debt	$171,276	$81,100	$171,989
Current maturities of long-term debt	160,669	36,838	160,627
Accounts payable	124,844	132,814	175,566
Taxes accrued	17,197	24,115	18,123
Interest accrued	22,036	16,297	26,121
Regulatory liabilities	113,914	111,050	137,974
Derivative instruments	42,097	26,122	63,631
Operating lease liabilities	3,270	2,662	3,228
Other current liabilities	75,225	82,958	79,186
Total current liabilities	730,528	513,956	836,445
Long-term debt	2,272,444	2,193,071	2,272,202
Deferred credits and other non-current liabilities:
Deferred tax liabilities	467,134	424,338	437,467
Regulatory liabilities	762,429	730,084	758,407
Pension and other postretirement benefit liabilities	108,929	127,853	112,139
Derivative instruments	17,318	8,224	14,039
Operating lease liabilities	74,918	77,226	74,986
Other non-current liabilities	408,366	175,922	186,280
Total deferred credits and other non-current liabilities	1,839,094	1,543,647	1,583,318
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 42,080,010, 40,308,777, and 41,563,577 at March 31, 2026 and 2025, and December 31, 2025, respectively	1,069,314	992,278	1,044,000
Retained earnings	512,213	470,795	435,823
Accumulated other comprehensive loss	(4,626)	(6,855)	(4,747)
Total equity	1,576,901	1,456,218	1,475,076
Total liabilities and equity	$6,418,967	$5,706,892	$6,167,041

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except per share amounts	Three Months Ended March 31,
	2026	2025
Total shareholders' equity, beginning balances	$1,475,076	$1,385,371

Common stock:
Beginning balances	1,044,000	989,346
Stock-based compensation	3,907	1,931
Shares issued pursuant to equity based plans, net of shares withheld for taxes	(760)	(16)
Issuance of common stock, net of issuance costs	22,167	1,017
Ending balances	1,069,314	992,278

Retained earnings:
Beginning balances	435,823	402,925
Net income	97,489	87,916
Dividends on common stock	(21,099)	(20,046)
Ending balances	512,213	470,795

Accumulated other comprehensive income (loss):
Beginning balances	(4,747)	(6,900)
Other comprehensive income	121	45
Ending balances	(4,626)	(6,855)

Total shareholders' equity, ending balances	$1,576,901	$1,456,218

Dividends per share of common stock	$0.4925	$0.4900

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2026	2025
Operating activities:
Net income	$97,489	$87,916
Adjustments to reconcile net income to cash provided by operations:
Depreciation	44,134	40,500
Amortization	6,131	5,583
Deferred income taxes	24,998	23,997
Qualified defined benefit pension plan expense	2,307	2,719
Contributions to qualified defined benefit pension plans	(2,900)	(2,610)
Deferred environmental expenditures, net	(6,079)	(6,991)
Environmental remediation expense	6,325	6,253
Asset optimization revenue sharing bill credits	(23,156)	(15,549)
Other	4,207	3,016
Changes in assets and liabilities:
Receivables, net	21,656	15,509
Inventories	(7,598)	18,279
Income and other taxes	13,408	18,084
Accounts payable	(31,219)	4,187
Deferred gas costs	(29,651)	(16,959)
Asset optimization revenue sharing	4,297	4,357
Decoupling mechanism	(15,803)	(1,422)
Cloud-based software	(2,490)	(2,195)
Regulatory accounts	13,208	2,155
Other, net	(3,137)	(7,219)
Cash provided by operating activities	116,127	179,610
Investing activities:
Capital expenditures	(113,656)	(102,184)
Acquisitions, net of cash acquired	—	(270,492)
Purchase of equity method investment	(1,000)	(1,000)
Other	(1,397)	(1,299)
Cash used by investing activities	(116,053)	(374,975)
Financing activities:
Proceeds from common stock issued, net	22,264	961
Long-term debt issued	—	375,000
Long-term debt retired	(121)	(1,511)
Changes in other short-term debt, net	(713)	(94,010)
Cash dividend payments on common stock	(19,775)	(19,104)
Payment of financing fees	(54)	(4,307)
Shares withheld for tax purposes	(1,988)	(1,536)
Other	(392)	(1,125)
Cash (used in) provided by financing activities	(779)	254,368
(Decrease) increase in cash, cash equivalents and restricted cash	(705)	59,003
Cash, cash equivalents and restricted cash, beginning of period	41,077	47,982
Cash, cash equivalents and restricted cash, end of period	$40,372	$106,985

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$36,443	$30,109
Income taxes paid, net of refunds	1,400	750
See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
In thousands	2026	2025

Operating revenues	$433,896	$448,813

Operating expenses:
Cost of gas	140,144	159,436
Operations and maintenance	70,530	67,766
Environmental remediation	6,325	6,253
General taxes	16,037	14,979
Revenue taxes	17,037	18,565
Depreciation	39,444	36,036
Other operating expenses	693	746
Total operating expenses	290,210	303,781
Income from operations	143,686	145,032
Other expense, net	(104)	(2,749)
Interest expense, net	17,678	15,580
Income before income taxes	125,904	126,703
Income tax expense	32,155	35,664
Net income	93,749	91,039
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes of $33 and $25 for the three months ended March 31, 2026 and 2025, respectively	91	175
Comprehensive income	$93,840	$91,214

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2026	2025	2025

Assets:
Current assets:
Cash and cash equivalents	$24,274	$81,767	$29,347
Accounts receivable	128,410	135,432	102,165
Accrued unbilled revenue	55,023	55,961	86,600
Receivables from affiliates	4,350	2,789	997
Allowance for uncollectible accounts	(3,285)	(3,533)	(3,048)
Regulatory assets	145,946	88,598	143,135
Derivative instruments	2,719	4,339	3,922
Inventories	126,669	85,641	119,319
Other current assets	50,078	40,698	61,024
Total current assets	534,184	491,692	543,461
Non-current assets:
Property, plant, and equipment	5,046,862	4,780,480	5,000,329
Less: Accumulated depreciation	1,257,950	1,237,907	1,256,289
Total property, plant, and equipment, net	3,788,912	3,542,573	3,744,040
Regulatory assets	632,054	369,628	419,847
Derivative instruments	459	858	366
Other investments	48,821	63,436	61,049
Operating lease right of use asset, net	65,005	67,717	65,650
Assets under sales-type leases	120,450	124,623	121,470
Other non-current assets	93,425	107,141	93,235
Total non-current assets	4,749,126	4,275,976	4,505,657
Total assets	$5,283,310	$4,767,668	$5,049,118

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
In thousands	2026	2025	2025

Liabilities and equity:
Current liabilities:
Short-term debt	$—	$—	$9,990
Current maturities of long-term debt	54,962	29,995	54,948
Accounts payable	96,129	112,502	138,931
Payables to affiliates	17,732	15,706	2,354
Taxes accrued	15,099	15,416	15,682
Interest accrued	14,690	12,050	15,399
Regulatory liabilities	113,728	110,856	137,908
Derivative instruments	42,081	26,122	63,578
Operating lease liabilities	2,457	1,895	2,515
Other current liabilities	71,401	78,936	75,667
Total current liabilities	428,279	403,478	516,972
Long-term debt	1,480,109	1,335,572	1,479,942
Deferred credits and other non-current liabilities:
Deferred tax liabilities	449,691	408,249	426,093
Regulatory liabilities	752,402	729,139	748,846
Pension and other postretirement benefit liabilities	108,929	127,853	112,139
Derivative instruments	17,318	8,224	14,039
Operating lease liabilities	72,580	75,230	73,097
Other non-current liabilities	391,798	163,718	169,746
Total deferred credits and other non-current liabilities	1,792,718	1,512,413	1,543,960
Commitments and contingencies (Note 16)
Equity:
Common stock	854,903	839,903	854,903
Retained earnings	731,915	683,179	658,046
Accumulated other comprehensive loss	(4,614)	(6,877)	(4,705)
Total equity	1,582,204	1,516,205	1,508,244
Total liabilities and equity	$5,283,310	$4,767,668	$5,049,118

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended March 31,
	2026	2025
Total shareholder's equity, beginning balances	$1,508,244	$1,324,050

Common stock:
Beginning balances	854,903	719,903
Capital contributions from parent	—	120,000
Ending balances	854,903	839,903

Retained earnings:
Beginning balances	658,046	611,199
Net income	93,749	91,039
Dividends on common stock	(19,880)	(19,059)
Ending balances	731,915	683,179

Accumulated other comprehensive income (loss):
Beginning balances	(4,705)	(7,052)
Other comprehensive income	91	175
Ending balances	(4,614)	(6,877)

Total shareholder's equity, ending balances	$1,582,204	$1,516,205

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In thousands	2026	2025

Operating activities:
Net income	$93,749	$91,039
Adjustments to reconcile net income to cash provided by operations:
Depreciation	39,444	36,036
Amortization	5,453	5,375
Deferred income taxes	19,022	22,321
Qualified defined benefit pension plan expense	2,307	2,719
Contributions to qualified defined benefit pension plans	(2,900)	(2,610)
Deferred environmental expenditures, net	(6,079)	(6,991)
Environmental remediation expense	6,325	6,253
Asset optimization revenue sharing bill credits	(23,156)	(15,549)
Other	4,398	3,843
Changes in assets and liabilities:
Receivables, net	15,160	17,855
Inventories	(7,900)	19,390
Income and other taxes	19,345	17,516
Accounts payable	(27,708)	(2,484)
Deferred gas costs	(29,651)	(16,959)
Asset optimization revenue sharing	4,297	4,357
Decoupling mechanism	(15,803)	(1,422)
Cloud-based software	(2,760)	(2,194)
Regulatory accounts	13,197	1,878
Other, net	1,594	857
Cash provided by operating activities	108,334	181,230
Investing activities:
Capital expenditures	(79,615)	(83,608)
Other	(909)	(1,145)
Cash used by investing activities	(80,524)	(84,753)
Financing activities:
Cash contributions received from parent	—	120,000
Changes in other short-term debt, net	(9,990)	(136,510)
Cash dividend payments on common stock	(19,880)	(19,059)
Shares withheld for tax purposes	(1,988)	(1,536)
Other	(2)	(123)
Cash used by financing activities	(31,860)	(37,228)
Increase (decrease) in cash, cash equivalents, and restricted cash	(4,050)	59,249
Cash, cash equivalents and restricted cash, beginning of period	33,726	29,428
Cash, cash equivalents and restricted cash, end of period	$29,676	$88,677

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$17,479	$17,386
Income taxes paid, net of refunds	1,400	3,000

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

NW Natural operates as one reportable business segment on a consolidated basis. Prior to the first quarter of 2026, the reportable business segment NW Natural was represented as NWN Gas Utility and excluded certain gas storage and other business activities that were included in Other. Consistent with the method in which the Chief Operating Decision Maker (CODM) reviews each business, these activities were consolidated into NWN Gas Utility and presented as the reportable business segment NW Natural beginning in the first quarter of 2026. The NW Natural segment serves residential, commercial, and industrial customers in Oregon and southwest Washington and includes interstate storage services, third-party asset management services, and appliance center retail operations. NW Holdings and NW Natural historical segment reporting has been recast to reflect their current organizational structure. The recasting did not have a material effect on the consolidated financial statements of NW Holdings or NW Natural.

SiEnergy Operating, LLC (SiEnergy), which was acquired January 7, 2025, owns SiEnergy Gas, LLC, which is a regulated natural gas distribution utility, and serves residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also serves several transmission customers in Dallas and Austin, Texas. SiEnergy activities are reported in the SiEnergy reportable segment.

NW Natural Water Company, LLC (NW Natural Water or NWN Water) activities are reported in the NWN Water reportable segment, which provides water distribution and wastewater services to communities throughout the Pacific Northwest, Texas, Arizona, and California. NW Holdings also has investments and business activities not specifically related to the NW Natural, SiEnergy and NWN Water segments, which are aggregated and reported as Other.

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

Information presented in these interim consolidated financial statements is unaudited but includes all material adjustments management considers necessary for a fair statement of the results for each period reported including normal recurring accruals. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in NW Holdings' and NW Natural's combined Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K). A significant part of NW Holdings' and NW Natural's business is of a seasonal nature; therefore, NW Holdings and NW Natural results of operations for interim periods are not necessarily indicative of full year results. Seasonality affects the comparability of the results of other operations across quarters but not across years.

Notes to the consolidated financial statements reflect the activity for both NW Holdings and NW Natural for all periods presented, unless otherwise noted. NW Holdings and NW Natural historical segment reporting has been recast to reflect their current organizational structure. The recasting did not have a material effect on the consolidated financial statements of NW Holdings or NW Natural.

2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2025 Form 10-K. There were no material changes to those accounting policies during the three months ended March 31, 2026 other than those set forth in this Note 2. The following are updates to certain critical accounting policy estimates and new accounting standards.

Industry Regulation
NW Holdings' principal business is to operate as a holding company for NW Natural, SiEnergy, NWN Water and its other subsidiaries. NW Natural's principal business is the distribution of natural gas, which is regulated by the Oregon Public Utility Commission (OPUC) and Washington Utilities and Transportation Commission (WUTC). NW Natural also has natural gas storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), and to a certain extent by the OPUC and WUTC. SiEnergy's principal business is the distribution of natural gas in Texas; primarily in the Houston, Dallas and Austin metropolitan areas. SiEnergy also includes a natural gas transmission utility serving customers in the greater metropolitan areas of Dallas and Austin, Texas. SiEnergy's natural gas utilities are subject to regulation by the Railroad Commission of Texas and the cities in which it provides services. NWN Water's principal business is water and wastewater utility services. NWN Water's subsidiaries own water businesses, which are regulated by the public utility commission in the state in which the water utility is located, which is currently Oregon, Washington, Idaho, Texas and Arizona. Wastewater businesses, to the extent they are regulated, are generally regulated by the public utility commissions in the state in which the wastewater utility is located, which is currently Texas and Arizona. Accounting records and practices of the regulated businesses conform to the requirements and uniform system of accounts prescribed by these regulatory authorities in accordance with U.S. GAAP. The businesses in which customer rates are regulated have approved cost-based rates which are intended to allow such businesses to earn a reasonable return on invested capital.

In applying regulatory accounting principles, NW Holdings and NW Natural capitalize or defer certain costs and revenues as regulatory assets and liabilities pursuant to orders of the applicable state public utility commission, which provide for the recovery of revenues or expenses from, or refunds to, utility customers in future periods, including a return or a carrying charge in certain cases.

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	March 31,		December 31,
In thousands	2026	2025	2025
Current:
NW Natural:
Unrealized loss on derivatives(1)	$42,081	$26,122	$63,578
Gas costs	15,523	5,085	6,284
Environmental costs(2)	12,271	10,819	12,148
Decoupling(3)	22,136	351	11,631
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,208	2,208	2,208
Washington Climate Commitment Act compliance	7,754	8,219	7,482
Security and systems improvements	1,391	2,182	1,771
Industrial demand side management(5)	12,149	12,530	10,539
Other(6)	23,302	13,951	20,363
Total current - NW Natural	145,946	88,598	143,135
SiEnergy	275	—	410
NWN Water	324	25	200
Total current - NW Holdings	$146,545	$88,623	$143,745
Non-current:
NW Natural:
Unrealized loss on derivatives(1)	$17,318	$8,224	$14,039
Pension balancing(4)	13,076	19,174	15,647
Income taxes	9,289	8,993	9,148
Pension and other postretirement benefit liabilities	93,773	108,970	96,008
Environmental costs(2)	386,358	159,744	180,063
Gas costs	9,343	1,804	9,434
Decoupling(3)	11,746	188	8,891
Washington Climate Commitment Act compliance	44,082	28,292	33,085
Security and systems improvements	8,158	8,452	8,234
Industrial demand side management(5)	4,787	4,682	9,334
Other(6)	34,124	21,105	35,964
Total non-current - NW Natural	632,054	369,628	419,847
SiEnergy HB 4384 depreciation deferral	3,288	—	2,095
SiEnergy other	1,427	876	1,412
NWN Water	794	754	840
Total non-current - NW Holdings	$637,563	$371,258	$424,194
(1)Unrealized gains or losses on derivatives are non-cash items and therefore do not earn a rate of return or a carrying charge. These amounts are recoverable through NW Natural rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.
(2)Refer to the Environmental Cost Deferral and Recovery table in Note 17 for a description of environmental costs.
(3)This deferral represents the margin adjustment resulting from differences between actual and expected volumes.
(4)Balance represents deferred net periodic benefit costs as approved by the OPUC.
(5)Energy efficiency program for industrial sales customers in Oregon to provide assistance with reducing their gas usage.
(6)Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.

	Regulatory Liabilities
	March 31,		December 31,
In thousands	2026	2025	2025
Current:
NW Natural:
Gas costs	$21,838	$33,864	$34,172
Unrealized gain on derivatives(1)	2,719	4,339	3,922
Decoupling(2)	2,738	8,177	5,181
Income taxes	5,406	4,726	5,406
Asset optimization revenue sharing	9,508	8,381	25,981
Washington Climate Commitment Act compliance	65,523	46,241	57,441
Other(3)	5,996	5,128	5,805
Total current - NW Natural	113,728	110,856	137,908
SiEnergy	90	61	66
NWN Water	96	133	—
Total current - NW Holdings	$113,914	$111,050	$137,974
Non-current:
NW Natural:
Gas costs	$903	$9,168	$687
Unrealized gain on derivatives(1)	459	858	366
Decoupling(2)	—	2,538	—
Income taxes(4)	154,830	160,975	159,176
Accrued asset removal costs(5)	571,035	535,075	561,594
Asset optimization revenue sharing	—	—	2,386
Other(3)	25,175	20,525	24,637
Total non-current - NW Natural	752,402	729,139	748,846
SiEnergy asset removal costs	8,621	—	8,155
NWN Water	1,406	945	1,406
Total non-current - NW Holdings	$762,429	$730,084	$758,407
(1)Unrealized gains or losses on derivatives are non-cash items and therefore do not earn a rate of return or a carrying charge. These amounts are recoverable through NW Natural rates as part of the annual Purchased Gas Adjustment (PGA) mechanism when realized at settlement.
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

We believe all costs incurred and deferred at March 31, 2026 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

Supplemental Cash Flow Information
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. These investments are readily convertible to cash with fair value approximating cost. As of March 31, 2026, the amount invested in money market funds was $2.5 million at NW Holdings and NW Natural. As of March 31, 2025, the amount invested in money market funds was $68.1 million at NW Holdings and NW Natural. These investments are measured using net asset value per share.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of March 31, 2026 and 2025 and December 31, 2025:

	March 31,		December 31,
In thousands	2026	2025	2025
Cash and cash equivalents	$34,945	$100,050	$36,673
Restricted cash included in other current assets	5,427	6,935	4,404
Cash, cash equivalents and restricted cash	$40,372	$106,985	$41,077

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of March 31, 2026 and 2025 and December 31, 2025:

	March 31,		December 31,
In thousands	2026	2025	2025
Cash and cash equivalents	$24,274	$81,767	$29,347
Restricted cash included in other current assets	5,402	6,910	4,379
Cash, cash equivalents and restricted cash	$29,676	$88,677	$33,726

Accounts Receivable and Allowance for Uncollectible Accounts
NW Holdings receivable balances primarily consist of trade receivables for the sale of natural gas and natural gas transportation services from NW Natural and SiEnergy and water sales and wastewater services from NWN Water. These businesses establish an allowance for uncollectible accounts for trade receivables (allowance), including accrued unbilled revenue, based on the age of receivable balances, collection experience of past due balances and payment plans, and historical trends of write-offs. Differences between the estimated allowance and actual write-offs will occur based on a number of factors, including changes in economic conditions, customer creditworthiness, and natural gas and water prices. The allowance is adjusted quarterly, as necessary, based on information currently available.

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of			As of
	December 31, 2025	Three Months Ended March 31, 2026		March 31, 2026
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,280	$402	$(54)	$2,628
Commercial	374	(27)	(48)	299
Industrial	46	10	—	56
Accrued unbilled and other	348	(49)	3	302
Total NW Natural	3,048	336	(99)	3,285
Other - NW Holdings	1,020	312	(107)	1,225
Total NW Holdings	$4,068	$648	$(206)	$4,510

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
Washington
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

NW Natural accounts for all purchased Washington allowances as inventory at the lower of cost or net realizable value. Any compliance instruments or allowances that are acquired through government allocations at no cost will be accounted for as inventory at no cost. As of March 31, 2026 and 2025, NW Natural had $80.4 million and $49.0 million of emissions allowances for compliance in Washington recorded as inventory.

The CCA allows for the sale of compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. As of March 31, 2026, NW Natural consigned no-cost allowances to Washington auctions and has received a total of $47.1 million in cash, which proceeds were recorded as a regulatory liability for the benefit of customers.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. Under the Washington program, NW Natural has recognized a $51.8 million and $36.0 million liability as of March 31, 2026 and 2025. A portion of the costs to comply with the Washington program are currently being recovered from utility customers through rates. NW Natural recognized $51.8 million and $36.0 million of deferred costs as of March 31, 2026 and 2025.

Oregon
NW Natural is subject to GHG emission reduction requirements under the Oregon Climate Protection Program (CPP). Under Oregon’s CPP, emission reduction compliance mechanisms include: 1) compliance instruments distributed at no cost by the Oregon Department of Environmental Quality (ODEQ), 2) purchasing credits through funding Community Climate Investments (CCIs), and 3) supplying alternative gaseous fuels, such as renewable natural gas and hydrogen.

NW Natural accounts for purchased Oregon instruments or credits as inventory at the lower of cost or net realizable value. Any compliance instruments that are acquired through government allocations at no cost will be accounted for as inventory at no cost.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. NW Natural is currently recovering in Oregon rates costs associated with RNG, as well as costs related to NW Natural’s transportation energy efficiency program, all of which reduce NW Natural’s compliance obligation under the CPP. Under the Oregon program, NW Natural has not recorded a liability as of March 31, 2026 and 2025.

The CPP allows for the sale of compliance instruments, and as a result, should NW Natural sell these, it will recognize revenue when title to the instrument is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. As of March 31, 2026, NW Natural has not sold compliance instruments on the market.

Cloud Computing Arrangements
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

For regulatory accounting purposes, cloud-based software is reflected in rate base as property, plant and equipment and amortized over the expected useful life through depreciation expense. NW Natural is allowed recovery of and a return on cloud computing arrangements like other property, plant and equipment in rate base. The amount of cloud-based software capital expenditures for the first three months of 2026 and 2025 was $2.2 million and $2.1 million, respectively. The amount of cloud computing amortization for the first three months of 2026 and 2025 was $3.1 million and $3.1 million, respectively.

Other Current Assets
Other current assets consist of various items that are expected to be realized within the next twelve months and are not classified elsewhere on the balance sheet. Other current assets are comprised primarily of prepaid assets, restricted cash and gas reserves. As of March 31, 2026, NW Holdings and NW Natural had $36.0 million and $28.2 million of prepaid assets, respectively, and $2.6 million of gas reserves. As of March 31, 2025. NW Holdings and NW Natural had $31.9 million and $26.4 million of prepaid assets, respectively, and $2.7 million of gas reserves. See the Restricted Cash section above for restricted cash balances.

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

FINANCIAL INSTRUMENTS-CREDIT LOSSES. In July 2025, the FASB issued ASU 2025-05, which simplifies how entities estimate credit losses on current accounts receivable and current contract assets arising from revenue transactions under ASC 606. It introduced a practical expedient that allows all entities to assume that economic conditions at the balance sheet date remain unchanged for the life of the asset, eliminating the need for forward-looking forecasts. The Company elected the practical expedient and adopted this ASU effective January 1, 2026. The adoption of this standard did not have a material impact on our results of operations, liquidity or capital resources.

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

CODIFICATION IMPROVEMENTS. In December 2025, the FASB issued ASU 2025-12, which makes changes to the Codification that clarify, correct errors, or make minor improvements. The amendments make the Codification easier to understand and apply. The amendments in this ASU are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The adoption of this standard is not anticipated to have an impact on our results of operations, liquidity, or capital resources.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended March 31,
In thousands, except per share data	2026	2025
Net income	$97,489	$87,916
Average common shares outstanding - basic	41,708	40,244
Additional shares for stock-based compensation plans (See Note 8)	108	60
Average common shares outstanding - diluted	41,816	40,304
Earnings per share of common stock:
Basic	$2.34	$2.18
Diluted	2.33	2.18
Additional information:
Anti-dilutive shares	13	10

4. SEGMENT INFORMATION

NW Holdings operates three reportable business segments, which are NW Natural, SiEnergy and NWN Water. NW Holdings also has investments and business activities not specifically related to its reportable business segments, which are aggregated and reported as Other. NW Natural operates as one reportable business segment on a consolidated basis. Prior to the first quarter of 2026, the reportable business segment NW Natural was represented as NWN Gas Utility and excluded certain gas storage and other business activities that were included in Other. Consistent with the method in which the Chief Operating Decision Maker (CODM) reviews each business, these activities were consolidated into NWN Gas Utility and presented as the reportable business segment NW Natural beginning in the first quarter of 2026. NW Holdings and NW Natural historical segment reporting has been recast to reflect their current organizational structure. The recasting did not have a material effect on the consolidated financial statements of NW Holdings or NW Natural.

NW Natural
NW Natural is primarily a regulated local gas distribution company serving customers in Oregon and southwest Washington. NW Natural also provides regulated storage services at its Mist underground storage facility. The Mist underground storage facility serves distribution and interstate storage customers, and owns the North Mist gas storage facility, which serves a local electric company. NW Natural also owns NWN Gas Reserves and NW Natural RNG Holding Company, LLC, which procures regulated renewable natural gas for distribution customers. Additionally, NW Natural encompasses interstate storage services, third-party asset management services, and appliance center retail operations.

SiEnergy
SiEnergy Operating, LLC (SiEnergy), which was acquired January 7, 2025, owns SiEnergy Gas, LLC, which is a regulated natural gas distribution utility, and serves residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also serves several transmission customers in Dallas and Austin, Texas.

NWN Water
NWN Water is a regulated water and wastewater utility serving residential and commercial customers in Oregon, Washington, Idaho, Texas, and Arizona. NWN Water also includes non-regulated wastewater utilities and water services businesses in Oregon, Washington and Idaho, and an equity method investment in Avion Water Company, Inc. (a regulated entity). In addition, NWN Water provides water services to communities throughout the Pacific Northwest and California.

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

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. Total assets by segment is not regularly provided to the CODM and is therefore omitted. The following table presents summary financial information concerning the reportable segments and other:

	Three Months Ended March 31,
In thousands	NW Natural	SiEnergy(2)	NWN Water	Other	NW Holdings
2026
Operating revenues	$433,896	$31,695	$14,969	$9,843	$490,403
Depreciation	39,444	1,797	2,893	—	44,134
Income from operations(1)	143,686	13,834	2,399	2,949	162,868
Interest expense, net	17,678	2,543	688	12,443	33,352
Income tax expense (benefit)	32,155	2,537	554	(2,707)	32,539
Capital expenditures	79,615	24,944	9,097	—	113,656

2025
Operating revenues	$448,813	$22,666	$13,909	$8,896	$494,284
Depreciation	36,036	2,070	2,394	—	40,500
Income from operations(1)	145,032	9,613	3,043	(3,334)	154,354
Interest expense, net	15,580	2,257	792	10,766	29,395
Income tax expense (benefit)	35,664	1,944	631	(3,712)	34,527
Capital expenditures	83,608	10,525	8,051	—	102,184
(1)     Income from operations is not a financial measure used by the CODM for NW Natural or SiEnergy, but is included in the table above to enable the reconciliation of NW Natural and SiEnergy margin to consolidated income before taxes in accordance with ASU 2023-07.
(2)    SiEnergy was acquired by NW Holdings on January 7, 2025. Results for the period from January 7, 2025 to March 31, 2025 are presented in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy segment.

NW Holdings and NW Natural's CODM is the chief executive officer. The CODM uses NW Natural margin, SiEnergy margin and NWN Water income from operations to allocate resources, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel. The CODM also uses NW Natural margin, SiEnergy margin and NWN Water income from operations to assess the performance of NW Natural, SiEnergy and NWN Water, respectively.
NW Natural Margin
NW Natural margin is the primary financial measure used by the CODM, consisting of NW Natural operating revenues, reduced by the associated cost of gas, environmental remediation expense, and revenue taxes. The cost of gas purchased for customers is generally a pass-through cost in the amount of revenues billed. Environmental remediation expense represents collections received from customers through environmental recovery mechanisms in Oregon and Washington as well as adjustments for the Oregon environmental earnings test when applicable. This is offset by environmental remediation expense presented in operating expenses. Revenue taxes are collected from customers and remitted to taxing authorities. The collections from customers are offset by the expense recognition of the obligation to the taxing authority. Regulated gas storage margin is equivalent to operating revenues. By subtracting cost of gas, environmental remediation expense, and revenue taxes from NW Natural operating revenues, NW Natural margin provides a key metric used by the CODM in assessing the performance of the NW Natural segment.

The following table presents additional segment information concerning NW Natural margin:

	Three Months Ended March 31,
In thousands	2026	2025
NW Natural margin calculation:
Distribution revenues	$421,234	$435,908
Regulated gas storage	9,606	9,784
Other revenue	3,056	3,121
Total operating revenues	433,896	448,813
Less: Cost of gas	140,144	159,436
Environmental remediation	6,325	6,253
Revenue taxes	17,037	18,565
NW Natural margin	270,390	264,559
Operations and maintenance	70,530	67,766
General taxes	16,037	14,979
Depreciation	39,444	36,036
Other Operating Expenses	693	746
NW Natural income from operations	$143,686	$145,032

SiEnergy Margin
SiEnergy margin is the primary financial measure used by the CODM, consisting of SiEnergy operating revenues, reduced by the associated cost of gas and revenue taxes. The cost of gas purchased for SiEnergy customers is generally a pass-through cost in the amount of revenues billed to regulated SiEnergy customers. Revenue taxes are collected from customers and remitted to taxing authorities. The collections from customers are offset by the expense recognition of the obligation to the taxing authority. By subtracting cost of gas and revenue taxes from SiEnergy operating revenues, SiEnergy margin provides a key metric used by the CODM in assessing the performance of the segment.

The following table presents additional segment information concerning SiEnergy margin:

	Three Months Ended March 31,	Three Months Ended March 31,
In thousands	2026	2025(1)
SiEnergy margin calculation:
Distribution revenues	$31,695	$22,666
Total operating revenues	31,695	22,666
Less: Cost of gas	12,279	8,303
Revenue taxes	961	779
SiEnergy margin	18,455	13,584
Operations and maintenance	2,814	1,682
General taxes	10	219
Depreciation	1,797	2,070
SiEnergy income from operations	$13,834	$9,613
(1)    SiEnergy was acquired by NW Holdings on January 7, 2025. Results for the period from January 7, 2025 to March 31, 2025 are presented in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy segment.

Significant Segment Expenses
Public entities are required to disclose significant segment expenses for each reportable segment if they are regularly provided to the CODM and included in the reported measure of segment profit/loss. This requirement does not necessitate additional disclosure for the NW Natural and SiEnergy segments, as all expense categories are presented above in the NW Natural margin table and SiEnergy margin table, respectively. Significant segment expenses for NWN Water are presented below.

	Three Months Ended March 31,
In thousands	2026	2025
Operating revenues	$14,969	$13,909
Operating expenses:
Operations and maintenance	8,607	7,265
Depreciation	2,893	2,394
Other operating expenses(1)	1,070	1,207
Income from operations	$2,399	$3,043
(1) Other operating expenses include general and revenue taxes and other expenses.

5. COMMON STOCK

In August 2024, the Finance Committee of the NW Holdings' Board of Directors authorized NW Holdings' sale of $200 million in the aggregate gross sales price under the at-the-market (ATM) equity program first initiated in August 2021. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC, which expires in August 2027, or will be registered on a subsequent registration statement to be filed by NW Holdings.

During the three months ended March 31, 2026, NW Holdings issued and sold 441,034 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $22.2 million, net of fees and commissions paid to agents of $0.3 million. As of March 31, 2026, $75.2 million of equity remained available for issuance under the ATM equity program.

6. REVENUE

The following tables present disaggregated revenue of NW Holdings:

	Three Months Ended March 31,
In thousands	NW Natural	SiEnergy(1)	NWN Water	Other	NW Holdings
2026
Natural gas sales	$399,119	$28,376	$—	$1,378	$428,873
Gas storage revenue, net	4,365	—	—	—	4,365
Asset management revenue, net	1,747	—	—	—	1,747
Water and wastewater revenue	—	—	14,969	—	14,969
Gas appliance retail revenue	1,309	—	—	—	1,309
Renewable natural gas sales	—	—	—	8,465	8,465
Other revenue	876	—	—	—	876
Revenue from contracts with customers	407,416	28,376	14,969	9,843	460,604
Alternative revenue	22,027	3,319	—	—	25,346
Leasing revenue	4,453	—	—	—	4,453
Total operating revenues	$433,896	$31,695	$14,969	$9,843	$490,403

2025
Natural gas sales	$430,249	$22,327	$—	$1,170	$453,746
Gas storage revenue, net	4,616	—	—	—	4,616
Asset management revenue, net	1,749	—	—	—	1,749
Water and wastewater revenue	—	—	13,909	—	13,909
Gas appliance retail revenue	1,372	—	—	—	1,372
Renewable natural gas sales	—	—	—	7,726	7,726
Other revenue	952	—	—	—	952
Revenue from contracts with customers	438,938	22,327	13,909	8,896	484,070
Alternative revenue	5,569	339	—	—	5,908
Leasing revenue	4,306	—	—	—	4,306
Total operating revenues	$448,813	$22,666	$13,909	$8,896	$494,284
(1)    SiEnergy was acquired by NW Holdings on January 7, 2025. Results for the period from January 7, 2025 to March 31, 2025 are presented in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy segment.
Natural gas sales represent the majority of NW Holdings' revenue and is recognized when the obligation to customers is satisfied and in the amount expected to be received in exchange for transferring goods or providing services. Revenue from contracts with customers contains one performance obligation that is generally satisfied over time as the customer receives the natural gas. The transaction price is determined by a set price agreed upon in the contract or dependent on regulatory tariffs. Customer accounts are settled on a monthly basis or paid at time of sale. Based on historical experience, it is probable that we will collect substantially all of the consideration to which we are entitled. We evaluated the probability of collection in accordance with the current expected credit losses standard.

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

NW Natural
Natural Gas Sales
NW Natural's primary source of revenue is providing natural gas to customers in the NW Natural service territory, which includes residential, commercial, industrial and transportation customers. NW Natural revenue is generally recognized over time upon delivery of the gas commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the Oregon and Washington tariffs. There is no right of return or warranty for services provided. Revenues include firm and interruptible sales and transportation services, franchise taxes recovered from the customer, late payment fees, service fees, and accruals for gas delivered but not yet billed (accrued unbilled revenue). The accrued unbilled revenue balance is based on estimates of deliveries during the period from the last meter reading and management judgment is required for a number of factors used in this calculation, including customer use and weather factors.

Customer accounts are to be paid in full each month and there is no significant financing component for this source of revenue. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations.

Gas Storage Revenue
NW Natural's gas storage revenue includes gas storage activity, which includes Interstate Storage Services used to store natural gas for customers. Gas storage revenue is generally recognized over time as the gas storage service is provided to the customer and the amount of consideration received and recognized as revenue is dependent on set rates defined per the storage agreements. Noncash consideration in the form of dekatherms of natural gas is received as consideration for providing gas injection services to gas storage customers. This noncash consideration is measured at fair value using the average spot rate. Customer accounts are generally paid in full each month, and there is no right of return or warranty for services provided. Revenues include firm and interruptible storage services, net of the profit sharing amount refunded to NW Natural customers.

Asset Management Revenue
Revenues include the optimization of storage assets and pipeline capacity by a third-party and are provided net of the profit sharing amount refunded to NW Natural customers. Certain asset management revenues received are recognized over time using a straight-line approach over the term of each contract, and the amount of consideration received and recognized as revenue is dependent on a variable pricing model. Variable revenues earned above guaranteed amounts are estimated and recognized at the end of each period using the most likely amount approach. Additionally, other asset management revenues may be based on a fixed rate. Generally, asset management accounts are settled on a monthly basis.

As of March 31, 2026, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $112.3 million. Of this amount, approximately $23.0 million will be recognized during the remainder of 2026, $21.8 million in 2027, $16.8 million in 2028, $16.8 million in 2029, $16.3 million in 2030 and $17.6 million thereafter. The amounts presented here are calculated using current contracted rates.

Gas Appliance Retail Revenue
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

Leasing Revenue
Leasing revenue primarily consists of revenues from NW Natural's North Mist Storage contract with PGE (Portland General Electric) in support of PGE's gas-fired electric power generation facilities under an initial 30-year contract with options to extend, totaling up to an additional 50 years upon mutual agreement of the parties. The facility is accounted for as a sales-type lease and qualifies for regulatory accounting deferral treatment. The investment is included in rate base under an established cost-of-service tariff schedule, with revenues recognized according to the tariff schedule and profit upon commencement was deferred and will be amortized over the lease term.

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

The components of lease revenue at NW Holdings and NW Natural were as follows:

In thousands	Three Months Ended March 31,
	2026	2025
NW Natural:
Lease revenue
Operating leases	$19	$21
Sales-type leases	4,434	4,285
Total lease revenue	$4,453	$4,306

SiEnergy
SiEnergy's primary source of revenue is providing natural gas to customers in the SiEnergy service territory, which includes residential and commercial customers. SiEnergy revenue is generally recognized over time upon delivery of the gas commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the Texas tariff. There is no right of return or warranty for services provided. The accrued unbilled revenue balance is based on estimates of deliveries during the period from the last meter reading and management judgment is required for a number of factors used in this calculation, including customer use and weather factors.

Customer accounts are to be paid in full each month and there is no significant financing component for this source of revenue. Due to the election of the right to invoice practical expedient, we do not disclose the value of unsatisfied performance obligations.

Alternative Revenue
Weather normalization (WNA) is considered to be an alternative revenue program. An alternative revenue program is considered to be a contract between SiEnergy and its regulators and is excluded from revenue from contracts with customers.

NWN Water
NWN Water provides water and wastewater services to customers. Water and wastewater service revenue is generally recognized over time upon delivery of the water commodity or service to the customer, and the amount of consideration received and recognized as revenue is dependent on the tariffs established in the states we operate. There is no right of return or warranty for services provided.

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

7. LEASES

Lease Expense
Operating Leases
We have operating leases for land, buildings and equipment. Our primary lease is for NW Natural's headquarters and operations center. Our leases have remaining lease terms of 2 months to 14 years. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of our leases do not provide an implicit rate and are entered into by NW Natural, we use an estimated discount rate representing the rate we would have incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

In thousands	Three Months Ended March 31,
	2026	2025
NW Holdings:
Operating lease expense	$2,252	$2,111
Short-term lease expense	218	189

NW Natural:
Operating lease expense	$1,954	$1,867
Short-term lease expense	120	189

The Company’s lease arrangements are described in Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10‑K, which should be read in conjunction with this Form 10‑Q. There have been no material changes to the Company’s lease portfolio during the current quarter.

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases were as follows:

In thousands	March 31,		December 31,
	2026	2025	2025
NW Natural:
Weighted-average remaining lease term (years)	14.0	15.0	14.3
Weighted-average discount rate	7.3%	7.3%	7.3%

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

In thousands	Three Months Ended March 31,
	2026	2025
NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,107	$1,918
Right of use assets obtained in exchange for lease obligations
Operating leases	$978	$2,647

NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,931	$1,861
Right of use assets obtained in exchange for lease obligations
Operating leases	$250	$346

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees, including officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2025 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the three months ended March 31, 2026, the final performance factor under the 2024-2026 LTIP was approved and 52,178 performance-based shares were granted under the 2024-2026 LTIP for accounting purposes. As such, NW Natural began recognizing compensation expense.

In February 2025, LTIP shares were awarded to participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2027, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of March 31, 2026, and therefore, no expense was recognized for the 2025-2027 award. NW Holdings will calculate the grant date fair value and the applicable subsidiaries of NW Holdings will recognize expense over the remaining service period for each award once the final performance factor has been approved.

In February 2026, LTIP shares were awarded to certain participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2028, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of March 31, 2026, and therefore, no expense was recognized for the 2026-2028 award. NW Holdings will calculate the grant date fair value and the applicable subsidiaries of NW Holdings will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2025-2027 and 2026-2028 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2025-2027 and 2026-2028 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of peer group companies over the performance period of three years for each respective award. If the targets were achieved for the 2025-2027 and 2026-2028 awards, NW Holdings would grant for accounting purposes 73,640 and 65,240 shares in the first quarters of 2027 and 2028, respectively.

In February 2025 and 2026, 6,135 and 8,675 LTIP shares were awarded to certain participants, respectively. The LTIP awards share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2025-2027 and 2026-2028 performance shares consist of a three-year ROIC threshold that must be satisfied and a 3-year cumulative EBITDA, which can be modified by a TSR modifier relative to the performance peer group companies over the period group. During the three months ended March 31, 2026, there was mutual understanding of all key terms of the awards. As such, NW Holdings recognized compensation expense.

As of March 31, 2026, there was $1.5 million of unrecognized compensation, which is expected to be recognized through 2028.

Restricted Stock Units
During the three months ended March 31, 2026, 59,349 RSUs were granted under the LTIP with a weighted-average grant date fair value of $49.99 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of three years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date.

As of March 31, 2026, there was $5.5 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2029.

9. DEBT

The nature and terms of our debt instruments and credit facilities are described in detail in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Other than as described below, there were no other material changes in the terms of our debt instruments during the three months ended March 31, 2026.

Short-Term Debt
NW Holdings' short-term debt consisted of the following:

	March 31, 2026		March 31, 2025		December 31, 2025
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
Commercial Paper Borrowings - NW Holdings(2)	$171.3	4.1%	$—	—%	$162.0	4.1%
Commercial Paper Borrowings - NW Natural	—	—%	—	—%	10.0	4.0%
NW Holdings Credit Agreement Loans	—	—%	81.1	5.5%	—	—%
Total short-term debt	$171.3		$81.1		$172.0
(1) Weighted average interest rate on outstanding short-term debt
(2) NW Holdings initiated a commercial paper program in March 2025.

Long-Term Debt

NW Holdings' long-term debt consisted of the following:

	March 31, 2026		March 31, 2025		December 31, 2025
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,544.7	4.7%	$1,374.7	4.6%	$1,544.7	4.7%
SiEnergy term loan(3)	—	—%	149.6	6.1%	—	—%
SiEnergy secured senior notes	185.0	5.6%	—	—%	185.0	5.6%
NWN Water term loan	55.0	4.7%	55.0	4.7%	55.0	4.7%
Other water debt	3.9		5.0		4.0
NW Holdings unsecured senior bonds	285.0	5.7%	285.0	5.7%	285.0	5.7%
NW Holdings term loan	50.0	4.7%	50.0	5.3%	50.0	5.2%
NW Holdings junior subordinated debentures	325.0	7.0%	325.0	7.0%	325.0	7.0%
Long-term debt, gross	2,448.6		2,244.3		2,448.7
Less: unamortized debt issuance costs	15.5		14.4		15.9
Less: current maturities	160.7		36.8		160.6
Total long-term debt	$2,272.4		$2,193.1		$2,272.2

(1)    Weighted average interest rate for the three months ended March 31, 2026 and March 31, 2025
(2)    Weighted average interest rate for the year ended December 31, 2025
(3)    On January 7, 2025, NW Holdings acquired SiEnergy. SiEnergy's subsidiary, Si Investment Co., had this existing term loan outstanding at the date of acquisition. In August 2025, the associated facilities were terminated and are no longer available for financing.

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2026 through 2055 and interest rates ranging from 2.82% to 7.85%. SiEnergy's secured senior notes have maturity dates ranging from 2030 through 2055 and interest rates ranging from 4.86% to 6.04%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2034 and interest rates ranging from 5.52% to 5.86%. NW Holdings' Junior Subordinated Debentures has an interest rate of 7.0% and a maturity date of 2055. At March 31, 2026, NW Holdings and NW Natural had long-term debt outstanding of $2,433.1 million and $1,535.1 million, respectively, which included $15.5 million and $9.6 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. Debt of $160.7 million is scheduled to mature in the next twelve months, which consists of $55.0 million at NW Natural, $55.7 million at NWN Water, and $50.0 million at NW Holdings.

Summary of Significant Debt Issuances

There were no new debt issuances in in the first quarter of 2026 at either NW Natural or NW Holdings.

Summary of Significant Debt Extinguishments and Repayments

There were no significant debt retirements in the first quarter of 2026 at either NW Natural or NW Holdings.

Fair Value of Long-Term Debt
NW Holdings' and NW Natural's outstanding debt does not trade in active markets. The fair value of debt is estimated using the value of outstanding debt at natural gas distribution companies with similar credit ratings, terms, and remaining maturities to NW Holdings' and NW Natural's debt that actively trade in public markets. These valuations are based on Level 2 inputs as defined in the fair value hierarchy. See Note 2 in the 2025 Form 10-K for a description of the fair value hierarchy.

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	March 31,		December 31,
In millions	2026	2025	2025
NW Holdings:
Gross long-term debt	$2,448.6	$2,244.3	$2,448.7
Unamortized debt issuance costs	(15.5)	(14.4)	(15.9)
Carrying amount	$2,433.1	$2,229.9	$2,432.8
Estimated fair value(1)	$2,281.4	$2,069.8	$2,317.1

NW Natural:
Gross long-term debt	$1,544.7	$1,374.7	$1,544.7
Unamortized debt issuance costs	(9.6)	(9.1)	(9.8)
Carrying amount	$1,535.1	$1,365.6	$1,534.9
Estimated fair value(1)	$1,360.8	$1,198.7	$1,383.1
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

The following table provides the components of net periodic benefit cost (credit) for the pension and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
In thousands	2026	2025	2026	2025
Service cost	$855	$885	$26	$27
Interest cost	5,167	5,410	282	288
Expected return on plan assets	(5,591)	(5,433)	—	—
Amortization of net actuarial loss	2,295	2,444	63	20
Net periodic benefit cost	2,726	3,306	371	335
Amount allocated to construction	(405)	(434)	(11)	(11)
Net periodic benefit cost charged to expense	2,321	2,872	360	324
Amortization of regulatory balancing account	2,801	2,801	—	—
Net amount charged to expense	$5,122	$5,673	$360	$324

Net periodic benefit costs are reduced by amounts capitalized to NW Natural plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended March 31,
In thousands	2026	2025
Beginning balance	$(4,705)	$(7,052)
Amounts reclassified from AOCL:
Amortization of actuarial losses	124	200
Total reclassifications before tax	124	200
Tax benefit	(33)	(25)
Total reclassifications for the period	91	175
Ending balance	$(4,614)	$(6,877)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made $2.9 million of cash contributions to its qualified defined benefit pension plans during the three months ended March 31, 2026 and $2.6 million cash contributions during the three months ended March 31, 2025.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $4.3 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively.

See Note 10 in the 2025 Form 10-K for more information concerning these retirement and other postretirement benefit plans.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended March 31,
	NW Holdings		NW Natural
In thousands	2026	2025	2026	2025
Income tax at statutory rate (federal)	$27,306	$25,713	$26,440	$26,608
State income tax	8,830	9,980	9,247	10,202
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(1,954)	(1,668)	(1,954)	(1,668)
Other, net	(1,643)	502	(1,578)	522
Total provision for income taxes	$32,539	$34,527	$32,155	$35,664

Effective income tax rate	25.0%	28.2%	25.5%	28.1%

The NW Holdings effective income tax rate for the three months ended March 31, 2026 compared to the same period in 2025, decreased due to lower state income tax rates in the SiEnergy and NW Natural Water segments. In addition, both NW Holdings and NW Natural effective tax rates benefited from lower non-deductible executive compensation expense and higher AFUDC equity income. For further detail on income taxes and effective tax rates, refer to Note 11 in the 2025 Form 10-K.

The IRS Compliance Assurance Process (CAP) examination of the 2024 tax year was ongoing during the first quarter of 2026. The 2025 and 2026 tax years are subject to examination under CAP.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	March 31,		December 31,
In thousands	2026	2025	2025
NW Holdings:
Plant in service	$5,509,029	$5,091,181	$5,468,170
Construction work in progress	213,327	176,882	172,265
Less: Accumulated depreciation	1,300,897	1,266,222	1,288,422
Total property, plant, and equipment, net	$4,421,459	$4,001,841	$4,352,013

Capital expenditures in accrued liabilities	$51,572	$32,042	$57,762

NW Natural:
Plant in service	$4,891,650	$4,634,047	$4,879,816
Construction work in progress	155,212	146,433	120,513
Less: Accumulated depreciation	1,257,950	1,237,907	1,256,289
Total property, plant, and equipment, net	$3,788,912	$3,542,573	$3,744,040

Capital expenditures in accrued liabilities	$34,917	$23,457	$33,582

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	March 31,		December 31,	March 31,		December 31,
In thousands	2026	2025	2025	2026	2025	2025
Investments in life insurance policies	$34,032	$45,936	$45,606	$34,032	$45,936	$45,606
Investments in gas reserves, non-current	14,789	17,500	15,443	14,789	17,500	15,443
Investment in unconsolidated affiliates	20,620	19,227	19,627	—	—	—
Total other investments	$69,441	$82,663	$80,676	$48,821	$63,436	$61,049

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2025 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of March 31, 2026. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $1.5 million, $2.6 million, and $1.8 million, which are recorded as liabilities in the March 31, 2026, March 31, 2025, and December 31, 2025 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.6 million, $2.7 million, and $2.6 million as of March 31, 2026, March 31, 2025, and December 31, 2025, respectively. See Note 13 in the 2025 Form 10-K.

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

Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 17,000 connections and employing 40 people. The carrying value of the equity method investment is $10.1 million higher than the underlying equity in the net assets of the investee at March 31, 2026 due to equity method goodwill. NWN Water's share in the earnings of Avion Water is included in other income (expense), net.

14. BUSINESS COMBINATIONS

2025 Business Combinations

SiEnergy Acquisition
On January 7, 2025, NW Holdings acquired 100% of the outstanding membership interests of SiEnergy Operating, LLC from SiEnergy Capital Partners, LLC, an affiliate of Ridgewood Infrastructure. Total consideration included $271.1 million in cash and the assumption of $156.1 million of outstanding debt. SiEnergy is a regulated natural gas distribution utility and a transmission utility. Excluding Pines Holdings, which was acquired June 2, 2025 and is described further below, SiEnergy serves approximately 85,000 customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas.

The SiEnergy acquisition met the criteria of a business combination, and as such an allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involved management judgment in determining the significant estimates and assumptions used for net assets associated with SiEnergy. This allocation was finalized in the quarter ended March 31, 2026. Acquisition costs totaling $5.3 million in the first quarter of 2025 were expensed as incurred. Acquisition costs related to SiEnergy are included in operations and maintenance expenses in the consolidated statements of comprehensive income. The transaction aligns with NW Holdings' growth strategy and further expands the service territory in Texas.

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

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed as the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$271,087

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$16,770
Property, plant and equipment	262,697
Non-current assets	3,872
Current liabilities	(24,962)
Non-current liabilities	(158,397)
Total identifiable net assets	$99,980
Goodwill	$171,107

Hughes Gas Resources, Inc. (Pines Holdings, Inc.) Acquisition
On June 2, 2025, a subsidiary of SiEnergy Operating, LLC (SiEnergy), a wholly owned subsidiary of NW Holdings, acquired 100% of the outstanding equity interests of Hughes Gas Resources, Inc. from EPCOR USA Inc. for total consideration of $60.4 million in cash. Hughes serves approximately 8,000 customers in 12 communities northeast of Houston, Texas. Hughes further expands SiEnergy's regulated gas utility business in the southern United States. Following the closing of the acquisition, Hughes was rebranded as Pines Holdings, Inc. (Pines).

The Pines acquisition met the criteria of a business combination, and as such, a preliminary allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with Pines. This allocation is considered preliminary as of March 31, 2026, as facts and circumstances that existed as of the acquisition date may be discovered as we continue to integrate Pines. As a result, subsequent adjustments to the preliminary valuation of tangible assets, regulatory assets and liabilities including asset removal costs, contract assets and liabilities, tax positions, and goodwill may be required. Any such adjustments are to be completed within the one-year measurement period.

Preliminary goodwill of $15.1 million was recognized from this acquisition. The goodwill recognized is attributable to Pines' natural gas utility service territory, experienced workforce, and the strategic benefits expected from growth in the service territory. No intangible assets aside from goodwill were recognized. There is no goodwill expected to be deductible for tax purposes.

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed as of the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$60,436

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$2,032
Property, plant and equipment	43,497
Non-current assets	1,382
Current liabilities	(1,462)
Non-current liabilities	(105)
Total identifiable net assets	$45,344
Goodwill	$15,092

The table below presents the unaudited pro forma revenues and earnings of NW Holdings as if the SiEnergy and Pines acquisitions had occurred as of January 1, 2025:

	Three Months Ended March 31,	Three Months Ended March 31,
In thousands	2026	2025
Operating revenues	$490,403	$500,064
Net income	$97,489	$91,671

The unaudited pro forma results presented above are for informational purposes only and are not necessarily indicative of the results that would have been achieved had the acquisition been completed on January 1, 2025, nor are they indicative of future results of operations of the combined company. Pro forma net income for the three months ended March 31, 2025 were adjusted to reflect the following:

•acquisition costs of $5.3 million incurred by NW Holdings' in the first quarter of 2025 were removed from the three months ended March 31, 2025 pro forma net income;
•the capital structure for NW Holdings was modified to reflect the Junior Subordinated Debentures issued in March 2025 to represent the ongoing capital structure and reflects the issuance to have occurred on January first of 2025;
•the results of SiEnergy and Pines were adjusted to represent results as though they were owned as of January first of 2025; and
•all adjustments were net tax effected using a statutory tax rate of 26.5%

The amount of SiEnergy and Pines revenues included in NW Holdings' consolidated statements of comprehensive income was $31.7 million and $22.7 million for the three months ended March 31, 2026 and 2025, respectively.

The amount of SiEnergy and Pines net income included in NW Holdings' consolidated statements of comprehensive income was $9.1 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively.

Other 2025 Business Combinations

During the fourth quarter of 2025, NW Water and its subsidiaries acquired the assets of Inline Utilities, LLC ("Inline") located in Texas, qualifying as a business combination. The fair value of the consideration transferred for this acquisition was $7.2 million, most of which was allocated to property, plant and equipment. As of March 31, 2026, preliminary goodwill of $1.0 million was recognized from this acquisition, including adjustments associated with deferred income taxes. The amount of goodwill that is expected to be deductible for income tax purposes is $4.3 million.
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

As a result of all acquisitions completed, goodwill totaled $371.3 million, $354.5 million, and $370.8 million as of March 31, 2026, March 31, 2025, and December 31, 2025, respectively, and is attributable to gas utility, water and wastewater acquisitions. Goodwill included in the SiEnergy segment category totaled $186.2 million, $171.0 million, and $185.7 million as of March 31, 2026, March 31, 2025, and December 31, 2025, respectively. Goodwill included in the NWN Water segment category totaled $185.1 million, $183.5 million, and $185.1 million as of March 31, 2026, March 31, 2025, and December 31, 2025, respectively. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized during the three months ended March 31, 2026.

15. DERIVATIVE INSTRUMENTS

NW Natural
NW Natural enters into financial derivative contracts primarily to hedge a portion of the NW Natural segment's natural gas sales requirements. These contracts include swaps and forward contracts. These derivative financial instruments are primarily used to manage the price variability of natural gas, interest rates, and foreign currency. A small portion of NW Natural's derivative hedging strategy involves hedging interest rates and foreign currency forward contracts.

NW Natural enters into these financial derivatives, up to prescribed limits, primarily to hedge price variability related to term physical gas supply contracts, and variable rate debt and for pipeline demand charges paid in Canadian dollars.

In the normal course of business, NW Natural also enters into indexed-price physical forward natural gas commodity purchase contracts and options to meet the requirements of NW Natural customers. These contracts qualify for regulatory deferral accounting treatment.

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	March 31,		December 31,
In thousands	2026	2025	2025
Natural gas (in therms):
Financial	544,690	611,200	757,895
Physical	487,775	401,750	692,275
Foreign exchange (in dollars)	$5,853	$10,132	$8,596

Purchased Gas Adjustment (PGA)
Rates and hedging approaches vary between states due to different rate structures and hedging mechanisms. Under the PGA mechanism in Oregon, derivatives entered into by NW Natural for the procurement or hedging of natural gas for future gas years generally receive regulatory deferral accounting treatment. In general, commodity hedging for the current gas year is completed prior to the start of the gas year, and hedge prices are fully recovered and reflected in the weighted-average cost of gas in the PGA filing. Hedge contracts entered into after the start of the PGA period for the current PGA year are subject to the PGA incentive sharing mechanism in Oregon. Under the PGA mechanism in Washington, NW Natural incorporates a risk-responsive hedging strategy, and receives regulatory deferral accounting treatment for Washington gas hedges.

NW Natural entered the 2025-26 gas year with forecasted sales volume hedged at approximately 79% in total, including 64% in financial hedges and 15% in physical gas supplies. The total hedged for Oregon was approximately 84%, including 69% in financial hedges and 15% in physical gas supplies. The total hedged for Washington was approximately 33%, including 20% in financial hedges and 13% in physical gas supplies.

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	Three Months Ended March 31,
	2026		2025
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(15,029)	$(114)	$29,697	$(24)
Amounts deferred to regulatory accounts on balance sheet	15,029	114	(29,697)	24
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

Unrealized Gain/Loss
Outstanding derivative instruments related to regulated NW Natural operations are deferred in accordance with regulatory accounting standards. The cost of foreign currency forward and natural gas derivative contracts are recognized immediately in the cost of gas; however, costs above or below the amount embedded in the current year PGA are subject to a regulatory deferral tariff and therefore, are recorded as a regulatory asset or liability.

Realized Gain/Loss
NW Natural realized net losses of $41.5 million and net losses of $46.2 million for the three months ended March 31, 2026 and 2025, respectively, from the settlement of natural gas financial derivative contracts. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of March 31, 2026 or 2025. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold based on our credit rating before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2026 or 2025. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed but could potentially require additional collateral posting by NW Natural in the event of a material adverse change in NW Natural's ability to perform.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $2.6 million and a liability of $58.8 million as of March 31, 2026, an asset of $2.6 million and a liability of $31.7 million as of March 31, 2025, and an asset of $2.8 million and a liability of $76.1 million as of December 31, 2025.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed-price natural gas commodity swaps and interest rate swaps with financial counterparties. NW Natural utilizes master netting arrangements with International Swaps and Derivatives Association (ISDA) contracts to minimize these risks including ISDA Credit Support Agreements with counterparties based on their credit ratings. Additionally, NW Natural uses counterparty, industry, sector and country diversification to minimize credit risk. In certain cases, NW Natural may require counterparties to post collateral, guarantees, or letters of credit to maintain its minimum credit requirement standards or for liquidity management purposes. See Note 15 in the 2025 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustment for all financial derivatives outstanding to the fair value calculation was $0.2 million, which decreased the liability at March 31, 2026. The net fair value was a liability of $56.2 million, a liability of $29.1 million, and a liability of $73.3 million as of March 31, 2026 and 2025, and December 31, 2025, respectively. No Level 3 inputs were used in our derivative valuations during the three months ended March 31, 2026, and 2025. See Note 2 in the 2025 Form 10-K.

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

Unrealized gains (losses) related to the interest rate swap agreement are recorded in AOCI on the consolidated balance sheet and were immaterial as of March 31, 2026, March 31, 2025, and December 31, 2025. Realized gains or losses occur as a result of monthly swap settlements. Gains of $0.1 million were reclassified from AOCI to net income during the three months ended March 31, 2025 and were immaterial during the three months ended March 31, 2026. The estimated amount of gains recorded in AOCI as of March 31, 2026 that are expected to be reclassified to net income within the next twelve months is immaterial.

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

NWN Renewables Purchase Agreements
Under the purchase agreement, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL facilities over a 20-year period at a contractually specified price. In December 2025, Ohio Renewables entered into an agreement to purchase up to an annual specified amount of RNG produced by the EDL facilities from a separate investment-grade counterparty over an 11-year period at a contractually specified price. Purchase volumes are variable based on production, and purchases may not exceed contracted amounts. We currently estimate the amount of RNG purchases from both facilities based on prices and quantities specified in the agreements to be as follows: approximately $31.4 million in 2027, $31.6 million in 2028, $30.8 million in 2029, $31.4 million in 2030 and $599.3 million thereafter. For the three months ended March 31, 2026, purchases totaled $4.1 million, for total expected purchases of $20.9 million in 2026.

NW Holdings entered into a guarantee on behalf of Ohio Renewables with EDL. Per the guarantee, NW Holdings unconditionally and irrevocably guarantees the timely payment and performance when due of all obligations of Ohio Renewables. NW Holdings has not recognized a liability for its obligations under the guarantee in accordance with ASC 460, Guarantees.

NWN Renewables Sale Agreements
2024 - 2026
Ohio Renewables has contracted to sell RNG produced by the EDL facilities up to certain specified volumes beginning in 2024 through 2026 to an investment-grade counterparty. Upon each delivery of RNG, Ohio Renewables will purchase an equal quantity of natural gas without renewable attributes at the same delivery point. Ohio Renewables has separately contracted to sell the natural gas purchased from EDL to another counterparty also at the same delivery point upon receipt. Alongside these agreements, NW Holdings entered into a guarantee on behalf of Ohio Renewables. Per the guarantee, NW Holdings unconditionally and irrevocably guarantees the prompt payment of all present and future obligations of Ohio Renewables. NW Holdings has not recognized a liability for its obligations under the guarantee in accordance with ASC 460, Guarantees.

The guarantee specifies annual cap amounts on the aggregate liability covered by the Guarantee as follows:

In thousands	2026
Cap Amount	$21,113

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	March 31,		December 31,	March 31,		December 31,
In thousands	2026	2025	2025	2026	2025	2025
Portland Harbor site:
Gasco Sediments	$11,510	$10,816	$13,950	$42,755	$41,565	$43,247
Other Portland Harbor	3,189	3,109	3,669	12,132	11,657	12,770
Gasco Upland site	22,089	20,767	25,643	275,514	63,594	61,782
Front Street site	455	760	486	290	278	292
Oregon Steel Mills	—	—	—	179	179	179
Total	$37,243	$35,452	$43,748	$330,870	$117,273	$118,270

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

The estimated costs for the various sediment remedy alternatives in the draft EE/CA, for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from approximately $54 million to $350 million. NW Natural has recorded a liability of $54 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

Gasco Uplands Site
A predecessor of NW Natural, Portland Gas and Coke Company, owned a former gas manufacturing plant that was closed in 1958 (Gasco site) and is adjacent to the Portland Harbor site described above. The Gasco site has been under investigation by NW Natural for environmental contamination under the ODEQ Voluntary Cleanup Program (VCP). It is not included in the range of remedial costs for the Portland Harbor site noted above. The Gasco site is managed in two parts, the uplands portion (including the IRAM) and the groundwater source control action.

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

In December 2024, NW Natural submitted the Gasco uplands FS to ODEQ. The FS presents a set of remedial action alternatives and provides the basis for range of potential remedial costs for the site. In April 2026, NW Natural submitted a revised FS to ODEQ addressing comments it had received on the original FS submission. The revised FS included changes to the remediation alternatives as well as the addition of the estimated costs to operate and monitor the site for 30 years after remediation. The revised range of alternative remedies excluding the cost of the Interim Remedial Action Measure (IRAM) for the Gasco uplands site is an estimated range from $288 million to $950 million, which includes a range of undiscounted monitoring costs for a 30 year period that range from approximately $230 million to $250 million. NW Natural has recorded a liability of $288 million, which reflects the low end of the range. ODEQ is currently reviewing the revised submission.

Additionally, the EPA's Gasco sediments Administrative Order requires the integration of upland source controls with the sediment remedy. The selected sediment remedy, which is discussed above under "Gasco Sediments," is currently under separate design for the EPA. To comply with the source control integration requirement, some Gasco uplands work must be expedited. An Interim Removal Action Measure (IRAM) for the Gasco uplands is the regulatory mechanism ODEQ has selected to accomplish that goal. As a result, the Gasco uplands FS also includes a separate range of potential remedial costs for the IRAM. The alternative remedies for the IRAM range from $10 million to $78 million. NW Natural has recorded a liability of $10 million, which reflects the low end of the range.

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

In July 2017, ODEQ issued the PGM ROD. The ROD specifies the selected remedy, which requires a combination of dredging, capping, treatment, and natural recovery. In addition, the selected remedy also requires institutional controls and long-term inspection and maintenance. Construction of the remedy began in July 2020 and was completed in October 2020. The second year of post-construction monitoring was completed in 2022 and demonstrated that the cap was intact and performing as designed. NW Natural has recognized an additional liability of $0.7 million associated with long-term monitoring and post-construction work.

Environmental Cost Deferral and Recovery
NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recover prudently incurred costs allocable to Oregon customers, subject to an earnings test. On October 21, 2019, the WUTC authorized an Environmental Cost Recovery Mechanism (ECRM) for recovery of prudently incurred costs allocable to Washington customers beginning November 1, 2019. See Note 17 in the 2025 Form 10-K for a description of SRRM and ECRM collection processes.

The following table presents information regarding the total regulatory asset deferred:

	March 31,		December 31,
In thousands	2026	2025	2025
Deferred costs and interest (1)	$72,897	$65,526	$71,954
Accrued site liabilities (2)	368,090	152,692	161,993
Insurance proceeds and interest	(42,358)	(47,655)	(41,736)
Total regulatory asset deferral(1)	398,629	170,563	192,211
Current regulatory assets(3)	12,271	10,819	12,148
Long-term regulatory assets(3)	386,358	159,744	180,063
(1)    Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were immaterial at March 31, 2026, March 31, 2025, and December 31, 2025.
(3)    Environmental costs relate to specific sites approved for regulatory deferral by the OPUC and WUTC. In Oregon, NW Natural earns a carrying charge on cash amounts paid, whereas amounts accrued but not yet paid do not earn a carrying charge until expended. It also accrues a carrying charge on insurance proceeds for amounts owed to customers. In Washington, neither the cash paid for insurance proceeds received accrue a carrying charge. Current environmental costs represent remediation costs management expects to collect from customers in the next 12 months. Amounts included in this estimate are still subject to a prudence and earnings test review by the OPUC and do not include the $5 million tariff rider. The amounts allocable to Oregon are recoverable through NW Natural rates, subject to an earnings test.

Environmental Earnings Test
To the extent NW Natural earns at or below its authorized Return on Equity (ROE) as defined by the SRRM, remediation expenses and interest in excess of the $5 million tariff rider and $5 million insurance proceeds are recoverable through the SRRM. To the extent NW Natural earns more than its authorized ROE in a year, it is required to cover environmental expenses and interest on expenses greater than the $10 million with those earnings that exceed its authorized ROE.

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

For additional information regarding other environmental matters, see Note 17 in the 2025 Form 10-K.

18. SUBSEQUENT EVENTS

On May 1, 2026, NW Natural entered into a Reimbursement Agreement and Continuing Indemnity Relating to Standby Letters of Credit/Letters of Guarantee (LC Reimbursement Agreement), between NW Natural and The Toronto-Dominion Bank, New York Branch (TD Bank), pursuant to which NW Natural agreed to reimburse TD Bank for disbursements in respect of letters of credit issued pursuant to the LC Reimbursement Agreement from time to time. NW Natural expects to use letters of credit issued under the facility created by the LC Reimbursement Agreement (LC Facility) primarily to support its participation in Washington Climate Commitment Act cap-and-invest program auctions.

The 2026 LC Reimbursement Agreement provides that the aggregate undrawn face amount of letters of credit issued thereunder may not exceed $100 million. TD Bank has no commitment to issue letters of credit under the LC Facility and will have the sole discretion to limit and condition the terms for the issuance of letters of credit (including maximum face amounts).

The LC Reimbursement Agreement is cross-defaulted to NW Natural's Amended and Restated Credit Agreement. The occurrence of an Event of Default (as defined in the LC Reimbursement Agreement) would entitle TD Bank to require cash collateral for the Obligations, as defined in the LC Reimbursement Agreement, and to exercise all other rights and remedies available under the LC Reimbursement Agreement and under applicable law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three months ended March 31, 2026 and 2025 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period is not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2025 Annual Report on Form 10-K, as applicable (2025 Form 10-K).

NW Natural operates as one reportable business segment on a consolidated basis. Prior to the first quarter of 2026, the reportable business segment NW Natural was represented as NWN Gas Utility and excluded certain gas storage and other business activities that were included in Other. Consistent with the method in which the Chief Operating Decision Maker (CODM) reviews each business, these activities were consolidated into NWN Gas Utility and presented as the reportable business segment NW Natural beginning in the first quarter of 2026. NW Natural is primarily a regulated local gas distribution company serving customers in Oregon and southwest Washington. NW Natural also provides regulated storage services at its Mist underground storage facility. The Mist underground storage facility serves distribution and interstate storage customers, and owns the North Mist gas storage facility, which serves a local electric company. NW Natural also owns NWN Gas Reserves and NW Natural RNG Holding Company, LLC, which procures regulated renewable natural gas for distribution customers. Additionally, NW Natural encompasses interstate storage services, third-party asset management services, and appliance center retail operations.

SiEnergy, which was acquired on January 7, 2025, is a regulated natural gas distribution utility and serves residential and commercial customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas. SiEnergy also includes a natural gas transmission utility serving customers in the greater metropolitan areas of Dallas and Austin, Texas. SiEnergy activities are reported in the SiEnergy segment.

NWN Water is a regulated water and wastewater utility serving residential and commercial customers in Oregon, Washington, Idaho, Texas, and Arizona. The activities of NWN Water are reported in the NWN Water segment, which also includes non-regulated water and wastewater services businesses in Oregon, Washington and Idaho, and an equity method investment in Avion Water Company, Inc. In addition, NWN Water provides water services to communities throughout the Pacific Northwest and California.

Other activities for NW Holdings, aggregated and reported as Other, include NWN Renewables and its non-regulated renewable natural gas activities; and NNG Financial's investment in Kelso-Beaver Pipeline (KB Pipeline), which is accounted for under the equity method. See Note 4 for further discussion of our business segments and other, as well as our direct and indirect wholly-owned subsidiaries.

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

	Three Months Ended March 31,
Diluted earnings per share	2026	2025
Diluted EPS Total(1)	$2.33	$2.18
NW Natural(2)	2.24	2.26
SiEnergy(2)	0.22	0.14
NWN Water(2)	0.03	0.04
Other(2)	(0.16)	(0.26)
(1)    Total Diluted EPS is equal to the sum of Diluted EPS for NW Natural, SiEnergy, NWN Water and Other.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

EXECUTIVE SUMMARY

Key quarter-to-date financial highlights for NW Holdings include:

	Three Months Ended March 31,
	2026	2025	YTD
In millions, except per share data	Amount	Amount	Change
Consolidated:
Net income	$97.5	$87.9	$9.6
Diluted EPS	$2.33	$2.18	$0.15

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO MARCH 31, 2025.

•Consolidated net income increased by $9.6 million or $0.15 per diluted share.
•The increase in net income is primarily driven by new NW Natural rates in Oregon, effective October 31, 2025, organic growth at SiEnergy, and the acquisition of Pines in June 2025. These benefits were partially offset by increases in interest expense and depreciation expense.
•Customer growth was 2.8%, driven by organic growth at SiEnergy and NWN Water, and the Pines and Inline acquisitions.
•Capital expenditures were $113.7 million, as we continue to invest in our utility systems to support safety and reliability.

Key quarter-to-date financial highlights for NW Natural include:

	Three Months Ended March 31,
	2026	2025	YTD
In millions	Amount	Amount	Change
Consolidated:
Net income	$93.7	$91.0	$2.7

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO MARCH 31, 2025.

•Consolidated net income increased by $2.7 million and was primarily driven by new rates in Oregon, effective October 31, 2025. This benefit was partially offset by increases in depreciation expense, interest expense and operations and maintenance expenses.
•Capital expenditures were $79.6 million, due primarily to continued investments to support the safety and reliability of NW Natural.

RESULTS OF SEGMENTS

NW NATURAL SEGMENT RESULTS. NW Natural results were as follows:

	Three Months Ended March 31,		YTD Change
In thousands, except per share data	2026	2025
Margin(1)	$270,390	$264,559	$5,831
Operating expenses:
Operations and maintenance	70,530	67,766	2,764
General taxes	16,037	14,979	1,058
Depreciation	39,444	36,036	3,408
Other operating expenses	693	746	(53)
Total operating expenses	126,704	119,527	7,177
Income from operations	143,686	145,032	(1,346)
Other expense, net	(104)	(2,749)	2,645
Interest expense, net	17,678	15,580	2,098
Income before income taxes	125,904	126,703	(799)
Income tax expense (benefit)	32,155	35,664	(3,509)
Net income	$93,749	$91,039	$2,710
EPS(2)	$2.24	$2.26	$(0.02)
(1)    See NW Natural Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO MARCH 31, 2025. The primary factors contributing to the $2.7 million increase in NW Natural net income were as follows:
•$5.8 million increase in margin driven by new rates on October 31, 2025 for Oregon customers. See the NW Natural margin table below for additional margin detail;
•$3.5 million decrease in income tax expense primarily due to lower non-deductible executive compensation and higher AFUDC equity income; partially offset by
•$3.4 million increase in depreciation expense due to additional capital investments; and
•$2.8 million increase in operations and maintenance expenses due primarily to an increase in employee related expenses, technology, insurance and professional services expenses.

For the three months ended March 31, 2026, total NW Natural volumes sold and delivered decreased by 42.7 million therms compared to the same period in 2025 primarily due to lower usage from residential and commercial sales customers.

NW NATURAL MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

	Three Months Ended March 31,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2026	2025	YTD Change
Volumes (therms)
Residential and commercial sales	273,077	310,183	(37,106)
Industrial sales and transportation	118,964	124,555	(5,591)
Total volumes sold and delivered	392,041	434,738	(42,697)
Operating Revenues
Residential and commercial sales	$397,535	$413,163	$(15,628)
Industrial sales and transportation	23,699	22,745	954
Regulated gas storage	9,606	9,784	(178)
Other revenue	3,056	3,121	(65)
Total operating revenues	433,896	448,813	(14,917)
Less: Cost of gas	140,144	159,436	19,292
Less: Environmental remediation expense	6,325	6,253	(72)
Less: Revenue taxes	17,037	18,565	1,528
Margin	$270,390	$264,559	$5,831
Margin(1)
Residential and commercial sales	$247,443	$241,361	$6,082
Industrial sales and transportation	10,943	9,352	1,591
Regulated gas storage	9,606	9,784	(178)
Gain (loss) from gas cost incentive sharing(2)	(658)	941	(1,599)
Other margin	3,056	3,121	(65)
Margin	$270,390	$264,559	$5,831
Cost of Gas Detail
Volumes sold (therms)(3)	299,729	338,144	(38,415)
Average cost of gas (cents per therm)	$0.47	$0.47	$—
Degree days(4)
Average(5)	1,335	1,326	9
Actual	1,196	1,276	(6)%
Percent (warmer) colder than average weather	(10)%	(4)%
	As of March 31,
Meters	2026	2025	Growth
Residential	740,709	736,853	0.5%
Commercial	69,350	69,526	(0.3)%
Industrial	1,030	1,047	(1.6)%
Total	811,089	807,426	0.5%
(1)    Amounts reported as NW Natural margin for each category of meters are operating revenues less cost of gas, environmental remediation expense and revenue taxes, subject to earnings test considerations, as applicable.
(2)    For additional information regarding NW Natural's gas cost incentive sharing mechanism, see Part II, Item 7 "Results of Operations—Regulatory Matters—Rate Mechanisms—Gas Reserves" in NW Natural's 2025 Form 10-K.
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

SIENERGY SEGMENT RESULTS. SiEnergy results and highlights include:

	Three Months Ended March 31,		YTD Change
In thousands, except per share data	2026	2025(3)
Margin(1)	$18,455	$13,584	$4,871
Operating expenses:
Operations and maintenance	2,814	1,682	1,132
General taxes	10	219	(209)
Depreciation	1,797	2,070	(273)
Total operating expenses	4,621	3,971	650
Income from operations	13,834	9,613	4,221
Other income, net	336	93	243
Interest expense, net	2,543	2,257	286
Income before income taxes	11,627	7,449	4,178
Income tax expense	2,537	1,944	593
Net income	$9,090	$5,505	$3,585
EPS(2)	$0.22	$0.14	$0.08
(1)    See SiEnergy Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
(3)    SiEnergy was acquired by NW Holdings on January 7, 2025. Results for the period from January 7, 2025 to March 31, 2025 are presented in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy segment.
THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO MARCH 31, 2025. The primary factors contributing to the $3.6 million increase in SiEnergy net income were as follows:
•$4.9 million increase in margin driven primarily by organic growth and the acquisition of Pines Holdings, LLC (Pines) on June 2, 2025. See the SiEnergy margin table below for additional margin detail. Benefits to net income were partially offset by
•$1.1 million increase in operations and maintenance expenses due primarily to higher payroll and benefit costs and an increase in system maintenance expenses.

For the three months ended March 31, 2026, total SiEnergy volumes sold and delivered increased by 4.1 million therms compared to the same period in 2025 primarily due to organic growth and the Pines acquisition.

SIENERGY MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

	Three Months Ended March 31,		Favorable/(Unfavorable)
In thousands, except degree day and customer data	2026	2025(5)	YTD Change
Volumes (therms)
Residential and commercial sales	17,166	13,664	3,502
Transportation	1,128	549	579
Total volumes sold and delivered	18,294	14,213	4,081
Operating Revenues
Residential and commercial sales	$30,891	$21,905	$8,986
Transportation	205	198	7
Other distribution revenues	599	563	36
Total operating revenues	31,695	22,666	9,029
Less: Cost of gas	12,279	8,303	3,976
Less: Revenue taxes	961	779	182
Margin	$18,455	$13,584	$4,871
Margin(1)
Residential and commercial sales	$17,658	$12,830	$4,828
Transportation	198	191	7
Other margin	599	563	36
Margin	$18,455	$13,584	$4,871
Cost of Gas Detail
Volumes sold (therms)(2)	17,166	13,664	3,502
Average cost of gas (cents per therm)	$0.72	$0.61	$0.11
Degree days(3)
Average(4)	729	719	10
Actual	563	773	(210)
Percent (warmer) colder than average weather(4)	(23)%	8%	(31)%
	As of March 31,
Meters	2026	2025	Growth
Residential	92,067	72,663	26.7%
Commercial	687	414	65.9%
Total	92,754	73,077	26.9%
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
(5)    SiEnergy was acquired by NW Holdings on January 7, 2025. Results for the period from January 7, 2025 to March 31, 2025 are presented in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy segment.

NWN WATER SEGMENT RESULTS. NWN Water results and highlights include:

	Three Months Ended March 31,		YTD Change
In thousands, except per share data	2026	2025
Operating Revenues	$14,969	$13,909	$1,060
Operating expenses:
Operations and maintenance	8,607	7,265	1,342
General taxes	286	565	(279)
Revenue taxes	102	61	41
Depreciation	2,893	2,394	499
Other operating expenses	682	581	101
Total operating expenses	12,570	10,866	1,704
Income from operations	2,399	3,043	(644)
Other income, net	274	68	206
Interest expense, net	688	792	(104)
Income before income taxes	1,985	2,319	(334)
Income tax expense	554	631	(77)
Net income	$1,431	$1,688	$(257)
EPS(1)	$0.03	$0.04	$(0.01)

Connections	As of March 31, 2026	As of March 31, 2025	Growth
Water and wastewater	81,237	78,052	4.1%
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO MARCH 31, 2025. The primary factors contributing to the $0.3 million decrease in net income were as follows:
•$1.3 million increase in operations and maintenance expenses primarily due to higher payroll and benefit costs; partially offset by
•$1.1 million increase in operating revenues primarily driven by organic customer growth, the Inline acquisition in the fourth quarter of 2025, and new rates at our largest utility in Arizona.
OTHER RESULTS. Other results and highlights include:

	Three Months Ended March 31,		YTD Change
In thousands, except per share data	2026	2025
Operating Revenues	$9,843	$8,896	$947
Operating expenses:
Cost of gas	5,726	5,252	474
Operations and maintenance	1,158	6,970	(5,812)
General taxes	10	8	2
Total operating expenses	6,894	12,230	(5,336)
Income from operations	2,949	(3,334)	6,283
Other income, net	6	72	(66)
Interest expense, net	12,443	10,766	1,677
Income before income taxes	(9,488)	(14,028)	4,540
Income tax expense (benefit)	(2,707)	(3,712)	1,005
Net loss	$(6,781)	$(10,316)	$3,535
EPS(1)	$(0.16)	$(0.26)	$0.10
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO MARCH 31, 2025. The primary factors contributing to the $3.5 million, decrease in net loss were as follows:
•$5.8 million decrease in operations and maintenance expenses due primarily to lower business development and acquisition costs; partially offset by
•$1.7 million increase in interest expense due primarily to higher long-term debt at NW Holdings from Junior Subordinated Debentures issued in March 2025 and higher commercial paper balances.

CURRENT ECONOMIC AND POLITICAL CONDITIONS. Current economic and political conditions are reviewed and monitored on an ongoing basis for potential impacts to our business. This includes changes in inflation and interest rates, tariffs or trade restrictions, geopolitical conflicts and uncertainty, supply chain disruptions, and other regulatory, physical or cyber related risks impacting our business. Further, we review U.S. federal, state and local policies, executive orders, rules, initiatives and other changes to fiscal, tax, regulation, environmental, climate and other federal policies that may impact our businesses, all of which could impact the conditions in which we operate.

We continue to evaluate the effect of additional tariffs on our businesses, specifically natural gas imports at our gas utilities. SiEnergy, located in Texas, does not import natural gas. NW Natural imported approximately 60% of our natural gas from Canada in 2025. NW Natural's third-party asset manager imports the majority of NW Natural's gas each year and is not subject to tariffs because they are a United States-Mexico-Canada Agreement (USMCA) certified importer of record. NW Natural is a USMCA certified importer. We’ve evaluated tariffs across our businesses and at this time, we do not anticipate the currently implemented tariffs to have a material impact on our businesses. We continue to evaluate the potential impact of efforts to impose new or modified tariffs and the legal proceedings that may impact them.

We continue to monitor the impact of the conflict in the Middle East and the resulting volatility in global natural gas prices. NW Natural and SiEnergy recover the cost of natural gas through rates. In addition, for the 2025-26 gas year, the total amount of forecasted sales volumes hedged was approximately 84% in Oregon and 33% in Washington. We expect to continue hedging for the upcoming 2026-27 gas year in the coming months, have not experienced gas price volatility in regard to the conflict in the Middle East, and will continue to assess these factors.

Supply chains and lead times have generally returned to normalized levels. For critical equipment and materials, we do extensive planning and make purchases in advance or maintain the appropriate amount of inventory to support our businesses.

For all of our businesses, we continuously monitor interest rates and financing options. Our regulated utilities generally recover interest expense on their long-term debt through their authorized cost of capital.

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2025 Form 10-K.

NW Natural
NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At March 31, 2026, approximately 88% of NW Natural customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation and policy, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. NW Natural continuously evaluates the need for rate cases in its jurisdictions. See "Most Recent Completed Rate Cases" below.

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

On March 23, 2026, NW Natural filed a settlement with the WUTC that addressed all issues but one in the Rate Case (Stipulation). The Stipulation provides for a $20.1 million revenue increase in Year 1, a $7.7 million revenue increase in Year 2 and an $8.7 million revenue increase in Year 3. The revenue requirement for Year 1 includes the addition to rate base expected to be placed in-service by the start of Rate Year 1. Rate Years 2 and 3 include additions to rate base during the rate years. Plant placed into service after March 31, 2025 is subject to review, adjustment and refund according to actual costs incurred.

The incremental revenue requirement for each year is based upon the following assumptions:

	Year 1	Year 2	Year 3
Revenue Requirement Increase	$20.1 million	$7.7 million	$8.7 million(2)
Capital Structure	•50.0% long-term debt •50.0% common equity	•50.0% long-term debt •50.0% common equity	•50.0% long-term debt •50.0% common equity
Return on Equity	9.5%	9.5%	9.5%
Overall Rate of Return	7.15%	7.18%	7.22%
Average Rate Base	$328.0 million(1)	$369.6 million	$410.7 million

(1) Represents an increase of $80.7 million since the last rate case.
(2) Includes approximately $3.5 million related to an updated depreciation study.

The Stipulation does not address NW Natural's line extension allowance policy, which is subject to the ongoing regulatory litigation process. The Stipulation is subject to the review and approval of the WUTC. For new rates to be effective, the WUTC must issue an order, which may approve or deny the terms of the Stipulation or be issued under the WUTC's own terms. NW Natural expects new rates to take effect on August 1, 2026.

Rate Mechanisms
During 2026 and 2025, NW Natural's key approved rates and recovery mechanisms for each service area included:

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

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. As of March 31, 2026, NW Natural's forecasted sales volume was hedged at approximately 79% in total for the 2025-26 gas year, including 64% in financial hedges and 15% in physical gas supplies. The total hedged was approximately 84% in Oregon and 33% in Washington.

For the subsequent two gas years, NW Natural is hedged in total between 15% and 28% for annual requirements. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and or storage recall by NW Natural. We will continue to monitor gas prices as we fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the upcoming PGA year will be included in the Company’s PGA filings in Oregon and Washington.

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

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NW Natural business is earning above its authorized ROE threshold. If NW Natural business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2024-25 and 2025-26 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar years 2023, 2024, and 2025, the ROE threshold was 10.40%. NW Natural filed the 2025 earnings test in April 2026, indicating no customer credit adjustment based on results. NW Natural does not expect a customer credit adjustment for 2026 based on preliminary results of the earnings test.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, along with the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of March 31, 2026, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers.

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

Investments in RNG facilities are recovered through an automatic adjustment clause that allows recovery of NW Natural's investments in RNG projects, including operating costs, to be added to rates annually on October 31st, following a prudence review. The RNG recovery mechanism allows NW Natural to defer for recovery or credit the differences between the forecasted and actual costs of the RNG projects, subject to an earnings test that includes deadbands at 50 basis points below and above NW Natural's authorized ROE. NW Natural has two investments that the OPUC has approved for recovery in rates. For 2025, NW Natural submitted this test to the OPUC in April 2026. No earnings test adjustment is expected for 2025. For RNG procurement contracts, NW Natural seeks recovery of the costs along with the PGA, subject to a prudence review.

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

In addition, the SRRM also provides for the annual collection of $5.0 million from Oregon customers through a tariff rider. As it collects amounts from customers, NW Natural recognizes these collections as revenue net of any earnings test adjustments and separately amortizes an equal and offsetting amount of the deferred regulatory asset balance through the environmental remediation operating expense line shown separately in the operating expenses section of the Consolidated Statements of Comprehensive Income (Loss). For additional information, see Note 17 in the 2025 Form 10-K.

The SRRM earnings test is an annual review of adjusted NW Natural ROE compared to authorized NW Natural ROE. To apply the earnings test NW Natural must first determine what if any costs are subject to the test through the following calculation:

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

To the extent the NW Natural business earns at or below its authorized ROE as defined in the SRRM, the total amount transferred to post-review is recoverable through the SRRM. To the extent more than authorized ROE is earned in a year, the amount transferred to post-review would be reduced by those earnings that exceed its authorized ROE. For 2025, NW Natural has submitted this test to the OPUC in April 2026. No earnings test adjustment is expected for 2025.

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

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2025 IRP for both Oregon and Washington on August 1, 2025. The 2025 IRP evaluates several scenarios based on a range of inputs and outlines the least-cost least-risk portfolio of resources required to meet future demand and environmental compliance obligations. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP Action Plan individually or in total. In April 2026, NW Natural received a letter of compliance from the WUTC. NW Natural anticipates that decisions from the OPUC will come in the first half of 2026.

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

SIENERGY
Most Recently Completed Rate Case
SiEnergy's natural gas distribution business is located in Texas and primarily serves customers in the Houston, Dallas, and Austin metropolitan areas. Under Texas' regulatory paradigm, original jurisdiction over natural distribution rates is shared between the Railroad Commission of Texas (RRC) and the municipalities where the utility provides service. The RRC has exclusive original jurisdiction over natural gas utility rates in areas outside of municipalities. A municipality has original jurisdiction over the rates, operations and services provided by any gas utility distributing natural gas within city or town limits, unless it has surrendered its original jurisdiction to the RRC. However, any municipal rate decision can be appealed to the RRC, which will conduct its own review, including compiling a new evidentiary record. SiEnergy's last general rate case was settled in 2023 with new rates effective in September 2023. As part of the black box settlement, SiEnergy's annual revenue requirement increased by $5.5 million based on an approved net plant amount of approximately $151.6 million through March 31, 2023. Given the nature of the black box settlement, SiEnergy's authorized rate of return and capital structure were not specified.

Regulatory Proceeding Updates
2026 RATE CASE. On May 4, 2026, SiEnergy Gas, LLC (SiEnergy Gas), Pines Gas, Inc. and Pines Gas Development, Inc. filed a request for a general rate increase with the RRC. The filing seeks to consolidate the corporate and regulatory structures of these entities – including all of their assets and liabilities – into SiEnergy Gas as the surviving entity. The filing further requests the establishment of system-wide rates. The filing requests an overall revenue requirement increase of $12.0 million, reflecting a 16.1% increase in such entities' overall combined revenue, including gas costs. The filing also includes a request to establish baseline factors for future interim rate adjustment filings under Texas' Gas Reliability Infrastructure Program, which allows, subject to refund, recovery on and of incremental changes in invested capital between rate cases (subject to a prudence review). The request is based on the following assumptions or requests:

•Capital structure of 40% long-term debt and 60% equity;
•Return on equity of 10.75%;
•Cost of long-term debt of 5.69%; and
•Cost of capital of 8.73%.

SiEnergy's filing will be reviewed by the RRC and other stakeholders. New rates are expected to take effect in the fourth quarter of 2026.

TEXAS HOUSE BILL 4384. In June 2025, Texas House Bill 4384 was signed into law, allowing gas utilities in Texas to defer, and later recover, specific costs related to property, plant and equipment placed in service, but not yet reflected in base rates, including depreciation, ad valorem taxes, and carrying cost. SiEnergy applied the new provisions to property, plant and equipment placed in service but not yet reflected in rates in the first quarter of 2026. The impact was not material for the first quarter results.

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

WNA. SiEnergy's service areas utilize weather normalization mechanisms (WNA). These mechanisms are designed to reduce the delivery charge component of customer's bills for the additional volumes used when actual heating degree days (HDDs) exceed normalized HDDs and to increase the delivery charge component of customers' bills for the reduction in volumes used when actual HDDs are less than normal HDDs.

NWN WATER
The wholly-owned and non-wholly-owned regulated water businesses of NWN Water are subject to regulation by the utility commissions in the states in which they are located, which currently includes Oregon, Washington, Arizona, Idaho, and Texas. The wholly-owned regulated wastewater businesses of NWN Water are subject to regulation by the utility commissions in the states in which they are located, which currently includes Texas and Arizona. In addition, NWN Water includes wholly-owned unregulated wastewater businesses in Oregon, Washington, and Idaho.

Most Recently Completed Rate Cases

Entity	State	Regulator	Revenue Requirement Increase (in millions)	Rate Effective Date	Equity Ratio	Return on Equity	Outcome
Foothills Utilities	Arizona	ACC	Water: $0.9 Wastewater: 3.0	11/1/2024	55.00%	9.55%	Settled
Sunriver Water	Oregon	OPUC	Water: 0.4	11/1/2024	n/a	n/a	Settled
Avion Water(1)	Oregon	OPUC	1.3	2/1/2025	51.35%	9.50%	Settled
Suncadia Water	Washington	WUTC	0.3	7/1/2025	n/a	n/a	Settled
Gem State Water	Idaho	IPUC	0.4	8/1/2025	55.00%	9.80%	Settled
Falls Water	Idaho	IPUC	0.6	9/1/2025	55.00%	9.80%	Settled
Cascadia Water	Washington	WUTC	1.1	10/21/2025	n/a	n/a	Litigated
South Coast Water	Oregon	OPUC	0.023	8/15/2025	n/a	9.50%	Settled
Seavey Loop Water	Oregon	OPUC	0.043	10/1/2025	n/a	9.50%	Settled
(1)    NWN Water owns a 50.0% stake in Avion Water.

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
•On April 1, 2026, Foothills Utilities filed a request for general rate revision with the Arizona Corporation Commission (ACC) for Foothills Yuma. On April 30, 2026, Foothills Utilities filed requests for general rate revision with the ACC for

Foothills Kingman West and Foothills Kingman East, respectively. The filings requested an aggregate revenue increase of $3.8 million for water and $0.7 million for wastewater. NWN Water filed to seek consolidation of these rate cases on May 4, 2026.
•On March 31, 2026, Blue Topaz filed a request for a general rate revision with the Public Utility Commission of Texas. The application included increases for water service of approximately $2.1 million, and $0.6 million for wastewater service.
•On April 10, 2026, Avion filed a request for a general rate revision with the Oregon Public Utilities Commission. In the application, Avion is seeking an annual revenue increase of $1.4 million.

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

Oregon
In November 2024, the Environmental Quality Commission of the Oregon Department of Environmental Quality (ODEQ) issued final cap and reduce rules for its Climate Protection Program (CPP), which became effective on January 1, 2025. The CPP establishes a program to reduce GHG emissions from covered entities, including natural gas utilities, by 50% by 2035 and 90% by 2050 from a 2017-2019 baseline. The first compliance period for the CPP concludes December 31, 2027. ODEQ previously promulgated CPP rules in December 2021, but the Oregon Court of Appeals invalidated these previous CPP rules in December 2023 for the agency’s failure to comply with rulemaking requirements under state law. A coalition of 29 labor organizations, businesses, trade associations, and utilities, including NW Natural, are currently challenging the CPP in the Oregon Court of Appeals.

NW Natural received an order from the OPUC authorizing deferral of costs under the prior CPP and current CPP. The first compliance period for the CPP has begun. Through 2025, NW Natural has not exceeded its limit on the GHG emissions the CPP attributes to it under the program. NW Natural is currently recovering in Oregon rates costs associated with RNG, as well as costs related to NW Natural’s transportation energy efficiency program, all of which reduce NW Natural’s compliance obligation under the CPP. NW Natural will continue to pursue recovery of costs associated with CPP compliance in rates.

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

Washington State
In 2025, Washington comprised approximately 8% of NW Natural’s revenues, as well as 2% and 14% of new meters from commercial and residential customers, respectively.

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

In 2022, the state of Washington enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly beginning January 1, 2023, resulting in an overall reduction of GHG emissions to 95% below 1990 levels by 2050. The Washington Department of Ecology has adopted rules to create a cap-and-invest program, under which entities, including natural gas and electric utilities, large manufacturing facilities, and transportation and other fuel providers, which are subject to the CCA must either reduce their emissions, purchase qualifying offsets (including RNG) or obtain allowances to cover any remaining emissions. NW Natural is subject to the CCA, has received an order authorizing deferral of CCA costs from the WUTC, and is currently recovering CCA compliance costs in rates. CCA compliance costs represent a 4.6% increase on residential bills as of January 1, 2025. Low-income customers do not participate in these compliance costs and are not impacted.

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

NW Natural Climate Initiatives and Compliance Actions
We expect that compliance with any form of regulation of GHG emissions will require additional resources and legislative or regulatory tools and will increase costs. The evolving guidance to implement the CCA and CPP, evolving carbon credit markets, decades-long compliance timeframes, likely changes in law and policy, and technological advancements, all make it difficult to accurately predict long-term tools and compliance costs for NW Natural. NW Natural has modeled pathways to compliance with the CCA and CPP in its most recent IRP. While costs associated with each possible compliance pathway differ, we are currently recovering costs associated with compliance with the CCA and CPP in rates.

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

	Three Months Ended March 31,
In thousands	2026	2025	YTD Change
NW Holdings cash provided by operating activities	$116,127	$179,610	$(63,483)
NW Natural cash provided by operating activities	108,334	181,230	(72,896)

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO MARCH 31, 2025. Cash provided by operating activities decreased $63.5 million at NW Holdings and $72.9 million at NW Natural. The significant factors contributing to the decrease at NW Natural were as follows:
•$27.3 million increase in cash paid for inventories;
•$25.2 million decrease in accounts payable; and
•$14.4 million decrease in decoupling mechanism.

The decrease in cash provided by operating activities at NW Holdings was primarily driven by the NW Natural factors discussed above.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16 in the 2025 Form 10-K.
Investing Activities

	Three Months Ended March 31,
In thousands	2026	2025	YTD Change
NW Holdings cash used by investing activities	$(116,053)	$(374,975)	$258,922
NW Natural cash used in investing activities	(80,524)	(84,753)	4,229

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO MARCH 31, 2025. Cash used by investing activities decreased $258.9 million at NW Holdings and decreased $4.2 million at NW Natural. The decrease in cash used by investing activities at NW Holdings was primarily driven by the acquisition of SiEnergy on January 7, 2025, for which $271.1 million in cash consideration was paid. In addition, NW Holdings capital expenditures increased by $11.5 million, driven by continued investment in our natural gas, water and wastewater utility systems.

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

Financing Activities

	Three Months Ended March 31,
In thousands	2026	2025	YTD Change
NW Holdings cash (used in) provided by financing activities	$(779)	$254,368	$(255,147)
NW Natural cash used by financing activities	(31,860)	(37,228)	5,368

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO MARCH 31, 2025. Cash (used in) provided by financing activities decreased $255.1 million at NW Holdings and cash used by financing activities decreased $5.4 million at NW Natural.

The decrease in cash (used in) provided by financing activities at NW Holdings was primarily driven by lower issuances of long-term debt, partially offset by lower repayments of short-term debt, lower proceeds from common stock issuances, and higher repayments on long-term debt.

The decrease in cash used by financing activities at NW Natural was primarily attributable to an increase in short-term debt repayments, net of a decrease in cash contributions received from NW Holdings.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	March 31,		December 31,
	2026	2025	2025
Common equity	39.3%	39.5%	37.7%
Long-term debt (including current maturities)	60.7	60.5	62.3
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	March 31,		December 31,
	2026	2025	2025
Common equity	50.8%	52.6%	49.6%
Long-term debt (including current maturities)	49.2	47.4	50.4
Total	100.0%	100.0%	100.0%

As of March 31, 2026 and 2025, and December 31, 2025, NW Holdings' consolidated capital structure included common equity of 37.7%, 38.7% and 36.2%; long-term debt of 54.4%, 58.2% and 55.7%; and short-term debt including current maturities of long-term debt of 7.9%, 3.1% and 8.1%, respectively. As of March 31, 2026 and 2025, and December 31, 2025, NW Natural's consolidated capital structure included common equity of 50.8%, 52.6%, and 49.4%; long-term debt of 47.4%, 46.4% and 48.5%; and short-term debt including current maturities of long-term debt of 1.8%, 1.0%, and 2.1%, respectively.

Liquidity and Capital Resources
At March 31, 2026 and 2025, NW Holdings had approximately $34.9 million and $100.1 million, and NW Natural had approximately $24.3 million and $81.8 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

ATM Equity Program
In August 2024, the Finance Committee of the NW Holdings' Board of Directors authorized NW Holdings' sale of $200 million in the aggregate gross sales price under the ATM equity program. NW Holdings is under no obligation to offer and sell common stock under the ATM equity program. Any shares of common stock offered under the ATM equity program are registered on NW Holdings’ universal shelf registration statement filed with the SEC, which expires August 2027, or will be registered on a subsequent registration statement to be filed by NW Holdings.

During the three months ended March 31, 2026, NW Holdings issued and sold 441,034 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $22.2 million, net of fees and commissions paid to agents of $0.3 million. As of March 31, 2026, $75.2 million of equity remained available for issuance under the ATM equity program.

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

At March 31, 2026, NW Natural satisfied the ring-fencing provisions described above.

Based on several factors, including current cash reserves, committed credit facilities, its ability to receive dividends from its operating subsidiaries, in particular NW Natural, and an expected ability to issue long-term debt and equity securities in the capital markets, NW Holdings believes its liquidity is sufficient to meet anticipated cash requirements, including all contractual obligations, investing, and financing activities as discussed in "Cash Flows" above, for at least the next 12 calendar months beginning April 1, 2026 and beyond such 12-month period based on NW Holdings' current business plans.

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

Dividend highlights include:

	Three Months Ended March 31,		YTD Change
Per common share	2026	2025
Dividends paid	$0.4925	$0.4900	$0.0025

In April 2026, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4925 per share. The dividend is payable on May 15, 2026 to shareholders of record on April 30, 2026, reflecting an annual indicated dividend rate of $1.97 per share.

NW Natural
For the NW Natural business segment, short-term borrowing requirements typically peak during colder winter months when NW Natural borrows money to cover the lag between natural gas purchases and bill collections from customers. Short-term liquidity for the NW Natural business is primarily provided by cash balances, internal cash flow from operations, proceeds from the sale of commercial paper notes, as well as available cash from multi-year credit facilities, short-term credit facilities, company-owned life insurance policies, the sale of long-term debt, and equity contributions from NW Holdings. NW Natural's long-term debt and contributions from NW Holdings are primarily used to finance NW Natural capital expenditures, refinance maturing debt, and provide temporary funding for other general corporate purposes of the NW Natural business.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at March 31, 2026. See "Credit Ratings" below and Note 15.

Other items that may have a significant impact on NW Natural's liquidity and capital resources include NW Natural's pension contribution requirements and environmental expenditures. For additional information, see Part II, Item 7 "Financial Condition" in the 2025 Form 10-K.

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

Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period at a contractually specified price. In December 2025, Ohio Renewables entered into an agreement to purchase up to an annual specified amount of RNG produced by the EDL Facilities from a separate investment-grade counterparty over an 11-year period at a contractually specified price. Purchase volumes for each agreement are variable based on production, and purchases may not exceed contracted amounts. We currently estimate the amount of RNG purchases based on prices and estimated production volumes specified in the agreements to be $31.4 million in 2027, $31.6 million in 2028, $30.8 million in 2029, $31.4 million in 2030 and $599.3 million thereafter. Year-to-date purchases through Q1 totaled $4.1 million, for total expected purchases of $20.9 million in 2026.

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

Short-Term Debt
At March 31, 2026, March 31, 2025 and December 31, 2025, short-term debt consisted of the following:

	March 31, 2026		March 31, 2025		December 31, 2025
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
Commercial Paper Borrowings - NW Holdings(2)	$171.3	4.1%	$—	—%	$162.0	4.1%
Commercial Paper Borrowings - NW Natural	—	—%	—	—%	10.0	4.0%
NW Holdings Credit Agreement Loans	—	—%	81.1	5.5%	—	—%
Total short-term debt	$171.3		$81.1		$172.0
(1) Weighted average interest rate on outstanding short-term debt
(2) NW Holdings initiated a commercial paper program in March 2025.

Credit Agreements
NW Holdings
At March 31, 2026, NW Holdings had a $250 million credit agreement with a feature that allows NW Holdings to request increases to the total commitment amount up to a maximum of $350 million (subject to lender approval). The maturity date of the agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2026 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$194
A/A1	56
Total	$250

NW Holdings did not have any outstanding balances drawn under the NW Holdings credit agreement at March 31, 2026 and at December 31, 2025. There was $81.1 million of outstanding balances under the NW Holdings agreement at March 31, 2025.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at March 31, 2026 and 2025, with consolidated indebtedness to total capitalization ratios of 59.1% and 57.7%, respectively.

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

NW Holdings had no letters of credit issued and outstanding at March 31, 2026 and 2025.

NW Natural
At March 31, 2026, NW Natural had a $400 million credit agreement, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million, subject to lender approval. The maturity date of the agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2026 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$310
A/A1	90
Total	$400

NW Natural did not have any outstanding balances drawn under the NW Natural credit agreement at March 31, 2026, March 31, 2025 and December 31, 2025.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this financial covenant at March 31, 2026 and 2025, with consolidated indebtedness to total capitalization ratios of 49.2% and 47.4%, respectively.

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

NW Natural had no letters of credit issued and outstanding at March 31, 2026 and 2025.

SiEnergy
At March 31, 2026, SiEnergy Holding, LLC (SiEnergy Holdings) had a $75 million senior unsecured credit agreement, with a feature that allows SiEnergy to request increases in the total commitment amount, up to a maximum of $125 million, subject to lender approval. The maturity date of the SiEnergy Holdings credit agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval. There were no outstanding balances under the SiEnergy agreement at March 31, 2026.

All lenders under the SiEnergy credit agreement are major financial institutions with committed balances and investment grade credit ratings as of March 31, 2026 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$75
Total	$75

The SiEnergy Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $20 million. SiEnergy had no letters of credit outstanding at March 31, 2026.

The SiEnergy Holdings credit agreement requires SiEnergy Holdings to comply, and to cause certain of its subsidiaries to comply, with various affirmative and negative covenants, including a financial covenant requiring SiEnergy Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this or other applicable covenants or the occurrence of any other event of default, subject to, in certain instances, specified thresholds, cure periods and exceptions, would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. SiEnergy was in compliance with this covenant at March 31, 2026, with an indebtedness to total capitalization ratio of 32.3%.

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

Letters of Credit Facilities
On January 5, 2024, NW Natural entered into an Uncommitted Letter of Credit and Reimbursement Agreement (2024 LC Reimbursement Agreement), between NW Natural, the lenders party thereto from time to time and Canadian Imperial Bank of Commerce, New York Branch as administrative agent (Administrative Agent), pursuant to which NW Natural agreed to reimburse each lender acting as an issuing bank (Issuing Bank) thereunder for disbursements in respect of letters of credit issued pursuant to the LC Reimbursement Agreement from time to time. On May 1, 2026, NW Natural entered into a Reimbursement Agreement and Continuing Indemnity Relating to Standby Letters of Credit/Letters of Guarantee (2026 LC Reimbursement Agreement, and together with the 2024 LC Reimbursement Agreement, the LC Reimbursement Agreements), between NW Natural and The Toronto-Dominion Bank, New York Branch (TD Bank), pursuant to which NW Natural agreed to reimburse TD Bank for disbursements in respect of letters of credit issued pursuant to the 2026 LC Reimbursement Agreement from time to time.

The Company expects to use letters of credit issued under the facilities created by the LC Reimbursement Agreements (each, an LC Facility) primarily to support its participation in Washington Climate Commitment Act cap-and-invest program auctions.

Under the 2024 LC Reimbursement Agreement, there is no expressly stated maximum amount of letters of credit that can be issued or outstanding under the LC Facility created thereby. The 2026 LC Reimbursement Agreement provides that the aggregate undrawn face amount of letters of credit issued thereunder may not exceed $100 million. Regulatory approval from the OPUC provides that the aggregate sum of letters of credit available to be drawn under the LC Reimbursement Agreements may not exceed $250 million at any one time. The Issuing Banks have no commitment to issue letters of credit under either LC Facility and will have the sole discretion to limit and condition the terms for the issuance of letters of credit (including maximum face amounts).

The 2024 LC Reimbursement Agreement requires NW Natural to maintain certain ratings with S&P and Moody’s. NW Natural must also notify the Administrative Agent and the lenders under the 2024 LC Reimbursement Agreement of any change in the S&P or Moody’s Ratings, although any such change is not an event of default.

The 2024 LC Reimbursement Agreement prohibits NW Natural from permitting Consolidated Indebtedness to be greater than 70% of Total Capitalization, each as defined therein and calculated as of the end of each fiscal quarter of NW Natural. Failure to comply with this financial covenant would constitute an Event of Default under the 2024 LC Reimbursement Agreement. Further, each of the LC Reimbursement Agreements is cross-defaulted to NW Natural's Amended and Restated Credit Agreement. The occurrence of these or any other Event of Default (as defined in the applicable LC reimbursement Agreement) would entitle the Administrative Agent or TD Bank, as applicable, to require cash collateral for the LC Exposure, as defined in the 2024 LC
Reimbursement Agreement, or Obligations, as defined in the 2026 LC Reimbursement Agreement, and to exercise all other rights and remedies available under the applicable LC Reimbursement Agreement and under applicable law.

There were no letter of credits issued or outstanding under the 2024 LC Reimbursement Agreement at March 31, 2026.

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

Long-Term Debt
At March 31, 2026, March 31, 2025 and December 31, 2025, NW Holdings' long-term debt consisted of the following:

	March 31, 2026		March 31, 2025		December 31, 2025
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,544.7	4.7%	$1,374.7	4.6%	$1,544.7	4.7%
SiEnergy term loan(3)	—	—%	149.6	6.1%	—	—%
SiEnergy secured senior notes	185.0	5.6%	—	—%	185.0	5.6%
NWN Water term loan	55.0	4.7%	55.0	4.7%	55.0	4.7%
Other water debt	3.9		5.0		4.0
NW Holdings unsecured senior bonds	285.0	5.7%	285.0	5.7%	285.0	5.7%
NW Holdings term loan	50.0	4.7%	50.0	5.3%	50.0	5.2%
NW Holdings junior subordinated debentures	325.0	7.0%	325.0	7.0%	325.0	7.0%
Long-term debt, gross	2,448.6		2,244.3		2,448.7
Less: unamortized debt issuance costs	15.5		14.4		15.9
Less: current maturities	160.7		36.8		160.6
Total long-term debt	$2,272.4		$2,193.1		$2,272.2

(1)     Weighted average interest rate for the three months ended March 31, 2026 and March 31, 2025
(2)     Weighted average interest rate for the year ended December 31, 2025
(3)     On January 7, 2025, NW Holdings acquired SiEnergy. SiEnergy's subsidiary, Si Investment Co., had this existing term loan outstanding at the date of acquisition. In August 2025, the associated facilities were terminated and are no longer available for financing.

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2026 through 2055 and interest rates ranging from 2.82% to 7.85%. SiEnergy's secured senior notes have maturity dates ranging from 2030 through 2055 and interest rates ranging from 4.86% to 6.04%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2034 and interest rates ranging from 5.52% to 5.86%. NW Holdings' Junior Subordinated Debentures has an interest rate of 7.0% and a maturity date of 2055. At March 31, 2026, NW Holdings and NW Natural had long-term debt outstanding of $2,433.1 million and $1,535.1 million, respectively, which included $15.5 million and $9.6 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. Debt of $160.7 million is scheduled to mature in the next twelve months, which consists of $55.0 million at NW Natural, $55.7 million at NWN Water, and $50.0 million at NW Holdings. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2025 Form 10-K for long-term debt maturing over the next five years.

Summary of Significant Debt Issuances

There were no new debt issuances in the first quarter of 2026 at either NW Natural or NW Holdings.

Summary of Significant Debt Extinguishments and Repayments

There were no significant debt retirements in the first quarter of 2026 at either NW Natural or NW Holdings.

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

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of March 31, 2026. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2025 Form 10-K. At March 31, 2026, NW Natural's total estimated liability related to environmental sites is $368.1 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" in the 2025 Form 10-K and Note 17.

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

There have been no material changes to the information provided in the 2025 Form 10-K with respect to the application of critical accounting policies and estimates. See Part II, Item 7, "Application of Critical Accounting Policies and Estimates," in the 2025 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the three months ended March 31, 2026. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2025 Form 10-K.

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural.

The statements contained in Exhibit 31.1, Exhibit 31.2, Exhibit 31.3, and Exhibit 31.4 should be considered in light of, and read together with, the information set forth in this Item 4(b).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings disclosed in Note 17 to our unaudited condensed consolidated financial statements included in Part I, Item 1 and those proceedings disclosed in Part I, Item 3, “Legal Proceedings” in the 2025 Form 10-K, which are incorporated by reference, we have only nonmaterial litigation, or litigation that occurs in the ordinary course of our business.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in the 2025 Form 10-K, which could materially affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$150,000,000
01/01/26-01/31/26	—	—	—	—
02/01/26-02/28/26	—	—	—	—
03/01/26-03/31/26	—	—	—	—
Total	—	$—	2,124,528	$150,000,000
(1)During the quarter ended March 31, 2026, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended March 31, 2026, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended March 31, 2026, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. On May 29, 2024, NW Holdings disclosed that effective May 23, 2024, NW Holdings' Board authorized a new share repurchase program under which NW Holdings may repurchase in open market or privately negotiated transactions up to an aggregate of 5 million shares or an amount not to exceed $150 million. The new share repurchase program is authorized to continue until the program is used, terminated or replaced. The repurchase program replaces the Company’s previously authorized share repurchase program, which commenced in 2000 and authorized the repurchase of up to 2.8 million shares, or an amount not to exceed $100 million, in the aggregate. For more information on our repurchase program, refer to Note 5 in the 2025 Form 10-K.

ITEM 5. OTHER INFORMATION

LC Reimbursement Facility

The following disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 1.01 and 2.03 of Form 8-K.

On May 1, 2026, NW Natural entered into a Reimbursement Agreement and Continuing Indemnity Relating to Standby Letters of Credit/Letters of Guarantee (LC Reimbursement Agreement), between NW Natural and The Toronto-Dominion Bank, New York Branch (TD Bank), pursuant to which NW Natural agreed to reimburse TD Bank for disbursements in respect of letters of credit issued pursuant to the LC Reimbursement Agreement from time to time.

NW Natural expects to use the letters of credit issued under the facility created by the LC Reimbursement Agreement (the LC Facility) primarily to support its participation in Washington Climate Commitment Act cap-and-invest program auctions.

The 2026 LC Reimbursement Agreement provides that the aggregate undrawn face amount of letters of credit issued thereunder may not exceed $100 million.

Drawings under letters of credit issued under the LC Facility are required to be reimbursed by NW Natural on the date that NW Natural is notified thereof or, in certain cases, on the next business day. If NW Natural does not reimburse a drawing when due, its reimbursement obligation accrues interest at Standard Overnight Financing Rate plus 2.00% per annum.

TD Bank has no commitment to issue letters of credit under the LC Facility and has the discretion to limit and condition the terms for the issuance of letters of credit (including maximum face amounts) in its sole discretion. The LC Reimbursement Agreement does not have a specified term. NW Natural or TD Bank may terminate the LC Facility at any time in their sole discretion.

Obligations of NW Natural under the LC Reimbursement Agreement are unsecured and rank pari passu with NW Natural’s other senior unsecured indebtedness, although NW Natural (a) granted to the agent or lenders party to the LC Reimbursement Agreement and certain of their affiliates certain setoff rights and (b) agreed to provide cash collateral (with respect to which NW Natural grants a security interest) after the occurrence of an event of default, in each case, as described further in the LC Reimbursement Agreement.

The LC Reimbursement Agreement is cross-defaulted to NW Natural's Amended and Restated Credit Agreement, dated as of November 3, 2025, among NW Natural, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The occurrence of these or any other Event of Default (as defined in the LC Reimbursement Agreement) would entitle TD Bank to require cash collateral for the Obligations, as defined in the LC Reimbursement Agreement, and to exercise all other rights and remedies available under the applicable LC Reimbursement Agreement and under applicable law.

The foregoing description of the LC Facility does not purport to be complete and is qualified in its entirety by reference to the LC Reimbursement Agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K).

On March 27, 2026, David H. Anderson, Director of NW Holdings and NW Natural, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of NW Holdings’ common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Mr. Anderson’s Rule 10b5‑1 trading arrangement provides for the potential sale of up to 33,000 shares of NW Holdings’ common stock between June 26, 2026 and June 17, 2027, subject to conditions set forth in the arrangement, and so long as the market price of NW Holdings’ common stock is higher than certain minimum threshold prices specified in Mr. Anderson’s Rule 10b5‑1 trading arrangement.

As previously disclosed, Mr. Anderson retired as CEO of NW Holdings and NW Natural, effective April 1, 2025. Mr. Anderson currently holds over seven times the $450,000 stock ownership requirement for non‑management directors. This trading arrangement allows Mr. Anderson to periodically sell a portion of his NW Holdings common stock to diversify his holdings in connection with his retirement as CEO.

Except as described above, during the three months ended March 31, 2026, none of our other officers or directors adopted or terminated any such trading arrangements.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2026

Exhibit Index
Exhibit Number	Document
10.1	Reimbursement Agreement and Continuing Indemnity Related to Standby Letters of Credit/Letters of Guarantee, dated May 1, 2026, between NW Natural and the Toronto-Dominion Bank, New York Branch.

*10.2	2026 Executive Annual Incentive Plan, effective January 1, 2026 (incorporated by reference to Exhibit 10t to Form 10-K for the fiscal year ended December 31, 2025, File No. 1-15973).

*10.3
Form of Performance Share Long Term Incentive Agreement Under Long Term Incentive Plan (2026-2028) (incorporated by reference to Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2025, File No. 1-38681).

*10.4	Form of Restricted Stock Unit Agreement Under Long Term Incentive Plan (2026) (incorporated by reference to Exhibit 10hh to Form 10-K for the fiscal year ended December 31, 2025, File No. 1-38681).

31.1	Certification of Principal Executive Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of Northwest Natural Gas Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of Northwest Natural Holding Company Pursuant to Rule 13a-14(a)/15-d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Gas Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Executive Officer and Principal Financial Officer of Northwest Natural Holding Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in Inline Extensible Business Reporting Language (Inline XBRL):
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	May 6, 2026
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	May 6, 2026
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller