Form 10-Q
period 2026-06-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2026-08-05
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
At July 28, 2026, 42,093,538 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended June 30, 2026

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
•valuations;
•project and program development, expansion, or investment, including expansion of the Mist gas storage facility;
•business development efforts, including new business lines, and acquisitions and integration thereof;
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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2026	2025	2026	2025

Operating revenues	$243,552	$236,194	$733,955	$730,478

Operating expenses:
Cost of gas	61,753	64,503	219,902	237,494
Operations and maintenance	80,354	79,065	163,463	162,748
Environmental remediation	2,431	2,296	8,756	8,549
General taxes	12,216	12,076	28,559	27,847
Revenue taxes	8,400	8,283	26,500	27,688
Depreciation	44,212	41,535	88,346	82,035
Other operating expenses	1,029	1,225	2,404	2,552
Total operating expenses	210,395	208,983	537,930	548,913
Income from operations	33,157	27,211	196,025	181,565
Other income (expense), net	1,405	(160)	1,917	(2,676)
Interest expense, net	33,352	30,491	66,704	59,886
Income (loss) before income taxes	1,210	(3,440)	131,238	119,003
Income tax expense (benefit)	610	(940)	33,149	33,587
Net income (loss)	600	(2,500)	98,089	85,416
Other comprehensive income (loss):
Amortization of non-qualified employee benefit plan liability, net of taxes $33 and $25 for the three months ended and $66 and $50 for the six months ended June 30, 2026 and 2025, respectively	91	174	182	349
Unrealized gain (loss) on interest rate swaps, net of taxes $(4) and $— for the three months ended and $(10) and $47 for the six months ended June 30, 2026 and 2025, respectively	12	(1)	42	(131)
Comprehensive income (loss)	$703	$(2,327)	$98,313	$85,634
Average common shares outstanding:
Basic	42,086	40,482	41,898	40,364
Diluted	42,178	40,482	42,014	40,429
Earnings (loss) per share of common stock:
Basic	$0.01	$(0.06)	$2.34	$2.12
Diluted	0.01	(0.06)	2.33	2.11

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2026	2025	2025

Assets:
Current assets:
Cash and cash equivalents	$24,234	$102,579	$36,673
Accounts receivable	83,150	78,865	121,875
Accrued unbilled revenue	26,484	27,943	97,238
Allowance for uncollectible accounts	(3,855)	(3,210)	(4,068)
Regulatory assets	168,092	103,914	143,745
Derivative instruments	4,338	7,210	3,922
Inventories	142,887	113,720	127,697
Other current assets	53,902	35,095	75,850
Total current assets	499,232	466,116	602,932
Non-current assets:
Property, plant, and equipment	5,844,802	5,415,697	5,640,435
Less: Accumulated depreciation	1,318,811	1,269,274	1,288,422
Total property, plant, and equipment, net	4,525,991	4,146,423	4,352,013
Regulatory assets	640,656	372,668	424,194
Derivative instruments	3,430	4,077	366
Other investments	68,998	82,223	80,676
Operating lease right of use asset, net	67,950	69,555	68,224
Assets under sales-type leases	119,425	123,588	121,470
Goodwill	371,614	370,889	370,815
Other non-current assets	144,486	151,024	146,351
Total non-current assets	5,942,550	5,320,447	5,564,109
Total assets	$6,441,782	$5,786,563	$6,167,041

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands, except share information	2026	2025	2025

Liabilities and equity:
Current liabilities:
Short-term debt	$121,289	$157,396	$171,989
Current maturities of long-term debt	125,685	141,541	160,627
Accounts payable	135,525	116,819	175,566
Taxes accrued	13,031	11,530	18,123
Interest accrued	27,326	25,279	26,121
Regulatory liabilities	116,034	130,944	137,974
Derivative instruments	36,508	25,977	63,631
Operating lease liabilities	3,424	2,486	3,228
Other current liabilities	68,265	71,895	79,186
Total current liabilities	647,087	683,867	836,445
Long-term debt	2,376,685	2,086,650	2,272,202
Deferred credits and other non-current liabilities:
Deferred tax liabilities	470,623	426,827	437,467
Regulatory liabilities	779,458	737,194	758,407
Pension and other postretirement benefit liabilities	105,106	125,019	112,139
Derivative instruments	17,541	7,908	14,039
Operating lease liabilities	74,782	76,749	74,986
Other non-current liabilities	411,205	183,111	186,280
Total deferred credits and other non-current liabilities	1,858,715	1,556,808	1,583,318
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 42,093,292, 40,909,610, and 41,563,577 at June 30, 2026 and 2025, and December 31, 2025, respectively	1,071,786	1,017,403	1,044,000
Retained earnings	492,032	448,517	435,823
Accumulated other comprehensive loss	(4,523)	(6,682)	(4,747)
Total equity	1,559,295	1,459,238	1,475,076
Total liabilities and equity	$6,441,782	$5,786,563	$6,167,041

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total shareholders' equity, beginning balances	$1,576,901	$1,456,218	$1,475,076	$1,385,371

Common stock:
Beginning balances	1,069,314	992,278	1,044,000	989,346
Stock-based compensation	1,079	659	4,986	2,590
Shares issued pursuant to equity based plans, net of shares withheld for taxes	1,327	956	567	940
Issuance of common stock, net of issuance costs	66	23,510	22,233	24,527
Ending balances	1,071,786	1,017,403	1,071,786	1,017,403

Retained earnings:
Beginning balances	512,213	470,795	435,823	402,925
Net income (loss)	600	(2,500)	98,089	85,416
Dividends on common stock	(20,781)	(19,778)	(41,880)	(39,824)
Ending balances	492,032	448,517	492,032	448,517

Accumulated other comprehensive income (loss):
Beginning balances	(4,626)	(6,855)	(4,747)	(6,900)
Other comprehensive income	103	173	224	218
Ending balances	(4,523)	(6,682)	(4,523)	(6,682)

Total shareholders' equity, ending balances	$1,559,295	$1,459,238	$1,559,295	$1,459,238

Dividends per share of common stock	$0.4925	$0.4900	$0.9850	$0.9800

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2026	2025
Operating activities:
Net income	$98,089	$85,416
Adjustments to reconcile net income to cash provided by operations:
Depreciation	88,346	82,035
Amortization	12,199	12,136
Deferred income taxes	28,776	28,054
Qualified defined benefit pension plan expense	4,615	5,437
Contributions to qualified defined benefit pension plans	(6,450)	(5,510)
Deferred environmental expenditures, net	(14,329)	(11,720)
Environmental remediation expense	8,756	8,549
Asset optimization revenue sharing bill credits	(23,156)	(15,549)
Other	6,483	7,794
Changes in assets and liabilities:
Receivables, net	118,552	121,551
Inventories	(15,364)	(4,382)
Income and other taxes	12,853	8,505
Accounts payable	(19,663)	11,582
Deferred gas costs	(58,483)	(45,247)
Asset optimization revenue sharing	8,760	10,097
Decoupling mechanism	(36,201)	(14,793)
Cloud-based software	(4,957)	(3,819)
Regulatory accounts	18,606	1,612
Other, net	(1,584)	22
Cash provided by operating activities	225,848	281,770
Investing activities:
Capital expenditures	(234,950)	(222,664)
Acquisitions, net of cash acquired	—	(331,329)
Purchase of equity method investment	(1,000)	(1,000)
Other	974	(894)
Cash used by investing activities	(234,976)	(555,887)
Financing activities:
Proceeds from common stock issued, net	22,182	24,384
Long-term debt issued	125,000	375,000
Long-term debt retired	(55,292)	(3,022)
Changes in other short-term debt, net	(50,700)	(17,692)
Cash dividend payments on common stock	(39,866)	(38,180)
Payment of financing fees	(1,069)	(4,385)
Shares withheld for tax purposes	(1,988)	(1,537)
Other	(372)	(1,769)
Cash (used by) provided by financing activities	(2,105)	332,799
(Decrease) increase in cash, cash equivalents and restricted cash	(11,233)	58,682
Cash, cash equivalents and restricted cash, beginning of period	41,077	47,982
Cash, cash equivalents and restricted cash, end of period	$29,844	$106,664

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$63,504	$52,557
Income taxes paid, net of refunds	3,300	8,079
See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025

Operating revenues	$204,802	$200,807	$638,698	$649,620

Operating expenses:
Cost of gas	53,326	56,939	193,470	216,375
Operations and maintenance	66,515	63,039	137,045	130,805
Environmental remediation	2,431	2,296	8,756	8,549
General taxes	11,641	11,234	27,678	26,213
Revenue taxes	7,906	7,832	24,943	26,397
Depreciation	39,592	36,564	79,036	72,600
Other operating expenses	452	515	1,145	1,261
Total operating expenses	181,863	178,419	472,073	482,200
Income from operations	22,939	22,388	166,625	167,420
Other income (expense), net	651	(698)	547	(3,447)
Interest expense, net	17,426	15,128	35,104	30,708
Income before income taxes	6,164	6,562	132,068	133,265
Income tax expense	2,231	1,638	34,386	37,302
Net income	3,933	4,924	97,682	95,963
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes $33 and $25 for the three months and $66 and $50 for the six months ended June 30, 2026 and 2025, respectively	91	174	182	349
Comprehensive income	$4,024	$5,098	$97,864	$96,312

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2026	2025	2025

Assets:
Current assets:
Cash and cash equivalents	$14,979	$82,867	$29,347
Accounts receivable	64,691	62,557	102,165
Accrued unbilled revenue	20,808	21,609	86,600
Receivables from affiliates	1,126	1,645	997
Allowance for uncollectible accounts	(2,474)	(2,574)	(3,048)
Regulatory assets	167,442	103,190	143,135
Derivative instruments	4,338	7,182	3,922
Inventories	133,952	105,663	119,319
Other current assets	40,657	25,109	61,024
Total current assets	445,519	407,248	543,461
Non-current assets:
Property, plant, and equipment	5,130,446	4,860,664	5,000,329
Less: Accumulated depreciation	1,269,895	1,236,148	1,256,289
Total property, plant, and equipment, net	3,860,551	3,624,516	3,744,040
Regulatory assets	633,188	370,536	419,847
Derivative instruments	3,430	4,077	366
Other investments	48,296	63,024	61,049
Operating lease right of use asset, net	64,248	66,965	65,650
Assets under sales-type leases	119,425	123,587	121,470
Other non-current assets	91,607	97,728	93,235
Total non-current assets	4,820,745	4,350,433	4,505,657
Total assets	$5,266,264	$4,757,681	$5,049,118

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
In thousands	2026	2025	2025

Liabilities and equity:
Current liabilities:
Short-term debt	$—	$—	$9,990
Current maturities of long-term debt	74,972	29,997	54,948
Accounts payable	101,936	90,226	138,931
Payables to affiliates	2,853	8,096	2,354
Taxes accrued	9,948	9,836	15,682
Interest accrued	16,191	15,109	15,399
Regulatory liabilities	115,871	130,772	137,908
Derivative instruments	36,508	25,977	63,578
Operating lease liabilities	2,494	1,731	2,515
Other current liabilities	65,646	68,353	75,667
Total current liabilities	426,419	380,097	516,972
Long-term debt	1,460,280	1,335,736	1,479,942
Deferred credits and other non-current liabilities:
Deferred tax liabilities	456,049	411,710	426,093
Regulatory liabilities	769,041	736,251	748,846
Pension and other postretirement benefit liabilities	105,106	125,019	112,139
Derivative instruments	17,541	7,908	14,039
Operating lease liabilities	71,940	74,882	73,097
Other non-current liabilities	393,808	168,876	169,746
Total deferred credits and other non-current liabilities	1,813,485	1,524,646	1,543,960
Commitments and contingencies (Note 16)
Equity:
Common stock	854,903	854,903	854,903
Retained earnings	715,700	669,002	658,046
Accumulated other comprehensive loss	(4,523)	(6,703)	(4,705)
Total equity	1,566,080	1,517,202	1,508,244
Total liabilities and equity	$5,266,264	$4,757,681	$5,049,118

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total shareholder's equity, beginning balances	$1,582,204	$1,516,205	$1,508,244	$1,324,050

Common stock:
Beginning balances	854,903	839,903	854,903	719,903
Capital contribution from parent	—	15,000	—	135,000
Ending balances	854,903	854,903	854,903	854,903

Retained earnings:
Beginning balances	731,915	683,179	658,046	611,199
Net income	3,933	4,924	97,682	95,963
Dividends on common stock	(20,148)	(19,101)	(40,028)	(38,160)
Ending balances	715,700	669,002	715,700	669,002

Accumulated other comprehensive income (loss):
Beginning balances	(4,614)	(6,877)	(4,705)	(7,052)
Other comprehensive income	91	174	182	349
Ending balances	(4,523)	(6,703)	(4,523)	(6,703)

Total shareholder's equity, ending balances	$1,566,080	$1,517,202	$1,566,080	$1,517,202

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In thousands	2026	2025

Operating activities:
Net income	$97,682	$95,963
Adjustments to reconcile net income to cash provided by operations:
Depreciation	79,036	72,600
Amortization	10,589	11,327
Deferred income taxes	25,478	25,772
Qualified defined benefit pension plan expense	4,615	5,437
Contributions to qualified defined benefit pension plans	(6,450)	(5,510)
Deferred environmental expenditures, net	(14,329)	(11,720)
Environmental remediation expense	8,756	8,549
Asset optimization revenue sharing bill credits	(23,156)	(15,549)
Other	5,791	5,797
Changes in assets and liabilities:
Receivables, net	111,446	123,804
Inventories	(14,807)	(926)
Income and other taxes	12,455	13,977
Accounts payable	(21,656)	(2,512)
Deferred gas costs	(58,483)	(45,247)
Asset optimization revenue sharing	8,760	10,097
Decoupling mechanism	(36,201)	(14,793)
Cloud-based software	(4,949)	(3,819)
Regulatory accounts	19,327	1,638
Other, net	288	2,126
Cash provided by operating activities	204,192	277,011
Investing activities:
Capital expenditures	(166,603)	(177,122)
Other	1,257	(947)
Cash used by investing activities	(165,346)	(178,069)
Financing activities:
Cash contributions received from parent	—	135,000
Changes in other short-term debt, net	(9,990)	(136,510)
Cash dividend payments on common stock	(40,028)	(38,160)
Shares withheld for tax purposes	(1,988)	(1,537)
Other	(2)	(236)
Cash used by financing activities	(52,008)	(41,443)
Increase (decrease) in cash, cash equivalents, and restricted cash	(13,162)	57,499
Cash, cash equivalents and restricted cash, beginning of period	33,726	29,428
Cash, cash equivalents and restricted cash, end of period	$20,564	$86,927

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$32,488	$28,718
Income taxes paid, net of refunds	8,600	8,000

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

NW Natural Water Company, LLC (NW Natural Water or NWN Water) activities are reported in the NWN Water reportable segment, which provides water distribution and water and wastewater services to communities throughout the Pacific Northwest, Texas, Arizona, and California. NW Holdings also has investments and business activities not specifically related to the NW Natural, SiEnergy and NWN Water segments, which are aggregated and reported as Other.

NW Holdings and NW Natural consolidate all entities in which they have a controlling financial interest. Investments in corporate joint ventures and partnerships that NW Holdings does not directly or indirectly control, and for which it is not the primary beneficiary, include NWN Water's investment in Avion Water Company, Inc., which is accounted for under the equity method. See Note 13 for activity related to equity method investments. NW Holdings and its direct and indirect subsidiaries are collectively referred to herein as NW Holdings, and NW Natural and its direct and indirect subsidiaries are collectively referred to herein as NW Natural. The consolidated financial statements of NW Holdings and NW Natural are presented after elimination of all intercompany balances and transactions.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2025 Form 10-K. There were no material changes to those accounting policies during the six months ended June 30, 2026 other than those set forth in this Note 2. The following are updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	June 30,		December 31,
In thousands	2026	2025	2025
Current:
NW Natural:
Unrealized loss on derivatives(1)	$36,508	$25,977	$63,578
Gas costs	19,240	5,973	6,284
Environmental costs(2)	12,690	11,447	12,148
Decoupling(3)	42,164	9,313	11,631
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,208	2,208	2,208
Washington Climate Commitment Act compliance	7,754	7,874	7,482
Security and systems improvements	1,270	2,018	1,771
Industrial demand side management(5)	12,181	13,612	10,539
Weather Adjusted Rate Mechanism	15,099	8,708	9,932
Other(6)	11,197	8,929	10,431
Total current - NW Natural	167,442	103,190	143,135
SiEnergy	331	699	410
NWN Water	319	25	200
Total current - NW Holdings	$168,092	$103,914	$143,745
Non-current:
NW Natural:
Unrealized loss on derivatives(1)	$17,541	$7,908	$14,039
Pension balancing(4)	12,004	18,169	15,647
Income taxes	9,289	8,993	9,148
Pension and other postretirement benefit liabilities	91,539	106,705	96,008
Environmental costs(2)	386,293	160,120	180,063
Gas costs	4,983	1,360	9,434
Decoupling(3)	11,069	1,534	8,891
Washington Climate Commitment Act compliance	48,228	32,851	33,085
Security and systems improvements	8,085	8,369	8,234
Industrial demand side management(5)	2,604	1,906	9,334
Weather Adjusted Rate Mechanism	3,424	1,332	6,062
Other(6)	38,129	21,289	29,902
Total non-current - NW Natural	633,188	370,536	419,847
SiEnergy HB 4384 depreciation deferral(7)	4,675	—	2,095
SiEnergy other	1,636	995	1,412
NWN Water	1,157	1,137	840
Total non-current - NW Holdings	$640,656	$372,668	$424,194
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
(6)Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.
(7)HB 4384 became effective on June 20, 2025. The Company began deferring depreciation costs on July 1, 2025.

	Regulatory Liabilities
	June 30,		December 31,
In thousands	2026	2025	2025
Current:
NW Natural:
Gas costs	$17,217	$41,049	$34,172
Unrealized gain on derivatives(1)	4,338	7,182	3,922
Decoupling(2)	1,691	6,811	5,181
Income taxes	5,406	4,726	5,406
Asset optimization revenue sharing	13,971	14,121	25,981
Washington Climate Commitment Act compliance	66,556	51,801	57,441
Other(3)	6,692	5,082	5,805
Total current - NW Natural	115,871	130,772	137,908
SiEnergy	62	24	66
NWN Water	101	148	—
Total current - NW Holdings	$116,034	$130,944	$137,974
Non-current:
NW Natural:
Gas costs	$1,083	$5,133	$687
Unrealized gain on derivatives(1)	3,430	4,077	366
Decoupling(2)	—	841	—
Income taxes(4)	154,961	160,990	159,176
Accrued asset removal costs(5)	580,531	543,700	561,594
Asset optimization revenue sharing	—	—	2,386
Washington Climate Commitment Act proceeds	5,000	—	—
Other(3)	24,036	21,510	24,637
Total non-current - NW Natural	769,041	736,251	748,846
SiEnergy asset removal costs	9,114	—	8,155
NWN Water	1,303	943	1,406
Total non-current - NW Holdings	$779,458	$737,194	$758,407
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

We believe all costs incurred and deferred at June 30, 2026 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

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

FINANCIAL INSTRUMENTS - CREDIT LOSSES. In July 2025, the FASB issued ASU 2025-05, which simplifies how entities estimate credit losses on current accounts receivable and current contract assets arising from revenue transactions under ASC 606. It introduced a practical expedient that allows all entities to assume that economic conditions at the balance sheet date remain unchanged for the life of the asset, eliminating the need for forward-looking forecasts. The Company elected the practical expedient and adopted this ASU effective January 1, 2026. The adoption of this standard did not have a material impact on our results of operations, liquidity or capital resources.

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

ENVIRONMENTAL CREDITS AND ENVIRONMENTAL CREDIT OBLIGATIONS. In May 2026, the FASB issued ASU 2026-02, which provides recognition, measurement, presentation, and disclosure guidance for environmental credits and related obligations. The guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. The ASU is expected to be applicable to the extent the Company generates, purchases, receives, holds, sells, or uses environmental credits, or has regulatory compliance obligations that may be settled using environmental credits. The Company is currently evaluating the impact that the adoption of this standard will have on results of operations, liquidity or capital resources.

Supplemental Cash Flow Information
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. These investments are readily convertible to cash with fair value approximating cost. As of June 30, 2026, the amount invested in money market funds was $2.2 million at NW Holdings and $2.2 million at NW Natural. As of June 30, 2025, the amount invested in money market funds was $72.0 million at NW Holdings and $69.0 million at NW Natural. These investments are measured using net asset value per share.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of June 30, 2026 and 2025 and December 31, 2025:

	June 30,		December 31,
In thousands	2026	2025	2025
Cash and cash equivalents	$24,234	$102,579	$36,673
Restricted cash included in other current assets	5,610	4,085	4,404
Cash, cash equivalents and restricted cash	$29,844	$106,664	$41,077

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of June 30, 2026 and 2025 and December 31, 2025:

	June 30,		December 31,
In thousands	2026	2025	2025
Cash and cash equivalents	$14,979	$82,867	$29,347
Restricted cash included in other current assets	5,585	4,060	4,379
Cash, cash equivalents and restricted cash	$20,564	$86,927	$33,726

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

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of			As of
	December 31, 2025	Six Months Ended June 30, 2026		June 30, 2026
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,280	$300	$(631)	$1,949
Commercial	374	39	(203)	210
Industrial	46	17	—	63
Accrued unbilled and other	348	(100)	4	252
Total NW Natural	3,048	256	(830)	2,474
Other - NW Holdings	1,020	555	(194)	1,381
Total NW Holdings	$4,068	$811	$(1,024)	$3,855

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

NW Natural accounts for all purchased Washington allowances as inventory at the lower of cost or net realizable value. Any compliance instruments or allowances that are acquired through government allocations at no cost will be accounted for as inventory at no cost. As of June 30, 2026 and 2025, NW Natural had $83.2 million and $54.5 million of emissions allowances for compliance in Washington recorded as inventory.

The CCA allows for the sale of compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. As of June 30, 2026, NW Natural consigned no-cost allowances to Washington auctions and has received a total of $51.7 million in cash, which proceeds were recorded as a regulatory liability for the benefit of customers.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. Under the Washington program, NW Natural has recognized a $56.0 million and $40.7 million liability as of June 30, 2026 and 2025. A portion of the costs to comply with the Washington program are currently being recovered from utility customers through rates. NW Natural recognized $56.0 million and $40.7 million of deferred costs as of June 30, 2026 and 2025.

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

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. NW Natural is currently recovering in Oregon rates costs associated with RNG, as well as costs related to NW Natural’s transportation energy efficiency program, all of which reduce NW Natural’s compliance obligation under the CPP. Under the Oregon program, NW Natural has not recorded a liability as of June 30, 2026 and 2025.

The CPP allows for the sale of compliance instruments, and as a result, should NW Natural sell these, it will recognize revenue when title to the instrument is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. As of June 30, 2026, NW Natural has not sold compliance instruments in the market.

Other Current Assets
Other current assets consist of various items that are expected to be realized within the next twelve months and are not classified elsewhere on the balance sheet. Other current assets are comprised primarily of prepaid assets, restricted cash and gas reserves. As of June 30, 2026, NW Holdings and NW Natural had $27.6 million and $14.4 million of prepaid assets, respectively, and $2.6 million of gas reserves. As of June 30, 2025, NW Holdings and NW Natural had $23.4 million and $13.5 million of prepaid assets, respectively, and $2.7 million of gas reserves. See the Restricted Cash section above for restricted cash balances.

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

For regulatory accounting purposes, cloud-based software is reflected in rate base as property, plant and equipment and amortized over the expected useful life through depreciation expense. NW Natural is allowed recovery of and a return on cloud computing arrangements like other property, plant and equipment in rate base. The amount of cloud-based software capital expenditures for the first six months of 2026 and 2025 was $5.1 million and $3.9 million, respectively. The amount of cloud computing amortization for the first six months of 2026 and 2025 was $6.1 million and $6.3 million, respectively.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2026	2025	2026	2025
Net income (loss)	$600	$(2,500)	$98,089	$85,416
Average common shares outstanding - basic	42,086	40,482	41,898	40,364
Additional shares for stock-based compensation plans (See Note 8)	92	—	116	65
Average common shares outstanding - diluted	42,178	40,482	42,014	40,429
Earnings (loss) per share of common stock:
Basic	$0.01	$(0.06)	$2.34	$2.12
Diluted	0.01	(0.06)	2.33	2.11
Additional information:
Anti-dilutive shares	7	55	3	3

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

Other
NW Holdings' activities in Other include activities of NW Natural Renewables Holdings, LLC (NWN Renewables), which is engaged in non-regulated renewable natural gas activities; NNG Financial; and NWN Energy including its wholly owned subsidiary NW Natural Gas Storage, LLC (NWN Gas Storage), which was formerly involved in a gas storage business. Other also includes corporate revenues and expenses that cannot be allocated to other operations, including certain business development activities.

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. Total assets by segment is not regularly provided to the CODM and is therefore omitted. The following table presents summary financial information concerning the reportable segments and other:

	Three Months Ended June 30,
In thousands	NW Natural	SiEnergy	NWN Water	Other	NW Holdings
2026
Operating revenues	$204,802	$13,546	$17,077	$8,127	$243,552
Depreciation	39,592	1,768	2,852	—	44,212
Income from operations(1)	22,939	4,897	3,419	1,902	33,157
Interest expense, net	17,426	2,607	821	12,498	33,352
Income tax expense (benefit)	2,231	565	750	(2,936)	610
Capital expenditures	86,988	20,938	13,331	37	121,294

2025
Operating revenues	$200,807	$11,502	$16,294	$7,591	$236,194
Depreciation	36,564	2,396	2,575	—	41,535
Income (loss) from operations(1)	22,388	3,589	4,296	(3,062)	27,211
Interest expense, net	15,128	2,321	744	12,298	30,491
Income tax expense (benefit)	1,638	360	1,053	(3,991)	(940)
Capital expenditures	93,514	15,920	10,939	107	120,480
(1)     Income (loss) from operations is not a financial measure used by the CODM for NW Natural or SiEnergy, but is included in the table above to enable the reconciliation of NW Natural and SiEnergy margin to consolidated income before taxes in accordance with ASU 2023-07.

	Six Months Ended June 30,
In thousands	NW Natural	SiEnergy (2)	NWN Water	Other	NW Holdings
2026
Operating revenues	$638,698	$45,241	$32,046	$17,970	$733,955
Depreciation	79,036	3,565	5,745	—	88,346
Income from operations(1)	166,625	18,731	5,818	4,851	196,025
Interest expense, net	35,104	5,150	1,509	24,941	66,704
Income tax expense (benefit)	34,386	3,102	1,304	(5,643)	33,149
Capital expenditures	166,603	45,882	22,428	37	234,950

2025
Operating revenues	$649,620	$34,168	$30,203	$16,487	$730,478
Depreciation	72,600	4,466	4,969	—	82,035
Income (loss) from operations(1)	167,420	13,202	7,339	(6,396)	181,565
Interest expense, net	30,708	4,578	1,536	23,064	59,886
Income tax expense (benefit)	37,302	2,304	1,684	(7,703)	33,587
Capital expenditures	177,122	26,445	18,990	107	222,664
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
The following table presents additional segment information concerning NW Natural margin:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
NW Natural margin calculation:
Distribution revenues	$192,851	$189,120	$614,085	$625,028
Regulated gas storage	10,081	9,251	19,687	19,035
Other revenue	1,870	2,436	4,926	5,557
Total operating revenues	204,802	200,807	638,698	649,620
Less: Cost of gas	53,326	56,939	193,470	216,375
Environmental remediation	2,431	2,296	8,756	8,549
Revenue taxes	7,906	7,832	24,943	26,397
NW Natural margin	141,139	133,740	411,529	398,299
Operations and maintenance	66,515	63,039	137,045	130,805
General taxes	11,641	11,234	27,678	26,213
Depreciation	39,592	36,564	79,036	72,600
Other operating expenses	452	515	1,145	1,261
NW Natural income from operations	$22,939	$22,388	$166,625	$167,420

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

The following table presents additional segment information concerning SiEnergy margin:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
SiEnergy margin calculation:
Distribution revenues	$13,546	$11,502	$45,241	$34,168
Total operating revenues	13,546	11,502	45,241	34,168
Less: Cost of gas	3,382	2,977	15,661	11,280
Revenue taxes	377	364	1,338	1,143
SiEnergy margin	9,787	8,161	28,242	21,745
Operations and maintenance	2,818	1,912	5,632	3,594
General taxes	304	264	314	483
Depreciation	1,768	2,396	3,565	4,466
SiEnergy income from operations	$4,897	$3,589	$18,731	$13,202

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Operating revenues	$17,077	$16,294	$32,046	$30,203
Operating expenses:
Operations and maintenance	9,843	8,068	18,450	15,333
Depreciation	2,852	2,575	5,745	4,969
Other operating expenses(1)	963	1,355	2,033	2,562
Income from operations	$3,419	$4,296	$5,818	$7,339
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

During the three months ended June 30, 2026, NW Holdings issued and sold no shares of common stock pursuant to the ATM equity program.

During the six months ended June 30, 2026, NW Holdings issued and sold 441,034 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $22.2 million, net of fees and commissions paid to agents of $0.4 million. As of June 30, 2026, $75.2 million of equity remained available for issuance under the ATM equity program.

6. REVENUE

The following tables present disaggregated revenue of NW Holdings:

	Three Months Ended June 30,
In thousands	NW Natural	SiEnergy	NWN Water Utility	Other	NW Holdings
2026
Natural gas sales	$167,487	$13,292	$—	$533	$181,312
Gas storage revenue, net	4,839	—	—	—	4,839
Asset management revenue, net	1,045	—	—	—	1,045
Water and wastewater revenue	—	—	17,077	—	17,077
Gas appliance retail revenue	825	—	—	—	825
Renewable natural gas sales	—	—	—	7,594	7,594
Other revenue	873	—	—	—	873
Revenue from contracts with customers	175,069	13,292	17,077	8,127	213,565
Alternative revenue	25,283	254	—	—	25,537
Leasing revenue	4,450	—	—	—	4,450
Total operating revenues	$204,802	$13,546	$17,077	$8,127	$243,552

2025
Natural gas sales	$166,923	$11,502	$—	$701	$179,126
Gas storage revenue, net	4,082	—	—	—	4,082
Asset management revenue, net	1,545	—	—	—	1,545
Water and wastewater revenue	—	—	16,294	—	16,294
Gas appliance retail revenue	891	—	—	—	891
Renewable natural gas sales	—	—	—	6,890	6,890
Other revenue	961	—	—	—	961
Revenue from contracts with customers	174,402	11,502	16,294	7,591	209,789
Alternative revenue	22,102	—	—	—	22,102
Leasing revenue	4,303	—	—	—	4,303
Total operating revenues	$200,807	$11,502	$16,294	$7,591	$236,194

	Six Months Ended June 30,
In thousands	NW Natural	SiEnergy(1)	NWN Water	Other	NW Holdings
2026
Natural gas sales	$566,606	$41,668	$—	$1,911	$610,185
Gas storage revenue, net	9,204	—	—	—	9,204
Asset management revenue, net	2,792	—	—	—	2,792
Water and wastewater revenue	—	—	32,046	—	32,046
Gas appliance retail revenue	2,134	—	—	—	2,134
Renewable natural gas sales	—	—	—	16,059	16,059
Other revenue	1,749	—	—	—	1,749
Revenue from contracts with customers	582,485	41,668	32,046	17,970	674,169
Alternative revenue	47,310	3,573	—	—	50,883
Leasing revenue	8,903	—	—	—	8,903
Total operating revenues	$638,698	$45,241	$32,046	$17,970	$733,955

2025
Natural gas sales	$597,172	$34,168	$—	$1,871	$633,211
Gas storage revenue, net	8,698	—	—	—	8,698
Asset management revenue, net	3,294	—	—	—	3,294
Water and wastewater revenue	—	—	30,203	—	30,203
Gas appliance retail revenue	2,263	—	—	—	2,263
Renewable natural gas sales	—	—	—	14,616	14,616
Other revenue	1,913	—	—	—	1,913
Revenue from contracts with customers	613,340	34,168	30,203	16,487	694,198
Alternative revenue	27,671	—	—	—	27,671
Leasing revenue	8,609	—	—	—	8,609
Total operating revenues	$649,620	$34,168	$30,203	$16,487	$730,478
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

As of June 30, 2026, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $119.2 million. Of this amount, approximately $15.3 million will be recognized during the remainder of 2026, $25.4 million in 2027, $21.6 million in 2028, $21.6 million in 2029, $17.5 million in 2030 and $17.8 million thereafter. The amounts presented here are calculated using current contracted rates.

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

Billing rates under the cost-of-service tariff will be updated annually to reflect current information including depreciable asset levels, forecasted operating expenses, and the results of regulatory proceedings, as applicable, and revenue received under this agreement is recognized as operating revenue on the consolidated statements of comprehensive income. There are no variable payments or residual value guarantees. The lease does not contain an option to purchase the underlying assets. NW Natural maintains other immaterial sales type leases that are subject to an OPUC approved rate schedule. None of these other leases have variable payments or residual value guarantees and no significant selling profit upon lease commencement.

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

The components of lease revenue at NW Holdings and NW Natural were as follows:

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NW Natural:
Lease revenue
Operating leases	$19	$21	$38	$42
Sales-type leases	4,431	4,282	8,865	8,567
Total lease revenue	$4,450	$4,303	$8,903	$8,609

SiEnergy
Natural Gas Sales
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

7. LEASES

Lease Expense
Operating Leases
NW Holdings and NW Natural have operating leases for land, buildings and equipment. The primary lease is for NW Natural's headquarters and operations center. Leases have remaining lease terms of 2 months to 14 years. Many of the lease agreements include options to extend the lease, which are not included in minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of the leases do not provide an implicit rate and are entered into by NW Natural, an estimated discount rate is used. The estimated discount rate represents the rate that would have been incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NW Holdings:
Operating lease expense	$2,291	$2,218	$4,543	$4,329
Short-term lease expense	405	160	623	349

NW Natural:
Operating lease expense	$1,941	$1,971	$3,895	$3,838
Short-term lease expense	315	160	435	349

The Company’s lease arrangements are described in Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10‑K, which should be read in conjunction with this Form 10‑Q. There have been no material changes to the Company’s lease portfolio during the current quarter.

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases were as follows:

In thousands	June 30,		December 31,
	2026	2025	2025
NW Natural:
Weighted-average remaining lease term (years)	13.8	14.8	14.3
Weighted-average discount rate	7.3%	7.3%	7.3%

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

In thousands	Six Months Ended June 30,
	2026	2025
NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,304	$4,241
Right of use assets obtained in exchange for lease obligations
Operating leases	$1,711	$2,647

NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,880	$3,753
Right of use assets obtained in exchange for lease obligations
Operating leases	$250	$346

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees, including officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2025 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the six months ended June 30, 2026, the final performance factor under the 2024-2026 LTIP was approved and 49,520 performance-based shares were granted under the 2024-2026 LTIP for accounting purposes. As such, NW Natural began recognizing compensation expense.

In February 2025, LTIP shares were awarded to participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2027, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of June 30, 2026, and therefore, no expense was recognized for the 2025-2027 award. NW Holdings will calculate the grant date fair value and the applicable subsidiaries of NW Holdings will recognize expense over the remaining service period for each award once the final performance factor has been approved.

In February 2026, LTIP shares were awarded to certain participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2028, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of June 30, 2026, and therefore, no expense was recognized for the 2026-2028 award. NW Holdings will calculate the grant date fair value and the applicable subsidiaries of NW Holdings will recognize expense over the remaining service period for each award once the final performance factor has been approved.

For the 2025-2027 and 2026-2028 LTIP awards, share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2025-2027 and 2026-2028 performance shares consists of a three-year Return on Invested Capital (ROIC) threshold that must be satisfied and a cumulative EPS factor, which can be modified by a total shareholder return factor (TSR modifier) relative to the performance of peer group companies over the performance period of three years for each respective award. If the targets were achieved for the 2025-2027 and 2026-2028 awards, NW Holdings would grant for accounting purposes 67,429 and 65,240 shares in the first quarters of 2027 and 2028, respectively.

In February 2025 and 2026, 4,090 and 5,205 LTIP shares were awarded to certain participants, respectively. The LTIP awards share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2025-2027 and 2026-2028 performance shares consist of a three-year ROIC threshold that must be satisfied and a 3-year cumulative EBITDA, which can be modified by a TSR modifier relative to the performance of peer group companies over the period. During the six months ended June 30, 2026, there was mutual understanding of all key terms of the awards. As such, NW Holdings recognized compensation expense.

As of June 30, 2026, there was $1.0 million of unrecognized compensation, which is expected to be recognized through 2028.

Restricted Stock Units
During the six months ended June 30, 2026, 59,688 RSUs were granted under the LTIP with a weighted-average grant date fair value of $49.91 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of three years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date.

As of June 30, 2026, there was $5.0 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2029.

9. DEBT

The nature and terms of our debt instruments and credit facilities are described in detail in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Other than as described below, there were no other material changes in the terms of our debt instruments during the three and six months ended June 30, 2026.

Short-Term Debt
NW Holdings' short-term debt consisted of the following:

	June 30, 2026		June 30, 2025		December 31, 2025
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
Commercial Paper Borrowings - NW Holdings	$105.3	4.1%	$157.4	4.8%	$162.0	4.1%
Commercial Paper Borrowings - NW Natural	—	—%	—	—%	10.0	4.0%
SiEnergy Credit Agreement Loans	16.0	4.7%	—	—%	—	—%
Total short-term debt	$121.3		$157.4		$172.0
(1) Weighted average interest rate on outstanding short-term debt

Long-Term Debt
NW Holdings' long-term debt consisted of the following:

	June 30, 2026		June 30, 2025		December 31, 2025
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,544.7	4.7%	$1,374.7	4.6%	$1,544.7	4.7%
SiEnergy term loan(3)	—	—%	148.1	6.1%	—	—%
SiEnergy secured senior notes	185.0	5.6%	—	—%	185.0	5.6%
NWN Water unsecured senior notes	75.0	5.4%	—	—%	—	—%
NWN Water term loan	—	—%	55.0	4.7%	55.0	4.7%
Other water debt	3.8		4.5		4.0
NW Holdings unsecured senior bonds	335.0	5.7%	285.0	5.7%	285.0	5.7%
NW Holdings term loan	50.0	4.7%	50.0	5.3%	50.0	5.2%
NW Holdings junior subordinated debentures	325.0	7.0%	325.0	7.0%	325.0	7.0%
Long-term debt, gross	2,518.5		2,242.3		2,448.7
Less: unamortized debt issuance costs	16.1		14.1		15.9
Less: current maturities	125.7		141.5		160.6
Total long-term debt	$2,376.7		$2,086.7		$2,272.2

(1)    Weighted average interest rate for the six months ended June 30, 2026 and June 30, 2025
(2)    Weighted average interest rate for the year ended December 31, 2025
(3)    On January 7, 2025, NW Holdings acquired SiEnergy. SiEnergy's subsidiary, Si Investment Co., had this existing term loan outstanding at the date of acquisition. In August 2025, the associated facilities were terminated and are no longer available for financing.

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2026 through 2055 and interest rates ranging from 2.82% to 7.85%. SiEnergy's secured senior notes have maturity dates ranging from 2030 through 2055 and interest rates ranging from 4.86% to 6.04%. NWN Water's unsecured senior notes have maturity dates ranging from 2031 through 2036 and interest rates ranging from 5.15% to 5.58%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2034 and interest rates ranging from 5.35% to 5.86%. NW Holdings' Junior Subordinated Debentures have an interest rate of 7.0% and a maturity date of 2055. At June 30, 2026, NW Holdings and NW Natural had long-term debt outstanding of $2,502.4 million and $1,535.3 million, respectively, which included $16.1 million and $9.4 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. Debt of $125.7 million is scheduled to mature in the next twelve months, which consists of $75.0 million at NW Natural, $0.7 million at NWN Water, and $50.0 million at NW Holdings.

Summary of Significant Debt Issuances

In millions	Six months ended June 30, 2026
NW Holdings	Issuance Date	Maturity Date	Interest Rate	Amount
Series E Senior Notes (a)	June 2026	June 2031	5.35%	$50.0

NWN Water
Series A Senior Notes (b)	June 2026	June 2031	5.15%	33.0
Series B Senior Notes (b)	June 2026	June 2036	5.58%	42.0
		Total long-term debt issuance		$125.0
(a) Proceeds were used to support working capital needs and for general corporate purposes including repayment of debt.
(b) Proceeds were used to repay the existing indebtedness under the Credit Agreement; any remaining proceeds were used for working capital needs and for general corporate purposes.

In June 2026, NW Holdings entered into a Note Purchase Agreement between NW Holdings and the institutional investors named as purchasers therein. The Note Purchase Agreement provided for the issuance of (i) $10.0 million in aggregate principal amount of its 5.35% Senior Notes, Series F, due August 5, 2031 (the “Series F Notes”) and (ii) $60.0 million in aggregate principal amount of its 5.83% Senior Notes, Series G, due August 5, 2036 (the “Series G Notes”) in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The Series F Notes and Series G Notes were issued and sold on August 5, 2026.

Summary of Significant Debt Extinguishments and Repayments

NWN Water
On June 10, 2026, NWN Water fully repaid the $55.0 million outstanding under the Credit Agreement dated as of June 10, 2021, among NWN Water Company, LLC, Northwest Natural Holding Company, as Guarantor, and Bank of America, N.A., upon its maturity.

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	June 30,		December 31,
In millions	2026	2025	2025
NW Holdings:
Gross long-term debt	$2,518.5	$2,242.3	$2,448.7
Unamortized debt issuance costs	(16.1)	(14.1)	(15.9)
Carrying amount	$2,502.4	$2,228.2	$2,432.8
Estimated fair value(1)	$2,343.1	$2,076.4	$2,317.1

NW Natural:
Gross long-term debt	$1,544.7	$1,374.7	$1,544.7
Unamortized debt issuance costs	(9.4)	(9.0)	(9.8)
Carrying amount	$1,535.3	$1,365.7	$1,534.9
Estimated fair value(1)	$1,346.7	$1,193.2	$1,383.1
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

The following table provides the components of net periodic benefit cost (credit) for the pension and other postretirement benefit plans:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$854	$886	$27	$28	$1,709	$1,771	$53	$55
Interest cost	5,166	5,410	282	289	10,333	10,820	564	577
Expected return on plan assets	(5,590)	(5,433)	—	—	(11,181)	(10,866)	—	—
Amortization of net actuarial loss	2,296	2,445	62	21	4,591	4,889	125	41
Net periodic benefit cost	2,726	3,308	371	338	5,452	6,614	742	673
Amount allocated to construction	(417)	(429)	(11)	(11)	(822)	(863)	(22)	(22)
Net periodic benefit cost charged to expense	2,309	2,879	360	327	4,630	5,751	720	651
Amortization of regulatory balancing account	1,281	1,281	—	—	4,082	4,082	—	—
Net amount charged to expense	$3,590	$4,160	$360	$327	$8,712	$9,833	$720	$651

Net periodic benefit costs are reduced by amounts capitalized to NW Natural plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Beginning balance	$(4,614)	$(6,877)	$(4,705)	$(7,052)
Amounts reclassified from AOCL:
Amortization of actuarial losses	124	199	248	399
Total reclassifications before tax	124	199	248	399
Tax benefit	(33)	(25)	(66)	(50)
Total reclassifications for the period	91	174	182	349
Ending balance	$(4,523)	$(6,703)	$(4,523)	$(6,703)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made $6.5 million of cash contributions to its qualified defined benefit pension plans during the six months ended June 30, 2026 and $5.5 million cash contributions during the six months ended June 30, 2025.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Natural contributions totaled $7.2 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2026	2025	2026	2025
Income tax at statutory rate (federal)	$254	$(722)	$1,294	$1,378
State income tax	101	(210)	649	306
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	6	8	7	9
Other, net	249	(16)	281	(55)
Total expense (benefit) for income taxes	$610	$(940)	$2,231	$1,638

Effective income tax rate	50.5%	27.3%	36.2%	25.0%

	Six Months Ended June 30,
	NW Holdings		NW Natural
In thousands	2026	2025	2026	2025
Income tax at statutory rate (federal)	$27,560	$24,991	$27,734	$27,986
State income tax	8,931	9,770	9,896	10,508
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(1,948)	(1,660)	(1,947)	(1,659)
Other, net	(1,394)	486	(1,297)	467
Total provision for income taxes	$33,149	$33,587	$34,386	$37,302

Effective income tax rate	25.3%	28.2%	26.0%	28.0%

The NW Holdings effective income tax rate for the six months ended June 30, 2026 compared to the same period in 2025, decreased due to lower state income tax rates in the SiEnergy and NWN Water segments. In addition, both NW Holdings and NW Natural effective tax rates benefited from lower non-deductible executive compensation expense and higher AFUDC equity income. Interim effective tax rates may fluctuate from quarter to quarter, particularly when pre-tax income is relatively low. As a result, a quarterly effective tax rate may not be indicative of year-to-date effective tax rates. For further detail on income taxes and effective tax rates, refer to Note 11 in the 2025 Form 10-K.

The IRS Compliance Assurance Process (CAP) examination of the 2024 tax year was completed during the first quarter of 2026. There were no material changes to the return as filed. The 2025 and 2026 tax years are subject to examination under CAP.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	June 30,		December 31,
In thousands	2026	2025	2025
NW Holdings:
Plant in service	$5,592,574	$5,204,265	$5,468,170
Construction work in progress	252,228	211,432	172,265
Less: Accumulated depreciation	1,318,811	1,269,274	1,288,422
Total property, plant, and equipment, net	$4,525,991	$4,146,423	$4,352,013

Capital expenditures in accrued liabilities	$68,873	$40,588	$57,762

NW Natural:
Plant in service	$4,945,768	$4,677,407	$4,879,816
Construction work in progress	184,678	183,257	120,513
Less: Accumulated depreciation	1,269,895	1,236,148	1,256,289
Total property, plant, and equipment, net	$3,860,551	$3,624,516	$3,744,040

Capital expenditures in accrued liabilities	$44,947	$28,586	$33,582

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	June 30,		December 31,	June 30,		December 31,
In thousands	2026	2025	2025	2026	2025	2025
Investments in life insurance policies	$34,197	$46,221	$45,606	$34,197	$46,221	$45,606
Investments in gas reserves, non-current	14,099	16,803	15,443	14,099	16,803	15,443
Investment in unconsolidated affiliates	20,702	19,199	19,627	—	—	—
Total other investments	$68,998	$82,223	$80,676	$48,296	$63,024	$61,049

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2025 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of June 30, 2026. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $1.1 million, $1.9 million, and $1.8 million, which are recorded as liabilities in the June 30, 2026, June 30, 2025, and December 31, 2025 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.6 million, $2.7 million, and $2.6 million as of June 30, 2026, June 30, 2025, and December 31, 2025, respectively. See Note 13 in the 2025 Form 10-K.

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

Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 17,000 connections and employing 41 people. The carrying value of the equity method investment is $10.1 million higher than the underlying equity in the net assets of the investee at June 30, 2026 due to equity method goodwill. NWN Water's share in the earnings of Avion Water is included in other income (expense), net.

14. BUSINESS COMBINATIONS

2025 Business Combinations

SiEnergy Acquisition
On January 7, 2025, NW Holdings acquired 100% of the outstanding membership interests of SiEnergy Operating, LLC from SiEnergy Capital Partners, LLC, an affiliate of Ridgewood Infrastructure. Total consideration included $271.1 million in cash and the assumption of $156.1 million of outstanding debt. SiEnergy is a regulated natural gas distribution utility and a transmission utility. Excluding Pines Holdings, which was acquired June 2, 2025 and is described further below, SiEnergy serves approximately 88,000 customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas.

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

The Pines acquisition met the criteria of a business combination, and as such, an allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involves management judgment in determining the significant estimates and assumptions used for net assets associated with Pines. This allocation was finalized in the quarter ended June 30, 2026.

Goodwill of $15.4 million was recognized from this acquisition. The goodwill recognized is attributable to Pines' natural gas utility service territory, experienced workforce, and the strategic benefits expected from growth in the service territory. No intangible assets aside from goodwill were recognized. There is no goodwill expected to be deductible for tax purposes.

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed as of the acquisition date:

In thousands
Fair value of consideration transferred:
Cash	$60,436

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$2,036
Property, plant and equipment	42,942
Non-current assets	1,572
Current liabilities	(1,462)
Non-current liabilities	(100)
Total identifiable net assets	$44,988
Goodwill	$15,448

The table below presents the unaudited pro forma revenues and earnings of NW Holdings as if the SiEnergy and Pines acquisitions had occurred as of January 1, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Operating revenues	$243,552	$241,074	$733,955	$737,355
Net income (loss)	$600	$(1,898)	$98,089	$89,067

The unaudited pro forma results presented above are for informational purposes only and are not necessarily indicative of the results that would have been achieved had the acquisition been completed on January 1, 2025, nor are they indicative of future results of operations of the combined company. Pro forma net income for the three and six months ended June 30, 2025 were adjusted to reflect the following:

•acquisition costs of $5.3 million incurred by NW Holdings in the first quarter of 2025 were removed from the three months ended March 31, 2025 pro forma net income;
•the capital structure for NW Holdings was modified to reflect the Junior Subordinated Debentures issued in March 2025 to represent the ongoing capital structure and reflects the issuance to have occurred on January 1, 2025;
•the results of SiEnergy and Pines were adjusted to represent results as though they were owned as of January 1, 2025; and
•all adjustments were net tax effected using a statutory tax rate of 26.5%

The amount of SiEnergy and Pines revenues included in NW Holdings' consolidated statements of comprehensive income was $13.5 million and $45.2 million for the three and six months ended June 30, 2026, respectively, and $11.5 million and $34.2 million for the three and six months ended June 30, 2025, respectively.

The amount of SiEnergy and Pines net income included in NW Holdings' consolidated statements of comprehensive income was $2.0 million and $11.1 million for the three and six months ended June 30, 2026, respectively, and $1.0 million and $6.5 million for the three and six months ended June 30, 2025, respectively.

Other 2025 Business Combinations

During the fourth quarter of 2025, NWN Water and its subsidiaries acquired the assets of Inline Utilities, LLC ("Inline") located in Texas, qualifying as a business combination. The fair value of the consideration transferred for this acquisition was $7.2 million, most of which was allocated to property, plant and equipment. As of June 30, 2026, preliminary goodwill of $1.0 million was recognized from this acquisition, including adjustments associated with deferred income taxes. The amount of goodwill that is expected to be deductible for income tax purposes is $4.3 million.
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

As a result of all acquisitions completed, goodwill totaled $371.6 million, $370.9 million, and $370.8 million as of June 30, 2026, June 30, 2025, and December 31, 2025, respectively, and is attributable to gas utility, water and wastewater acquisitions. Goodwill included in the SiEnergy segment category totaled $186.5 million, $187.2 million, and $185.7 million as of June 30, 2026, June 30, 2025, and December 31, 2025, respectively. Goodwill included in the NWN Water segment category totaled $185.1 million, $183.7 million, and $185.1 million as of June 30, 2026, June 30, 2025, and December 31, 2025, respectively. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized during the three and six months ended June 30, 2026.

15. DERIVATIVE INSTRUMENTS

NW Natural
NW Natural enters into financial derivative contracts primarily to hedge a portion of the NW Natural segment's natural gas sales requirements. These contracts include swaps and forward contracts. These derivative financial instruments are primarily used to manage the price variability of natural gas, interest rates, and foreign currency. A small portion of NW Natural's derivative hedging strategy involves hedging foreign currency forward contracts.

NW Natural enters into these financial derivatives, up to prescribed limits, primarily to hedge price variability related to term physical gas supply contracts and pipeline demand charges paid in Canadian dollars.

In the normal course of business, NW Natural also enters into indexed-price physical forward natural gas commodity purchase contracts and options to meet the requirements of NW Natural customers. These contracts qualify for regulatory deferral accounting treatment.

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	June 30,		December 31,
In thousands	2026	2025	2025
Natural gas (in therms):
Financial	785,220	807,000	757,895
Physical	959,775	811,360	692,275
Foreign exchange (in dollars)	$9,233	$10,155	$8,596

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	Three Months Ended June 30,
	2026		2025
In thousands	Natural gas commodity	Foreign Exchange	Natural gas commodity	Foreign Exchange
Benefit (expense) to cost of gas	$8,416	$(170)	$4,651	$302
Amounts deferred to regulatory accounts on balance sheet	(8,416)	170	(4,651)	(302)
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

	Six Months Ended June 30,
	2026		2025
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(6,613)	$(284)	$34,348	$278
Amounts deferred to regulatory accounts on balance sheet	6,613	284	(34,348)	(278)
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

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

Realized Gain/Loss
NW Natural realized net losses of $17.1 million and net losses of $58.6 million for the three and six months ended June 30, 2026, respectively, from the settlement of natural gas financial derivative contracts, whereas net losses of $11.6 million and net losses of $57.8 million were realized for the three and six months ended June 30, 2025, respectively. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of June 30, 2026 or 2025. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold based on our credit rating before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2026 or 2025. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed but could potentially require additional collateral posting by NW Natural in the event of a material adverse change in NW Natural's ability to perform.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $4.0 million and a liability of $50.3 million as of June 30, 2026, an asset of $5.0 million and a liability of $27.6 million as of June 30, 2025, and an asset of $2.8 million and a liability of $76.1 million as of December 31, 2025.

NW Natural is exposed to derivative credit and liquidity risk primarily through securing fixed-price natural gas commodity swaps with financial counterparties. NW Natural utilizes master netting arrangements with International Swaps and Derivatives Association (ISDA) contracts to minimize these risks including ISDA Credit Support Agreements with counterparties based on their credit ratings. Additionally, NW Natural uses counterparty, industry, sector and country diversification to minimize credit risk. In certain cases, NW Natural may require counterparties to post collateral, guarantees, or letters of credit to maintain its minimum credit requirement standards or for liquidity management purposes. See Note 15 in the 2025 Form 10-K for additional information.

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustment for all financial derivatives outstanding to the fair value calculation was $0.2 million, which decreased the liability at June 30, 2026. The net fair value was a liability of $46.3 million, a liability of $22.6 million, and a liability of $73.3 million as of June 30, 2026 and 2025, and December 31, 2025, respectively. No Level 3 inputs were used in our derivative valuations during the six months ended June 30, 2026, and 2025. See Note 2 in the 2025 Form 10-K.

NWN Water Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.8%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expired on June 10, 2026, subsequent to the repayment of the variable-rate debt in June 2026.

Unrealized gains (losses) related to the interest rate swap agreement are recorded in AOCI on the consolidated balance sheet and were immaterial as of June 30, 2025, and December 31, 2025 and zero as of June 30, 2026. Realized gains or losses occur as a result of monthly swap settlements. Gains of $0.1 million were reclassified from AOCI to net income during both the three and six months ended June 30, 2025 and were immaterial during the three and six months ended June 30, 2026. There are no remaining amounts recorded in AOCI as of June 30, 2026.

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

NWN Renewables Purchase Agreements
Under the purchase agreement, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL facilities over a 20-year period at a contractually specified price. In December 2025, Ohio Renewables entered into an agreement to purchase up to an annual specified amount of RNG produced by the EDL facilities from a separate investment-grade counterparty over an 11-year period at a contractually specified price. Purchase volumes are variable based on production, and purchases may not exceed contracted amounts. We currently estimate the amount of RNG purchases from both facilities based on prices and quantities specified in the agreements to be as follows: approximately $31.4 million in 2027, $31.6 million in 2028, $30.8 million in 2029, $31.4 million in 2030 and $599.3 million thereafter. For the six months ended June 30, 2026, purchases totaled $8.2 million, for total expected purchases of $20.9 million in 2026.

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

2025 - 2044
Ohio Renewables additionally has contracted to sell a fixed-volume amount of RNG under a long-term agreement with an investment-grade utility beginning in 2025 and extending through 2044. Under the current contract, if less than 75% of the contracted volumes of RNG are not delivered on an annual basis, Ohio Renewables is obligated to pay the per MMbtu price for volumes between the amount delivered and 75% of the contracted volumes on an annual basis. NW Holdings entered into a guarantee on behalf of Ohio Renewables. Per the guarantee, NW Holdings unconditionally and irrevocably guarantees the prompt payment of all present and future obligations of Ohio Renewables. The total liability under this guarantee cannot exceed $2.0 million. NW Holdings has not recognized a liability for its obligations under the guarantee in accordance with ASC 460, Guarantees. The guarantee expired on July 3, 2026.

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

These sites are subject to the remediation process prescribed by the Environmental Protection Agency (EPA) and the Oregon Department of Environmental Quality (ODEQ). The process begins with a remedial investigation (RI) to determine the nature and extent of contamination and then a risk assessment (RA) to establish whether the contamination at the site poses unacceptable risks to humans and the environment. Next, a feasibility study (FS) or an engineering evaluation/cost analysis (EE/CA) evaluates various remedial alternatives. It is at this point in the process NW Natural is able to estimate a range of remediation costs and record a reasonable potential remediation liability, or make an adjustment to the existing liability. From this study, the regulatory agency selects a remedy and issues a Record of Decision (ROD). After a ROD is issued, NW Natural would seek to negotiate a consent decree or consent judgment for designing and implementing the remedy. NW Natural would have the ability to further refine estimates of remediation liabilities based upon an approved remedial design.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	June 30,		December 31,	June 30,		December 31,
In thousands	2026	2025	2025	2026	2025	2025
Portland Harbor site:
Gasco Sediments	$10,982	$10,034	$13,950	$42,286	$43,776	$43,247
Other Portland Harbor	3,211	3,327	3,669	11,493	11,043	12,770
Gasco Upland site	18,748	18,390	25,643	274,547	62,666	61,782
Front Street site	510	831	486	294	279	292
Oregon Steel Mills	—	—	—	179	179	179
Total	$33,451	$32,582	$43,748	$328,799	$117,943	$118,270

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

In March 2020, NW Natural and the EPA amended the Administrative Order on Consent to include additional remedial design activities downstream of the Gasco Sediments Site at the US Moorings and Navigation Channel remedial design project areas. Siltronic Corporation is not a party to the amended order. NW Natural has submitted a Preliminary Design Report for the Navigation Channel remedial design project area and a Basis of Design Report for the US Moorings remedial design project areas to the EPA.

The estimated costs for the various sediment remedy alternatives in the draft EE/CA, for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from approximately $53 million to $350 million. NW Natural has recorded a liability of $53 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In December 2024, NW Natural submitted the Gasco uplands FS to ODEQ. The FS presents a set of remedial action alternatives and provides the basis for range of potential remedial costs for the site. In April 2026, NW Natural submitted a revised FS to ODEQ addressing comments it had received on the original FS submission. The revised FS included changes to the remediation alternatives as well as the addition of the estimated costs to operate and monitor the site for 30 years after remediation. The revised range of alternative remedies excluding the cost of the Interim Remedial Action Measure (IRAM) for the Gasco uplands site is an estimated range from $284 million to $950 million, which includes a range of undiscounted monitoring costs for a 30 year period that range from approximately $230 million to $250 million. NW Natural has recorded a liability of $284 million, which reflects the low end of the range. ODEQ is currently reviewing the revised submission.

Additionally, the EPA's Gasco sediments Administrative Order requires the integration of upland source controls with the sediment remedy. The selected sediment remedy, which is discussed above under "Gasco Sediments," is currently under separate design for the EPA. To comply with the source control integration requirement, some Gasco uplands work must be expedited. An Interim Removal Action Measure (IRAM) for the Gasco uplands is the regulatory mechanism ODEQ has selected to accomplish that goal. As a result, the Gasco uplands FS also includes a separate range of potential remedial costs for the IRAM. The alternative remedies for the IRAM range from $9 million to $78 million. NW Natural has recorded a liability of $9 million, which reflects the low end of the range.

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

The following table presents information regarding the total regulatory asset deferred:

	June 30,		December 31,
In thousands	2026	2025	2025
Deferred costs and interest (1)	$79,609	$69,335	$71,954
Accrued site liabilities (2)	362,225	150,488	161,993
Insurance proceeds and interest	(42,851)	(48,257)	(41,736)
Total regulatory asset deferral(1)	$398,983	$171,566	$192,211
Current regulatory assets(3)	$12,690	$11,447	$12,148
Long-term regulatory assets(3)	386,293	160,120	180,063
(1)    Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were immaterial at June 30, 2026, June 30, 2025, and December 31, 2025.
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

Legal Proceedings
On October 7, 2024, NW Natural was added as a defendant to an ongoing lawsuit brought by Multnomah County in the Circuit Court for Multnomah County, Oregon (County of Multnomah v. Exxon Mobil Corp., et. al., No. 23-cv-25164) against more than a dozen oil and gas producers seeking damages relating to climate change impacts. The County asserts various causes of action, including negligence, fraud, trespass and public nuisance under Oregon law related to the refining, producing and/or marketing of fossil fuels. NW Natural is diligently defending against the claims.

On October 9, 2024, NW Natural and NW Holdings were named as the defendants in a lawsuit filed in the Circuit Court for Multnomah County, Oregon (Blumm et. al. v. Northwest Natural Gas Company et al., No. 24-cv-48490), that is seeking class certification on behalf of all Oregon NW Natural Smart Energy-enrolled customers during the past approximately six years. The lawsuit alleges claims under Oregon's Unlawful Trade Practices Act and for breach of contract, with respect to NW Natural's Smart Energy program. The plaintiffs seek injunctive and equitable relief and damages. In October 2025, NW Holdings was dismissed as a party to the proceeding. The plaintiffs subsequently filed a Second Amended Complaint re-alleging claims against NW Holdings. We are diligently defending against the claims.

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

18. SUBSEQUENT EVENTS

As previously disclosed, on August 29, 2025, NW Natural filed a request for a general rate case (Rate Case) with the Washington Utilities and Transportation Commission (WUTC) under Washington's multi-year rate plan statute.

On March 23, 2026, NW Natural filed a settlement with the WUTC that addressed all issues but one in the Rate Case (Stipulation). The WUTC issued a final order in the Rate Case on July 29, 2026, which approved the Stipulation, subject to certain adjustments and conditions, and resolved the remaining litigated issue by preserving NW Natural's line extension allowance in Washington.

The incremental revenue requirement for each year is based off of the following assumptions:

	Year 1	Year 2	Year 3
Revenue Requirement Increase	$20.1 million	$7.5 million	$7.4 million(2)
Capital Structure	•50.0% long-term debt •50.0% common equity	•50.0% long-term debt •50.0% common equity	•50.0% long-term debt •50.0% common equity
Return on Equity	9.5%	9.5%	9.5%
Cost of Long-Term Debt	4.806%	4.863%	4.936%
Overall Rate of Return	7.15%	7.18%	7.22%
Average Rate Base	$328.0 million(1)	$368.2 million	$397.8 million

(1) Represents an increase of $80.7 million since the last rate case.
(2) Includes approximately $3.5 million related to an updated depreciation study.

New rates became effective on August 1, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three and six months ended June 30, 2026 and 2025 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three month period are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2025 Annual Report on Form 10-K, as applicable (2025 Form 10-K).

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

Other activities for NW Holdings, aggregated and reported as Other, include NWN Renewables and its non-regulated renewable natural gas activities. See Note 4 for further discussion of our business segments and other, as well as our direct and indirect wholly-owned subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings per share	2026	2025	2026	2025
Diluted EPS Total(1)	$0.01	$(0.06)	$2.33	$2.11
NW Natural(2)	0.09	0.12	2.32	2.37
SiEnergy(2)	0.05	0.03	0.27	0.16
NWN Water(2)	0.05	0.07	0.09	0.11
Other(2)	(0.18)	(0.28)	(0.35)	(0.53)
(1)    Total Diluted EPS is equal to the sum of Diluted EPS for NW Natural, SiEnergy, NWN Water and Other.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

EXECUTIVE SUMMARY

Key financial highlights for NW Holdings include:

	Three Months Ended June 30,
	2026	2025	QTD
In millions, except per share data	Amount	Amount	Change
Consolidated:
Net income (loss)	$0.6	$(2.5)	$3.1
Diluted EPS	$0.01	$(0.06)	$0.07

THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025.
•Consolidated net income increased by $3.1 million or $0.07 per diluted share.
•The increase in net income was primarily driven by new NW Natural rates in Oregon, effective October 31, 2025, organic customer growth, the acquisition of Pines in June 2025, and the implementation of House Bill 4384 in July 2025. These benefits were partially offset by increases from continued investment in our utility systems that resulted in higher interest and depreciation expenses.

	Six Months Ended June 30,
	2026	2025	YTD
In millions, except per share data	Amount	Amount	Change
Consolidated:
Net income	$98.1	$85.4	$12.7
Diluted EPS	$2.33	$2.11	$0.22

SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025.
•Consolidated net income increased by $12.7 million or $0.22 per diluted share.
•The increase in net income was primarily driven by new NW Natural rates in Oregon, effective October 31, 2025, organic customer growth, the acquisition of Pines in June 2025, and the implementation of House Bill 4384 in July 2025. These benefits were partially offset by increases from continued investment in our utility systems that resulted in higher interest and depreciation expenses.
•Customer growth was 1.9%, driven by organic growth at SiEnergy and NWN Water, and the Pines and Inline acquisitions.
•Capital expenditures were $235.0 million, as we continue to invest in our utility systems to support safety and reliability.

Key financial highlights for NW Natural include:

	Three Months Ended June 30,
	2026	2025	QTD
In millions	Amount	Amount	Change
Consolidated:
Net income	$3.9	$4.9	$(1.0)

THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025.
•Consolidated net income decreased by $1.0 million.
•Net income decreased as higher margin from new rates in Oregon, which were effective October 31, 2025, were more than offset by higher operations and maintenance expenses and continued investment in the system resulting in higher interest and depreciation expenses.
•Capital expenditures were $87.0 million, due primarily to continued investments to support the safety and reliability of NW Natural.

	Six Months Ended June 30,
	2026	2025	YTD
In millions	Amount	Amount	Change
Consolidated:
Net income	$97.7	$96.0	$1.7

SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025.
•Consolidated net income increased by $1.7 million and was primarily driven by new rates for Oregon customers, effective October 31, 2025. This benefit was partially offset by increases from continued investment in the system that resulted in higher interest and depreciation expenses, and higher operations and maintenance expenses.
•Capital expenditures were $166.6 million, due primarily to continued investments to support the safety and reliability of NW Natural.

RESULTS OF SEGMENTS

NW NATURAL SEGMENT RESULTS. NW Natural results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except per share data	2026	2025	2026	2025
Margin(1)	$141,139	$133,740	$411,529	$398,299	$7,399	$13,230
Operating expenses:
Operations and maintenance	66,515	63,039	137,045	130,805	3,476	6,240
General taxes	11,641	11,234	27,678	26,213	407	1,465
Depreciation	39,592	36,564	79,036	72,600	3,028	6,436
Other operating expenses	452	515	1,145	1,261	(63)	(116)
Total operating expenses	118,200	111,352	244,904	230,879	6,848	14,025
Income from operations	22,939	22,388	166,625	167,420	551	(795)
Other income (expense), net	651	(698)	547	(3,447)	1,349	3,994
Interest expense, net	17,426	15,128	35,104	30,708	2,298	4,396
Income before income taxes	6,164	6,562	132,068	133,265	(398)	(1,197)
Income tax expense (benefit)	2,231	1,638	34,386	37,302	593	(2,916)
Net income	$3,933	$4,924	$97,682	$95,963	$(991)	$1,719
EPS(2)	$0.09	$0.12	$2.32	$2.37	$(0.03)	$(0.05)
(1)    See NW Natural Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025. The primary factors contributing to the $1.0 million decrease in NW Natural net income were as follows:
•$3.5 million increase in operations and maintenance expenses due primarily to higher contract labor costs and payroll and benefit costs;
•$3.0 million increase in depreciation expense due to additional capital investments; and
•$2.3 million increase in interest expense due primarily to higher long-term debt from first mortgage bonds issued in December 2025; partially offset by
•$7.4 million increase in margin driven by new rates on October 31, 2025 for Oregon customers. See the NW Natural margin table below for additional margin detail.

For the three months ended June 30, 2026, total NW Natural volumes sold and delivered decreased 7.7 million therms compared to the same period in 2025, primarily due to lower usage from residential and commercial sales customers.

SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025. The primary factors contributing to the $1.7 million increase in NW Natural net income were as follows:
•$13.2 million increase in margin driven by new rates on October 31, 2025 for Oregon customers. See the NW Natural margin table below for additional margin detail; partially offset by
•$6.4 million increase in depreciation expense due to additional capital investments; and
•$6.2 million increase in operations and maintenance expenses due primarily to an increase in regulatory deferral amortization, payroll and benefit costs, and contract labor costs.

For the six months ended June 30, 2026, total NW Natural volumes sold and delivered decreased by 50.4 million therms compared to the same period in 2025 primarily due to lower usage from residential and commercial sales customers.

NW NATURAL MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

	Three Months Ended June 30,		Six Months Ended June 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2026	2025	2026	2025	QTD Change	YTD Change
Volumes (therms)
Residential and commercial sales	96,154	100,424	369,231	410,607	(4,270)	(41,376)
Industrial sales and transportation	102,367	105,820	221,331	230,375	(3,453)	(9,044)
Total volumes sold and delivered	198,521	206,244	590,562	640,982	(7,723)	(50,420)
Operating Revenues
Residential and commercial sales	$174,042	$171,787	$571,577	$584,950	$2,255	$(13,373)
Industrial sales and transportation	18,809	17,333	42,508	40,078	1,476	2,430
Regulated gas storage	10,081	9,251	19,687	19,035	830	652
Other revenue	1,870	2,436	4,926	5,557	(566)	(631)
Total operating revenues	204,802	200,807	638,698	649,620	3,995	(10,922)
Less: Cost of gas	53,326	56,939	193,470	216,375	3,613	22,905
Less: Environmental remediation expense	2,431	2,296	8,756	8,549	(135)	(207)
Less: Revenue taxes	7,906	7,832	24,943	26,397	(74)	1,454
Margin	$141,139	$133,740	$411,529	$398,299	$7,399	$13,230
Margin(1)
Residential and commercial sales	$120,019	$114,842	$367,462	$356,203	$5,177	$11,259
Industrial sales and transportation	9,075	7,523	20,018	16,875	1,552	3,143
Regulated gas storage	10,081	9,251	19,687	19,035	830	652
Gain (loss) from gas cost incentive sharing(2)	94	(312)	(564)	629	406	(1,193)
Other margin	1,870	2,436	4,926	5,557	(566)	(631)
Margin	$141,139	$133,740	$411,529	$398,299	$7,399	$13,230
Cost of Gas Detail
Volumes sold (therms)(3)	117,128	121,514	416,857	459,658	(4,386)	(42,801)
Average cost of gas (cents per therm)	$0.46	$0.47	$0.46	$0.47	$(0.01)	$(0.01)
Degree days(4)
Average(5)	332	297	1,667	1,623	35	44
Actual	172	130	1,368	1,406	32%	(3)%
Percent (warmer) colder than average weather	(48)%	(56)%	(18)%	(13)%
			As of June 30,
Meters			2026	2025	Change	Growth
Residential			740,064	736,849	3,215	0.4%
Commercial			68,824	69,353	(529)	(0.8)%
Industrial			1,029	1,041	(12)	(1.2)%
Total			809,917	807,243	2,674	0.3%

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

SIENERGY SEGMENT RESULTS. SiEnergy results and highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except per share data	2026	2025(3)	2026	2025(3)
Margin(1)	$9,787	$8,161	$28,242	$21,745	$1,626	$6,497
Operating expenses:
Operations and maintenance	2,818	1,912	5,632	3,594	906	2,038
General taxes	304	264	314	483	40	(169)
Depreciation	1,768	2,396	3,565	4,466	(628)	(901)
Total operating expenses	4,890	4,572	9,511	8,543	318	968
Income from operations	4,897	3,589	18,731	13,202	1,308	5,529
Other income, net	331	106	667	199	225	468
Interest expense, net	2,607	2,321	5,150	4,578	286	572
Income before income taxes	2,621	1,374	14,248	8,823	1,247	5,425
Income tax expense	565	360	3,102	2,304	205	798
Net income	$2,056	$1,014	$11,146	$6,519	$1,042	$4,627
EPS(2)	$0.05	$0.03	$0.27	$0.16	$0.02	$0.11
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
THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025. The primary factors contributing to the $1.0 million increase in SiEnergy net income were as follows:
•$1.6 million increase in margin driven primarily by organic customer growth and the acquisition of Pines Holdings, LLC (Pines) on June 2, 2025. See the SiEnergy margin table below for additional margin detail; and
•$0.6 million decrease in depreciation expense due to the deferral of depreciation on investments allowed by Texas House Bill 4384. Benefits to net income were partially offset by
•$0.9 million increase in operations and maintenance expenses due primarily to higher payroll and benefit costs and the acquisition of Pines.

For the three months ended June 30, 2026, total SiEnergy volumes sold and delivered decreased by 1.2 million therms compared to the same period in 2025 primarily due to lower usage from transportation customers.
SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025. The primary factors contributing to the $4.6 million increase in SiEnergy net income were as follows:
•$6.5 million increase in margin driven primarily by organic customer growth and the acquisition of Pines Holdings, LLC (Pines) on June 2, 2025. See the SiEnergy margin table below for additional margin detail; and
•$0.9 million decrease in depreciation expense due to the deferral of depreciation on investments allowed by Texas House Bill 4384. Benefits to net income were partially offset by
•$2.0 million increase in operations and maintenance expenses due primarily to higher payroll and benefit costs and the acquisition of Pines.

For the six months ended June 30, 2026, total SiEnergy volumes sold and delivered increased by 2.9 million therms compared to the same period in 2025 primarily due to organic growth and the Pines acquisition.

SIENERGY MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

	Three Months Ended June 30,		Six Months Ended June 30,		Favorable/(Unfavorable)
In thousands, except degree day and customer data	2026	2025	2026	2025(5)	QTD Change	YTD Change
Volumes (therms)
Residential and commercial sales	4,559	4,582	21,725	18,246	(23)	3,479
Transportation	549	1,687	1,677	2,236	(1,138)	(559)
Total volumes sold and delivered	5,108	6,269	23,402	20,482	(1,161)	2,920
Operating Revenues
Residential and commercial sales	$12,702	$10,649	$43,593	$32,554	$2,053	$11,039
Transportation	194	196	399	394	(2)	5
Other distribution revenues	650	657	1,249	1,220	(7)	29
Total operating revenues	13,546	11,502	45,241	34,168	2,044	11,073
Less: Cost of gas	3,382	2,977	15,661	11,280	405	4,381
Less: Revenue taxes	377	364	1,338	1,143	13	195
Margin	$9,787	$8,161	$28,242	$21,745	$1,626	$6,497
Margin(1)
Residential and commercial sales	$8,948	$7,316	$26,606	$20,146	$1,632	$6,460
Transportation	189	188	387	379	1	8
Other margin	650	657	1,249	1,220	(7)	29
Margin	$9,787	$8,161	$28,242	$21,745	$1,626	$6,497
Cost of Gas Detail
Volumes sold (therms)(2)	4,559	4,582	21,725	18,246	(23)	3,479
Average cost of gas (cents per therm)	$0.74	$0.65	$0.72	$0.62	$0.09	$0.10
Degree days(3)
Average(4)	82	46	811	765	36	46
Actual	35	36	598	809	(1)	(211)
Percent (warmer) colder than average weather(4)	(57)%	(22)%	(26)%	6%	(35)%	(32)%
			As of June 30,
Meters			2026	2025	Change	Growth
Residential			95,195	82,659	12,536	15.2%
Commercial			709	619	90	14.5%
Total			95,904	83,278	12,626	15.2%
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

NWN WATER SEGMENT RESULTS. NWN Water results and highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except per share data	2026	2025	2026	2025
Operating Revenues	$17,077	$16,294	$32,046	$30,203	$783	$1,843
Operating expenses:
Operations and maintenance	9,843	8,068	18,450	15,333	1,775	3,117
General taxes	269	558	555	1,123	(289)	(568)
Revenue taxes	117	87	219	148	30	71
Depreciation	2,852	2,575	5,745	4,969	277	776
Other operating expenses	577	710	1,259	1,291	(133)	(32)
Total operating expenses	13,658	11,998	26,228	22,864	1,660	3,364
Income from operations	3,419	4,296	5,818	7,339	(877)	(1,521)
Other income, net	424	334	698	402	90	296
Interest expense, net	821	744	1,509	1,536	77	(27)
Income before income taxes	3,022	3,886	5,007	6,205	(864)	(1,198)
Income tax expense	750	1,053	1,304	1,684	(303)	(380)
Net income	$2,272	$2,833	$3,703	$4,521	$(561)	$(818)
EPS(1)	$0.05	$0.07	$0.09	$0.11	$(0.02)	$(0.02)

Connections			As of June 30, 2026	As of June 30, 2025	Change	Growth
Water and wastewater			81,294	78,635	2,659	3.4%
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025. The primary factors contributing to the $0.6 million decrease in net income were as follows:
•$1.8 million increase in operations and maintenance expenses primarily due to higher payroll and benefit costs, software and technology costs, and acquisitions; partially offset by
•$0.8 million increase in operating revenues primarily driven by regulated and unregulated rate increases.
SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025. The primary factors contributing to the $0.8 million decrease in net income were as follows:
•$3.1 million increase in operations and maintenance expenses primarily due to higher payroll and benefit costs, software and technology costs, and acquisitions; partially offset by
•$1.8 million increase in operating revenues primarily driven by regulated and unregulated rate increases.
OTHER RESULTS. Other results and highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
In thousands, except per share data	2026	2025	2026	2025
Operating Revenues	$8,127	$7,591	$17,970	$16,487	$536	$1,483
Operating expenses:
Cost of gas	5,045	4,587	10,771	9,839	458	932
Operations and maintenance	1,178	6,046	2,336	13,016	(4,868)	(10,680)
General taxes	2	20	12	28	(18)	(16)
Total operating expenses	6,225	10,653	13,119	22,883	(4,428)	(9,764)
Income (loss) from operations	1,902	(3,062)	4,851	(6,396)	4,964	11,247
Other income (expense), net	(1)	98	5	170	(99)	(165)
Interest expense, net	12,498	12,298	24,941	23,064	200	1,877
Income (loss) before income taxes	(10,597)	(15,262)	(20,085)	(29,290)	4,665	9,205
Income tax expense (benefit)	(2,936)	(3,991)	(5,643)	(7,703)	1,055	2,060
Net loss	$(7,661)	$(11,271)	$(14,442)	$(21,587)	$3,610	$7,145
EPS(1)	$(0.18)	$(0.28)	$(0.35)	$(0.53)	$0.10	$0.18
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025. The primary factors contributing to the $3.6 million decrease in net loss were as follows:
•$4.9 million decrease in operations and maintenance expenses due primarily to lower business development and transaction expenses; partially offset by
•$1.1 million decrease in income tax benefit due to lower pre-tax losses.

SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025. The primary factors contributing to the $7.1 million decrease in net loss were as follows:
•$10.7 million decrease in operations and maintenance expenses due primarily to lower business development and transaction expenses; partially offset by
•$2.1 million decrease in income tax benefit due to lower pre-tax losses; and
•$1.9 million increase in interest expense due primarily to higher long-term debt at NW Holdings from Junior Subordinated Debentures issued in March 2025.

CURRENT ECONOMIC AND POLITICAL CONDITIONS. Current economic and political conditions are reviewed and monitored on an ongoing basis for potential impacts to our business. This includes changes in inflation and interest rates, tariffs or trade restrictions, geopolitical conflicts and uncertainty, supply chain disruptions, and other regulatory, physical, artificial intelligence, or cyber related risks impacting our business. Further, we review U.S. federal, state and local policies, executive orders, rules, initiatives and other changes to fiscal, tax, regulation, environmental, climate and other federal policies that may impact our businesses, all of which could impact the conditions in which we operate.

We continue to evaluate the effect of additional tariffs on our businesses, specifically natural gas imports at our gas utilities. SiEnergy, located in Texas, does not import natural gas. NW Natural imported approximately 60% of our natural gas from Canada in 2025. NW Natural's third-party asset manager imports the majority of NW Natural's gas each year and is not subject to tariffs because they are a United States-Mexico-Canada Agreement (USMCA) certified importer of record. NW Natural is a USMCA certified importer. We have evaluated tariffs across our businesses and at this time, we do not anticipate the currently implemented tariffs to have a material impact on our businesses. We continue to evaluate the potential impact of efforts to impose new or modified tariffs and the legal proceedings that may impact them.

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

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2025 Form 10-K.

NW Natural
NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At June 30, 2026, approximately 88% of NW Natural customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation and policy, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. NW Natural continuously evaluates the need for rate cases and other proceedings in its jurisdictions. See "Most Recent Completed Rate Cases" below.

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

WASHINGTON. On July 29, 2026, the WUTC issued a final order in the Rate Case concluding NW Natural's multi-year rate case filed in August 2025 (Order). The Order provides for an annual revenue requirement across three years, beginning on August 1, 2026.

The incremental revenue requirement for each year is based off of the following assumptions:

	Year 1	Year 2	Year 3
Revenue Requirement Increase	$20.1 million	$7.5 million	$7.4 million(2)
Capital Structure	•50.0% long-term debt •50.0% common equity	•50.0% long-term debt •50.0% common equity	•50.0% long-term debt •50.0% common equity
Return on Equity	9.5%	9.5%	9.5%
Cost of Long-Term Debt	4.806%	4.863%	4.936%
Overall Rate of Return	7.15%	7.18%	7.22%
Average Rate Base	$328.0 million(1)	$368.2 million	$397.8 million

(1) Represents an increase of $80.7 million since the last rate case.
(2) Includes approximately $3.5 million related to an updated depreciation study.

New rates became effective on August 1, 2026.

NW Natural continuously evaluates the need for rate cases in its jurisdictions.

Rate Mechanisms
During 2026 and 2025, NW Natural's key approved rates and recovery mechanisms for each service area included:

	Oregon		Washington
	2025 Rate Case (effective 10/31/2025)	2024 Rate Case (effective 11/1/2024)	2021 Rate Case (effective 11/1/2021)	2026 Rate Case (effective 8/1/2026)
Authorized Rate Structure:
Return on Equity	9.5%	9.4%	(a)	9.5%
Rate of Return	7.1%	7.1%	6.8%	(b)
Debt/Equity Ratio	50%/50%	50%/50%	(a)	50%/50%

Key Regulatory Mechanisms:
Purchased Gas Adjustment (PGA)	X	X	X	X
Gas Cost Incentive Sharing	X	X
Decoupling	X	X
Weather Normalization (WARM)	X	X
RNG Automatic Adjustment Clause	X	X
Environmental Cost Recovery	X	X	X	X
Interstate Storage and Asset Management Sharing	X	X	X	X
(a) The WUTC Order does not specify the underlying inputs to the cost of capital, including capital structure and return on equity.
(b) The multi-year rate order specifies a rate of return of 7.15% (Year 1), 7.18% (Year 2), 7.22% (Year 3).

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

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. As of June 30, 2026, NW Natural's forecasted sales volume was hedged at approximately 79% in total for the 2025-26 gas year, including 64% in financial hedges and 15% in physical gas supplies. The total hedged was approximately 84% in Oregon and 33% in Washington.

For the subsequent two gas years, NW Natural is hedged in total between 26% and 47% for annual requirements. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. We will continue to monitor gas prices as we fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the upcoming PGA year will be included in the Company’s PGA filings in Oregon and Washington.

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

CLIMATE COMMITMENT ACT. Washington has enacted the Climate Commitment Act (CCA), which establishes a comprehensive program that includes an overall limit for GHG emissions from major sources in the state that declines yearly. The program began January 1, 2023. In May 2026, the WUTC re-authorized a CCA cost recovery mechanism with a rate effective date of June 1, 2026. Under this mechanism, NW Natural recovers CCA costs and will defer any difference between forecasted and actual costs in the following year. Additionally, under the approved tariff, proceeds from the sale of allowances, which is required under the CCA, would be used to offset CCA compliance costs for low-income customers. Any remaining proceeds would benefit other customers through fixed bill credits or use in other carbon reduction programs.

Additionally in December 2023, the WUTC approved a request to modify NW Natural's CCA deferral to allow for the recovery of interest from customers based on the actual cash paid for purchases of allowances, less proceeds received from the sale of allowances.

EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NW Natural business is earning above its authorized ROE threshold. If NW Natural business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE before earnings sharing applies. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2024-25 and 2025-26 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar years 2023, 2024, and 2025, the ROE threshold was 10.40%. NW Natural filed the 2025 earnings test in April 2026, indicating no customer credit adjustment based on results, which was approved by the OPUC in June 2026. Through Q2 2026, NW Natural does not expect a customer credit adjustment for 2026 based on preliminary results of the earnings test.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, along with the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of June 30, 2026, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers.

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

Investments in RNG facilities are recovered through an automatic adjustment clause that allows recovery of NW Natural's investments in RNG projects, including operating costs, to be added to rates annually on October 31, following a prudence review. The RNG recovery mechanism allows NW Natural to defer for recovery or credit the differences between the forecasted and actual costs of the RNG projects, subject to an earnings test that includes deadbands at 50 basis points below and above NW Natural's authorized ROE. NW Natural has two investments that the OPUC has approved for recovery in rates. NW Natural filed the 2025 earnings test in April 2026, indicating no customer credit adjustment based on results, which was approved by the OPUC in June 2026. Through Q2 2026, NW Natural does not expect a customer credit adjustment for 2026 based on preliminary results of the earnings test. For RNG procurement contracts, NW Natural seeks recovery of the costs along with the PGA, subject to a prudence review.

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

The SRRM earnings test is an annual review of adjusted NW Natural ROE compared to authorized NW Natural ROE. To apply the earnings test, NW Natural must first determine what if any costs are subject to the test through the following calculation:

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

To the extent the NW Natural business earns at or below its authorized ROE as defined in the SRRM, the total amount transferred to post-review is recoverable through the SRRM. To the extent more than authorized ROE is earned in a year, the amount transferred to post-review would be reduced by those earnings that exceed its authorized ROE. NW Natural filed the 2025 earnings test in April 2026, indicating no customer credit adjustment based on results, which was approved by the OPUC in June 2026. Through Q2 2026, NW Natural does not expect a customer credit adjustment for 2026 based on preliminary results of the earnings test.

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

INTEGRATED RESOURCE PLAN (IRP). NW Natural generally files a full IRP biennially for Oregon and Washington with the OPUC and WUTC, respectively. NW Natural jointly filed its 2025 IRP for both Oregon and Washington on August 1, 2025. The 2025 IRP evaluates several scenarios based on a range of inputs and outlines the least-cost least-risk portfolio of resources required to meet future demand and environmental compliance obligations. With respect to IRPs generally, the WUTC issues letters of compliance and Oregon acknowledges the IRP Action Plan individually or in total. In April 2026, NW Natural received a letter of compliance from the WUTC and a letter of acknowledgement from the OPUC.

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

MULTI-YEAR RATEMAKING. The OPUC is currently conducting a rulemaking to establish a multi-year rate plan framework for Oregon utilities. In July 2026, the OPUC completed the first phase of the proceeding, which provides a framework to inform the rules to be developed in a second phase, including a five-year rate plan term, among other considerations. The rulemaking is currently expected to conclude by the end of 2027, with NW Natural's first rate case under any adopted multi-year rate plan framework currently anticipated to be filed in 2028, with rates effective in 2029.

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

On June 29, 2026, NW Natural, OPUC Staff, and the Alliance of Western Energy Consumers filed a Partial Multi-Party Stipulation resolving substantially all issues in the proceeding. The stipulation supports an annual revenue requirement increase of approximately $13.0 million, subject to completion of capital projects identified as being placed in service prior to the rate effective date. A limited number of issues remain contested, with no material impact expected to the overall revenue requirement. A Commission order is expected later this year, with new rates anticipated to take effect on October 31, 2026.

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

TEXAS HOUSE BILL 4384. In June 2025, Texas House Bill 4384 was signed into law, allowing gas utilities in Texas to defer, and later recover, specific costs related to property, plant and equipment placed in service, but not yet reflected in base rates, including depreciation, ad valorem taxes, and carrying cost. SiEnergy began to apply the new provisions to property, plant and equipment placed in service but not yet reflected in rates in the third quarter of 2025.

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

Most Recently Completed Rate Cases

Entity	State	Regulator	Revenue Requirement Increase (in millions)	Rate Effective Date	Equity Ratio	Return on Equity	Outcome
Foothills Utilities	Arizona	ACC	Water: $0.9 Wastewater: 3.8	11/1/2024	55.00%	9.55%	Settled
Sunriver Water	Oregon	OPUC	Water: 0.4	11/1/2024	n/a	n/a	Settled
Avion Water(1)	Oregon	OPUC	1.3	2/1/2025	51.35%	9.50%	Settled
Suncadia Water	Washington	WUTC	0.3	7/1/2025	n/a	n/a	Settled
Gem State Water	Idaho	IPUC	0.4	8/1/2025	55.00%	9.80%	Litigated
Falls Water	Idaho	IPUC	0.6	9/1/2025	55.00%	9.80%	Litigated
Cascadia Water	Washington	WUTC	1.1	10/21/2025	n/a	n/a	Litigated
South Coast Water	Oregon	OPUC	0.023	8/15/2025	n/a	9.50%	Settled
Seavey Loop Water	Oregon	OPUC	0.043	10/1/2025	n/a	9.50%	Settled
(1)    NWN Water owns a 50.0% stake in Avion Water.

Regulatory Proceeding Updates
•Foothills Utilities implemented, effective June 24, 2025, a surcharge associated with its new wastewater reclamation facility that is designed to recover an additional $0.75 million of revenue requirement annually.
•Salmon Valley Water, Sunstone Water, Lakeshore Water, Seavey Loop Water, and South Coast Water, regulated water companies in Oregon, filed a consolidated general rate case in the fourth quarter of 2025. The filing requests an annual revenue increase of $1.5 million. On July 7, 2026, the OPUC approved a separate application to merge entities.
•On April 1, 2026, Foothills Utilities filed a request for general rate revision with the Arizona Corporation Commission (ACC) for Foothills Yuma. On April 30, 2026, Foothills Utilities filed requests for general rate revision with the ACC for Foothills Kingman West and Foothills Kingman East, respectively. The filings requested an aggregate revenue increase of $3.8 million for water and $0.7 million for wastewater. NWN Water moved to consolidate these rate cases on May 4, 2026. The ACC approved the request to consolidate the dockets on May 7, 2026.
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

Federal
Historically, federal agencies have regulated GHG emissions. For example, under the Clean Air Act, our natural gas distribution businesses have been required to report system throughput to the EPA on an annual basis. The EPA also has required additional GHG reporting regulations applicable to NW Natural, requiring the annual reporting of fugitive emissions from operations. The EPA has revoked the endangerment finding for GHG emissions, proposed rules rescinding these reporting requirements, and extended the 2025 reporting deadline until October 30, 2026. However, we remain subject to such reporting requirements until the rescinding rule is finalized and becomes effective.

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

Effective February 2021, Washington state building codes (WSEC-2018) require new residential homes to meet energy efficiency standards based on carbon emissions assumptions that consider electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of constructing new homes with natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. In March 2024, rules enacted by the Washington State Building Code Council (SBCC) (WSEC-2021) took effect that modified the 2021 codes, and collectively, these rules generally have the effect of restricting or eliminating the use of gas space and water heating in new commercial and residential construction. The SBCC rules are currently subject to pending legal challenges. Additionally, the SBCC is in the process of amending its building codes. The SBCC expects to adopt a final rule amending its building codes by September 2026, and while these amendments may impact gas space and water heating, the contents of the final rule have yet to be determined.
In November 2024, Washington Ballot initiative I-2066 was passed. I-2066 was described on the ballot as prohibiting state and local governments from restricting access to natural gas, prohibiting the SBCC from discouraging or penalizing the use of natural gas in any building, requiring providers of natural gas to provide energy services regardless of the other energy sources available, and prohibiting the Washington Utilities and Transportation Commission (WUTC) from approving any multiyear rate plan requiring or incentivizing a natural gas company to terminate natural gas service or make such natural gas service cost-prohibitive. Although the SBCC has previously indicated that it will investigate any changes necessary under I-2066, the King County Washington Superior Court issued a ruling in March 2025 declaring I-2066 invalid under the Washington State

Constitution. Washington State and the Building Industry Association of Washington have appealed that ruling to the Washington Supreme Court. We cannot currently predict the ultimate outcome of such appeal, or if there will be any further changes to the SBCC codes as a result of I-2066.

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

In June 2026, Washington signed a carbon market linkage agreement with California and Québec which states an intent to link the CCA carbon market with the carbon markets of the latter two jurisdictions. The Washington Department of Ecology is currently in a rulemaking process to amend CCA program and greenhouse gas reporting rules to facilitate linkage between the three jurisdictions.

Local Jurisdictions and Other Advocacy
Advocacy groups have indicated a willingness to pursue municipal ordinances and ballot measures or other local activities disincentivizing gas infrastructure. A number of cities or counties across the country have taken action, and several in our service territory are considering actions such as disincentives, limitations, or bans on the use of natural gas in new construction or otherwise. For example, the Eugene City Council continues to develop a plan to address GHG emissions, align incentives around GHG emissions and to engage in a number of actions, including identifying potential revenue sources, like a gas supplier tax. Similarly, some jurisdictions and advocates are seeking to ban the use of natural gas and certain natural gas appliances inside homes contending that there are detrimental indoor health effects associated with the use of natural gas.

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

NW Natural Climate Initiatives and Compliance Actions
We expect that compliance with any form of regulation of GHG emissions will require additional resources and legislative or regulatory tools and will increase costs. The evolving guidance to implement the CCA and CPP, evolving carbon credit markets, decades-long compliance timeframes, likely changes in law and policy, and technological advancements all make it difficult to accurately predict long-term tools and compliance costs for NW Natural. NW Natural has modeled pathways to compliance with the CCA and CPP in its most recent IRP. While costs associated with each possible compliance pathway differ, we are currently recovering costs associated with compliance with the CCA and CPP in rates.

Limitations on natural gas use, declining line extension allowances provided in rates to cover construction costs for new services, or carbon compliance costs included in rates reduce the competitiveness of our business and the demand for natural gas service. However, at the same time, other sources of energy are or will be subject to, GHG-related compliance requirements that are likely to affect their cost and competitiveness relative to natural gas. For example, Oregon’s HB 2021 and Washington’s SB 5116 require certain GHG emissions reductions from electric utilities. We expect compliance with these and other laws will increase the cost of energy for electric customers in our service territory. We are not able to determine at this time whether these developments will make natural gas use more or less competitive on a relative basis.

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

	Six Months Ended June 30,
In thousands	2026	2025	YTD Change
NW Holdings cash provided by operating activities	$225,848	$281,770	$(55,922)
NW Natural cash provided by operating activities	204,192	277,011	(72,819)

SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025. Cash provided by operating activities decreased $55.9 million at NW Holdings and $72.8 million at NW Natural.

The significant factors contributing to the decrease in cash provided at NW Holdings were as follows:
•$31.2 million increase in cash used by accounts payable;
•$21.4 million increase in cash used by decoupling mechanism; and
•$13.2 million increase in cash used by deferred gas costs; partially offset by
•$17.0 million increase in cash provided by changes in regulatory accounts.

The significant factors contributing to the decrease in cash provided at NW Natural were as follows:
•$21.4 million increase in cash used by decoupling mechanism;
•$19.1 million increase in cash used by accounts payable;
•$13.9 million increase in cash used for inventory; and
•$13.2 million increase in cash used by deferred gas costs; partially offset by
•$17.7 million increase in cash provided by changes in regulatory accounts.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16 in the 2025 Form 10-K.
Investing Activities

	Six Months Ended June 30,
In thousands	2026	2025	YTD Change
NW Holdings cash used by investing activities	$(234,976)	$(555,887)	$320,911
NW Natural cash used by investing activities	(165,346)	(178,069)	12,723

SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025. Cash used by investing activities decreased $320.9 million at NW Holdings and decreased $12.7 million at NW Natural. The decrease in cash used by investing activities at NW Holdings was primarily driven by the acquisition of SiEnergy on January 7, 2025, for which $271.1 million in cash consideration was paid and the acquisition of Pines on June 2, 2025, for which $60.4 million in cash consideration was paid. NW Holdings capital expenditures increased by $12.3 million, driven primarily by increases at SiEnergy and NWN Water, and offset by a decrease in capital expenditures of $10.5 million at NW Natural.

NW Holdings capital expenditures for 2026 are expected to be in the range of $500 million to $550 million and for the five-year period from 2026 to 2030 are expected to range from $2.6 billion to $2.9 billion. NW Natural capital expenditures for 2026 are expected to be in the range of $340 million to $370 million and for the five-year period from 2026 to 2030 are expected to be approximately $1.6 billion to $1.8 billion. SiEnergy capital expenditures for 2026 are expected to be in the range of $110 million to $120 million and for the five-year period from 2026 to 2030 are expected to be in the range of $750 million to $800 million. NWN Water capital expenditures for 2026 are expected to be in the range of $50 million to $60 million and for the five-year period from 2026 to 2030 are expected to be in the range of $250 million to $300 million.

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

Financing Activities

	Six Months Ended June 30,
In thousands	2026	2025	YTD Change
NW Holdings cash (used by) provided by financing activities	$(2,105)	$332,799	$(334,904)
NW Natural cash used by financing activities	(52,008)	(41,443)	(10,565)

SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025. Cash provided by financing activities decreased $334.9 million at NW Holdings and cash used by financing activities increased $10.6 million at NW Natural.

The decrease in cash provided by financing activities at NW Holdings was primarily driven by lower issuances of long-term debt, higher repayments of long-term debt, and higher repayments of short-term debt.

The increase in cash used by financing activities at NW Natural was primarily attributable to a decrease in cash contributions received from NW Holdings, partially offset by a decrease in short-term debt repayments.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	June 30,		December 31,
	2026	2025	2025
Common equity	38.4%	39.6%	37.7%
Long-term debt (including current maturities)	61.6	60.4	62.3
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	June 30,		December 31,
	2026	2025	2025
Common equity	50.5%	52.6%	49.6%
Long-term debt (including current maturities)	49.5	47.4	50.4
Total	100.0%	100.0%	100.0%

As of June 30, 2026 and 2025, and December 31, 2025, NW Holdings' consolidated capital structure included common equity of 37.3%, 38.0% and 36.2%; long-term debt of 56.8%, 54.2% and 55.7%; and short-term debt including current maturities of long-term debt of 5.9%, 7.8% and 8.1%, respectively. As of June 30, 2026 and 2025, and December 31, 2025, NW Natural's consolidated capital structure included common equity of 50.5%, 52.6%, and 49.4%; long-term debt of 47.1%, 46.4% and 48.5%; and short-term debt including current maturities of long-term debt of 2.4%, 1.0%, and 2.1%, respectively.

Liquidity and Capital Resources
At June 30, 2026 and 2025, NW Holdings had approximately $24.2 million and $102.6 million, and NW Natural had approximately $15.0 million and $82.9 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

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

During the three months ended June 30, 2026, NW Holdings issued and sold no shares of common stock pursuant to the ATM equity program.

During the six months ended June 30, 2026, NW Holdings issued and sold 441,034 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $22.2 million, net of fees and commissions paid to agents of $0.4 million. As of June 30, 2026, $75.2 million of equity remained available for issuance under the ATM equity program.

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

At June 30, 2026, NW Natural satisfied the ring-fencing provisions described above.

Based on several factors, including current cash reserves, committed credit facilities, its ability to receive dividends from its operating subsidiaries, in particular NW Natural, and an expected ability to issue long-term debt and equity securities in the capital markets, NW Holdings believes its liquidity is sufficient to meet anticipated cash requirements, including all contractual obligations, investing, and financing activities as discussed in "Cash Flows" above, for at least the next 12 calendar months beginning July 1, 2026 and beyond such 12-month period based on NW Holdings' current business plans.

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

Dividend highlights include:

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change	YTD Change
Per common share	2026	2025	2026	2025
Dividends paid	$0.4925	$0.4900	$0.9850	$0.9800	$0.0025	$0.0050

In July 2026, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.4925 per share. The dividend is payable on August 14, 2026 to shareholders of record on July 31, 2026, reflecting an annual indicated dividend rate of $1.97 per share.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at June 30, 2026. See "Credit Ratings" below and Note 15.

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

Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period at a contractually specified price. In December 2025, Ohio Renewables entered into an agreement to purchase up to an annual specified amount of RNG produced by the EDL Facilities from a separate investment-grade counterparty over an 11-year period at a contractually specified price. Purchase volumes for each agreement are variable based on production, and purchases may not exceed contracted amounts. We currently estimate the amount of RNG purchases based on prices and estimated production volumes specified in the agreements to be $31.4 million in 2027, $31.6 million in 2028, $30.8 million in 2029, $31.4 million in 2030 and $599.3 million thereafter. Year-to-date purchases through Q2 totaled $8.2 million, for total expected purchases of $20.9 million in 2026.

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

Short-Term Debt
At June 30, 2026, June 30, 2025 and December 31, 2025, short-term debt consisted of the following:

	June 30, 2026		June 30, 2025		December 31, 2025
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
Commercial Paper Borrowings - NW Holdings(2)	$105.3	4.1%	$157.4	4.8%	$162.0	4.1%
Commercial Paper Borrowings - NW Natural	—	—%	—	—%	10.0	4.0%
SiEnergy Credit Agreement Loans	16.0	4.7%	—	—%	—	—%
Total short-term debt	$121.3		$157.4		$172.0
(1) Weighted average interest rate on outstanding short-term debt.
(2) NW Holdings initiated a commercial paper program in March 2025.

Credit Agreements
NW Holdings
At June 30, 2026, NW Holdings had a $250 million credit agreement with a feature that allows NW Holdings to request increases to the total commitment amount up to a maximum of $350 million (subject to lender approval). The maturity date of the agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2026 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$194
A/A1	56
Total	$250

NW Holdings did not have any outstanding balances drawn under the NW Holdings credit agreement at June 30, 2026, June 30, 2025 and December 31, 2025.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at June 30, 2026 and 2025, with consolidated indebtedness to total capitalization ratios of 59.6% and 58.5%, respectively.

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

NW Holdings had no letters of credit issued and outstanding at June 30, 2026 and 2025.

NW Natural
At June 30, 2026, NW Natural had a $400 million credit agreement, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million, subject to lender approval. The maturity date of the agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2026 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$310
A/A1	90
Total	$400

NW Natural did not have any outstanding balances drawn under the NW Natural credit agreement at June 30, 2026, June 30, 2025 and December 31, 2025.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this financial covenant at June 30, 2026 and 2025, with consolidated indebtedness to total capitalization ratios of 49.5% and 47.4%, respectively.

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

NW Natural had no letters of credit issued and outstanding at June 30, 2026 and 2025.

SiEnergy
At June 30, 2026, SiEnergy Holding, LLC (SiEnergy Holdings) had a $75 million senior unsecured credit agreement, with a feature that allows SiEnergy Holdings to request increases in the total commitment amount, up to a maximum of $125 million, subject to lender approval. The maturity date of the SiEnergy Holdings credit agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval. At June 30, 2026, $16 million was drawn under the SiEnergy Holdings agreement.

All lenders under the SiEnergy Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of June 30, 2026 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$66
A/A1	9
Total	$75

The SiEnergy Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $20 million. SiEnergy had no letters of credit outstanding at June 30, 2026.

The SiEnergy Holdings credit agreement requires SiEnergy Holdings to comply, and to cause certain of its subsidiaries to comply, with various affirmative and negative covenants, including a financial covenant requiring SiEnergy Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this or other applicable covenants or the occurrence of any other event of default, subject to, in certain instances, specified thresholds, cure periods and exceptions, would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. SiEnergy was in compliance with this covenant at June 30, 2026, with an indebtedness to total capitalization ratio of 34.1%.

The SiEnergy Holdings credit agreement also requires SiEnergy Holdings to maintain a credit rating with any one of S&P, Moody’s or certain other rating organizations with respect to SiEnergy Holdings' senior, unsecured, non-credit enhanced long-

term credit ratings (or, if such debt is not rated, corporate credit rating) and to notify the lenders of any change in such ratings by such rating agencies. A change in SiEnergy Holdings' credit ratings is not an event of default, nor is the maintenance of a specific minimum level of credit rating a condition of drawing upon the credit agreement. Rather, interest rates on any loans outstanding and certain fee amounts under the credit agreement are determined based upon SiEnergy Holdings' credit ratings with S&P and Moody's and therefore, a change in the credit rating may increase or decrease the cost of any loans and the amounts of certain fees under the credit agreement when ratings are changed. See "Credit Ratings" below.

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

There were no letter of credits issued or outstanding under the 2024 or 2026 LC Reimbursement Agreements at June 30, 2026.

Credit Ratings
NW Holdings credit ratings are a factor of liquidity, potentially affecting access to the capital markets. NW Natural, SiEnergy, and NWN Water's credit ratings also have an impact on the cost of funds.

The following table summarizes NW Holdings' current credit ratings:

S&P
Commercial paper (short-term debt)	A-2
Junior subordinated debentures	BBB
Issuer credit rating	A-
Ratings outlook	Stable

The following table summarizes NW Natural's current credit ratings:

	S&P	Moody's
Commercial paper (short-term debt)	A-1	P-2
Senior secured (long-term debt)	AA-	A2
Senior unsecured (long-term debt)	n/a	Baa1
Issuer credit rating	A+	n/a
Ratings outlook	Stable	Stable
The following table summarizes SiEnergy's current credit ratings:

S&P
Issuer credit rating (SiEnergy Holding, LLC, formerly Si Investment Co., LLC)	BBB+
Issuer credit rating (SiEnergy Gas, LLC, formerly SiEnergy, L.P.)	BBB+
Senior secured notes (SiEnergy Gas, LLC, formerly SiEnergy, L.P.)	A
Ratings outlook	Stable
The following table summarizes NWN Water's current credit ratings:

S&P
Issuer credit rating	A-
Senior unsecured notes	A-
Ratings outlook	Stable
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

Long-Term Debt
At June 30, 2026, June 30, 2025 and December 31, 2025, NW Holdings' long-term debt consisted of the following:

	June 30, 2026		June 30, 2025		December 31, 2025
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,544.7	4.7%	$1,374.7	4.6%	$1,544.7	4.7%
SiEnergy term loan(3)	—	—%	148.1	6.1%	—	—%
SiEnergy secured senior notes	185.0	5.6%	—	—%	185.0	5.6%
NWN Water unsecured senior notes	75.0	5.4%	—	—%	—	—%
NWN Water term loan	—	—%	55.0	4.7%	55.0	4.7%
Other water debt	3.8		4.5		4.0
NW Holdings unsecured senior bonds	335.0	5.7%	285.0	5.7%	285.0	5.7%
NW Holdings term loan	50.0	4.7%	50.0	5.3%	50.0	5.2%
NW Holdings junior subordinated debentures	325.0	7.0%	325.0	7.0%	325.0	7.0%
Long-term debt, gross	2,518.5		2,242.3		2,448.7
Less: unamortized debt issuance costs	16.1		14.1		15.9
Less: current maturities	125.7		141.5		160.6
Total long-term debt	$2,376.7		$2,086.7		$2,272.2

(1)     Weighted average interest rate for the six months ended June 30, 2026 and June 30, 2025
(2)     Weighted average interest rate for the year ended December 31, 2025
(3)     On January 7, 2025, NW Holdings acquired SiEnergy. SiEnergy's subsidiary, Si Investment Co., had this existing term loan outstanding at the date of acquisition. In August 2025, the associated facilities were terminated and are no longer available for financing.

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2026 through 2055 and interest rates ranging from 2.82% to 7.85%. SiEnergy's secured senior notes have maturity dates ranging from 2030 through 2055 and interest rates ranging from 4.86% to 6.04%. NWN Water's unsecured senior notes have maturity dates ranging from 2031 through 2036 and interest rates ranging from 5.15% to 5.58%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2034 and interest rates ranging from 5.35% to 5.86%. NW Holdings' Junior Subordinated Debentures have an interest rate of 7.0% and a maturity date of 2055. At June 30, 2026, NW Holdings and NW Natural had long-term debt outstanding of $2,502.4 million and $1,535.3 million, respectively, which included $16.1 million and $9.4 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. Debt of $125.7 million is scheduled to mature in the next twelve months, which consists of $75.0 million at NW Natural, $0.7 million at NWN Water, and $50.0 million at NW Holdings. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2025 Form 10-K for long-term debt maturing over the next five years.

Summary of Significant Debt Issuances

In millions	Six months ended June 30, 2026
NW Holdings	Issuance Date	Maturity Date	Interest Rate	Amount
Series E Senior Notes (a)	June 2026	June 2031	5.35%	$50.0

NWN Water
Series A Senior Notes (b)	June 2026	June 2031	5.15%	33.0
Series B Senior Notes (b)	June 2026	June 2036	5.58%	42.0
		Total long-term debt issuance		$125.0
(a) Proceeds were used to support working capital needs and for general corporate purposes including repayment of debt.
(b) Proceeds were used to repay the existing indebtedness under NWN Water's Credit Agreement; any remaining proceeds were used for working capital needs and for general corporate purposes.

In June 2026, NW Holdings entered into a Note Purchase Agreement between NW Holdings and the institutional investors named as purchasers therein. The Note Purchase Agreement provided for the issuance of (i) $10.0 million in aggregate principal amount of its 5.35% Senior Notes, Series F, due August 5, 2031 (the Series F Notes) and (ii) $60.0 million in aggregate principal amount of its 5.83% Senior Notes, Series G, due August 5, 2036 (the Series G Notes) in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The Series F Notes and Series G Notes were issued and sold on August 5, 2026.

Summary of Significant Debt Extinguishments and Repayments

NWN Water
On June 10, 2026, NWN Water fully repaid the $55.0 million outstanding under the Credit Agreement dated as of June 10, 2021, among NWN Water Company, LLC, Northwest Natural Holding Company, as Guarantor, and Bank of America, N.A., upon its maturity.

NWN Water Interest Rate Swap Agreement
In January 2023, NWN Water entered into an interest rate swap agreement with a major financial institution for $55.0 million that effectively converted variable-rate debt to a fixed rate of 3.8%. Interest payments made between the effective date and expiration date are hedged by the swap agreement. The interest rate swap agreement expired in June 2026, subsequent to the repayment of the variable-rate debt in June 2026.

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of June 30, 2026. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2025 Form 10-K. At June 30, 2026, NW Natural's total estimated liability related to environmental sites is $362.3 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" in the 2025 Form 10-K and Note 17.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the six months ended June 30, 2026. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2025 Form 10-K.

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$150,000,000
04/01/26-04/30/26	—	—	—	—
05/01/26-05/31/26	—	—	—	—
06/01/26-06/30/26	—	—	—	—
Total	—	$—	2,124,528	$150,000,000
(1)During the quarter ended June 30, 2026, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended June 30, 2026, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended June 30, 2026, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. On May 29, 2024, NW Holdings disclosed that effective May 23, 2024, NW Holdings' Board authorized a new share repurchase program under which NW Holdings may repurchase in open market or privately negotiated transactions up to an aggregate of 5 million shares or an amount not to exceed $150 million. The new share repurchase program is authorized to continue until the program is used, terminated or replaced. The repurchase program replaces the Company’s previously authorized share repurchase program, which commenced in 2000 and authorized the repurchase of up to 2.8 million shares, or an amount not to exceed $100 million, in the aggregate. For more information on our repurchase program, refer to Note 5 in the 2025 Form 10-K.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any such trading arrangements.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2026

Exhibit Index
Exhibit Number	Document
*†4.1
Note Purchase Agreement, dated as of June 4, 2026, by and among Northwest Natural Holding Company and each purchaser party thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K dated June 25, 2026, File No. 1-38681).

*10.1
Reimbursement Agreement and Continuing Indemnity Related to Standby Letters of Credit/Letters of Guarantee, dated May 1, 2026, between NW Natural and the Toronto-Dominion Bank, New York Branch (incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2026, File No. 1-15973).

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
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.
*    Incorporated by reference as indicated.
**    Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certification is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
† Certain information in this exhibit has been omitted in accordance with Item 601(a)(5) and Item 601(b)(10) of Regulation S-K. NW Holdings agrees to furnish an unredacted copy of the exhibit and any omitted schedule or annex to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries.

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	August 5, 2026
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	August 5, 2026
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller