Form 10-Q
period 2026-09-30
Northwest Natural Holding Co; NORTHWEST NATURAL GAS CO
filed 2026-11-05
CIK 1733998, 73020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
At October 28, 2026, 42,186,640 shares of Northwest Natural Holding Company's Common Stock (the only class of Common Stock) were outstanding. All shares of Northwest Natural Gas Company's Common Stock (the only class of Common Stock) outstanding were held by Northwest Natural Holding Company.
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

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
For the Quarterly Period Ended September 30, 2026

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
•international, federal, state, and local regulation, including efforts to regulate, in a variety of ways, greenhouse gas emissions, and the effects of those efforts;
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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2026	2025	2026	2025

Operating revenues	$177,972	$164,728	$911,927	$895,206

Operating expenses:
Cost of gas	44,149	39,428	264,051	276,922
Operations and maintenance	74,585	76,785	238,048	239,533
Environmental remediation	1,430	1,247	10,186	9,796
General taxes	14,148	12,066	42,707	39,913
Revenue taxes	5,917	5,669	32,417	33,357
Depreciation	44,956	40,510	133,302	122,545
Other operating expenses	1,498	1,446	3,902	3,998
Total operating expenses	186,683	177,151	724,613	726,064
(Loss) income from operations	(8,711)	(12,423)	187,314	169,142
Other income (expense), net	3,188	929	5,105	(1,747)
Interest expense, net	34,481	30,435	101,185	90,321
(Loss) income before income taxes	(40,004)	(41,929)	91,234	77,074
Income tax (benefit) expense	(10,164)	(12,039)	22,985	21,548
Net (loss) income	(29,840)	(29,890)	68,249	55,526
Other comprehensive income (loss):
Amortization of non-qualified employee benefit plan liability, net of taxes $32 and $(1) for the three months ended and $98 and $49 for the nine months ended September 30, 2026 and 2025, respectively	91	200	273	549
Unrealized (loss) gain on interest rate swaps, net of taxes $— and $14 for the three months ended and $(10) and $62 for the nine months ended September 30, 2026 and 2025, respectively	—	(40)	42	(171)
Comprehensive income (loss)	$(29,749)	$(29,730)	$68,564	$55,904
Average common shares outstanding:
Basic	42,117	41,184	41,972	40,640
Diluted	42,117	41,184	42,101	40,718
Earnings (loss) per share of common stock:
Basic	$(0.71)	$(0.73)	$1.63	$1.37
Diluted	(0.71)	(0.73)	1.62	1.36

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2026	2025	2025

Assets:
Current assets:
Cash and cash equivalents	$30,329	$32,203	$36,673
Accounts receivable	65,439	70,507	121,875
Accrued unbilled revenue	30,956	29,148	97,238
Allowance for uncollectible accounts	(3,969)	(2,618)	(4,068)
Regulatory assets	203,562	140,502	143,745
Derivative instruments	5,364	5,031	3,922
Inventories	154,491	118,589	127,697
Other current assets	56,417	42,199	75,850
Total current assets	542,589	435,561	602,932
Non-current assets:
Property, plant, and equipment	5,975,450	5,531,917	5,640,435
Less: Accumulated depreciation	1,345,652	1,284,271	1,288,422
Total property, plant, and equipment, net	4,629,798	4,247,646	4,352,013
Regulatory assets	625,645	374,280	424,194
Derivative instruments	7,663	2,456	366
Other investments	68,659	81,111	80,676
Operating lease right of use asset, net	69,285	69,065	68,224
Assets under sales-type leases	118,366	122,517	121,470
Goodwill	371,614	371,040	370,815
Other non-current assets	143,215	150,098	146,351
Total non-current assets	6,034,245	5,418,213	5,564,109
Total assets	$6,576,834	$5,853,774	$6,167,041

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands, except share information	2026	2025	2025

Liabilities and equity:
Current liabilities:
Short-term debt	$146,032	$195,490	$171,989
Current maturities of long-term debt	100,675	115,650	160,627
Accounts payable	137,249	130,508	175,566
Taxes accrued	22,908	20,375	18,123
Interest accrued	25,756	16,841	26,121
Regulatory liabilities	128,025	141,356	137,974
Derivative instruments	42,480	52,548	63,631
Operating lease liabilities	3,784	2,610	3,228
Other current liabilities	57,598	67,402	79,186
Total current liabilities	664,507	742,780	836,445
Long-term debt	2,540,817	2,128,101	2,272,202
Deferred credits and other non-current liabilities:
Deferred tax liabilities	460,370	414,225	437,467
Regulatory liabilities	795,976	742,943	758,407
Pension and other postretirement benefit liabilities	98,873	122,116	112,139
Derivative instruments	12,586	9,481	14,039
Operating lease liabilities	75,888	76,365	74,986
Other non-current liabilities	413,547	183,643	186,280
Total deferred credits and other non-current liabilities	1,857,240	1,548,773	1,583,318
Commitments and contingencies (Note 16)
Equity:
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 42,185,366, 41,506,471, and 41,563,577 at September 30, 2026 and 2025, and December 31, 2025, respectively	1,077,296	1,042,089	1,044,000
Retained earnings	441,406	398,553	435,823
Accumulated other comprehensive loss	(4,432)	(6,522)	(4,747)
Total equity	1,514,270	1,434,120	1,475,076
Total liabilities and equity	$6,576,834	$5,853,774	$6,167,041

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands, except share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total shareholders' equity, beginning balances	$1,559,295	$1,459,238	$1,475,076	$1,385,371

Common stock:
Beginning balances	1,071,786	1,017,403	1,044,000	989,346
Stock-based compensation	943	528	5,929	3,118
Shares issued pursuant to equity based plans, net of shares withheld for taxes	838	897	1,405	1,837
Issuance of common stock, net of issuance costs	3,729	23,261	25,962	47,788
Ending balances	1,077,296	1,042,089	1,077,296	1,042,089

Retained earnings:
Beginning balances	492,032	448,517	435,823	402,925
Net (loss) income	(29,840)	(29,890)	68,249	55,526
Dividends on common stock	(20,786)	(20,074)	(62,666)	(59,898)
Ending balances	441,406	398,553	441,406	398,553

Accumulated other comprehensive income (loss):
Beginning balances	(4,523)	(6,682)	(4,747)	(6,900)
Other comprehensive income	91	160	315	378
Ending balances	(4,432)	(6,522)	(4,432)	(6,522)

Total shareholders' equity, ending balances	$1,514,270	$1,434,120	$1,514,270	$1,434,120

Dividends per share of common stock	$0.4925	$0.4900	$1.4775	$1.4700

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2026	2025
Operating activities:
Net income	$68,249	$55,526
Adjustments to reconcile net income to cash provided by operations:
Depreciation	133,302	122,545
Amortization	19,747	18,370
Deferred income taxes	20,137	16,992
Qualified defined benefit pension plan expense	7,317	7,768
Contributions to qualified defined benefit pension plans	(13,190)	(8,410)
Deferred environmental expenditures, net	(25,887)	(17,878)
Environmental remediation expense	10,186	9,796
Asset optimization revenue sharing bill credits	(23,156)	(15,549)
Other	5,924	7,985
Changes in assets and liabilities:
Receivables, net	121,638	129,334
Inventories	(26,995)	(9,563)
Income and other taxes	21,141	15,691
Accounts payable	(18,402)	(4,645)
Deferred gas costs	(58,570)	(53,241)
Asset optimization revenue sharing	14,778	19,510
Decoupling mechanism	(42,238)	(21,084)
Cloud-based software	(8,771)	(7,962)
Regulatory accounts	15,274	6,802
Other, net	(7,359)	(6,135)
Cash provided by operating activities	213,125	265,852
Investing activities:
Capital expenditures	(373,449)	(332,652)
Acquisitions, net of cash acquired	—	(331,328)
Purchase of equity method investment	(1,000)	(1,000)
Other	10,641	(2,500)
Cash used by investing activities	(363,808)	(667,480)
Financing activities:
Proceeds from common stock issued, net	25,822	47,569
Long-term debt issued	315,000	560,000
Long-term debt retired	(105,415)	(172,959)
Changes in other short-term debt, net	(25,957)	20,380
Cash dividend payments on common stock	(59,987)	(57,586)
Payment of financing fees	(2,251)	(6,075)
Shares withheld for tax purposes	(2,039)	(1,591)
Other	(586)	(262)
Cash provided by financing activities	144,587	389,476
Decrease in cash, cash equivalents and restricted cash	(6,096)	(12,152)
Cash, cash equivalents and restricted cash, beginning of period	41,077	47,982
Cash, cash equivalents and restricted cash, end of period	$34,981	$35,830

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$97,873	$90,500
Income taxes paid, net of refunds	4,800	9,109
See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025

Operating revenues	$137,391	$127,225	$776,089	$776,845

Operating expenses:
Cost of gas	35,547	32,188	229,017	248,563
Operations and maintenance	61,084	62,739	198,129	193,544
Environmental remediation	1,430	1,247	10,186	9,796
General taxes	12,800	11,190	40,478	37,403
Revenue taxes	5,405	5,238	30,348	31,635
Depreciation	40,314	37,626	119,350	110,226
Other operating expenses	402	440	1,547	1,701
Total operating expenses	156,982	150,668	629,055	632,868
(Loss) income from operations	(19,591)	(23,443)	147,034	143,977
Other income (expense), net	1,573	9	2,120	(3,438)
Interest expense, net	18,012	14,720	53,116	45,428
(Loss) income before income taxes	(36,030)	(38,154)	96,038	95,111
Income tax (benefit) expense	(8,818)	(11,074)	25,568	26,228
Net (loss) income	(27,212)	(27,080)	70,470	68,883
Other comprehensive income:
Amortization of non-qualified employee benefit plan liability, net of taxes $32 and $(1) for the three months and $98 and $49 for the nine months ended September 30, 2026 and 2025, respectively	91	200	273	549
Comprehensive income (loss)	$(27,121)	$(26,880)	$70,743	$69,432

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2026	2025	2025

Assets:
Current assets:
Cash and cash equivalents	$17,044	$20,265	$29,347
Accounts receivable	45,436	45,867	102,165
Accrued unbilled revenue	25,561	22,342	86,600
Receivables from affiliates	1,628	1,019	997
Allowance for uncollectible accounts	(2,061)	(1,773)	(3,048)
Regulatory assets	203,219	140,063	143,135
Derivative instruments	5,364	5,058	3,922
Inventories	146,726	109,636	119,319
Other current assets	41,831	29,743	61,024
Total current assets	484,748	372,220	543,461
Non-current assets:
Property, plant, and equipment	5,210,658	4,948,239	5,000,329
Less: Accumulated depreciation	1,291,746	1,247,565	1,256,289
Total property, plant, and equipment, net	3,918,912	3,700,674	3,744,040
Regulatory assets	616,044	371,089	419,847
Derivative instruments	7,663	2,456	366
Other investments	47,535	61,391	61,049
Operating lease right of use asset, net	63,523	66,422	65,650
Assets under sales-type leases	118,366	122,517	121,470
Other non-current assets	90,667	97,041	93,235
Total non-current assets	4,862,710	4,421,590	4,505,657
Total assets	$5,347,458	$4,793,810	$5,049,118

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
In thousands	2026	2025	2025

Liabilities and equity:
Current liabilities:
Short-term debt	$—	$64,278	$9,990
Current maturities of long-term debt	99,958	9,999	54,948
Accounts payable	98,300	102,679	138,931
Payables to affiliates	6,804	5,520	2,354
Taxes accrued	20,309	18,160	15,682
Interest accrued	16,035	11,628	15,399
Regulatory liabilities	127,830	140,851	137,908
Derivative instruments	42,480	52,548	63,578
Operating lease liabilities	2,496	1,811	2,515
Other current liabilities	55,058	63,814	75,667
Total current liabilities	469,270	471,288	516,972
Long-term debt	1,554,704	1,335,900	1,479,942
Deferred credits and other non-current liabilities:
Deferred tax liabilities	441,741	398,495	426,093
Regulatory liabilities	785,040	742,003	748,846
Pension and other postretirement benefit liabilities	98,873	122,116	112,139
Derivative instruments	12,586	9,481	14,039
Operating lease liabilities	71,315	74,485	73,097
Other non-current liabilities	395,132	169,133	169,746
Total deferred credits and other non-current liabilities	1,804,687	1,515,713	1,543,960
Commitments and contingencies (Note 16)
Equity:
Common stock	854,903	854,903	854,903
Retained earnings	668,326	622,509	658,046
Accumulated other comprehensive loss	(4,432)	(6,503)	(4,705)
Total equity	1,518,797	1,470,909	1,508,244
Total liabilities and equity	$5,347,458	$4,793,810	$5,049,118

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total shareholder's equity, beginning balances	$1,566,080	$1,517,202	$1,508,244	$1,324,050

Common stock:
Beginning balances	854,903	854,903	854,903	719,903
Capital contribution from parent	—	—	—	135,000
Ending balances	854,903	854,903	854,903	854,903

Retained earnings:
Beginning balances	715,700	669,002	658,046	611,199
Net (loss) income	(27,212)	(27,080)	70,470	68,883
Dividends on common stock	(20,162)	(19,413)	(60,190)	(57,573)
Ending balances	668,326	622,509	668,326	622,509

Accumulated other comprehensive income (loss):
Beginning balances	(4,523)	(6,703)	(4,705)	(7,052)
Other comprehensive income	91	200	273	549
Ending balances	(4,432)	(6,503)	(4,432)	(6,503)

Total shareholder's equity, ending balances	$1,518,797	$1,470,909	$1,518,797	$1,470,909

See Notes to Unaudited Consolidated Financial Statements

NORTHWEST NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2026	2025

Operating activities:
Net income	$70,470	$68,883
Adjustments to reconcile net income to cash provided by operations:
Depreciation	119,350	110,226
Amortization	15,868	16,882
Deferred income taxes	12,781	14,023
Qualified defined benefit pension plan expense	7,317	7,768
Contributions to qualified defined benefit pension plans	(13,190)	(8,410)
Deferred environmental expenditures, net	(25,887)	(17,878)
Environmental remediation expense	10,186	9,796
Asset optimization revenue sharing bill credits	(23,156)	(15,549)
Other	4,500	6,675
Changes in assets and liabilities:
Receivables, net	116,357	141,016
Inventories	(27,608)	(5,225)
Income and other taxes	27,123	20,285
Accounts payable	(22,591)	(9,118)
Deferred gas costs	(58,570)	(53,241)
Asset optimization revenue sharing	14,778	19,510
Decoupling mechanism	(42,238)	(21,084)
Cloud-based software	(9,795)	(7,960)
Regulatory accounts	16,251	6,253
Other, net	(3,237)	(6,433)
Cash provided by operating activities	188,709	276,419
Investing activities:
Capital expenditures	(257,951)	(262,698)
Other	9,898	(2,289)
Cash used by investing activities	(248,053)	(264,987)
Financing activities:
Cash contributions received from parent	—	135,000
Long-term debt issued	120,000	—
Long-term debt repaid	—	(20,000)
Changes in other short-term debt, net	(9,990)	(72,232)
Cash dividend payments on common stock	(60,190)	(57,573)
Shares withheld for tax purposes	(2,039)	(1,591)
Other	(703)	(598)
Cash provided (used) by financing activities	47,078	(16,994)
Decrease in cash, cash equivalents and restricted cash	(12,266)	(5,562)
Cash, cash equivalents and restricted cash, beginning of period	33,726	29,428
Cash, cash equivalents and restricted cash, end of period	$21,460	$23,866

Supplemental disclosure of cash flow information:
Interest paid, net of capitalization	$49,064	$46,036
Income taxes paid, net of refunds	8,600	11,000

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

2. SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in Note 2 of the 2025 Form 10-K. There were no material changes to those accounting policies during the nine months ended September 30, 2026 other than those set forth in this Note 2. The following are updates to certain critical accounting policy estimates and new accounting standards.

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

Amounts deferred as regulatory assets and liabilities for NW Holdings and NW Natural were as follows:

	Regulatory Assets
	September 30,		December 31,
In thousands	2026	2025	2025
Current:
NW Natural:
Unrealized loss on derivatives(1)	$42,480	$52,548	$63,578
Gas costs	22,506	7,893	6,284
Environmental costs(2)	13,729	11,613	12,148
Decoupling(3)	54,567	15,178	11,631
Pension balancing(4)	7,131	7,131	7,131
Income taxes	2,208	2,208	2,208
Washington Climate Commitment Act compliance	7,754	7,874	7,482
Security and systems improvements	1,444	1,974	1,771
Industrial demand side management(5)	22,133	16,871	10,539
Weather Adjusted Rate Mechanism	16,891	9,332	9,932
Other(6)	12,376	7,441	10,431
Total current - NW Natural	203,219	140,063	143,135
SiEnergy	27	439	410
NWN Water	316	—	200
Total current - NW Holdings	$203,562	$140,502	$143,745
Non-current:
NW Natural:
Unrealized loss on derivatives(1)	$12,586	$9,481	$14,039
Pension balancing(4)	11,533	17,763	15,647
Income taxes	9,289	8,993	9,148
Pension and other postretirement benefit liabilities	89,724	104,638	96,008
Environmental costs(2)	383,787	160,373	180,063
Gas costs	1,708	1,095	9,434
Decoupling(3)	4,134	1,104	8,891
Washington Climate Commitment Act compliance	51,201	35,395	33,085
Security and systems improvements	7,722	8,287	8,234
Industrial demand side management(5)	1,666	1,174	9,334
Weather Adjusted Rate Mechanism	1,154	648	6,062
Other(6)	41,540	22,138	29,902
Total non-current - NW Natural	616,044	371,089	419,847
SiEnergy HB 4384 depreciation deferral(7)	6,210	1,059	2,095
SiEnergy other	2,121	1,199	1,412
NWN Water	1,270	933	840
Total non-current - NW Holdings	$625,645	$374,280	$424,194
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
(6)Balances consist of deferrals and amortizations under approved regulatory mechanisms and typically earn a rate of return or carrying charge.
(7)HB 4384 became effective on June 20, 2025. The Company began deferring depreciation costs on July 1, 2025.

	Regulatory Liabilities
	September 30,		December 31,
In thousands	2026	2025	2025
Current:
NW Natural:
Gas costs	$15,667	$36,526	$34,172
Unrealized gain on derivatives(1)	5,364	5,058	3,922
Decoupling(2)	1,122	6,393	5,181
Income taxes	5,406	4,726	5,406
Asset optimization revenue sharing	19,989	23,534	25,981
Washington Climate Commitment Act compliance	70,112	57,683	57,441
Other(3)	10,170	6,931	5,805
Total current - NW Natural	127,830	140,851	137,908
SiEnergy	88	39	66
NWN Water	107	466	—
Total current - NW Holdings	$128,025	$141,356	$137,974
Non-current:
NW Natural:
Gas costs	$477	$2,182	$687
Unrealized gain on derivatives(1)	7,663	2,456	366
Decoupling(2)	—	403	—
Income taxes(4)	156,605	162,455	159,176
Accrued asset removal costs(5)	590,111	552,411	561,594
Asset optimization revenue sharing	—	—	2,386
Washington Climate Commitment Act proceeds	5,090	—	—
Other(3)	25,094	22,096	24,637
Total non-current - NW Natural	785,040	742,003	748,846
SiEnergy asset removal costs	9,634	—	8,155
NWN Water	1,302	940	1,406
Total non-current - NW Holdings	$795,976	$742,943	$758,407
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

We believe all costs incurred and deferred at September 30, 2026 are prudent. All regulatory assets are reviewed annually for recoverability, or more often if circumstances warrant. If we should determine that all or a portion of these regulatory assets no longer meet the criteria for continued application of regulatory accounting, then NW Holdings and NW Natural would be required to write-off the net unrecoverable balances in the period such determination is made.

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

Supplemental Cash Flow Information
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand plus highly liquid investment accounts with original maturity dates of three months or less. These investments are readily convertible to cash with fair value approximating cost. As of September 30, 2026, the amount invested in money market funds was $2.3 million at NW Holdings and $2.3 million at NW Natural. As of September 30, 2025, there were no investments in money market funds at NW Holdings or at NW Natural. These investments are measured using net asset value per share.

Restricted Cash
Restricted cash is primarily comprised of funds from public purpose charges for programs that assist low-income customers with bill payments or energy efficiency. These balances are included in other current assets in the NW Holdings and NW Natural balance sheets.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Holdings as of September 30, 2026 and 2025 and December 31, 2025:

	September 30,		December 31,
In thousands	2026	2025	2025
Cash and cash equivalents	$30,329	$32,203	$36,673
Restricted cash included in other current assets	4,652	3,627	4,404
Cash, cash equivalents and restricted cash	$34,981	$35,830	$41,077

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances at NW Natural as of September 30, 2026 and 2025 and December 31, 2025:

	September 30,		December 31,
In thousands	2026	2025	2025
Cash and cash equivalents	$17,044	$20,265	$29,347
Restricted cash included in other current assets	4,416	3,601	4,379
Cash, cash equivalents and restricted cash	$21,460	$23,866	$33,726

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

The following table presents the activity related to the NW Holdings provision for uncollectible accounts by pool:

	As of			As of
	December 31, 2025	Nine Months Ended September 30, 2026		September 30, 2026
In thousands	Beginning Balance	Provision recorded, net of adjustments	Write-offs recognized, net of recoveries	Ending Balance
Allowance for uncollectible accounts:
Residential	$2,280	$435	$(1,086)	$1,629
Commercial	374	90	(366)	98
Industrial	46	24	(1)	69
Accrued unbilled and other	348	(144)	61	265
Total NW Natural	3,048	405	(1,392)	2,061
Other - NW Holdings	1,020	1,193	(305)	1,908
Total NW Holdings	$4,068	$1,598	$(1,697)	$3,969

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

NW Natural accounts for all purchased Washington allowances as inventory at the lower of cost or net realizable value. Any compliance instruments or allowances that are acquired through government allocations at no cost will be accounted for as inventory at no cost. As of September 30, 2026 and 2025, NW Natural had $89.9 million and $54.5 million of emissions allowances for compliance in Washington recorded as inventory.

The CCA allows for the sale of compliance instruments or allowances, and as a result, should NW Natural sell these it will recognize revenue when title to the instrument or allowance is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. As of September 30, 2026, NW Natural consigned no-cost allowances to Washington auctions and has received a total of $54.5 million in cash, which proceeds were recorded as a regulatory liability for the benefit of customers.

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. Under the Washington program, NW Natural has recognized a $59.0 million and $43.3 million liability as of September 30, 2026 and 2025. A portion of the costs to comply with the Washington program are currently being recovered from utility customers through rates. NW Natural recognized $59.0 million and $43.3 million of deferred costs as of September 30, 2026 and 2025.

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

We measure the compliance obligation, which is based on emissions, at the carrying value of inventory held plus the fair value of any additional emission allowances NW Natural would need to purchase to satisfy the obligations. NW Natural is currently recovering in Oregon rates costs associated with RNG, as well as costs related to NW Natural’s transportation energy efficiency program, all of which reduce NW Natural’s compliance obligation under the CPP. Under the Oregon program, NW Natural has not recorded a liability as of September 30, 2026 and 2025.

The CPP allows for the sale of compliance instruments, and as a result, should NW Natural sell these, it will recognize revenue when title to the instrument is transferred to a counterparty, and NW Natural will recognize expense at the time of recognition of the related sale. As of September 30, 2026, NW Natural has not sold compliance instruments in the market.

Other Current Assets
Other current assets consist of various items that are expected to be realized within the next twelve months and are not classified elsewhere on the balance sheet. Other current assets are comprised primarily of prepaid assets, restricted cash and gas reserves. As of September 30, 2026, NW Holdings and NW Natural had $28.6 million and $14.3 million of prepaid assets, respectively, and $2.7 million of gas reserves. As of September 30, 2025, NW Holdings and NW Natural had $26.1 million and $13.7 million of prepaid assets, respectively, and $2.6 million of gas reserves. See the Restricted Cash section above for restricted cash balances.

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

For regulatory accounting purposes, cloud-based software is reflected in rate base as property, plant and equipment and amortized over the expected useful life through depreciation expense. NW Natural is allowed recovery of and a return on cloud computing arrangements like other property, plant and equipment in rate base. The amount of cloud-based software capital expenditures for the first nine months of 2026 and 2025 was $9.3 million and $7.0 million, respectively. The amount of cloud computing amortization for the first nine months of 2026 and 2025 was $9.3 million and $9.6 million, respectively.

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

NW Holdings' diluted earnings or loss per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2026	2025	2026	2025
Net (loss) income	$(29,840)	$(29,890)	$68,249	$55,526
Average common shares outstanding - basic	42,117	41,184	41,972	40,640
Additional shares for stock-based compensation plans (See Note 8)	—	—	129	78
Average common shares outstanding - diluted	42,117	41,184	42,101	40,718
Earnings (loss) per share of common stock:
Basic	$(0.71)	$(0.73)	$1.63	$1.37
Diluted	(0.71)	(0.73)	1.62	1.36
Additional information:
Anti-dilutive shares	117	70	2	1

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

Segment Information Summary
Inter-segment transactions were immaterial for the periods presented. Total assets by segment is not regularly provided to the CODM and is therefore omitted. The following table presents summary financial information concerning the reportable segments and other:

	Three Months Ended September 30,
In thousands	NW Natural	SiEnergy	NWN Water	Other	NW Holdings
2026
Operating revenues	$137,391	$12,812	$19,515	$8,254	$177,972
Depreciation	40,314	1,770	2,872	—	44,956
Income from operations(1)	(19,591)	3,795	5,407	1,678	(8,711)
Interest expense, net	18,012	2,604	956	12,909	34,481
Income tax expense (benefit)	(8,818)	344	1,262	(2,952)	(10,164)
Capital expenditures	91,348	32,227	14,924	—	138,499

2025
Operating revenues	$127,225	$11,821	$18,627	$7,055	$164,728
Depreciation	37,626	1,620	1,264	—	40,510
Income (loss) from operations(1)	(23,443)	4,408	6,535	77	(12,423)
Interest expense, net	14,720	2,453	799	12,463	30,435
Income tax expense (benefit)	(11,074)	560	1,734	(3,259)	(12,039)
Capital expenditures	85,576	14,375	9,932	105	109,988
(1)     Income (loss) from operations is not a financial measure used by the CODM for NW Natural or SiEnergy, but is included in the table above to enable the reconciliation of NW Natural and SiEnergy margin to consolidated income before taxes in accordance with ASU 2023-07.

	Nine Months Ended September 30,
In thousands	NW Natural	SiEnergy (2)	NWN Water	Other	NW Holdings
2026
Operating revenues	$776,089	$58,053	$51,561	$26,224	$911,927
Depreciation	119,350	5,335	8,617	—	133,302
Income from operations(1)	147,034	22,526	11,225	6,529	187,314
Interest expense, net	53,116	7,754	2,465	37,850	101,185
Income tax expense (benefit)	25,568	3,446	2,566	(8,595)	22,985
Capital expenditures	257,951	78,109	37,352	37	373,449

2025
Operating revenues	$776,845	$45,989	$48,830	$23,542	$895,206
Depreciation	110,226	6,086	6,233	—	122,545
Income (loss) from operations(1)	143,977	17,610	13,874	(6,319)	169,142
Interest expense, net	45,428	7,031	2,335	35,527	90,321
Income tax expense (benefit)	26,228	2,864	3,418	(10,962)	21,548
Capital expenditures	262,698	40,820	28,922	212	332,652
(1)     Income (loss) from operations is not a financial measure used by the CODM for NW Natural or SiEnergy, but is included in the table above to enable the reconciliation of NW Natural and SiEnergy margin to consolidated income before taxes in accordance with ASU 2023-07.
(2)    SiEnergy was acquired by NW Holdings on January 7, 2025. Results for the period from January 7, 2025 to September 30, 2025 are presented in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy segment.

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
The following table presents additional segment information concerning NW Natural margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
NW Natural margin calculation:
Distribution revenues	$125,173	$114,897	$739,258	$739,925
Regulated gas storage	9,966	9,062	29,653	28,097
Other revenue	2,252	3,266	7,178	8,823
Total operating revenues	137,391	127,225	776,089	776,845
Less: Cost of gas	35,547	32,188	229,017	248,563
Environmental remediation	1,430	1,247	10,186	9,796
Revenue taxes	5,405	5,238	30,348	31,635
NW Natural margin	95,009	88,552	506,538	486,851
Operations and maintenance	61,084	62,739	198,129	193,544
General taxes	12,800	11,190	40,478	37,403
Depreciation	40,314	37,626	119,350	110,226
Other operating expenses	402	440	1,547	1,701
NW Natural income (loss) from operations	$(19,591)	$(23,443)	$147,034	$143,977

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

The following table presents additional segment information concerning SiEnergy margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
SiEnergy margin calculation:
Distribution revenues	$12,812	$11,821	$58,053	$45,989
Total operating revenues	12,812	11,821	58,053	45,989
Less: Cost of gas	3,312	2,950	18,973	14,230
Revenue taxes	360	290	1,698	1,433
SiEnergy margin	9,140	8,581	37,382	30,326
Operations and maintenance	3,275	2,215	8,907	5,809
General taxes	300	338	614	821
Depreciation	1,770	1,620	5,335	6,086
SiEnergy income from operations	$3,795	$4,408	$22,526	$17,610

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Operating revenues	$19,515	$18,627	$51,561	$48,830
Operating expenses:
Operations and maintenance	8,982	9,161	27,432	24,494
Depreciation	2,872	1,264	8,617	6,233
Other operating expenses(1)	2,254	1,667	4,287	4,229
Income from operations	$5,407	$6,535	$11,225	$13,874
(1) Other operating expenses include general and revenue taxes, purchased water, chemicals, and other expenses.

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

During the three months ended September 30, 2026, NW Holdings issued and sold 75,829 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $3.6 million, net of fees and commissions paid to agents of $0.1 million.

During the nine months ended September 30, 2026, NW Holdings issued and sold 516,863 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $25.8 million, net of fees and commissions paid to agents of $0.5 million. As of September 30, 2026, $71.5 million of equity remained available for issuance under the ATM equity program.

6. REVENUE

The following tables present disaggregated revenue of NW Holdings:

	Three Months Ended September 30,
In thousands	NW Natural	SiEnergy	NWN Water Utility	Other	NW Holdings
2026
Natural gas sales	$120,514	$12,733	$—	$450	$133,697
Gas storage revenue, net	4,726	—	—	—	4,726
Asset management revenue, net	1,471	—	—	—	1,471
Water and wastewater revenue	—	—	19,515	—	19,515
Gas appliance retail revenue	781	—	—	—	781
Renewable natural gas sales	—	—	—	7,804	7,804
Other revenue	876	—	—	—	876
Revenue from contracts with customers	128,368	12,733	19,515	8,254	168,870
Alternative revenue	4,573	79	—	—	4,652
Leasing revenue	4,450	—	—	—	4,450
Total operating revenues	$137,391	$12,812	$19,515	$8,254	$177,972

2025
Natural gas sales	$108,763	$11,821	$—	$572	$121,156
Gas storage revenue, net	3,893	—	—	—	3,893
Asset management revenue, net	2,443	—	—	—	2,443
Water and wastewater revenue	—	—	18,627	—	18,627
Gas appliance retail revenue	823	—	—	—	823
Renewable natural gas sales	—	—	—	6,483	6,483
Other revenue	972	—	—	—	972
Revenue from contracts with customers	116,894	11,821	18,627	7,055	154,397
Alternative revenue	6,029	—	—	—	6,029
Leasing revenue	4,302	—	—	—	4,302
Total operating revenues	$127,225	$11,821	$18,627	$7,055	$164,728

	Nine Months Ended September 30,
In thousands	NW Natural	SiEnergy(1)	NWN Water	Other	NW Holdings
2026
Natural gas sales	$687,120	$54,401	$—	$2,361	$743,882
Gas storage revenue, net	13,930	—	—	—	13,930
Asset management revenue, net	4,263	—	—	—	4,263
Water and wastewater revenue	—	—	51,561	—	51,561
Gas appliance retail revenue	2,915	—	—	—	2,915
Renewable natural gas sales	—	—	—	23,863	23,863
Other revenue	2,625	—	—	—	2,625
Revenue from contracts with customers	710,853	54,401	51,561	26,224	843,039
Alternative revenue	51,883	3,652	—	—	55,535
Leasing revenue	13,353	—	—	—	13,353
Total operating revenues	$776,089	$58,053	$51,561	$26,224	$911,927

2025
Natural gas sales	$705,935	$45,989	$—	$2,443	$754,367
Gas storage revenue, net	12,591	—	—	—	12,591
Asset management revenue, net	5,737	—	—	—	5,737
Water and wastewater revenue	—	—	48,830	—	48,830
Gas appliance retail revenue	3,086	—	—	—	3,086
Renewable natural gas sales	—	—	—	21,099	21,099
Other revenue	2,885	—	—	—	2,885
Revenue from contracts with customers	730,234	45,989	48,830	23,542	848,595
Alternative revenue	33,700	—	—	—	33,700
Leasing revenue	12,911	—	—	—	12,911
Total operating revenues	$776,845	$45,989	$48,830	$23,542	$895,206
(1)    SiEnergy was acquired by NW Holdings on January 7, 2025. Results for the period from January 7, 2025 to September 30, 2025 are presented in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy segment.
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

As of September 30, 2026, unrecognized revenue for the fixed component of the transaction price related to gas storage and asset management revenue was approximately $111.6 million. Of this amount, approximately $7.7 million will be recognized during the remainder of 2026, $25.4 million in 2027, $21.6 million in 2028, $21.6 million in 2029, $17.5 million in 2030 and $17.8 million thereafter. The amounts presented here are calculated using current contracted rates.

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

The components of lease revenue at NW Holdings and NW Natural were as follows:

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NW Natural:
Lease revenue
Operating leases	$19	$21	$57	$63
Sales-type leases	4,431	4,281	13,296	12,848
Total lease revenue	$4,450	$4,302	$13,353	$12,911

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

7. LEASES

Lease Expense
Operating Leases
NW Holdings and NW Natural have operating leases for land, buildings and equipment. The primary lease is for NW Natural's headquarters and operations center. Leases have remaining lease terms of 2 months to 13.6 years. Many of the lease agreements include options to extend the lease, which are not included in minimum lease terms unless they are reasonably certain to be exercised. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. As most of the leases do not provide an implicit rate and are entered into by NW Natural, an estimated discount rate is used. The estimated discount rate represents the rate that would have been incurred to finance the funds necessary to purchase the leased asset and is based on information available at the lease commencement date in determining the present value of lease payments.

The components of lease expense, a portion of which is capitalized, were as follows:

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NW Holdings:
Operating lease expense	$2,312	$2,197	$6,855	$6,526
Short-term lease expense	341	75	964	424

NW Natural:
Operating lease expense	$1,984	$1,955	$5,879	$5,793
Short-term lease expense	220	75	655	424

The Company’s lease arrangements are described in Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10‑K, which should be read in conjunction with this Form 10‑Q. There have been no material changes to the Company’s lease portfolio during the current quarter.

The weighted-average remaining lease terms and weighted-average discount rates for the operating leases were as follows:

In thousands	September 30,		December 31,
	2026	2025	2025
NW Natural:
Weighted-average remaining lease term (years)	13.6	14.5	14.3
Weighted-average discount rate	7.3%	7.3%	7.3%

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

In thousands	Nine Months Ended September 30,
	2026	2025
NW Holdings:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,615	$6,167
Right of use assets obtained in exchange for lease obligations
Operating leases	$4,096	$3,194

NW Natural:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,896	$5,658
Right of use assets obtained in exchange for lease obligations
Operating leases	$309	$568

8. STOCK-BASED COMPENSATION

Stock-based compensation plans are designed to promote stock ownership in NW Holdings by employees, including officers. These compensation plans include a Long Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). For additional information on stock-based compensation plans, see Note 8 in the 2025 Form 10-K and the updates provided below.

Long Term Incentive Plan
Performance Shares
LTIP performance shares incorporate a combination of market, performance, and service-based factors. During the nine months ended September 30, 2026, the final performance factor under the 2024-2026 LTIP was approved and 49,520 performance-based shares were granted under the 2024-2026 LTIP for accounting purposes. As such, NW Natural began recognizing compensation expense.

In February 2025, LTIP shares were awarded to participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2027, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of September 30, 2026, and therefore, no expense was recognized for the 2025-2027 award. NW Holdings will calculate the grant date fair value and the applicable subsidiaries of NW Holdings will recognize expense over the remaining service period for each award once the final performance factor has been approved.

In February 2026, LTIP shares were awarded to certain participants; however, the agreement allows for one of the performance factors to remain variable until the first quarter of the third year of the award period. As the performance factor will not be approved until the first quarter of 2028, there is not a mutual understanding of the awards' key terms and conditions between NW Holdings and the participants as of September 30, 2026, and therefore, no expense was recognized for the 2026-2028 award. NW Holdings will calculate the grant date fair value and the applicable subsidiaries of NW Holdings will recognize expense over the remaining service period for each award once the final performance factor has been approved.

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

In February 2025 and 2026, 4,090 and 5,205 LTIP shares were awarded to certain participants, respectively. The LTIP awards share payouts range from a threshold of 0% to a maximum of 200% based on achievement of pre-established goals. The performance criteria for the 2025-2027 and 2026-2028 performance shares consist of a three-year ROIC threshold that must be satisfied and a three-year cumulative EBITDA, which can be modified by a TSR modifier relative to the performance of peer group companies over the period. During the nine months ended September 30, 2026, there was mutual understanding of all key terms of the awards. As such, NW Holdings recognized compensation expense.

As of September 30, 2026, there was $0.6 million of unrecognized compensation, which is expected to be recognized through 2028.

Restricted Stock Units
During the nine months ended September 30, 2026, 59,058 RSUs were granted under the LTIP with a weighted-average grant date fair value of $49.91 per share. Generally, the RSUs awarded are forfeitable and include a performance-based threshold as well as a vesting period of three years from the grant date. The majority of our RSU grants obligate NW Holdings, upon vesting, to issue the RSU holder one share of common stock. The grant may also include a cash payment equal to the total amount of dividends paid per share between the grant date and vesting date of that portion of the RSU depending on the structure of the award agreement. The fair value of an RSU is equal to the closing market price of NW Holdings' common stock on the grant date.

As of September 30, 2026, there was $4.4 million of unrecognized compensation cost from grants of RSUs, which is expected to be recognized over a period extending through 2029.

9. DEBT

The nature and terms of our debt instruments and credit facilities are described in detail in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Other than as described below, there were no other material changes in the terms of our debt instruments during the three and nine months ended September 30, 2026.

Short-Term Debt
NW Holdings' short-term debt consisted of the following:

	September 30, 2026		September 30, 2025		December 31, 2025
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
Commercial Paper Borrowings - NW Holdings	$136.3	4.2%	$131.2	4.5%	$162.0	4.1%
Commercial Paper Borrowings - NW Natural	—	—%	64.3	4.3%	10.0	4.0%
SiEnergy Credit Agreement Loans	9.7	5.1%	—	—%	—	—%
Total short-term debt	$146.0		$195.5		$172.0
(1) Weighted average interest rate on outstanding short-term debt

Long-Term Debt
NW Holdings' long-term debt consisted of the following:

	September 30, 2026		September 30, 2025		December 31, 2025
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,664.7	4.8%	$1,354.7	4.6%	$1,544.7	4.7%
SiEnergy secured senior notes	185.0	5.6%	185.0	5.6%	185.0	5.6%
NWN Water unsecured senior notes	75.0	5.4%	—	—%	—	—%
NWN Water term loan	—	—%	55.0	4.7%	55.0	4.7%
Other water debt	3.6		4.2		4.0
NW Holdings unsecured senior bonds	405.0	5.7%	285.0	5.7%	285.0	5.7%
NW Holdings term loan	—	—%	50.0	5.2%	50.0	5.2%
NW Holdings junior subordinated debentures	325.0	7.0%	325.0	7.0%	325.0	7.0%
Long-term debt, gross	2,658.3		2,258.9		2,448.7
Less: unamortized debt issuance costs	16.8		15.1		15.9
Less: current maturities	100.7		115.7		160.6
Total long-term debt	$2,540.8		$2,128.1		$2,272.2

(1)    Weighted average interest rate for the nine months ended September 30, 2026 and September 30, 2025
(2)    Weighted average interest rate for the year ended December 31, 2025

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2026 through 2056 and interest rates ranging from 2.82% to 7.85%. SiEnergy's secured senior notes have maturity dates ranging from 2030 through 2055 and interest rates ranging from 4.86% to 6.04%. NWN Water's unsecured senior notes have maturity dates ranging from 2031 through 2036 and interest rates ranging from 5.15% to 5.58%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2036 and interest rates ranging from 5.35% to 5.86%. NW Holdings' Junior Subordinated Debentures have an interest rate of 7.0% and a maturity date of 2055. At September 30, 2026, NW Holdings and NW Natural had long-term debt outstanding of $2,641.5 million and $1,654.7 million, respectively, which included $16.8 million and $10.0 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. Debt of $100.7 million is scheduled to mature in the next twelve months, which consists of $100.0 million at NW Natural and $0.7 million at NWN Water.

Summary of Significant Debt Issuances

In millions	Nine months ended September 30, 2026
NW Holdings(a)	Issuance Date	Maturity Date	Interest Rate	Amount
Series E Senior Notes	June 2026	June 2031	5.35%	$50.0
Series F Senior Notes	August 2026	August 2031	5.35%	10.0
Series G Senior Notes	August 2026	August 2036	5.83%	60.0

NW Natural(a)
First Mortgage Bonds	September 2026	September 2036	5.62%	60.0
First Mortgage Bonds	September 2026	September 2056	6.26%	60.0

NWN Water(b)
Series A Senior Notes	June 2026	June 2031	5.15%	33.0
Series B Senior Notes	June 2026	June 2036	5.58%	42.0
		Total long-term debt issuance		$315.0
(a) Proceeds were used to support working capital needs and for general corporate purposes including repayment of debt.
(b) Proceeds were used to repay the existing indebtedness under the Credit Agreement; any remaining proceeds were used for working capital needs and for general corporate purposes.

NW Natural's First Mortgage Bonds (FMBs) were issued under the Mortgage and Deed of Trust, which constitutes a first mortgage lien on certain gas properties owned from time to time by NW Natural, including substantially all of the property constituting NW Natural's natural gas distribution plant balances.

Summary of Significant Debt Extinguishments and Repayments

NW Holdings
On August 6, 2026, NW Holdings repaid in full the $50.0 million outstanding principal amount of its senior unsecured Term Loan under the Term Loan Agreement, together with accrued interest and other amounts due. Following the repayment, no amounts remained outstanding under the Term Loan Agreement.

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

The following table provides an estimate of the fair value of long-term debt, including current maturities of long-term debt, using market prices in effect on the valuation date:

	September 30,		December 31,
In millions	2026	2025	2025
NW Holdings:
Gross long-term debt	$2,658.3	$2,258.9	$2,448.7
Unamortized debt issuance costs	(16.8)	(15.1)	(15.9)
Carrying amount	$2,641.5	$2,243.8	$2,432.8
Estimated fair value(1)	$2,315.8	$2,135.3	$2,317.1

NW Natural:
Gross long-term debt	$1,664.7	$1,354.7	$1,544.7
Unamortized debt issuance costs	(10.0)	(8.8)	(9.8)
Carrying amount	$1,654.7	$1,345.9	$1,534.9
Estimated fair value(1)	$1,351.1	$1,195.1	$1,383.1
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

The following table provides the components of net periodic benefit cost (credit) for the pension and other postretirement benefit plans:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
In thousands	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$894	$857	$—	$27	$2,603	$2,628	$53	$82
Interest cost	5,303	5,257	291	288	15,636	16,077	855	865
Expected return on plan assets	(5,579)	(5,442)	—	—	(16,760)	(16,308)	—	—
Amortization of prior service credit	—	—	(803)	—	—	—	(803)	—
Amortization of net actuarial loss	2,504	2,246	385	20	7,095	7,135	510	61
Net periodic benefit cost	3,122	2,918	(127)	335	8,574	9,532	615	1,008
Amount allocated to construction	(433)	(424)	—	(10)	(1,255)	(1,287)	(22)	(32)
Net periodic benefit cost charged to expense	2,689	2,494	(127)	325	7,319	8,245	593	976
Amortization of regulatory balancing account	675	675	—	—	4,757	4,757	—	—
Net amount charged to expense	$3,364	$3,169	$(127)	$325	$12,076	$13,002	$593	$976

Net periodic benefit costs are reduced by amounts capitalized to NW Natural plant. In addition, net periodic benefit costs were recorded to a regulatory balancing account as approved by the OPUC and amortized accordingly.

The following table presents amounts recognized in accumulated other comprehensive loss (AOCL) and the changes in AOCL related to non-qualified employee benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Beginning balance	$(4,523)	$(6,703)	$(4,705)	$(7,052)
Amounts reclassified from AOCL:
Amortization of actuarial losses	123	199	371	598
Total reclassifications before tax	123	199	371	598
Tax expense (benefit)	(32)	1	(98)	(49)
Total reclassifications for the period	91	200	273	549
Ending balance	$(4,432)	$(6,503)	$(4,432)	$(6,503)

Employer Contributions to Company-Sponsored Defined Benefit Pension Plans
NW Natural made $13.2 million of cash contributions to its qualified defined benefit pension plans during the nine months ended September 30, 2026 and $8.4 million cash contributions during the nine months ended September 30, 2025. During October 2026, NW Natural made additional cash contributions of approximately $3.1 million.

Defined Contribution Plan
NW Natural's Retirement K Savings Plan is a qualified defined contribution plan under Internal Revenue Code Sections 401(a) and 401(k). NW Holdings contributions totaled $10.8 million and $9.8 million for the nine months ended September 30, 2026 and 2025, respectively. NW Natural contributions totaled $10.0 million and $9.8 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The effective income tax rate varied from the federal statutory rate due to the following:

	Three Months Ended September 30,
	NW Holdings		NW Natural
In thousands	2026	2025	2026	2025
Income tax at statutory rate (federal)	$(8,401)	$(8,805)	$(7,566)	$(8,013)
State income tax	(2,758)	(3,532)	(2,239)	(3,348)
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	639	609	641	611
Other, net	356	(311)	346	(324)
Total (benefit) for income taxes	$(10,164)	$(12,039)	$(8,818)	$(11,074)

Effective income tax rate	25.4%	28.7%	24.5%	29.0%

	Nine Months Ended September 30,
	NW Holdings		NW Natural
In thousands	2026	2025	2026	2025
Income tax at statutory rate (federal)	$19,159	$16,186	$20,168	$19,973
State income tax	6,173	6,238	7,657	7,160
Increase (decrease):
Differences required to be flowed-through by regulatory commissions	(1,309)	(1,051)	(1,306)	(1,048)
Other, net	(1,038)	175	(951)	143
Total provision for income taxes	$22,985	$21,548	$25,568	$26,228

Effective income tax rate	25.2%	28.0%	26.6%	27.6%

The NW Holdings effective income tax rate for the nine months ended September 30, 2026 compared to the same period in 2025, decreased due to lower state income tax rates in the SiEnergy and NWN Water segments. In addition, both NW Holdings and NW Natural effective tax rates benefited from lower non-deductible executive compensation expense and higher AFUDC equity income. For further detail on income taxes and effective tax rates, refer to Note 11 in the 2025 Form 10-K.

The IRS Compliance Assurance Process (CAP) examination of the 2024 tax year was completed during the first quarter of 2026. There were no material changes to the return as filed. The 2025 and 2026 tax years are subject to examination under CAP.

12. PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the major classifications of property, plant, and equipment and accumulated depreciation:

	September 30,		December 31,
In thousands	2026	2025	2025
NW Holdings:
Plant in service	$5,725,521	$5,293,327	$5,468,170
Construction work in progress	249,929	238,590	172,265
Less: Accumulated depreciation	1,345,652	1,284,271	1,288,422
Total property, plant, and equipment, net	$4,629,798	$4,247,646	$4,352,013

Capital expenditures in accrued liabilities	$64,416	$61,358	$57,762

NW Natural:
Plant in service	$5,044,859	$4,747,927	$4,879,816
Construction work in progress	165,799	200,312	120,513
Less: Accumulated depreciation	1,291,746	1,247,565	1,256,289
Total property, plant, and equipment, net	$3,918,912	$3,700,674	$3,744,040

Capital expenditures in accrued liabilities	$37,781	$44,703	$33,582

13. INVESTMENTS

Investments include gas reserves, financial investments in life insurance policies, and equity method investments. The following table summarizes other investments:

	NW Holdings			NW Natural
	September 30,		December 31,	September 30,		December 31,
In thousands	2026	2025	2025	2026	2025	2025
Investments in life insurance policies	$34,191	$45,268	$45,606	$34,191	$45,268	$45,606
Investments in gas reserves, non-current	13,344	16,123	15,443	13,344	16,123	15,443
Investment in unconsolidated affiliates	21,124	19,720	19,627	—	—	—
Total other investments	$68,659	$81,111	$80,676	$47,535	$61,391	$61,049

Investment in Life Insurance Policies
Other investments include financial investments in life insurance policies, which are accounted for at cash surrender value, net of policy loans. See Note 13 in the 2025 Form 10-K.

NW Natural Gas Reserves
NW Natural has invested $188 million through the gas reserves program in the Jonah Field located in Wyoming as of September 30, 2026. Gas reserves are stated at cost, net of regulatory amortization, with the associated deferred tax benefits of $1.0 million, $1.6 million, and $1.8 million, which are recorded as liabilities in the September 30, 2026, September 30, 2025, and December 31, 2025 consolidated balance sheets, respectively. NW Natural's investment is included in NW Holdings' and NW Natural's consolidated balance sheets under other current assets and other investments (non-current portion) with the maximum loss exposure limited to the investment balance. The amount of gas reserves included in other current assets was $2.7 million, $2.6 million, and $2.6 million as of September 30, 2026, September 30, 2025, and December 31, 2025, respectively. See Note 13 in the 2025 Form 10-K.

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

Avion Water operates in Bend, Oregon and the surrounding communities, serving approximately 17,000 connections and employing 39 people. The carrying value of the equity method investment is $10.1 million higher than the underlying equity in the net assets of the investee at September 30, 2026 due to equity method goodwill. NWN Water's share in the earnings of Avion Water is included in other income (expense), net.

14. BUSINESS COMBINATIONS

2025 Business Combinations

SiEnergy Acquisition
On January 7, 2025, NW Holdings acquired 100% of the outstanding membership interests of SiEnergy Operating, LLC from SiEnergy Capital Partners, LLC, an affiliate of Ridgewood Infrastructure. Total consideration included $271.1 million in cash and the assumption of $156.1 million of outstanding debt. SiEnergy is a regulated natural gas distribution utility and a transmission utility. Excluding Pines Holdings, which was acquired June 2, 2025 and is described further below, SiEnergy serves approximately 90,000 customers in the greater metropolitan areas of Houston, Dallas, and Austin, Texas.

The SiEnergy acquisition met the criteria of a business combination, and as such, an allocation of the consideration to the acquired net assets based on their estimated fair value as of the acquisition date was performed. In accordance with U.S. GAAP, the fair value determination involved management judgment in determining the significant estimates and assumptions used for net assets associated with SiEnergy. This allocation was finalized in the quarter ended March 31, 2026. Acquisition costs totaling $5.3 million in the first quarter of 2025 were expensed as incurred. Acquisition costs related to SiEnergy are included in operations and maintenance expenses in the consolidated statements of comprehensive income. The transaction aligns with NW Holdings' growth strategy and further expands the service territory in Texas.

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

The table below presents the unaudited pro forma revenues and earnings of NW Holdings as if the SiEnergy and Pines acquisitions had occurred as of January 1, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Operating revenues	$177,972	$164,728	$911,927	$902,083
Net (loss) income	$(29,840)	$(29,890)	$68,249	$59,177

The unaudited pro forma results presented above are for informational purposes only and are not necessarily indicative of the results that would have been achieved had the acquisition been completed on January 1, 2025, nor are they indicative of future results of operations of the combined company. Pro forma net income for the three and nine months ended September 30, 2025 were adjusted to reflect the following:

•acquisition costs of $5.3 million incurred by NW Holdings in the first quarter of 2025 were removed from the nine months ended September 30, 2025 pro forma net income;
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

The amount of SiEnergy and Pines revenues included in NW Holdings' consolidated statements of comprehensive income was $12.8 million and $58.1 million for the three and nine months ended September 30, 2026, respectively, and $11.8 million and $46.0 million for the three and nine months ended September 30, 2025, respectively.

The amount of SiEnergy and Pines net income included in NW Holdings' consolidated statements of comprehensive income was $1.3 million and $12.4 million for the three and nine months ended September 30, 2026, respectively, and $1.6 million and $8.1 million for the three and nine months ended September 30, 2025, respectively.

Other 2025 Business Combinations

During the fourth quarter of 2025, NWN Water and its subsidiaries acquired the assets of Inline Utilities, LLC ("Inline") located in Texas, qualifying as a business combination. The fair value of the consideration transferred for this acquisition was $7.2 million, most of which was allocated to property, plant and equipment. As of September 30, 2026, preliminary goodwill of $1.0 million was recognized from this acquisition, including adjustments associated with deferred income taxes. The amount of goodwill that is expected to be deductible for income tax purposes is $4.3 million.
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

As a result of all acquisitions completed, goodwill totaled $371.6 million, $371.0 million, and $370.8 million as of September 30, 2026, September 30, 2025, and December 31, 2025, respectively, and is attributable to gas utility, water and wastewater acquisitions. Goodwill included in the SiEnergy segment category totaled $186.5 million, $187.3 million, and $185.7 million as of September 30, 2026, September 30, 2025, and December 31, 2025, respectively. Goodwill included in the NWN Water segment category totaled $185.1 million, $183.7 million, and $185.1 million as of September 30, 2026, September 30, 2025, and December 31, 2025, respectively. The annual impairment assessment of goodwill occurs in the fourth quarter of each year. There have been no impairments recognized during the three and nine months ended September 30, 2026.

Acquisition Earnout Settlement
On October 13, 2026, an agreement was signed to fully settle the earnout liability of a previously recorded acquisition. The earnout liability was recorded as a non-current liability as of September 30, 2026, as it was originally scheduled to be paid in 2029. In October 2026, $9.15 million was paid to fully settle the earnout liability, which resulted in an immaterial gain to be recognized in the fourth quarter of 2026.

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

Notional Amounts
The following table presents the absolute notional amounts related to open positions on NW Natural derivative instruments:

	September 30,		December 31,
In thousands	2026	2025	2025
Natural gas (in therms):
Financial	969,395	919,685	757,895
Physical	1,050,075	894,855	692,275
Foreign exchange (in dollars)	$9,730	$10,231	$8,596

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

Unrealized and Realized Gain/Loss
The following table reflects the income statement presentation for the unrealized gains and losses from NW Natural's derivative instruments:

	Three Months Ended September 30,
	2026		2025
In thousands	Natural gas commodity	Foreign Exchange	Natural gas commodity	Foreign Exchange
Benefit (expense) to cost of gas	$4,203	$44	$(31,601)	$(340)
Amounts deferred to regulatory accounts on balance sheet	(4,203)	(44)	31,601	340
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

	Nine Months Ended September 30,
	2026		2025
In thousands	Natural gas commodity	Foreign exchange	Natural gas commodity	Foreign exchange
Benefit (expense) to cost of gas	$(2,410)	$(240)	$2,747	$(62)
Amounts deferred to regulatory accounts on balance sheet	2,410	240	(2,747)	62
Total gain (loss) in pre-tax earnings	$—	$—	$—	$—

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

Realized Gain/Loss
NW Natural realized net losses of $8.6 million and net losses of $67.2 million for the three and nine months ended September 30, 2026, respectively, from the settlement of natural gas financial derivative contracts, whereas net losses of $11.7 million and net losses of $69.5 million were realized for the three and nine months ended September 30, 2025, respectively. Realized gains and losses offset the higher or lower cost of gas purchased, resulting in no incremental amounts to collect or refund to customers.

Credit Risk Management of Financial Derivatives Instruments
No collateral was posted with or by NW Natural counterparties as of September 30, 2026 or 2025. NW Natural attempts to minimize the potential exposure to collateral calls by diversifying counterparties and using credit limits to manage liquidity risk. Counterparties generally allow a certain credit limit threshold based on our credit rating before requiring NW Natural to post collateral against unrealized loss positions. Given NW Natural's credit ratings, counterparty credit limits and portfolio diversification, it was not subject to collateral calls in 2026 or 2025. The collateral call exposure is set forth under credit support agreements, which generally contain credit limits. NW Natural could also be subject to collateral call exposure where it has agreed to provide adequate assurance, which is not specific as to the amount of credit limit allowed but could potentially require additional collateral posting by NW Natural in the event of a material adverse change in NW Natural's ability to perform.

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

If netted by its counterparties, NW Natural's physical and financial derivative position would result in an asset of $4.2 million and a liability of $46.2 million as of September 30, 2026, an asset of $3.6 million and a liability of $58.1 million as of September 30, 2025, and an asset of $2.8 million and a liability of $76.1 million as of December 31, 2025.

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

Fair Value
In accordance with fair value accounting, NW Natural includes non-performance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit spreads of NW Natural counterparties when in an unrealized gain position, or on NW Natural's own credit spread when it is in an unrealized loss position. The inputs in our valuation models include natural gas futures, volatility, credit default swap spreads and interest rates. Additionally, the assessment of non-performance risk is generally derived from the credit default swap market and from bond market credit spreads. The impact of the credit risk adjustment for all financial derivatives outstanding to the fair value calculation was $0.1 million, which decreased the liability at September 30, 2026. The net fair value was a liability of $42.0 million, a liability of $54.5 million, and a liability of $73.3 million as of September 30, 2026 and 2025, and December 31, 2025, respectively. No Level 3 inputs were used in our derivative valuations during the nine months ended September 30, 2026, and 2025. See Note 2 in the 2025 Form 10-K.

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

Unrealized gains (losses) related to the interest rate swap agreement are recorded in AOCI on the consolidated balance sheet and were immaterial as of September 30, 2025, and December 31, 2025 and zero as of September 30, 2026. Realized gains or losses occur as a result of monthly swap settlements. Gains of $0.1 million and $0.2 million were reclassified from AOCI to net income during the three and nine months ended September 30, 2025 with no amounts reclassified for the three months ending September 30, 2026 and an immaterial amount reclassified during the nine months ended September 30, 2026. There are no remaining amounts recorded in AOCI as of September 30, 2026.

16. COMMITMENTS AND CONTINGENCIES

NWN Renewables is an unregulated subsidiary of NW Holdings established to pursue investments in RNG activities. NWN Renewables, through its subsidiary Ohio Renewables, executed agreements with a subsidiary of EDL, a global producer of sustainable distributed energy, to secure RNG supply from two production facilities that are designed to convert landfill waste gases to RNG. This arrangement consisted of a development agreement, an exclusive use agreement, a purchase agreement, and various guarantees.

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

NWN Renewables Purchase Agreements
Under the purchase agreement, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL facilities over a 20-year period at a contractually specified price. In December 2025, Ohio Renewables entered into an agreement to purchase up to an annual specified amount of RNG produced by the EDL facilities from a separate investment-grade counterparty over an 11-year period at a contractually specified price. Purchase volumes are variable based on production, and purchases may not exceed contracted amounts. We currently estimate the amount of RNG purchases from both facilities based on prices and quantities specified in the agreements to be as follows: approximately $31.4 million in 2027, $31.6 million in 2028, $30.8 million in 2029, $31.4 million in 2030 and $599.3 million thereafter. For the nine months ended September 30, 2026, purchases totaled $12.5 million, for total expected purchases of $20.9 million in 2026.

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

2025 - 2044
Ohio Renewables additionally has contracted to sell a fixed-volume amount of RNG under a long-term agreement with an investment-grade utility beginning in 2025 and extending through 2044. Under the current contract, if less than 75% of the contracted volumes of RNG are delivered on an annual basis, Ohio Renewables is obligated to pay the per MMbtu price for volumes between the amount delivered and 75% of the contracted volumes on an annual basis. NW Holdings entered into a guarantee on behalf of Ohio Renewables. Per the guarantee, NW Holdings unconditionally and irrevocably guaranteed the prompt payment of all present and future obligations of Ohio Renewables. The total liability under this guarantee could not exceed $2.0 million. NW Holdings has not recognized a liability for its obligations under the guarantee in accordance with ASC 460, Guarantees. The guarantee expired on July 3, 2026.

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

Environmental Sites
The following table summarizes information regarding liabilities related to environmental sites, which are recorded in other current liabilities and other noncurrent liabilities in NW Natural's balance sheet:

	Current Liabilities			Non-Current Liabilities
	September 30,		December 31,	September 30,		December 31,
In thousands	2026	2025	2025	2026	2025	2025
Portland Harbor site:
Gasco Sediments	$7,792	$9,875	$13,950	$41,564	$42,954	$43,247
Other Portland Harbor	3,805	3,655	3,669	10,855	10,430	12,770
Gasco Upland site	12,359	15,891	25,643	274,065	61,737	61,782
Front Street site	529	620	486	294	279	292
Oregon Steel Mills	—	—	—	179	179	179
Total	$24,485	$30,041	$43,748	$326,957	$115,579	$118,270

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

GASCO SEDIMENTS. In 2009, NW Natural and Siltronic Corporation entered into a separate Administrative Order on Consent with the EPA to evaluate and design specific remedies for sediments adjacent to the Gasco uplands and Siltronic uplands sites. NW Natural submitted a draft EE/CA to the EPA in May 2012 and the EE/CA estimated the cost of potential remedial alternatives for this site. NW Natural is completing pre-design studies and has submitted a Preliminary Design Report, which the EPA approved in December 2024. Design deliverables do not include a cost estimate for cleanup. NW Natural expects further design discussion and iteration with the EPA.

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

The estimated costs for the various sediment remedy alternatives in the draft EE/CA, for the additional studies and design work needed before the cleanup can occur, and for regulatory oversight throughout the cleanup range from approximately $49 million to $350 million. NW Natural has recorded a liability of $49 million for the Gasco sediment clean-up, which reflects the low end of the range. At this time, we believe sediments at the Gasco sediments site represent the largest portion of NW Natural's liability related to the Portland Harbor site discussed above.

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

In December 2024, NW Natural submitted the Gasco uplands FS to ODEQ. The FS presents a set of remedial action alternatives and provides the basis for range of potential remedial costs for the site. In April 2026, NW Natural submitted a revised FS to ODEQ addressing comments it had received on the original FS submission. The revised FS included changes to the remediation alternatives as well as the addition of the estimated costs to operate and monitor the site for 30 years after remediation. The revised range of alternative remedies excluding the cost of the Interim Remedial Action Measure (IRAM) for the Gasco uplands site is an estimated range from $280 million to $950 million, which includes a range of undiscounted monitoring costs for a 30 year period that range from approximately $230 million to $250 million. NW Natural has recorded a liability of $280 million, which reflects the low end of the range. ODEQ is currently reviewing the revised submission.

Additionally, the EPA's Gasco sediments Administrative Order requires the integration of upland source controls with the sediment remedy. The selected sediment remedy, which is discussed above under "Gasco Sediments," is currently under separate design for the EPA. To comply with the source control integration requirement, some Gasco uplands work must be expedited. An Interim Removal Action Measure (IRAM) for the Gasco uplands is the regulatory mechanism ODEQ has selected to accomplish that goal. As a result, the Gasco uplands FS also includes a separate range of potential remedial costs for the IRAM. The alternative remedies for the IRAM range from $6 million to $78 million. NW Natural has recorded a liability of $6 million, which reflects the low end of the range.

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

The following table presents information regarding the total regulatory asset deferred:

	September 30,		December 31,
In thousands	2026	2025	2025
Deferred costs and interest (1)	$82,129	$67,807	$71,954
Accrued site liabilities (2)	351,416	145,593	161,993
Insurance proceeds and interest	(36,029)	(41,414)	(41,736)
Total regulatory asset deferral(1)	$397,516	$171,986	$192,211
Current regulatory assets(3)	$13,729	$11,613	$12,148
Long-term regulatory assets(3)	383,787	160,373	180,063
(1)    Includes pre-review and post-review deferred costs, amounts currently in amortization, and interest, net of amounts collected from customers.
(2)    Excludes 3.3% of the Front Street site liability as the OPUC only allows recovery of 96.7% of costs for those sites allocable to Oregon, including those that historically served only Oregon customers. Amounts excluded from regulatory assets were immaterial at September 30, 2026, September 30, 2025, and December 31, 2025.
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

Legal Proceedings
On October 7, 2024, NW Natural was added as a defendant to an ongoing lawsuit brought by Multnomah County in the Circuit Court for Multnomah County, Oregon (County of Multnomah v. Exxon Mobil Corp., et al., No. 23-cv-25164) against more than a dozen oil and gas producers seeking damages relating to climate change impacts. The County asserts various causes of action, including negligence, fraud, trespass and public nuisance under Oregon law related to the refining, producing and/or marketing of fossil fuels. NW Natural is diligently defending against the claims.

On October 9, 2024, NW Natural and NW Holdings were named as the defendants in a lawsuit filed in the Circuit Court for Multnomah County, Oregon (Blumm et al. v. Northwest Natural Gas Company et al., No. 24-cv-48490), that is seeking class certification on behalf of all Oregon NW Natural Smart Energy-enrolled customers during the past approximately six years. The lawsuit alleges claims under Oregon's Unlawful Trade Practices Act and for breach of contract, with respect to NW Natural's Smart Energy program. The plaintiffs seek injunctive and equitable relief and damages. In October 2025, NW Holdings was dismissed as a party to the proceeding. The plaintiffs subsequently filed a Second Amended Complaint re-alleging claims against NW Holdings. We are diligently defending against the claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s assessment of NW Holdings' and NW Natural's financial condition, including the principal factors that affect results of operations. The discussion refers to the consolidated results for the three and nine months ended September 30, 2026 and 2025 of NW Holdings, the substantial majority of which consist of the operating results of NW Natural. When significant activity exists at NW Holdings that does not exist at NW Natural, additional disclosure has been provided. References in this discussion to "Notes" are to the Notes to Unaudited Consolidated Financial Statements in this report. A significant portion of the business results are seasonal in nature, and, as such, the results of operations for the three and nine month periods are not necessarily indicative of expected fiscal year results. Therefore, this discussion should be read in conjunction with NW Holdings' and NW Natural's 2025 Annual Report on Form 10-K, as applicable (2025 Form 10-K).

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

Non-GAAP Financial Measures
In addition to presenting diluted earnings per share for NW Holdings, we present diluted earnings per share for each of our segments (Segment EPS), which is a non-GAAP financial measure. We calculate Segment EPS by dividing the net income of each of our segments calculated in accordance with GAAP by the number of diluted shares outstanding for NW Holdings. We use Segment EPS to analyze our financial performance because we believe it provides useful information to our investors, analysts and creditors in evaluating our financial condition and results of operations of each of our segments. We believe investors find Segment EPS to be a useful indicator of segment performance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted earnings per share	2026	2025	2026	2025
Diluted EPS Total(1)	$(0.71)	$(0.73)	$1.62	$1.36
NW Natural(2)	(0.65)	(0.66)	1.67	1.69
SiEnergy(2)	0.03	0.04	0.30	0.20
NWN Water(2)	0.09	0.11	0.18	0.22
Other(2)	(0.18)	(0.22)	(0.53)	(0.75)
(1)    Total Diluted EPS is equal to the sum of Diluted EPS for NW Natural, SiEnergy, NWN Water and Other.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

EXECUTIVE SUMMARY

Key financial highlights for NW Holdings include:

	Three Months Ended September 30,
	2026	2025	QTD
In millions, except per share data	Amount	Amount	Change
Consolidated:
Net loss	$(29.8)	$(29.9)	$0.1
Diluted EPS	$(0.71)	$(0.73)	$0.02

THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025.
•Consolidated net loss decreased by $0.1 million or $0.02 per diluted share.
•The decrease in net loss was primarily driven by new rates in Oregon and Washington for NW Natural, and organic customer growth across all segments. These benefits were partially offset by higher depreciation and interest expenses from continued investment in our utility systems.

	Nine Months Ended September 30,
	2026	2025	YTD
In millions, except per share data	Amount	Amount	Change
Consolidated:
Net income	$68.2	$55.5	$12.7
Diluted EPS	$1.62	$1.36	$0.26

NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025.
•Consolidated net income increased by $12.7 million or $0.26 per diluted share.
•The increase in net income was primarily driven by new NW Natural rates in Oregon, effective October 31, 2025, organic customer growth, and the acquisition of Pines in June 2025. These benefits were partially offset by higher interest and depreciation expenses from continued investment in our utility systems, and an increase in property taxes.
•Customer growth was 1.8%, driven by organic growth at SiEnergy and NWN Water, and the Pines and Inline acquisitions.
•Capital expenditures were $373.4 million, as we continue to invest in our utility systems to support safety and reliability.

RESULTS OF SEGMENTS

NW NATURAL SEGMENT RESULTS. NW Natural results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except per share data	2026	2025	2026	2025
Margin(1)	$95,009	$88,552	$506,538	$486,851	$6,457	$19,687
Operating expenses:
Operations and maintenance	61,084	62,739	198,129	193,544	(1,655)	4,585
General taxes	12,800	11,190	40,478	37,403	1,610	3,075
Depreciation	40,314	37,626	119,350	110,226	2,688	9,124
Other operating expenses	402	440	1,547	1,701	(38)	(154)
Total operating expenses	114,600	111,995	359,504	342,874	2,605	16,630
Income from operations	(19,591)	(23,443)	147,034	143,977	3,852	3,057
Other income (expense), net	1,573	9	2,120	(3,438)	1,564	5,558
Interest expense, net	18,012	14,720	53,116	45,428	3,292	7,688
Income before income taxes	(36,030)	(38,154)	96,038	95,111	2,124	927
Income tax expense (benefit)	(8,818)	(11,074)	25,568	26,228	2,256	(660)
Net income (loss)	$(27,212)	$(27,080)	$70,470	$68,883	$(132)	$1,587
EPS(2)	$(0.65)	$(0.66)	$1.67	$1.69	$0.01	$(0.02)
(1)    See NW Natural Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025. The primary factors contributing to the $0.1 million increase in NW Natural net loss were as follows:
•$3.3 million increase in interest expense due primarily to higher long-term debt from first mortgage bonds issued in December 2025 and September 2026;
•$2.7 million increase in depreciation expense due to additional capital investments; and
•$2.3 million decrease in income tax benefit due to lower pre-tax losses; partially offset by
•$6.5 million increase in margin driven by new rates on October 31, 2025 for Oregon customers and new rates on August 1, 2026 for Washington customers. See the NW Natural margin table below for additional margin detail; and
•$1.7 million decrease in operations and maintenance expenses due primarily to lower contract labor and professional services costs.

For the three months ended September 30, 2026, total NW Natural volumes sold and delivered increased 5.7 million therms compared to the same period in 2025, primarily due to higher usage from residential and commercial sales customers.
NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025. The primary factors contributing to the $1.6 million increase in NW Natural net income were as follows:
•$19.7 million increase in margin driven by new rates on October 31, 2025 for Oregon customers. See the NW Natural margin table below for additional margin detail; and
•$5.6 million increase in other income due primarily to higher interest income on deferred regulatory balances; partially offset by
•$9.1 million increase in depreciation expense due to additional capital investments;
•$7.7 million increase in interest expense due primarily to higher long-term debt from first mortgage bonds issued in December 2025 and September 2026; and
•$4.6 million increase in operations and maintenance expenses due primarily to an increase in payroll and benefit costs and regulatory deferral amortization, which is mostly offset in revenues.

For the nine months ended September 30, 2026, total NW Natural volumes sold and delivered decreased by 44.7 million therms compared to the same period in 2025 primarily due to lower usage from residential and commercial sales customers, and warmer than average weather.

NW NATURAL MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,		Favorable/ (Unfavorable)
In thousands, except degree day and customer data	2026	2025	2026	2025	QTD Change	YTD Change
Volumes (therms)
Residential and commercial sales	58,758	53,981	427,989	464,588	4,777	(36,599)
Industrial sales and transportation	97,840	96,881	319,171	327,256	959	(8,085)
Total volumes sold and delivered	156,598	150,862	747,160	791,844	5,736	(44,684)
Operating Revenues
Residential and commercial sales	$106,428	$98,688	$678,005	$683,638	$7,740	$(5,633)
Industrial sales and transportation	18,745	16,209	61,253	56,287	2,536	4,966
Regulated gas storage	9,966	9,062	29,653	28,097	904	1,556
Other revenue	2,252	3,266	7,178	8,823	(1,014)	(1,645)
Total operating revenues	137,391	127,225	776,089	776,845	10,166	(756)
Less: Cost of gas	35,547	32,188	229,017	248,563	(3,359)	19,546
Less: Environmental remediation expense	1,430	1,247	10,186	9,796	(183)	(390)
Less: Revenue taxes	5,405	5,238	30,348	31,635	(167)	1,287
Margin	$95,009	$88,552	$506,538	$486,851	$6,457	$19,687
Margin(1)
Residential and commercial sales	$73,098	$68,196	$440,560	$424,399	$4,902	$16,161
Industrial sales and transportation	9,064	7,551	29,082	24,426	1,513	4,656
Regulated gas storage	9,966	9,062	29,653	28,097	904	1,556
Gain (loss) from gas cost incentive sharing(2)	629	477	65	1,106	152	(1,041)
Other margin	2,252	3,266	7,178	8,823	(1,014)	(1,645)
Margin	$95,009	$88,552	$506,538	$486,851	$6,457	$19,687
Cost of Gas Detail
Volumes sold (therms)(3)	79,114	72,800	495,971	532,458	6,314	(36,487)
Average cost of gas (cents per therm)	$0.45	$0.44	$0.46	$0.47	$0.01	$(0.01)
Degree days(4)
Average(5)	17	10	1,684	1,633	7	51
Actual	2	—	1,370	1,406	—%	(3)%
Percent (warmer) colder than average weather(6)	NM	NM	(19)%	(14)%		(5)%
			As of September 30,
Meters			2026	2025	Change	Growth
Residential			739,649	736,002	3,647	0.5%
Commercial			68,412	68,975	(563)	(0.8)%
Industrial			1,025	1,040	(15)	(1.4)%
Total			809,086	806,017	3,069	0.4%
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
(6)    NM indicates that the calculated value is not meaningful.

SIENERGY SEGMENT RESULTS. SiEnergy results and highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except per share data	2026	2025(3)	2026	2025(3)
Margin(1)	$9,140	$8,581	$37,382	$30,326	$559	$7,056
Operating expenses:
Operations and maintenance	3,275	2,215	8,907	5,809	1,060	3,098
General taxes	300	338	614	821	(38)	(207)
Depreciation	1,770	1,620	5,335	6,086	150	(751)
Total operating expenses	5,345	4,173	14,856	12,716	1,172	2,140
Income from operations	3,795	4,408	22,526	17,610	(613)	4,916
Other income, net	451	170	1,118	369	281	749
Interest expense, net	2,604	2,453	7,754	7,031	151	723
Income before income taxes	1,642	2,125	15,890	10,948	(483)	4,942
Income tax expense	344	560	3,446	2,864	(216)	582
Net income	$1,298	$1,565	$12,444	$8,084	$(267)	$4,360
EPS(2)	$0.03	$0.04	$0.30	$0.20	$(0.01)	$0.10
(1)    See SiEnergy Margin Table below for additional detail.
(2)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
(3)    SiEnergy was acquired by NW Holdings on January 7, 2025. Results for the period from January 7, 2025 to September 30, 2025 are presented in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy segment.
THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025. The primary factors contributing to the $0.3 million decrease in SiEnergy net income were as follows:
•$1.1 million increase in operations and maintenance expenses due primarily to higher payroll and benefit costs; partially offset by
•$0.6 million increase in margin driven primarily by organic customer growth. See the SiEnergy margin table below for additional margin detail.

For the three months ended September 30, 2026, total SiEnergy volumes sold and delivered increased by 1.5 million therms compared to the same period in 2025 primarily due to organic customer growth.
NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025. The primary factors contributing to the $4.4 million increase in SiEnergy net income were as follows:
•$7.1 million increase in margin driven primarily by organic customer growth and the acquisition of Pines on June 2, 2025. See the SiEnergy margin table below for additional margin detail; partially offset by
•$3.1 million increase in operations and maintenance expenses due primarily to higher payroll and benefit costs and the acquisition of Pines.

For the nine months ended September 30, 2026, total SiEnergy volumes sold and delivered increased by 4.4 million therms compared to the same period in 2025 primarily due to organic growth and the Pines acquisition.

SIENERGY MARGIN TABLE. The following table summarizes the composition of gas volumes, revenues, and cost of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,		Favorable/(Unfavorable)
In thousands, except degree day and customer data	2026	2025	2026	2025(5)	QTD Change	YTD Change
Volumes (therms)
Residential and commercial sales	3,586	2,643	25,311	20,889	943	4,422
Transportation	1,677	1,124	3,354	3,360	553	(6)
Total volumes sold and delivered	5,263	3,767	28,665	24,249	1,496	4,416
Operating Revenues
Residential and commercial sales	$12,067	$10,947	$55,660	$43,501	$1,120	$12,159
Transportation	198	191	597	585	7	12
Other distribution revenues	547	683	1,796	1,903	(136)	(107)
Total operating revenues	12,812	11,821	58,053	45,989	991	12,064
Less: Cost of gas	3,312	2,950	18,973	14,230	362	4,743
Less: Revenue taxes	360	290	1,698	1,433	70	265
Margin	$9,140	$8,581	$37,382	$30,326	$559	$7,056
Margin(1)
Residential and commercial sales	$8,407	$7,708	$35,013	$27,854	$699	$7,159
Transportation	186	190	573	569	(4)	4
Other margin	547	683	1,796	1,903	(136)	(107)
Margin	$9,140	$8,581	$37,382	$30,326	$559	$7,056
Cost of Gas Detail
Volumes sold (therms)(2)	3,586	2,643	25,311	20,889	943	4,422
Average cost of gas (cents per therm)	$0.92	$1.12	$0.75	$0.68	$(0.20)	$0.07
Degree days(3)
Average(4)	2	3	813	768	(1)	45
Actual	1	4	599	813	(3)	(214)
Percent (warmer) colder than average weather(4)(6)	NM	NM	(26)%	6%		(32)%
			As of September 30,
Meters			2026	2025	Change	Growth
Residential			97,892	86,306	11,586	13.4%
Commercial			722	639	83	13.0%
Total			98,614	86,945	11,669	13.4%
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
(5)    SiEnergy was acquired by NW Holdings on January 7, 2025. Results for the period from January 7, 2025 to September 30, 2025 are presented in the table above. Prior to January 7, 2025, NW Holdings did not operate any assets that fall within its SiEnergy segment.
(6)    NM indicates that the calculated value is not meaningful.

NWN WATER SEGMENT RESULTS. NWN Water results and highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except per share data	2026	2025	2026	2025
Operating Revenues	$19,515	$18,627	$51,561	$48,830	$888	$2,731
Operating expenses:
Operations and maintenance	8,982	9,161	27,432	24,494	(179)	2,938
General taxes	1,006	520	1,561	1,643	486	(82)
Revenue taxes	152	141	371	289	11	82
Depreciation	2,872	1,264	8,617	6,233	1,608	2,384
Other operating expenses	1,096	1,006	2,355	2,297	90	58
Total operating expenses	14,108	12,092	40,336	34,956	2,016	5,380
Income from operations	5,407	6,535	11,225	13,874	(1,128)	(2,649)
Other income, net	702	745	1,400	1,147	(43)	253
Interest expense, net	956	799	2,465	2,335	157	130
Income before income taxes	5,153	6,481	10,160	12,686	(1,328)	(2,526)
Income tax expense	1,262	1,734	2,566	3,418	(472)	(852)
Net income	$3,891	$4,747	$7,594	$9,268	$(856)	$(1,674)
EPS(1)	$0.09	$0.11	$0.18	$0.22	$(0.02)	$(0.04)

Connections			As of September 30, 2026	As of September 30, 2025	Change	Growth
Water and wastewater			81,710	79,037	2,673	3.4%
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures—Segment Earnings Per Share for definition, reconciliation and additional information.
THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025. The primary factors contributing to the $0.9 million decrease in net income were as follows:
•$1.6 million increase in depreciation expense due to additional capital investments; partially offset by
•$0.9 million increase in operating revenues primarily driven by regulated and unregulated rate increases.
NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025. The primary factors contributing to the $1.7 million decrease in net income were as follows:
•$2.9 million increase in operations and maintenance expenses primarily due to higher payroll and benefit costs, software and technology costs, and acquisitions; and
•$2.4 million increase in depreciation expense due to additional capital investments; partially offset by
•$2.7 million increase in operating revenues primarily driven by rate increases.

OTHER RESULTS. Other results and highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
In thousands, except per share data	2026	2025	2026	2025
Operating Revenues	$8,254	$7,055	$26,224	$23,542	$1,199	$2,682
Operating expenses:
Cost of gas	5,290	4,290	16,061	14,129	1,000	1,932
Operations and maintenance	1,244	2,670	3,580	15,686	(1,426)	(12,106)
General taxes	42	18	54	46	24	8
Total operating expenses	6,576	6,978	19,695	29,861	(402)	(10,166)
Income (loss) from operations	1,678	77	6,529	(6,319)	1,601	12,848
Other income (expense), net	462	5	467	175	457	292
Interest expense, net	12,909	12,463	37,850	35,527	446	2,323
Income (loss) before income taxes	(10,769)	(12,381)	(30,854)	(41,671)	1,612	10,817
Income tax expense (benefit)	(2,952)	(3,259)	(8,595)	(10,962)	307	2,367
Net loss	$(7,817)	$(9,122)	$(22,259)	$(30,709)	$1,305	$8,450
EPS(1)	$(0.18)	$(0.22)	$(0.53)	$(0.75)	$0.04	$0.22
(1)    Non-GAAP financial measure. See Non-GAAP Financial Measures--Segment Earnings Per Share for definition, reconciliation and additional information.

THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025. The primary factor contributing to the $1.3 million decrease in net loss was as follows:
•$1.4 million decrease in operations and maintenance expenses due primarily to lower business development and transaction expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025. The primary factors contributing to the $8.5 million decrease in net loss were as follows:
•$12.1 million decrease in operations and maintenance expenses due primarily to lower business development and transaction expenses; partially offset by
•$2.4 million decrease in income tax benefit due to lower pre-tax losses; and
•$2.3 million increase in interest expense due primarily to higher long-term debt at NW Holdings from Junior Subordinated Debentures issued in March 2025 and Senior Notes issued in June and August 2026.

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

We continue to monitor the impact of the conflict in the Middle East and the resulting volatility in global natural gas prices. NW Natural and SiEnergy recover the cost of natural gas through rates. In addition, for the 2026-27 gas year, the total amount of forecasted sales volumes hedged was approximately 83% in Oregon and 44% in Washington. We have not experienced gas price volatility in regard to the conflict in the Middle East, and will continue to assess these factors.

For all of our businesses, we continuously monitor interest rates and financing options. Our regulated utilities generally recover interest expense on their long-term debt through their authorized cost of capital.

Regulatory Matters
For additional information, see Part II, Item 7 "Results of Operations—Regulatory Matters" in the 2025 Form 10-K.

NW Natural
NW Natural's natural gas distribution business is subject to regulation by the OPUC and WUTC with respect to, among other matters, rates and terms of service, systems of accounts, and issuances of securities by NW Natural. At September 30, 2026, approximately 88% of NW Natural customers were located in Oregon, with the remaining 12% in Washington. Earnings and cash flows from natural gas distribution operations are largely determined by rates set in general rate cases and other proceedings in Oregon and Washington. They are also affected by weather, the local economies in Oregon and Washington, the pace of customer growth in the residential, commercial, and industrial markets, legislation and policy, customer preferences and NW Natural's ability to remain price competitive, control expenses, and obtain reasonable and timely regulatory recovery of its natural gas distribution-related costs, including operating expenses and investment costs in plant and other regulatory assets. NW Natural continuously evaluates the need for rate cases and other proceedings in its jurisdictions. See "Most Recent Completed Rate Cases" below.

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

2026 WASHINGTON RATE CASE. On July 29, 2026, the WUTC issued a final order in the Rate Case concluding NW Natural's multi-year rate case filed in August 2025 (Order). The Order provides for an annual revenue requirement across three years, beginning on August 1, 2026.

The incremental revenue requirement for each year is based upon the following assumptions:

	Year 1	Year 2	Year 3
Revenue Requirement Increase(3)	$20.1 million	$7.5 million	$7.4 million(2)
Capital Structure	•50.0% long-term debt •50.0% common equity	•50.0% long-term debt •50.0% common equity	•50.0% long-term debt •50.0% common equity
Return on Equity	9.5%	9.5%	9.5%
Cost of Long-Term Debt	4.806%	4.863%	4.936%
Overall Rate of Return	7.15%	7.18%	7.22%
Average Rate Base	$328.0 million(1)	$368.2 million	$397.8 million

(1) Represents an increase of $80.7 million since the last rate case.
(2) Includes approximately $3.5 million related to an updated depreciation study.
(3) Increase includes revenue resulting from provisional capital, which is subject to an annual review. Actual results may vary from forecasted plant in service. The Company is required to refund customers for amounts over collected as a result of variances from the forecast. As of September 30, 2026, estimated refund amounts are immaterial.

New rates were effective on August 1, 2026.

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

In September 2026, NW Natural filed its annual PGAs and received OPUC and WUTC approval in October. The PGA rate changes became effective on October 31, 2026, for residential customers in Oregon and on November 1, 2026, for non-residential customers in Oregon and all customers in Washington. Rates vary between states due to different rate structures, rate mechanisms and hedging policies.

Each year, NW Natural hedges gas prices on a portion of NW Natural's annual sales requirement based on normal weather, including both physical and financial hedges. As of September 30, 2026, NW Natural's forecasted sales volume was hedged at approximately 79% in total for the 2026-27 gas year, including 64% in financial hedges and 15% in physical gas supplies. The total hedged was approximately 83% in Oregon and 44% in Washington.

For the subsequent two gas years, NW Natural is hedged in total between 15% and 33% for annual requirements. Hedge levels are subject to change based on actual load volumes, which depend to a certain extent on weather, economic conditions, and estimated gas reserve production. Also, gas storage inventory levels may increase or decrease with storage expansion, changes in storage contracts with third parties, variations in the heat content of the gas, and/or storage recall by NW Natural. We will continue to monitor gas prices as we fill storage and look at hedging plans for future gas years. Gas purchases and hedges entered into for the upcoming PGA year will be included in the Company’s PGA filings in Oregon and Washington.

Under the current PGA mechanism in Oregon, there is an incentive sharing provision whereby NW Natural is required to select each year an 80% deferral or a 90% deferral of higher or lower actual gas costs compared to estimated PGA prices, such that the impact on NW Natural's current earnings from the incentive sharing is either 20% or 10% of the difference between actual and estimated gas costs, respectively. For the 2025-26 and 2026-27 gas years, NW Natural selected the 90% deferral option. Under the Washington PGA mechanism, NW Natural defers 100% of the higher or lower actual gas costs, and those gas cost differences are passed on to customers through the annual PGA rate adjustment.

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

OREGON EARNINGS TEST REVIEW. NW Natural is subject to an annual earnings review in Oregon to determine if the NW Natural business is earning above its authorized ROE threshold. If NW Natural business earnings exceed a specific ROE level, then 33% of the amount above that level is required to be deferred or refunded to customers. Under this provision, if NW Natural selects the 80% deferral gas cost option, then NW Natural retains all earnings up to 150 basis points above the currently authorized ROE before earnings sharing applies. If NW Natural selects the 90% deferral option, then it retains all earnings up to 100 basis points above the currently authorized ROE. For the 2026-27 and 2025-26 gas years, NW Natural selected the 90% deferral option. The ROE threshold is subject to adjustment annually based on movements in long-term interest rates. For calendar year 2024, the ROE threshold was 10.40%, for 2025 the threshold was 10.43%, and for 2026, the ROE threshold was 10.50%. NW Natural filed the 2025 earnings test in April 2026, indicating no customer credit adjustment based on results, which was approved by the OPUC in June 2026. Through Q3 2026, NW Natural does not expect a customer credit adjustment for 2026 based on preliminary results of the earnings test.

WASHINGTON EARNINGS TEST REVIEW. NW Natural is also subject to an annual earnings review in Washington under its multi-year rate plan. If NW Natural's annual Commission Basis Report, filed each year in May, demonstrates that its reported rate of return on rate base exceeds its authorized rate of return by more than 50 basis points, NW Natural is required to defer revenues above that threshold for refunds to customers or another determination by the WUTC.

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

WARM. In Oregon, NW Natural has an approved weather normalization mechanism (WARM), which is applied to residential and small commercial customer bills. This mechanism is designed to help stabilize the collection of fixed costs by adjusting residential and small commercial customer billings based on temperature variances from average weather, with rate decreases when the weather is colder than average and rate increases when the weather is warmer than average. The mechanism is applied to bills from December through mid-May of each heating season. The mechanism adjusts the margin component of customers’ rates to reflect average weather, which uses the 25-year average temperature for each day of the billing period. Daily average temperatures and 25-year average temperatures are based on a set point temperature of 59 degrees Fahrenheit for residential customers and 58 degrees Fahrenheit for commercial customers. The collections of any unbilled WARM amounts due to tariff caps and floors are deferred and earn a carrying charge until collected, or returned, along with the PGA the following year. Residential and small commercial customers in Oregon are allowed to opt out of the weather normalization mechanism, and as of September 30, 2026, 7% of total eligible customers had opted out. NW Natural does not have a weather normalization mechanism approved for Washington customers, which account for about 12% of total customers.

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

Investments in RNG facilities are recovered through an automatic adjustment clause that allows recovery of NW Natural's investments in RNG projects, including operating costs, to be added to rates annually on October 31, following a prudence review. The RNG recovery mechanism allows NW Natural to defer for recovery or credit the differences between the forecasted and actual costs of the RNG projects, subject to an earnings test that includes deadbands at 50 basis points below and above NW Natural's authorized ROE. NW Natural has one investment that the OPUC has approved for recovery in rates. NW Natural filed the 2025 earnings test in April 2026, indicating no customer credit adjustment based on results, which was approved by the OPUC in June 2026. Through Q3 2026, NW Natural does not expect a customer credit adjustment for 2026 based on preliminary results of the earnings test. For RNG procurement contracts, NW Natural seeks recovery of the costs along with the PGA, subject to a prudence review.

ENVIRONMENTAL COST DEFERRAL AND RECOVERY. NW Natural has authorizations in Oregon and Washington to defer costs related to remediation of properties that are owned or were previously owned by NW Natural. In Oregon, a Site Remediation and Recovery Mechanism (SRRM) is currently in place to recover prudently incurred costs allocable to Oregon customers, subject to an earnings test. In Washington, an Environmental Cost Recovery Mechanism (ECRM) is currently in place to recover prudently incurred costs allocable to Washington customers.

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

ENVIRONMENTAL EARNINGS TEST. The SRRM earnings test is an annual review of adjusted NW Natural ROE compared to authorized NW Natural ROE. To apply the earnings test, NW Natural must first determine what if any costs are subject to the test through the following calculation:

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

To the extent the NW Natural business earns at or below its authorized ROE as defined in the SRRM, the total amount transferred to post-review is recoverable through the SRRM. To the extent more than authorized ROE is earned in a year, the amount transferred to post-review would be reduced by those earnings that exceed its authorized ROE. NW Natural filed the 2025 earnings test in April 2026, indicating no customer credit adjustment based on results, which was approved by the OPUC in June 2026. Through Q3 2026, NW Natural does not expect a customer credit adjustment for 2026 based on preliminary results of the earnings test.

Washington ECRM
Under the ECRM, NW Natural is permitted to recover environmental remediation expenses allocable to Washington customers. These expenses represent 3.32% of costs associated with remediation of sites that historically served both Oregon and

Washington customers. The order allows for recovery of past deferred and future prudently incurred remediation costs allocable to Washington through application of insurance proceeds and collections from customers. Prudently incurred costs that were deferred from the initial deferral authorization in February 2011 through June 2019 were fully offset with insurance proceeds, with any remaining insurance proceeds to be amortized over a 10.5 year period. On an annual basis NW Natural will file for a prudence determination and a request to recover remediation expenditures in excess of insurance amortizations in the following year's customer rates. After insurance proceeds are fully amortized, if in a particular year the request to collect deferred amounts exceeds one percent of Washington normalized revenues, then the excess will be collected over three years with interest.

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

MIST INTERSTATE GAS STORAGE. NW Natural's interstate storage activities at its Mist Storage facility are subject to regulation by the OPUC, WUTC, and the Federal Energy Regulatory Commission (FERC) with respect to, among other matters, rates and terms of service. The OPUC also regulates intrastate storage services at Mist, while FERC regulates interstate storage services at Mist. The FERC uses a maximum cost of service model which allows for gas storage prices to be set at or below the cost of service as approved by each agency in their last regulatory filing. The OPUC Schedule 80 rates are tied to the FERC rates, and are updated when NW Natural modifies FERC maximum rates. NW Natural is required under its Mist interstate storage certificate authority and rate approval orders to file every five years either a petition for rate approval or a cost and revenue study to change or justify maintaining the existing rates for its interstate storage services. NW Natural filed a rate petition with the FERC in August 2023 and the revised rates were effective beginning September 1, 2023.

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

ALTERNATIVE RATE MECHANISM (ARM). On October 13, 2026, the OPUC issued an order approving NW Natural's proposed alternative rate mechanism (ARM) providing for the recovery of costs associated with certain capital expenditures placed into service prior to October 31, 2026, including certain discrete projects over $1 million, information technology and services capital expenditures and public works projects. The Order provides for a revenue requirement increase of $13 million. Based on projects placed into service, approximately $12.3 million went into rates. Updated residential rates became effective October 31, 2026, and non-residential rates became effective November 1, 2026.

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

Regulatory Proceeding Updates
2026 RATE CASE. On May 4, 2026, SiEnergy Gas, LLC (SiEnergy Gas), Pines Gas, Inc. and Pines Gas Development, Inc. filed a request for a general rate increase with the RRC. The filing included a request to consolidate the corporate, regulatory and rate structures of these entities and requested an overall revenue requirement increase of $12.0 million.

On September 22, 2026, SiEnergy Gas, Pines Gas, Pines Gas Development, the staff of the RRC, the coalition of cities served by SiEnergy Gas, and other municipal parties to the Rate Case filed a settlement with the RRC that addresses all issues in the Rate Case (Stipulation). The Stipulation provides for the consolidation of SiEnergy Gas, Pines Gas, and Pines Gas Development as well as the establishment of systemwide rates. The Stipulation provides for a revenue requirement increase of approximately $8.6 million, a capital structure consisting of 59.75% equity and 40.25% long-term debt, a return on equity of 9.8%, and an overall cost of capital of 8.0%. Rate base of the combined entities is approximately $343 million, representing a $177 million increase since the last rate case in 2023. The Stipulation further sets forth baseline factors for future interim rate adjustment filings under Texas' Gas Reliability Infrastructure Program (GRIP). To participate in the GRIP program, SiEnergy must make an initial filing within two years of its Rate Case filing.

The Stipulation is subject to the review and approval of the RRC. For new rates to be effective, the RRC must issue an order, which may approve, modify or deny the terms of the Stipulation. New rates are expected to take effect in November 2026.

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
•Salmon Valley Water, Sunstone Water, Lakeshore Water, Seavey Loop Water, and South Coast Water, regulated water companies in Oregon, filed a consolidated general rate case in the fourth quarter of 2025. The filing requests an annual revenue increase of $1.5 million. On July 7, 2026, the OPUC approved a separate application to merge legal entities.
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
•On September 4, 2026, Sunriver filed a request for an alternative rate mechanism with the Oregon Public Utilities Commission for the recovery of costs associated with certain capital expenditures expected to be placed into service in Q4 2026. The request seeks an increase to annual revenues of $811 thousand, and is expected to go into effect in the first quarter of 2027.

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

Federal
Historically, federal agencies have regulated GHG emissions. For example, under the Clean Air Act, our natural gas distribution businesses have been required to report system throughput to the EPA on an annual basis. The EPA also has required additional GHG reporting regulations applicable to NW Natural, requiring the annual reporting of fugitive emissions from operations. The EPA has revoked the endangerment finding for GHG emissions, proposed rules rescinding these reporting requirements, and extended the 2025 reporting deadline until March 10, 2027. However, we remain subject to such reporting requirements until the rescinding rule is finalized and becomes effective.

Since taking office in January 2025, President Trump has advanced federal policies to promote energy independence and revoke Biden Administration climate initiatives. We expect continued changes to climate policy under the Trump Administration, such as additional executive orders, regulations, programs and other federal actions. We are currently evaluating these developments but cannot predict the timing, form, or potential impact of future federal actions on our business.

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

Effective February 2021, Washington state building codes (WSEC-2018) require new residential homes to meet energy efficiency standards based on carbon emissions assumptions that consider electric appliances to have lower on-site GHG emissions than comparable gas appliances. This increases the cost of constructing new homes with natural gas depending on a number of factors including home size, equipment configurations, and building envelope measures. In March 2024, rules enacted by the Washington State Building Code Council (SBCC) (WSEC-2021) took effect that modified the 2021 codes, and collectively, these rules generally have the effect of restricting or eliminating the use of gas space and water heating in new commercial and residential construction. However, the SBCC is in the process of amending its building codes. The SBCC expects to adopt a final rule amending its building codes by November 20, 2026, and while these amendments may impact gas space and water heating, the contents of the final rule have yet to be determined.
In November 2024, Washington Ballot initiative I-2066 was passed. I-2066 was described on the ballot as prohibiting state and local governments from restricting access to natural gas, prohibiting the SBCC from discouraging or penalizing the use of natural gas in any building, requiring providers of natural gas to provide energy services regardless of the other energy sources available, and prohibiting the Washington Utilities and Transportation Commission (WUTC) from approving any multiyear rate plan requiring or incentivizing a natural gas company to terminate natural gas service or make such natural gas service cost-prohibitive. Although the SBCC has previously indicated that it will investigate any changes necessary under I-2066, the King County Washington Superior Court issued a ruling in March 2025 declaring I-2066 invalid under the Washington State Constitution. In September 2026, the Washington Supreme Court affirmed the Superior Court's judgment.

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

In June 2026, Washington signed a carbon market linkage agreement with California and Québec which states an intent to link the CCA carbon market with the carbon markets of the latter two jurisdictions. On September 23, 2026, the Washington Department of Ecology completed a rulemaking process to amend CCA program and greenhouse gas reporting rules to facilitate linkage between the three jurisdictions.

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

Limitations on natural gas use, declining line extension allowances provided in rates to cover construction costs for new services, or carbon compliance costs included in rates reduce the competitiveness of our business and the demand for natural gas service. However, at the same time, other sources of energy are or will be subject to GHG-related compliance requirements that are likely to affect their cost and competitiveness relative to natural gas. For example, Oregon’s HB 2021 and Washington’s SB 5116 require certain GHG emissions reductions from electric utilities. We expect compliance with these and other laws will increase the cost of energy for electric customers in our service territory. We are not able to determine at this time whether these developments will make natural gas use more or less competitive on a relative basis.

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

	Nine Months Ended September 30,
In thousands	2026	2025	YTD Change
NW Holdings cash provided by operating activities	$213,125	$265,852	$(52,727)
NW Natural cash provided by operating activities	188,709	276,419	(87,710)

NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025. Cash provided by operating activities decreased $52.7 million at NW Holdings and $87.7 million at NW Natural.

The significant factors contributing to the decrease in cash provided at NW Holdings were as follows:
•$21.2 million increase in cash used by decoupling mechanism;
•$17.4 million increase in cash used to purchase inventory; and
•$13.8 million increase in cash used by accounts payable; partially offset by
•$12.7 million increase in net income.

The significant factors contributing to the decrease in cash provided at NW Natural were as follows:
•$24.7 million decrease in cash from accounts receivable due to comparatively warmer weather in the current year;
•$22.4 million increase in cash used to purchase inventory;
•$21.2 million increase in cash used by decoupling mechanism; and
•$13.5 million increase in cash used to pay accounts payable; partially offset by
•$10.0 million increase in cash provided by changes in regulatory accounts.

NW Holdings and NW Natural have lease and purchase commitments relating to their operating activities that are financed with cash flows from operations. For information on cash flow requirements related to leases and other purchase commitments, see Note 7 and Note 16 in the 2025 Form 10-K.
Investing Activities

	Nine Months Ended September 30,
In thousands	2026	2025	YTD Change
NW Holdings cash used by investing activities	$(363,808)	$(667,480)	$303,672
NW Natural cash used by investing activities	(248,053)	(264,987)	16,934

NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025. Cash used by investing activities decreased $303.7 million at NW Holdings and decreased $16.9 million at NW Natural. The decrease in cash used by investing activities at NW Holdings was primarily driven by the acquisition of SiEnergy on January 7, 2025, for which $271.1 million in cash consideration was paid and the acquisition of Pines on June 2, 2025, for which $60.4 million in cash consideration was paid. NW Holdings capital expenditures increased by $40.8 million, driven primarily by increases at SiEnergy and NWN Water, and offset by a decrease in capital expenditures of $4.7 million at NW Natural. NW Natural also received $13.5 million in proceeds from the investment in life insurance policies, driven by a life event in 2026.

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

Financing Activities

	Nine Months Ended September 30,
In thousands	2026	2025	YTD Change
NW Holdings cash provided by financing activities	$144,587	$389,476	$(244,889)
NW Natural cash provided (used) by financing activities	47,078	(16,994)	64,072

NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025. Cash provided by financing activities decreased $244.9 million at NW Holdings, and cash used by financing activities decreased $64.1 million at NW Natural.

The decrease in cash provided by financing activities at NW Holdings was primarily driven by lower issuances of long-term debt, and higher net repayments of short-term debt, partially offset by lower repayments of long-term debt.

The decrease in cash used by financing activities at NW Natural was primarily attributable to an increase in issuances of long-term debt, and a decrease in net repayments of short-term debt, partially offset by a decrease in cash contributions received from NW Holdings.

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

NW Holdings' consolidated capital structure, excluding short-term debt, was as follows:

	September 30,		December 31,
	2026	2025	2025
Common equity	36.4%	39.0%	37.7%
Long-term debt (including current maturities)	63.6	61.0	62.3
Total	100.0%	100.0%	100.0%

NW Natural's consolidated capital structure, excluding short-term debt, was as follows:

	September 30,		December 31,
	2026	2025	2025
Common equity	47.9%	52.2%	49.6%
Long-term debt (including current maturities)	52.1	47.8	50.4
Total	100.0%	100.0%	100.0%

As of September 30, 2026 and 2025, and December 31, 2025, NW Holdings' consolidated capital structure included common equity of 35.2%, 37.0% and 36.2%; long-term debt of 59.1%, 55.0% and 55.7%; and short-term debt including current maturities of long-term debt of 5.7%, 8.0% and 8.1%, respectively. As of September 30, 2026 and 2025, and December 31, 2025, NW Natural's consolidated capital structure included common equity of 47.9%, 51.1%, and 49.4%; long-term debt of 49.0%, 46.3% and 48.5%; and short-term debt including current maturities of long-term debt of 3.1%, 2.6%, and 2.1%, respectively.

Liquidity and Capital Resources
At September 30, 2026 and 2025, NW Holdings had approximately $30.3 million and $32.2 million, and NW Natural had approximately $17.0 million and $20.3 million of cash and cash equivalents, respectively. In order to maintain sufficient liquidity during periods when capital markets are volatile, NW Holdings and NW Natural may elect to maintain higher cash balances and add short-term borrowing capacity. NW Holdings and NW Natural may also pre-fund their respective capital expenditures when long-term fixed rate environments are attractive. NW Holdings and NW Natural expect to have ample liquidity in the form of cash on hand and from operations and available credit capacity under credit facilities to support funding needs.

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

During the three months ended September 30, 2026, NW Holdings issued and sold 75,829 shares of common stock pursuant to the ATM equity program.

During the nine months ended September 30, 2026, NW Holdings issued and sold 516,863 shares of common stock pursuant to the ATM equity program resulting in cash proceeds of $25.8 million, net of fees and commissions paid to agents of $0.5 million. As of September 30, 2026, $71.5 million of equity remained available for issuance under the ATM equity program.

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

As part of the ring-fencing conditions agreed upon with the OPUC and WUTC in connection with the holding company reorganization, NW Natural may not pay dividends or make distributions to NW Holdings if NW Natural’s credit ratings and common equity ratio fall below specified levels. Common equity ratio is calculated as common equity divided by the sum of common equity and long-term debt, including current maturities. If NW Natural’s long-term secured credit ratings are below A- for S&P and A3 for Moody’s, dividends may be issued so long as NW Natural’s common equity ratio is 45% or more. If NW Natural’s long-term secured credit ratings are below BBB for S&P and Baa2 for Moody’s, dividends may be issued so long as NW Natural’s common equity ratio is 46% or more. Dividends may not be issued if NW Natural’s long-term secured credit ratings are BB+ or below for S&P or Ba1 or below for Moody’s, or if NW Natural’s common equity ratio is below 44%, where the ratio is measured using common equity and long-term debt excluding imputed debt or debt-like lease obligations. In each case, common equity ratios are determined based on a preceding or projected 13-month average. In addition, there are certain OPUC notice requirements for dividends in excess of 5% of NW Natural’s retained earnings, or more than 10% of its retained earnings over a six-month period, and for special cash dividends paid in addition to regularly quarterly dividends.

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

At September 30, 2026, NW Natural satisfied the ring-fencing provisions described above.

Based on several factors, including current cash reserves, committed credit facilities, its ability to receive dividends from its operating subsidiaries, in particular NW Natural, and an expected ability to issue long-term debt and equity securities in the capital markets, NW Holdings believes its liquidity is sufficient to meet anticipated cash requirements, including all contractual obligations, investing, and financing activities as discussed in "Cash Flows" above, for at least the next 12 calendar months beginning October 1, 2026 and beyond such 12-month period based on NW Holdings' current business plans.

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

Dividend highlights include:

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change	YTD Change
Per common share	2026	2025	2026	2025
Dividends paid	$0.4925	$0.4900	$1.4775	$1.4700	$0.0025	$0.0075

In October 2026, the Board of Directors of NW Holdings declared a quarterly dividend on NW Holdings common stock of $0.50 per share. The dividend is payable on November 13, 2026 to shareholders of record on October 30, 2026, reflecting an annual indicated dividend rate of $2.00 per share.

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

In the event NW Natural senior unsecured long-term debt ratings are downgraded, or outstanding derivative positions exceed a certain credit threshold, counterparties under derivative contracts could require NW Natural to post cash, a letter of credit, or other forms of collateral, which could expose NW Natural to additional cash requirements and may trigger increases in short-term borrowings while in a net loss position. NW Natural was not required to post collateral at September 30, 2026. See "Credit Ratings" below and Note 15.

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

Alongside these development agreements, Ohio Renewables and the subsidiary of EDL executed agreements for Ohio Renewables to purchase up to an annual specified amount of RNG produced by the EDL Facilities over a 20-year period at a contractually specified price. In December 2025, Ohio Renewables entered into an agreement to purchase up to an annual specified amount of RNG produced by the EDL Facilities from a separate investment-grade counterparty over an 11-year period at a contractually specified price. Purchase volumes for each agreement are variable based on production, and purchases may not exceed contracted amounts. We currently estimate the amount of RNG purchases based on prices and estimated production volumes specified in the agreements to be $31.4 million in 2027, $31.6 million in 2028, $30.8 million in 2029, $31.4 million in 2030 and $599.3 million thereafter. Year-to-date purchases through Q3 totaled $12.5 million, for total expected purchases of $20.9 million in 2026.

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

Short-Term Debt
At September 30, 2026, September 30, 2025 and December 31, 2025, short-term debt consisted of the following:

	September 30, 2026		September 30, 2025		December 31, 2025
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)
Commercial Paper Borrowings - NW Holdings(2)	$136.3	4.2%	$131.2	4.5%	$162.0	4.1%
Commercial Paper Borrowings - NW Natural	—	—%	64.3	4.3%	10.0	4.0%
SiEnergy Credit Agreement Loans	9.7	5.1%	—	—%	—	—%
Total short-term debt	$146.0		$195.5		$172.0
(1) Weighted average interest rate on outstanding short-term debt.
(2) NW Holdings initiated a commercial paper program in March 2025.

Credit Agreements
NW Holdings
At September 30, 2026, NW Holdings had a $250 million credit agreement with a feature that allows NW Holdings to request increases to the total commitment amount up to a maximum of $350 million (subject to lender approval). The maturity date of the agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2026 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$194
A/A1	56
Total	$250

NW Holdings did not have any outstanding balances drawn under the NW Holdings credit agreement at September 30, 2026, September 30, 2025 and December 31, 2025.

The NW Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $40 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Holdings was in compliance with this covenant at September 30, 2026 and 2025, with consolidated indebtedness to total capitalization ratios of 61.9% and 59.6%, respectively.

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

NW Holdings had no letters of credit issued and outstanding at September 30, 2026 and 2025.

NW Natural
At September 30, 2026, NW Natural had a $400 million credit agreement, with a feature that allows NW Natural to request increases in the total commitment amount, up to a maximum of $600 million, subject to lender approval. The maturity date of the agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval.

All lenders under the NW Natural credit agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2026 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$310
A/A1	90
Total	$400

NW Natural did not have any outstanding balances drawn under the NW Natural credit agreement at September 30, 2026, September 30, 2025 and December 31, 2025.

The NW Natural credit agreement permits the issuance of letters of credit in an aggregate amount of up to $60 million. The principal amount of borrowings under the credit agreement is due and payable on the maturity date. The credit agreement requires NW Natural to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this covenant would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. NW Natural was in compliance with this financial covenant at September 30, 2026 and 2025, with consolidated indebtedness to total capitalization ratios of 52.1% and 48.9%, respectively.

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

NW Natural had no letters of credit issued and outstanding at September 30, 2026 and 2025.

SiEnergy
At September 30, 2026, SiEnergy Holding, LLC (SiEnergy Holdings) had a $75 million senior unsecured credit agreement, with a feature that allows SiEnergy Holdings to request increases in the total commitment amount, up to a maximum of $125 million, subject to lender approval. The maturity date of the SiEnergy Holdings credit agreement is November 3, 2030 (or, if such day is not a business day, the immediately preceding business day), with available extensions of commitments for two additional one-year periods, subject to lender approval. At September 30, 2026, $9.7 million was drawn under the SiEnergy Holdings agreement. There were no outstanding balances under the SiEnergy Holdings agreement at December 31, 2025.

All lenders under the SiEnergy Holdings credit agreement are major financial institutions with committed balances and investment grade credit ratings as of September 30, 2026 as follows:

In millions
Lender rating, by category	Loan Commitment
AA/Aa	$75
Total	$75

The SiEnergy Holdings credit agreement permits the issuance of letters of credit in an aggregate amount of up to $20 million. SiEnergy had no letters of credit outstanding at September 30, 2026.

The SiEnergy Holdings credit agreement requires SiEnergy Holdings to comply, and to cause certain of its subsidiaries to comply, with various affirmative and negative covenants, including a financial covenant requiring SiEnergy Holdings to maintain a consolidated indebtedness to total capitalization ratio of 70% or less. Failure to comply with this or other applicable covenants or the occurrence of any other event of default, subject to, in certain instances, specified thresholds, cure periods and exceptions, would entitle the lenders to terminate their lending commitments and accelerate the maturity of all amounts outstanding. SiEnergy was in compliance with this covenant at September 30, 2026, with an indebtedness to total capitalization ratio of 31.7%.

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

In September 2026, NW Natural issued a $10.5 million letter of credit under the LC Facility, which expired October 16, 2026.

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

Long-Term Debt
At September 30, 2026, September 30, 2025 and December 31, 2025, NW Holdings' long-term debt consisted of the following:

	September 30, 2026		September 30, 2025		December 31, 2025
In millions	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(1)	Balance Outstanding	Weighted Average Interest Rate(2)
NW Natural first mortgage bonds	$1,664.7	4.8%	$1,354.7	4.6%	$1,544.7	4.7%
SiEnergy secured senior notes	185.0	5.6%	185.0	5.6%	185.0	5.6%
NWN Water unsecured senior notes	75.0	5.4%	—	—%	—	—%
NWN Water term loan	—	—%	55.0	4.7%	55.0	4.7%
Other water debt	3.6		4.2		4.0
NW Holdings unsecured senior bonds	405.0	5.7%	285.0	5.7%	285.0	5.7%
NW Holdings term loan	—	—%	50.0	5.2%	50.0	5.2%
NW Holdings junior subordinated debentures	325.0	7.0%	325.0	7.0%	325.0	7.0%
Long-term debt, gross	2,658.3		2,258.9		2,448.7
Less: unamortized debt issuance costs	16.8		15.1		15.9
Less: current maturities	100.7		115.7		160.6
Total long-term debt	$2,540.8		$2,128.1		$2,272.2

(1)     Weighted average interest rate for the nine months ended September 30, 2026 and September 30, 2025
(2)     Weighted average interest rate for the year ended December 31, 2025

NW Natural's first mortgage bonds (FMBs) have maturity dates ranging from 2026 through 2056 and interest rates ranging from 2.82% to 7.85%. SiEnergy's secured senior notes have maturity dates ranging from 2030 through 2055 and interest rates ranging from 4.86% to 6.04%. NWN Water's unsecured senior notes have maturity dates ranging from 2031 through 2036 and interest rates ranging from 5.15% to 5.58%. NW Holdings' unsecured senior bonds have maturity dates ranging from 2028 through 2036 and interest rates ranging from 5.35% to 5.86%. NW Holdings' Junior Subordinated Debentures have an interest rate of 7.0% and a maturity date of 2055. At September 30, 2026, NW Holdings and NW Natural had long-term debt outstanding of $2,641.5 million and $1,654.7 million, respectively, which included $16.8 million and $10.0 million of unamortized debt issuance costs at NW Holdings and NW Natural, respectively. Debt of $100.7 million is scheduled to mature in the next twelve months, which consists of $100.0 million at NW Natural and $0.7 million at NWN Water. See Part II, Item 7, "Financial Condition—Long-Term Debt" in the 2025 Form 10-K for long-term debt maturing over the next five years.

Summary of Significant Debt Issuances

In millions	Nine months ended September 30, 2026
NW Holdings(a)	Issuance Date	Maturity Date	Interest Rate	Amount
Series E Senior Notes	June 2026	June 2031	5.35%	$50.0
Series F Senior Notes	August 2026	August 2031	5.35%	10.0
Series G Senior Notes	August 2026	August 2036	5.83%	60.0

NW Natural(a)
First Mortgage Bonds	September 2026	September 2036	5.62%	60.0
First Mortgage Bonds	September 2026	September 2056	6.26%	60.0

NWN Water(b)
Series A Senior Notes	June 2026	June 2031	5.15%	33.0
Series B Senior Notes	June 2026	June 2036	5.58%	42.0
		Total long-term debt issuance		$315.0
(a) Proceeds were used to support working capital needs and for general corporate purposes including repayment of debt.
(b) Proceeds were used to repay the existing indebtedness under NWN Water's Credit Agreement; any remaining proceeds were used for working capital needs and for general corporate purposes.

NW Natural's First Mortgage Bonds (FMBs) were issued under the Mortgage and Deed of Trust, which constitutes a first mortgage lien on certain gas properties owned from time to time by NW Natural, including substantially all of the property constituting NW Natural's natural gas distribution plant balances.

Summary of Significant Debt Extinguishments and Repayments

NW Holdings
On August 6, 2026, NW Holdings repaid in full the $50.0 million outstanding principal amount of its senior unsecured Term Loan under the Term Loan Agreement, together with accrued interest and other amounts due. Following the repayment, no amounts remained outstanding under the Term Loan Agreement.

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

Bankruptcy Ring-fencing Restrictions
As part of the ring-fencing conditions agreed upon with the OPUC and WUTC, NW Natural is required to have one director who is independent from NW Natural management and from NW Holdings and to issue one share of NW Natural preferred stock to an independent third party. NW Natural was in compliance with both of these ring-fencing provisions as of September 30, 2026. NW Natural may file a voluntary petition for bankruptcy only if approved unanimously by the Board of Directors of NW Natural, including the independent director, and by the holder of the preferred share.

Contingent Liabilities
Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. See “Application of Critical Accounting Policies and Estimates” in the 2025 Form 10-K. At September 30, 2026, NW Natural's total estimated liability related to environmental sites is $351.4 million. See "Results of Operations—Regulatory Matters—Rate Mechanisms—Environmental Cost Deferral and Recovery" in the 2025 Form 10-K and Note 17.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NW Holdings and NW Natural are exposed to various forms of market risk including commodity supply risk, commodity price risk, interest rate risk, foreign currency risk, credit risk and weather risk. Management monitors and manages these financial exposures as an integral part of NW Holdings' and NW Natural's overall risk management program. No material changes have occurred related to disclosures about market risk for the nine months ended September 30, 2026. For additional information, see Part II, Item 1A, “Risk Factors” in this report and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the 2025 Form 10-K.

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

There were no changes in NW Holdings' or NW Natural's internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for NW Holdings and NW Natural.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of NW Holdings' equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance forward			2,124,528	$150,000,000
07/01/26-07/31/26	—	—	—	—
08/01/26-08/31/26	—	—	—	—
09/01/26-09/30/26	—	—	—	—
Total	—	$—	2,124,528	$150,000,000
(1)During the quarter ended September 30, 2026, no shares of common stock were purchased on the open market to meet the requirements of NW Holdings' Dividend Reinvestment and Direct Stock Purchase Plan. During the quarter ended September 30, 2026, no shares of NW Holdings common stock were purchased on the open market to meet the requirements of share-based compensation programs.
(2)During the quarter ended September 30, 2026, no shares of NW Holdings common stock were repurchased pursuant to the Board-approved share repurchase program. On May 29, 2024, NW Holdings disclosed that effective May 23, 2024, NW Holdings' Board authorized a new share repurchase program under which NW Holdings may repurchase in open market or privately negotiated transactions up to an aggregate of 5 million shares or an amount not to exceed $150 million. The new share repurchase program is authorized to continue until the program is used, terminated or replaced. For more information on our repurchase program, refer to Note 5 in the 2025 Form 10-K.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any such trading arrangements.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

NORTHWEST NATURAL GAS COMPANY
NORTHWEST NATURAL HOLDING COMPANY
 Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2026

Exhibit Index
Exhibit Number	Document
*4.1
Twenty-ninth Supplemental Indenture, providing for, among other things, (i) First Mortgage Bonds, 5.62% Series due 2036, and (ii) First Mortgage Bonds, 6.26% Series due 2056, dated as of August 15, 2026, by and between Northwest Natural Gas Company and Deutsche Bank Trust Company Americas. (incorporated by reference to Exhibit 4.1 to the Form 8-K dated September 3, 2026, File No. 1-15973).

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
(i) Consolidated Statements of Income;
(ii) Consolidated Balance Sheets;
(iii) Consolidated Statements of Cash Flows; and
(iv) Related notes.
The instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.
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

NORTHWEST NATURAL GAS COMPANY
(Registrant)

Dated:	November 5, 2026
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller

NORTHWEST NATURAL HOLDING COMPANY
(Registrant)

Dated:	November 5, 2026
/s/ Brody J. Wilson
Brody J. Wilson
Principal Accounting Officer
Vice President, Treasurer, Chief Accounting Officer and Controller